Form 10-K
period 2005-12-31
NTELOS HOLDINGS CORP
filed 2006-03-28
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-51798

NTELOS Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	36-4573125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Spring Lane, Suite 300, PO Box 1990, Waynesboro, Virginia 22980

(Address of principal executive offices) (Zip Code)

(540) 946-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes    ☒  No*

*	The registrant became subject to the Securities Exchange Act of 1934 on February 8, 2006.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2005 was N/A and on March 21, 2006 was $215,250,000 (based on the closing price for shares of the registrant’s common stock as reported on The Nasdaq National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 15,375,000 shares of the registrant’s common stock outstanding as of the close of business on March 21, 2006.

NTELOS HOLDINGS CORP.

2006 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Item 1.	Business.

Recent Developments

NTELOS Holdings Corp., a Delaware corporation, was formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P., or CVC, and certain of its affiliates, collectively referred to herein as the CVC Entities, and Quadrangle Capital Partners LP, or Quadrangle, and certain of its affiliates, collectively referred to herein as the Quadrangle Entities for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into a transaction agreement with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. In accordance with this agreement, we acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. Following the merger transaction on May 2, 2005, NTELOS Inc. became our wholly-owned subsidiary. In connection with this acquisition, we assumed approximately $625.7 million of debt of NTELOS Inc.

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Senior Notes due 2013, which are referred to herein as the Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from the Floating Rate Notes as a dividend to the holders of our Class L common stock.

We recently completed an initial public offering of 15,375,000 shares of our common stock. The offering consisted of 14,375,000 shares of common stock sold by us on February 13, 2006 and 1,000,000 shares of common stock sold by us on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering (including proceeds received from the sale of shares pursuant to the exercise of the underwriters’ over-allotment option) of approximately $169.5 million. We have used approximately $12.9 million of the net offering proceeds from our initial public offering to terminate our advisory agreements with the CVC Entities and the Quadrangle Entities. On April 15, 2006, we will use $144.0 million of net cash proceeds from the offering to redeem the Floating Rate Notes and pay accrued interest thereon. We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering.

In connection with the closing of our initial public offering, each share of our Class L common stock was converted into approximately 2.19 shares of Class B common stock and each share of our Class A common stock was converted into approximately 2.15 shares of Class B common stock. The terms of our Class B common stock include a $30 million distribution preference. Holders of our Class B common stock are entitled to receive cash dividends or distributions of $30 million in the aggregate, if and when declared by our board of directors, out of funds legally available for that purpose prior to the payment of any dividends or distributions on our common stock.

As of March 21, 2006, the CVC Entities and the Quadrangle Entities beneficially owned 24,525,752 shares of our Class B common stock, or 58.6% of our outstanding common stock on an as-converted basis. In addition, six of the seven directors that serve on the board of directors of NTELOS Holdings Corp. are representatives or designees of CVC and Quadrangle. One of the three directors designated to serve on the board of directors by CVC is “independent” pursuant to the applicable Nasdaq rules.

Our principal executive offices are located at 401 Spring Lane, Suite 300, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-3500. Our internet address is www.ntelos.com. We conduct all of our business through our wholly-owned subsidiary NTELOS Inc. and its subsidiaries.

Overview

NTELOS Holdings Corp. is a leading provider of wireless and wireline communications services to consumers and businesses in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Nextel Corp. We hold digital wireless personal communication services, or PCS, licenses to operate in 29 basic trading areas, with a licensed population of approximately 8.7 million, and we have deployed a network using code division multiple access technology, or CDMA, in 20 basic trading areas which currently cover a total population of approximately 5.1 million potential subscribers. As of December 31, 2005, our wireless retail business had approximately 336,000 NTELOS branded subscribers. In 2004 we entered into a seven-year exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum, the wireless subsidiary of Sprint Nextel. Under this agreement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS network service provider through July 2011 to all Sprint Nextel wireless services offered to approximately three million people in our western Virginia and West Virginia service area, which we deliver over our CDMA third generation, one times radio transmission technology, or 3G 1xRTT, network, utilizing our own spectrum.

Founded in 1897, our wireline business is divided into two operations: RLEC and Competitive Wireline (CLEC/Network and internet). Our RLEC business is conducted through two subsidiaries that qualify as rural telephone companies under the Telecommunications Act of 1996. These two rural telephone companies, which we refer to as our RLECs, provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta Counties. Our Competitive Wireline business includes competitive local exchange carrier, or CLEC, communication services in Virginia and West Virginia outside our RLEC service area and a wholesale carriers’ carrier business. Our CLEC business markets and sells local, long distance, and high-speed data services almost exclusively to business customers, with residential service limited to bundled service offerings with DSL. We also own a 1,900-mile regional fiber-optic network which interconnects with many of the largest markets in the mid-Atlantic region to offer wholesale services to other national and wireless carriers. As of December 31, 2005, we operated 46,810 RLEC and 44,948 CLEC telephone access lines, and 13,890 broadband access connections in our markets, and we had completed the investment required to offer DSL services in 90% of our RLEC service area.

Wireless Business

Overview

Our wireless business operates a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Kentucky, Ohio and North Carolina with a total covered population, or POPs, of 5.1 million people (7.3 million licensed POPs in 20 basic trading areas having an average spectrum depth of 23 MHz). We began acquiring PCS spectrum in western Virginia and West Virginia in June 1995 and began operations in Virginia in late 1997 and in West Virginia in late 1998. We entered eastern Virginia in July 2000 with the acquisition of the eastern Virginia assets of PrimeCo Personal Communications, L.P., or PrimeCo, following the Bell Atlantic/GTE merger. As of December 31, 2005, we served approximately 336,000 NTELOS-branded retail subscribers.

The coverage of our wireless business in Virginia covers Richmond, Fredericksburg, Hampton Roads/Norfolk, Roanoke, Lynchburg, Charlottesville, Staunton, Harrisonburg, Winchester, Danville and

Martinsville, as well as our headquarters in Waynesboro. The coverage of our wireless business also includes Charleston, Huntington, Morgantown, Beckley and Bluefield in West Virginia, Ashland, Kentucky, Portsmouth, Ohio and the Outer Banks of North Carolina.

Spectrum

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. At December 31, 2005, we operated our CDMA network in 20 basic trading areas with licensed POPs of 7.3 million with an average spectrum depth of 23 MHz. We also hold licenses in 9 additional basic trading areas which are currently classified as excess spectrum. The following table shows a breakdown of our 1900 MHz PCS spectrum position.

NTELOS’ Spectrum Position (POPs in thousands)

as of December 31, 2005

Basic Trading Area		PCS Spectrum Block	Licensed POPs(1)		Covered POPs(1)	MHz
Number	Name
Virginia East
156	Fredericksburg, VA	E	203.1		87.8	10
324	Norfolk, VA	B	1,911.4		1,681.4	20
374	Richmond, VA	B	1,324.8		992.7	20
374	Richmond, VA—Partitioned Counties	B	50.6	(4)		30

	Subtotal		3,439.3		2,761.9	19	(2)

Virginia West
75	Charlottesville, VA	C	246.6		160.5	20
104	Danville, VA	B	167.4		95.3	30
179	Hagerstown, MD	E/F	403.1		182.1	20
183	Harrisonburg, VA	D/E	156.6		105.3	20
266	Lynchburg, VA	B	161.5		132.5	30
284	Martinsville, VA	B	89.9		63.8	30
376	Roanoke, VA	B	664.9		489.3	30
430	Staunton, VA	B	115.6		102.7	30
479	Winchester, VA	C	181.1		151.5	20

	Subtotal		2,186.7		1,483.0	26	(2)

West Virginia
35	Beckley, WV	B	167.9		61.7	20
48	Bluefield, WV	B	162.4		47.3	30
73	Charleston, WV(3)	A/B	486.3		243.3	30
82	Clarksburg, WV	E(5)	192.3		79.4	10
137	Fairmont, WV	C/F	57.2		41.1	40
197	Huntington, WV	B	370.2		226.7	30
306	Morgantown, WV	C/F	118.1		70.2	25
359	Portsmouth, OH	B	90.0		40.1	30

	Subtotal		1,644.4		809.8	28	(2)

	Total Operating Spectrum		7,270.4		5,054.7	23

Excess
471	Wheeling, WV	C	207.1		NA	30
474	Williamson, WV—Pikeville, KY	B	174.7		NA	30
23	Athens, OH	A	137.8		NA	15
80	Chillicothe, OH	A	104.3		NA	15
100	Cumberland, MD	C/D	163.9		NA	40
259	Logan, WV	B	36.7		NA	30
342	Parkersburg, WV—Marietta, OH	C/F	180.9		NA	30
487	Zanesville—Cambridge, OH	A	194.2		NA	15
12	Altoona, PA	C	222.0		NA	15

	Subtotal		1,422.6			24	(2)

	Total (5)		8,693.0		5,054.7	23

(1)	Source: Map Info: Custom Data, Population Current Year and Five Year By Block Group: Entire U.S., SO #200982 © 2005

(2)	Weighted average MHz based on licensed POPs.

(3)	“A” block excludes Kanawha and Putnam counties.

(4)	Partitioned POPs not included in subtotal.

(5)	NTELOS acquired 10 MHz of spectrum in the Clarksburg, WV basic trading area on February 6, 2006.

Other Spectrum

In addition to PCS spectrum, we hold wireless communications service, or WCS, licenses in Columbus, OH, Broadband Radio Service (BRS), licenses in western Virginia (BRS was formerly known as multichannel multipoint distribution service) and local multipoint distribution service, or LMDS, licenses in portions of Virginia, Kentucky, West Virginia and Maryland.

Wireless Operations

Wireless Retail Business

Overview. We offer wireless voice and data products and services to retail customers throughout our service area under the NTELOS brand name. Many of our service plans target the local value segment, focusing on customers who will use their wireless phone primarily in their home market. We offer these customers value by providing unlimited and large numbers of minutes and premier customer service across our network. We have also recently begun to offer national calling plans for those customers who will use their phone outside of their home market. Our relationships with Sprint Nextel and other carriers allow us to provide these national plans at competitive prices. We offer customers a variety of PostPay plans, as well as Pay in Advance and traditional PrePay alternatives. PostPay represents the bulk of our retail subscribers and the primary focus of our marketing efforts. As of December 31, 2005, PostPay represented 57% of gross additions year-to-date and 76% of total subscribers. Due to the higher churn in non-PostPay segments, we will continue to emphasize marketing to PostPay customers.

Service Offerings. The chart below briefly describes the plans and provides a breakdown of subscribers as of December 31, 2005:

Product	Retail Subscribers	% of Subscribers	Description
PostPay	256,283	76%	• Family of Plans
			• Long Distance, Roaming, Features
			• 1- or 2-Year Service Agreement
			• Allows Shared Lines

Pay in Advance	73,469	22%	• PostPay-Like Plans with Buckets of Minutes
			• Competitive Cost of Entry
			• Long Distance, Roaming, Features
			• 1-Year Service Agreement; No Credit Check

PrePay (“nStant Minutes”)	6,554	2%	• Traditional Prepay
			• No Service Agreement
			• Pay-As-You-Go

•	PostPay.

•	Traditional PostPay plans are our most popular service offerings and account for approximately 76% of the base of our wireless customers. The current family of PostPay service offerings include UNLIMITED Regional minute plans which offer customers unlimited day, night, and weekend calling from anywhere on our digital network. This popular family of rate plans may include nationwide long distance and nationwide roaming minutes, and certain plans may be shared for an additional fee.

•	Another recently introduced PostPay service offering is NTELOS NATION. These plans feature no roaming charges via buckets of daytime and night and weekend minutes that can be used anywhere in the country. All NATION plans include nationwide long distance, no roaming, lower overage charges, and may be shared to address family plan scenarios.

•	All PostPay plans are available with one- or two-year service agreements and most can accommodate up to four shared lines for an additional monthly service fee. Plans may include nationwide long distance calling, roaming, and a variety of added-value features like incoming text messaging, Caller ID, and integrated voicemail. Additionally, users can take advantage of all data service offerings such as text and picture messaging, and downloading of games, ringtones, and other mobile applications.

•	PrePay - Pay in advance type plans include the following separate categories of plans:

a)	nAdvance. nAdvance represents 19% of the base, and is a hybrid alternative positioned to look like PostPay but operate like PrePay, nAdvance targets credit-challenged and no-credit customers, including teens and students. A one-year service agreement is required, and customers pay their monthly charges in advance by credit card, bank draft, or cash, thus eliminating credit checks and bad debt exposure. nAdvance customers can prepay to have access to certain data features.

b)	HomeFree “No Roam.” This service represents 3% of the base, and is a “bridge” product positioned between traditional PostPay and PrePay services. The product provides a billing alternative for customers that qualify for PostPay with a deposit, but opt instead to prepay for an unlimited plan with restricted roaming and data capabilities. A one- or two year service agreement is required.

c)	PrePay (“nStant Minutes”). A traditional pay-as-you-go PrePay service which currently comprises only 2% of the customer base. nStant Minutes provides an affordable, convenient PCS service with no monthly fees, no annual contract and no credit check. Minutes are replenished as needed by cash, credit card or prepaid cards.

Sales, Marketing and Customer Care. We target customers by advertising the “best value” available in a wireless provider. We target persons between the ages of 21 and 54 who use their phone primarily in their home market. Our belief is that many customers use their phone primarily in and around their home area, however, our NTELOS NATION plans allow us to address consumer needs for nationwide travel . We do not target heavy roamers such as business executives or national corporations, and our national plans take advantage of our access to the national Sprint Nextel wireless network under the Strategic Network Alliance.

We promote our PostPay products almost exclusively in our marketing communications. PrePay plans target only certain segments where a majority of the population would not want or qualify for PostPay service.

Advertising is focused on driving traffic to the company-owned retail stores and inside sales representatives. Company-owned distribution is a key component of our wireless growth strategy, with strong supporting distribution from indirect agent locations which extend our wireless retail points of presence. The focus on company-owned distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2005, 76% of gross additions were acquired through direct channels. Our direct distribution is supported by regional agents with 281 points of presence.

Our wireless customer care call centers are located in Waynesboro and Daleville, Virginia. We operate a single virtual call center, supporting a reduction in headcount and uniform customer service across our region. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to upsell additional products and features. Also, we utilize a retention team to focus on either renewing or maintaining our customers.

Wireless Wholesale Business

Overview. We provide digital PCS services on a wholesale basis to other PCS providers, most notably Sprint Nextel. Our wireless wholesale business began in 1999 when we signed a 10-year agreement with Horizon PCS to carry Horizon PCS’s traffic in our territories in western Virginia and West Virginia. On August 15, 2003, Horizon PCS filed for Chapter 11 bankruptcy protection. As a part of Horizon PCS’s restructuring, in June 2004 Sprint bought out Horizon PCS’s interest in the approximately 95,000 Sprint-branded subscribers in Horizon PCS’s territories which are serviced by our network. We subsequently entered into the Strategic Network Alliance with Sprint Nextel. The Strategic Network Alliance expires on July 31, 201l, which includes automatic five-year extensions unless the agreement’s notice provisions are exercised.

Our Strategic Network Alliance with Sprint Nextel. In 2004, we entered into the Strategic Network Alliance with Sprint Spectrum, a subsidiary of Sprint Nextel. Under the terms of our Strategic Network Alliance with Sprint Nextel, we are the exclusive PCS network service provider for all Sprint Nextel products and services in the following markets: Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. Our CDMA network encompasses approximately 3.0 million POPs in these markets. The Strategic Network Alliance prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own PCS or wireless communications network in these regions prior to 180 days prior to the termination of the agreement. The Sprint Nextel overbuild prohibition is automatically renewable together with the term of the Strategic Network Alliance for successive, five-year terms, expiring 180 days prior to the termination date of each renewal period. In addition, Sprint Nextel may construct its own cell sites or take such other action to provide geographic coverage in a portion of a market served by us where our network does not offer coverage, and Sprint Nextel requests that we provide coverage and we decline.

Under the Strategic Network Alliance, Sprint Nextel is required to pay us a per minute or per megabit rate for the voice and data services, respectively, that we provide to Sprint Nextel branded subscribers and the subscribers of mobile network operator partners of Sprint Nextel, such as Virgin Mobile and Qwest, who live in or travel through the Strategic Network Alliance service area. The Strategic Network Alliance specifies a series of usage rates for various types of services. Sprint Nextel pays a Travel rate to NTELOS for each voice minute of use by Sprint Nextel subscribers or MVNO partners of Sprint Nextel who use the NTELOS network for voice service while traveling in the Strategic Network Alliance service areas. Sprint Nextel also pays a Home rate to NTELOS for each voice minute of use by a Sprint Nextel subscriber who is a local subscriber in the Strategic Network Alliance service area. Sprint Nextel also pays a Data rate for each megabit of data service consumed by either a Sprint Nextel Home subscriber or a Sprint Nextel Travel subscriber within the Strategic Network Alliance service area. The agreement provides us with a price protection period of one year on the Travel rate per MOU, three years on the voice rate per MOU for Home subscribers, and two years for the per megabit Data rate. After the initial pricing term, our price structure with Sprint Nextel will fluctuate under a formula tied to Sprint Nextel’s national wireless retail customer revenue yield. The Strategic Network Alliance also permits our NTELOS branded customers to access Sprint Nextel’s national wireless network at reciprocal rates as the Sprint Nextel Travel rates.

The Strategic Network Alliance provides that the PCS service we provide to Sprint Nextel customers will be of a quality and clarity no worse than what we provide to our customers. We are not required under the Strategic Network Alliance to make any future investment in high speed data transfer technology or any other significant network upgrade requested by Sprint Nextel to support its customers unless Sprint Nextel and we agree in advance of such investment to the compensation to be provided to us by Sprint Nextel for making such investment. However, the Strategic Network Alliance does provide that we must augment or expand our facilities, including implementing commercially reasonable network upgrades, at our expense to provide the products and services supported by us as of the execution date of the Strategic Network Alliance and to maintain compliance with performance specifications set forth in the Strategic Network Alliance. Sprint Nextel has agreed to reimburse us for certain costs we incur in connection with the development and implementation of a long-term network solution which enables us to provide Sprint Nextel customers with WLNP. In addition, Sprint Nextel must reimburse us for a proportional amount of the expenses we incur to comply with all future network obligations mandated by governmental authorities or new industry standards, such as mobile equipment identifiers, or MEIDs.

Wireless Network

Network Technology. We have deployed CDMA digital PCS technology in each of our geographic regions. In Virginia West (excepting Harrisonburg and Winchester) and West Virginia, we have deployed a 3G 1xRTT network with high speed data capabilities.

Switching Centers. We employ four Mobile Switching Centers, or MSCs: two in the Virginia East region, one in the Virginia West region and one in West Virginia. The following table shows our switching center equipment:

Switching Center Equipment

Region	Location	Equipment
Virginia East	Richmond, VA	• Lucent 5ESS and ECP Switch Complex
• Alcatel 3-1-0 6130 DACS
• Glenayre HDMU voicemail platform
• VeriSign prepay platform
• Company-owned facility

	Norfolk, VA	• Lucent 5ESS and ECP Switch Complex
• Alcatel 3-1-0 6130 DACS
• Glenayre HDMU voicemail platform
• VeriSign prepay platform
• Company-owned facility

Virginia West	Waynesboro, VA	• Nortel MTX Switch
• Motorola Cell Site Base Station Controllers (four)
• Tellabs 3-1-0 532L DACS
• Glenayre 4240 voicemail platform
• VeriSign prepay platform
• Company-owned facility

West Virginia	Charleston, WV	• Nortel MTX Switch
• Motorola Cell Site Base Station Controllers (three)
• Tellabs 3-1-0 532L DACS
• Glenayre 4240 voicemail platform
• VeriSign prepay platform
• Leased facility (current term through 2013)

Intelligent Network. We have deployed a Lucent Intelligent Network solution consisting of a mated pair Service Control Point, or SCP, and an Enhanced Services Manager, or ESM. Our mated Stand-alone Home Location Register functionality resides on this platform. Additionally, we have deployed a Short Messaging Service Center (SMSC) platform, Over-the-Air-Function (OTAF) platform, and Multimedia Messaging Service (MMS) platform, all provided by Airwide Solutions. The SMSC platform supports text messaging, the OTAF platform supports network and subscriber initiated Preferred Roaming List downloads, and the MMS platform supports picture messaging.

Cell Sites. As of December 31, 2005, there were 897 cell sites in operation, of which 64 were repeaters. We own 91 of these cell sites and lease the remaining 806. 392, or 49%, of the leased cell sites are installed on facilities owned by Crown Communications and American Tower. We entered into master lease agreements with Crown Communications and American Tower in 2000 and 2001, respectively, with initial 5 and 12-year lease terms, respectively, and options to renew. Approximately 93% of our cell sites are 3G 1xRTT capable and 62% are 1x data capable.

Network Performance. We currently process 50.3 million calls per week and demonstrate strong network operational performance metrics. For the year ended December 31, 2005, network performance has averaged less than 1.2% daily dropped calls and less than 0.3% blocked calls during the busy hour. Cell site availability as of December 31, 2005, exceeds 99.9%. We currently exceed Sprint Nextel’s network performance standards in the regions underlying the Strategic Network Alliance with Sprint Nextel.

Wireline Business

Overview

Founded in 1897 as the Clifton Forge-Waynesboro Telephone Company, our wireline business and its predecessor organizations have a long history of providing exceptional telephone service in the rural Virginia areas of Waynesboro, Covington, Clifton Forge and, with the acquisition of R&B Communications in 2001, Botetourt County. We divide our wireline business into two operations: RLEC and Competitive Wireline (CLEC/Network and internet). As an RLEC, we own and operate two local telephone companies and serve three rural Virginia regions. As a CLEC, we provide service to 16 areas in Virginia, West Virginia and Tennessee. Additionally, we offer both dial-up internet and high-speed broadband services in Virginia, West Virginia and Tennessee. As of December 31, 2005, we had approximately 138,000 access lines and data connections.

Our wireline business is supported by an extensive 1,900-mile fiber optic network. The network gives us the ability to originate, transport and terminate much of our customers’ communications traffic in many of our service areas. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier, providing transport services to third-parties for long distance, internet, wireless and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

Wireline Operations

RLEC. We provide RLEC services to business and residential customers in three rural Virginia areas. We have owned and operated a 108-year-old telephone company in western Virginia since its inception in 1897. Additionally, we acquired a 105-year-old telephone company in southwestern Virginia through our acquisition of R&B Communications in 2001.

Competitive Wireline. Our CLEC/Network operation includes the results of our CLEC business and our wholesale carriers’ carrier network. The CLEC business was launched in 1998 and currently serves 16 areas in Virginia, West Virginia and Tennessee. We market almost exclusively to business customers with residential service limited to bundled service offerings with DSL. As of December 31, 2005, we had 44,948 CLEC lines in service, virtually all of which were business lines.

The CLEC operations are based on an “edge-out” strategy that seeks to take advantage of our RLEC network in order to deliver a high incremental return on investment to our core wireline business. Technicians, vehicles, operations and support systems, network planning and engineering, billing and core network assets are shared among the wireline segments.

In addition to utilizing a successful “edge-out” strategy, our CLEC business has also benefited from a commitment to an “on-net” access strategy for a true facilities-based approach. We have been careful in our decision to expand the CLEC network and generally require proven customer demand to dictate such investment choices. As a result, on-net access lines have been increasing as a percentage of the total lines. As of December 31, 2005, 52% of lines are served via leased T-1s or are on our network totally, 46% are leased voice-grade loops (UNE-Loop) and only 2% are resale lines. In addition to the higher-margin revenues that are characteristic of on-net expansion, we have also been able to deliver other competitive services such as high-bandwidth internet access and metro transport services as a direct result of on-net connectivity growth. Our dedication to the facilities-based strategy, combined with our commitment to customer service, has proven successful in attracting large customers in key vertical markets. Specifically, the education, healthcare, and government sectors have been particularly receptive to our CLEC business model.

Through our wholesale carriers’ carrier network, we offer other carriers access to our 1,900-route-mile fiber network which provides connectivity to major retail cities. We sell backhaul services to major carriers. Through interconnections with other regional fiber networks, we are able to extend our network east to Richmond, Virginia, to Carlisle, Pennsylvania, and Washington, D.C., and to areas south of Greensboro, North Carolina.

We launched our internet business in Virginia in 1995. Presently, we provide internet services in Virginia, West Virginia and Tennessee. As of December 31, 2005, we had approximately 11,156 DSL lines, 822 dedicated business access lines, 1,890 portable broadband lines and 179 other connections utilizing our broadband service offering. In 2005, we introduced IP-enabled voice services that make up 1,122 of the total business access line.

We have access to MMDS spectrum within Virginia through license ownership or long-term leases in Charlottesville, Lynchburg, Roanoke, Harrisonburg and Winchester. In late 2003, we launched a wireless, high-speed internet access service, also known as “portable broadband,” using this spectrum. This service provides DSL-like internet access speeds without the need for any hardwired connection to the home or business. This service complements the DSL service area in our RLEC regions and expands the number of potential broadband customers in CLEC areas.

Products and Services

We offer a wide variety of voice services to our RLEC and CLEC customers, including:

Voice Service	• Business and residential telephone service

Centrex	• Replaces customers’ private branch exchange (PBX) system

• Provides the switching function, along with multiple access lines

Primary Rate ISDN Services	• High capacity connections between customers’ PBX equipment and public switched telephone network

Long Distance Service	• Domestic and international long distance services to RLEC and CLEC customers

• Uses network facilities or provides through resale arrangements with interexchange carriers

Customer Calling Features	• Call waiting

• Caller ID

• Voice mail (can be integrated with our PCS service)

In addition to traditional voice services, we provide internet access and data services including:

High-Speed DSL Access	• DSL technology enables a customer to receive high-speed internet access through a copper telephone line

Portable Broadband Access	• Wireless offering to customers providing a portable broadband connection

• Up to 1.5 Mbps for downloads and 550 kbps for uploads

Dedicated Internet Access	• Dedicated high-speed internet connectivity

Web Hosting	• Domain services, collocation agreements and internet marketing services are also available

Local Dial-up Internet Access	• Offers multiple e-mail accounts and personal web space

Integrated Access	• New IP-Enabled Product offering that combines voice and data services over a dedicated broadband facility

• Allows customers to dynamically allocate bandwidth to maximize voice and data transmissions

Metro Ethernet	• Ethernet connectivity among multiple locations in the same city or region

• Speed ranging from 1.5 Mbps to 1 Gbps

Frame Relay / ATM	• Private switched high-speed data connections for multiple-location businesses within a region

Hi-cap Private Line Service	• High-capacity, non-switched facilities provided to end users and carriers for voice and data applications

Sales, Marketing and Customer Care

We largely focus our wireline marketing efforts on residential customers in the RLEC segment and institutional customers in the CLEC segment. In particular, marketing is centered on selling bundles and higher revenue-generating services to maximize penetration, average monthly revenues/unit in service, or ARPU, and retention. We seek to capitalize on the NTELOS brand name, positive service reputation and local presence of sales and service personnel in our wireline marketing efforts.

We utilize our own personnel to sell wireline products and services to our customers. We retain account executives to cultivate relationships with mid-size to large business customers in our RLEC and CLEC market areas. The wholesale business is supported by a dedicated channel team and ValleyNet partnership resources. We use an inside sales group to handle residential and small business voice and broadband sales. We maintain a wireline retail presence in Waynesboro, Daleville, and Covington, Virginia to allow walk-in payments and provide new services to RLEC customers.

Our wireline customer care call centers are located in Waynesboro and Daleville, Virginia. Following integration of the separate R&B Communications and NTELOS billing and information systems, we created a single virtual call center, supporting a reduction in headcount and uniform customer service across our region. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to upsell additional products and features. Also, when customers’ contracts are near expiration or customers call in to discontinue service, our retention team focuses on either renewing or “saving” those customers.

Plant and Equipment

Our wireline network includes two Lucent 5ESS digital switches, which provide end-office functions for both the RLEC and CLEC businesses in Virginia. Our Waynesboro, Virginia switch also acts as an access tandem for our RLEC, CLEC and portions of our wireless traffic. Another Lucent 5ESS digital switch, located in Charleston, supports the CLEC business in West Virginia. We have twelve remote switching modules deployed throughout our RLEC territory and three more supporting our CLEC areas. VITAL, a company for which we serve as the managing partner, acts as a regional node on VeriSign’s nationwide SS7 network using a pair of Tekelec signal transfer points located on our premises.

We use Lucent, Tellabs and Ciena digital loop carriers throughout our RLEC and CLEC access network. For DSL service in the RLEC and CLEC areas, we primarily use Cisco and Paradyne equipment. Our centralized network operations center monitors wireline, wireless and data networks on a continuous basis using a Harris network management system. We provide ATM, Frame Relay, metro Ethernet and IP-enabled voice and transport services using a soft switch, routers and other equipment from Cisco Systems, Inc.

Competition

Many communications services can be provided without incurring a short-run incremental cost for an additional unit of service. As a result, once there are several facilities-based carriers providing a service in a given market, price competition is likely and can be severe. We have experienced price competition, which is expected to continue. In each of our service areas, additional competitors could build facilities. If additional competitors build facilities in our service areas, this price competition may increase significantly.

Wireless

We compete in our territory with both digital and analog service providers. Several wireless carriers compete in portions of our market areas, including Sprint Nextel and its affiliates (including Virgin Mobile USA), Verizon Wireless, ALLTEL, Cingular Wireless, T Mobile, Cellular One and U.S. Cellular, and affiliates of some of these companies. Many of these competitors have financial resources and customer bases greater than ours. Many of them have more established infrastructures, marketing programs and brand recognition. In addition, some of our competitors offer coverage in areas not serviced by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, offer roaming rates lower than ours. We expect these competitors will continue to build and upgrade their own networks in areas in which we operate. We also face competition from resellers, which provide wireless service to customers but do not hold FCC licenses or own facilities.

Wireline

Several factors have resulted in increased competition in the local telephone market, including:

•	expansion of wireless networks and pricing plans which offer very high usage at a fixed cost, resulting in wireless substitution;

•	growing customer demand for alternative products and services;

•	technological advances in the transmission of voice, data and video;

•	development of fiber optics and digital technology;

•	legislation and regulations, including the Telecommunications Act, designed to promote competition; and

•	approval of “271” petitions by the Regional Bell Operating Companies authorizing them to provide long distance services in all U.S. jurisdictions.

As the RLEC for Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we are subject to competition, including from wireless carriers and cable companies. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets. The regulatory environment governing RLEC operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access. Other sources of potential competition include cable providers and wireless service providers. VoIP based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections).

Our CLEC operations compete primarily with ILECs and, to a lesser extent, other CLECs. ILECs in our markets, Verizon and Sprint, have initiated aggressive “win-back” strategies. Although certain CLEC companies have exited from our markets, we continue to face competition in our CLEC markets from several other CLECs, including TelCove (formerly Adelphia Business Solutions and KMC Telecom), Fibernet, USLEC and Cox. We also face, and will continue to face, competition from other current and potential future market entrants.

The internet industry is characterized by the absence of significant barriers to entry and the rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	access and content providers, such as America Online;

•	local, regional and national internet service providers such as AT&T, Verizon (including Verizon Business) and Sprint Nextel;

•	cable modem services offered by incumbent cable providers such as Comcast (as the apparent purchaser of assets of Adelphia Communications Corporation in Virginia), Cox, Rapid and Charter.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising, our fees.

Employees

As of December 31, 2005, we employed 1,235 full-time and 39 part-time persons. Of these employees, 76 are covered by a collective bargaining agreement for a portion of our wireline operation. This agreement expires June 30, 2008. We believe that we have good relations with our employees.

Regulation

The following summary does not describe all present and proposed federal and state legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. See “Risk Factors” elsewhere in this report.

Regulation Overview

Our communications services are subject to varying degrees of federal, state and local regulation. Under the Communications Act, as amended by the Telecommunications Act, the FCC has jurisdiction over interstate and international common carrier services, over certain aspects of interconnection between carriers for the provision of competitive local services, and over the allocation, licensing, and regulation of wireless services. The Federal Aviation Administration regulates the location, lighting and construction of antenna structures. Our common carrier services are regulated to different degrees by state public service commissions, and local authorities have jurisdiction over public rights-of-way and antenna structures. In recent years, the regulation of the communications industry has been in a state of transition as Congress and state legislatures have passed laws seeking to foster greater competition in communications markets and various of these measures have been challenged in court.

Many of the services we offer are unregulated or subject only to minimal regulation. Our internet services are not considered to be common carrier services, although the regulatory treatment of internet services, including VoIP services, is evolving and still uncertain. Our wireless service is a commercial mobile radio service, or CMRS, and subject to FCC regulation as common carriage. The states are preempted from engaging in entry or rate regulation of CMRS, although the states may regulate other terms and conditions of such offerings.

Pursuant to the Communications Act, there are certain services that large ILECs are required by state and federal regulators to provide to our CLEC operations. The obligations of these ILECs to provide such services are in flux and could be further altered or removed by new legislation, regulations or court order.

Federal Regulation of the Wireless Communications Industry

The licensing, construction, modification, operation, sale, ownership and interconnection arrangements of wireless communications networks are regulated to varying degrees by the FCC, Congress, state regulatory agencies, the courts and other governmental bodies. Because we operate PCS systems, decisions by such bodies could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may impose significant financial obligations on us and on other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings. Some examples of the kinds of regulation to which we are subject are presented below.

Licensing of PCS Systems. Broadband PCS licenses, such as those held by our subsidiaries, were generally originally awarded for specific geographic market area and for one of six specific spectrum blocks. The geographic license areas utilized included basic trading areas and collections of basic trading areas known as major trading areas, or MTAs, although geographic partitioning policies have permitted licensees to subdivide and transfer those original licenses into other geographic areas. The spectrum blocks awarded were originally either 30 MHz or 10 MHz licenses, although spectrum disaggregation rules have permitted licensees to subdivide such licenses into smaller bandwidths.

All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party.

Under existing law, no more than 20% of an FCC PCS licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC PCS licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership in CMRS licensees, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

PCS Construction Requirements. All PCS licensees must satisfy buildout deadlines and geographic coverage requirements within five and/or ten years after the license grant date. Under the FCC’s original rules, these initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area, or the licensee provides substantial service, within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. The FCC’s policies have now been modified, however, and 30 MHz licensees are permitted to make a demonstration of substantial service to meet the ten year build-out requirement. Failure to comply with these coverage requirements could cause the revocation of a provider’s wireless licenses or the imposition of fines and/or other sanctions.

Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS system, with limited exceptions, and the FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of assignment or transfer of control applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide PCS service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

Pursuant to an order released in December 2001, as of January 1, 2003, the FCC rules no longer impose explicit limits on the amount of PCS and other commercial mobile radio service, or CMRS, spectrum that an entity may hold in a particular geographic market. The FCC now engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses.

General FCC Obligations. The FCC has a number of other complex requirements and proceedings that affect our operations, and that could increase the cost or diminish the revenues, of our business.

For example, the FCC requires CMRS carriers to make available emergency 911 services to subscribers, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. Meeting these requirements will impose certain costs on us, and is partially dependent on the progress of our equipment vendor in making such handsets available at the rate at which our customers swap out their old handsets for newer models. Many carriers in the CMRS industry, including us, requested waivers of the FCC’s December 31, 2005 deadline to ensure that 95% of all subscriber handsets in service nationwide on our system can deliver subscriber location information. By order adopted January 26, 2006, the FCC granted us a limited extension of the December 31, 2005 requirement by extending the date that we must achieve 95% penetration until November 1, 2006.

FCC rules also require that local exchange carriers and most CMRS providers, including PCS providers, allow customers to change service providers without changing telephone numbers. For CMRS providers, this mandate is referred to as wireless local number portability, or WLNP. The FCC also has adopted rules governing the porting of wireline telephone numbers to wireless carriers. We may not be able to recover our costs of implementing number portability. In addition, number portability may have increased positive or negative effects on our business by making it easier for customers to switch among carriers.

The FCC has the authority to order interconnection between CMRS operators and ILECs, and FCC rules provide that all local exchange carriers must enter into reciprocal compensation arrangements with CMRS carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a CMRS provider, we are required to pay reciprocal compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major ILECs and smaller RLECs. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities or the FCC, as appropriate, for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount of revenue we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to the local exchange-CMRS interconnection and other so-called intercarrier compensation schemes, and the outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

The FCC historically has required that CMRS providers permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed-on network. The FCC recently initiated an inquiry as to whether CMRS carriers, including us, must provide “automatic” roaming, which allows roaming customers to place calls as they do in their home coverage area, by simply entering a phone number and pressing “send.” The outcome of this proceeding could affect the availability, terms and conditions of existing and future roaming arrangements into which we enter with other wireless carriers.

Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including CMRS providers like us, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not inconsistent with the Communications Act or the FCC’s regulations, including requiring CMRS providers to contribute to their universal service funds. Additional costs may be incurred by us and ultimately by our subscribers as result of our compliance with these required contributions.

The Communications Assistance for Law Enforcement of 1994, or CALEA, requires all telecommunications carriers, including wireless carriers, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. CALEA remains subject to FCC implementation proceedings. Compliance with the requirements of CALEA, further FBI requests, and the FCC’s rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.

Wireless networks also are subject to certain FCC and FAA regulations regarding the relocation, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act, the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC’s rules require antenna structure owners to notify the FAA of structures that may require marking or lighting, and there are specific restrictions applicable to antennas placed near airports.

We also are subject or potentially subject to number pooling rules; rules governing billing and subscriber privacy; rate averaging and integration requirements; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

We also must satisfy FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid electrical interference between adjacent networks. In addition, the height and power of base radio transmitting facilities of certain wireless providers and the type of signals they emit must fall within specified parameters.

State Regulation and Local Approvals

The states in which we operate generally have agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation. Nevertheless, some states have attempted to assert certification requirements that we believe are in conflict with provisions of the Communications Act that prohibit states from regulating entry of wireless carriers.

States may also impose certain surcharges on our customers that could make our service, and the service of other wireless carriers, more expensive. In addition, a number of states and localities have banned, or are considering banning or restricting, the use of wireless phones while driving a motor vehicle.

Under the Communications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. These authorities, however, may not legally discriminate against or prohibit our services through their use of zoning authority. Therefore, while we may need approvals for particular sites or may not be able to choose the exact location for our sites we do not foresee significant problems in placing our antennas at sites in our territory.

Federal Regulation of Interconnection and Interexchange Services

The Telecommunications Act requires all common carriers (including wireless carriers) to interconnect on a non-discriminatory basis with other carriers, imposes additional requirements on wireline local exchange carriers, and imposes even more comprehensive requirements on the largest ILECs. The latter must provide access to their networks to competing carriers. Among other things, the Communications Act requires these large ILECs to provide physical collocation to competitors to allow them to place qualifying equipment in ILEC central offices; to “unbundle” certain elements of local exchange network facilities and provide these Unbundled Network Elements, or UNEs, to CLECs at “forward-looking” prices; and to establish reciprocal compensation for the transport and termination of local traffic. The FCC’s recent decision to eliminate the UNE Platform, or UNE-P, as well as the availability of UNE transport and high capacity UNE loops in some urban areas has had no material affect on our CLEC operations.

ILEC operating entities that serve fewer than 50,000 lines are “rural telephone companies” under the definition in the Communications Act and are exempt from these additional requirements unless and until such exemption is removed by the state regulatory body. Each of our RLEC operations is considered separately and each is currently exempt from the requirements imposed on the largest ILECs.

Interconnection Agreements and Recent Regulatory Events. In order to obtain access to an ILEC network, a CLEC must negotiate an interconnection agreement or “opt-in” to an existing interconnection agreement. These agreements cover, among other items, reciprocal compensation rates and required UNEs. If the parties cannot agree on the terms of an interconnection agreement, the matter is submitted to the applicable state public utility commission or to the FCC for binding arbitration.

The FCC on December 15, 2004 revised its rules concerning ILECs’ obligations to unbundle and make network elements available to other carriers for use in providing local telecommunications services. The FCC, among other things, eliminated the mandatory ILEC provisioning of a UNE-P and established a 12 month transition plan for existing customers. The FCC also modified its rules to curtail, in certain markets, the availability to CLECs of high-capacity (i.e., DS-1 and DS-3) UNE loops and UNE dedicated transport. None of the markets in which our CLECs provide service were affected by this curtailment.

Access Charges. The FCC regulates the prices that ILECs and CLECs charge for access to their local telephone networks in originating or terminating interstate transmissions. In 2001, the FCC modified its interstate access rules for RLECs other than the large “price-cap” carriers. The plan adopted by the FCC for these smaller carriers (including our RLECs) was based on a proposal made by an ad hoc coalition referred to as the Multi-Association Group, or MAG, Plan. As it had previously done for the large ILECs, the FCC eliminated the “per-minute” access charges associated with the interstate portion of the loop (i.e., “Carrier Common Line” or “CCL” charges). The FCC replaced these per-minute charges with per-line charges. The rate changes ordered by the FCC were structured to be “revenue neutral” to the carriers. As part of this rate structure, the “cap” on monthly residential subscriber line charge, or SLC, through which carriers recover a portion of their loop costs from their end user customers, was increased to $5.00, and the cap on the business SLC was increased to $9.20, on January 1, 2002. Additional increases in the SLCs took effect in July 2002 and July 2003. To the extent that these increases in the SLCs were insufficient to achieve revenue neutrality for individual RLECs, the FCC established a new component of the federal Universal Service Fund known as the Interstate Common Line, or ICL, fund to make up this revenue shortfall.

NTELOS Telephone Company, or NTELOS Telephone, is an “average schedule” company for purposes of interstate access charges. NTELOS Telephone participates in the common line pool tariff administered by the National Exchange Carrier Association, or NECA, and therefore charges SLC rates computed by NECA, but files its own traffic sensitive (i.e., “per-minute”) tariff to establish access rates applicable to switching and transport of telecommunications traffic. R&B Telephone Company is a “rate-of-return” company for purposes of interstate access charges and participates in NECA’s common line pool and NECA’s traffic sensitive pool.

Pursuant to the FCC’s order on CLEC interstate access charges issued in 2001, our CLEC’s interstate access charges are now at parity with those of the largest ILECs with which our CLECs compete.

In its Intercarrier Compensation docket, the FCC is examining all aspects of intercarrier payments made on both the interstate and intrastate level, including access charges and reciprocal compensation rates for both wireless and wireline carriers of all sizes. It is not known what changes the FCC may make to intercarrier compensation, in what time frame the FCC may make them, and how such changes to intercarrier payments may affect us, or whether we will be able to recover any mandatory reductions in intercarrier charges through increased charges to our subscribers, increased universal service support, or other alternative sources of revenue.

Universal Service. Historically, network access charges were set at levels that subsidized the cost of providing local residential service. The Telecommunications Act requires the FCC to identify and remove such historical “implicit subsidies” of local service subsidy from network access rates, to establish an explicit Universal Service Fund to ensure the continuation of service to high-cost, low-income service areas and to develop a mechanism for the arrangements for payments into that fund by all providers of interstate telecommunications. In 1997, the FCC issued its first order implementing these directives and has continued to refine this implementation in subsequent orders since that time. The FCC’s universal service order established funding mechanisms for high-cost and low-income service areas.

Federal universal service fund “high cost” payments are received by our rural RLECs and support the high cost of operations in rural markets. Under universal service rules adopted by the FCC, the funds may be distributed only to a carrier that is designated as an “Eligible Telecommunications Carrier,” or ETC, by the FCC or a state regulatory commission. Our RLECs have been designated as ETCs. Under the Communications Act, however, competitors also can obtain the same per-line support payments as we do without regard for whether the competitor’s cost structure is similar to our own, if the FCC or the SCC determines that granting such support payments to competitors would be in the public interest. Our wireless carrier has been certified as an ETC in Virginia and West Virginia and is receiving universal service fund payments in those states. Several wireless carriers have been designated as ETCs in all or part of our RLEC service territory.

The FCC is considering changes to the universal service rules and it is not known how such changes may affect us. See “Risk Factors.”

Federal Regulation of Internet and DSL

To date, the FCC has treated internet service providers, or ISPs, as enhanced service providers, rather than common carriers. Therefore, ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. As internet services expand, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the internet.

State Regulation of RLEC, CLEC and Interexchange Services

Most states require telecommunications providers to obtain authority from state regulatory commissions prior to offering common carrier services. State regulatory commissions generally regulate RLEC rates for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. RLECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. Our RLECs are subject to regulation in Virginia by the SCC. Our tariffs are approved by and on file with the SCC for RLEC services in our certificated service territory in and around Waynesboro, Covington and Clifton Forge, Virginia and in portions of Botetourt and Augusta Counties, Virginia. In addition, the SCC establishes service quality requirements applicable to RLECs, including ours, and resolves disputes involving intrastate communications services.

The Telecommunications Act preempts state statutes and regulations that restrict entry into the intrastate telecommunications market. As a result, we can provide the full range of competitive intrastate local and long distance services in all states in which we currently operate and in any states into which we may expand. We are certificated as a CLEC in Virginia, West Virginia and Tennessee. Although we file tariffs covering our CLEC services, our rates for such CLEC services generally fluctuate based on market conditions.

Local Government Authorizations

Certain governmental authorities require permits to open streets for construction and/or franchises to install or expand facilities. We obtain such permits and franchises as required.

Item 1A.	Risk Factors.

RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks.

Risks Relating to Our Business

Our substantial leverage could adversely affect our financial health.

We are highly leveraged. As of December 31, 2005, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $759.4 million. On April 15, 2006, we will repay the Floating Rate Notes and unpaid accrued interest thereon with approximately $144.0 million from the proceeds of our initial public offering, resulting in a pro forma debt as of December 31, 2005 of $622.1 million following this repayment. Our substantial indebtedness could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities;

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry;

•	exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The NTELOS Inc. senior secured credit facilities limit our subsidiaries’ ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of the securities offered hereby and our ability to repay our obligations under our indebtedness.

The NTELOS Inc. senior secured credit facilities impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The NTELOS Inc. senior secured credit facilities impose operating and financial restrictions on our subsidiaries. These restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness;

•	restrict our subsidiaries from entering into transactions with affiliates;

•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;

•	impose financial covenants relating to the business of our subsidiaries, including leverage and interest coverage ratios;

•	require our subsidiaries to use specified amounts of excess cash flow to repay indebtedness if our leverage ratio reaches specified levels;

•	restrict our subsidiaries’ ability to grant dividends; and

•	restrict our subsidiaries’ ability to make capital expenditures.

We cannot assure you that those covenants will not adversely affect our ability to pay dividends, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the NTELOS Inc. senior secured credit facilities. If a default occurs, our indebtedness under the NTELOS Inc. senior secured credit facilities could be declared immediately due and payable. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our indebtedness, at or prior to maturity, or enter into additional agreements for senior indebtedness.

We will require a significant amount of cash, which may not be available to us, to service our debt and fund our other liquidity needs.

Our aggregate capital expenditures for the year ended December 31, 2005 were $89 million, and we are budgeting capital expenditures for 2006 of approximately $87 million. Based on our total debt outstanding as of December 31, 2005 of $759.4 million, which includes capital lease obligations, we expect payments on our outstanding indebtedness (not including the payment of approximately $144.0 million from the proceeds of the initial public offering, inclusive of unpaid accrued interest through the repayment date, to retire the Floating Rate Notes on April 15, 2006) to be approximately $4.5 million in 2006. Our ability to make payments on, or to refinance or repay, our debt, fund planned capital expenditures and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. senior secured credit facilities or otherwise, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our indebtedness. We may not be able to refinance any of our debt under such circumstances, on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including, sales of certain assets to meet our debt service requirements, sales of equity and negotiations with our lenders to restructure the applicable debt.

The agreements governing NTELOS Inc.’s senior secured credit facilities could restrict our ability to do some of these things. If we are forced to pursue any of the above options under distressed conditions, our business could be adversely affected.

The telecommunications industry is generally characterized by rapid development, introduction of new technologies, substantial regulatory changes and intense competition, any of which could cause us to suffer price reductions, customer losses, reduced operating margins and/or loss of market share.

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	rapid development and introduction of new technologies and services, such as voice-over-internet protocol, or VoIP, push-to-talk services, or “push-to-talk,” location based services such as GPS mapping technology and high speed data services, including streaming video, mobile gaming and other applications;

•	substantial regulatory change due to the continuing implementation of the Telecommunications Act of 1996, which amended the Communications Act of 1934, as amended, which included changes designed to stimulate competition for both local and long distance telecommunications services;

•	increased competition within established markets from current and new market entrants that may provide competing or alternative services;

•	an increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets; and

•	the blurring of traditional dividing lines between, and the bundling of, different services, such as local telephone, long distance, wireless, video, data and internet services.

We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these risks may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to keep existing, and attract new, customers. Many of our voice and data competitors, such as cable providers, wireless service providers, internet access providers and long distance carriers have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

As competition develops and technology evolves, and as a result of the FCC’s continuing implementation of the Telecommunications Act, the FCC, federal and state regulation of the telecommunications industry is changing rapidly. We anticipate that this state of regulatory flux will persist in the future, as the FCC and state regulators respond to competitive, technological, and legislative developments by modifying their existing regulations or adopting new ones.

Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, would not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict.

Wireless Telecommunications

We face substantial competition in the wireless telecommunications industry generally from competitors with substantially greater resources than we have that may be able to offer new technologies, services covering a broader geographical area and lower prices, which could decrease our profitability and cause prices for our services to continue to decline in the future.

We operate in an increasingly competitive environment. Our wireless business faces intense competition from other wireless providers, including Verizon Wireless, ALLTEL, Cellular One, T-Mobile, Cingular Wireless, U.S. Cellular and Sprint Nextel (including its affiliates and resellers, such as Virgin Mobile USA). Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Many of our competitors are, or are affiliated with major communications companies that have substantially greater financial, technical and marketing resources than we have. These competitors may have greater name recognition and more established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. We expect that increased competition will result in more competitive pricing. Consolidation continues in the wireless industry with the recent combinations of Sprint and Nextel and AT&T Wireless and Cingular. Cingular Wireless, a national wireless company with significant resources, recently acquired the Virginia assets of Suncom, one of our main competitors in this market. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. We cannot assure you that we will be able to achieve or maintain adequate market share or revenue or compete effectively in any of our markets. We believe we may have benefited and may continue to benefit by adding new subscribers following a consolidation of competitors in our market that has resulted in post-consolidation service disruption to customers of the competitors involved. These benefits may be temporary, however, and we may not be able to sustain this additional growth or retain these new customers.

Over the last three years, the per-minute rate for wireless services has declined. Competition may cause the prices for wireless products and services to continue to decline in the future. As per-minute rates continue to decline, our revenues and cash flows may be adversely impacted.

In 2003-2004 capital spending on our network was primarily focused on meeting the growing capacity demands of our customers. As a result, during this period we spent very little capital expanding our service area with new cell sites or enhancing our existing service area to improve in-building coverage or to solve coverage concerns. In 2005 we completed 60 new cells sites which improved the quality of our network and expanded coverage. We expect in the future to spend more capital on our network in order to expand our service area and maintain our high level of customer service.

We expect competition to intensify as a result of the rapid development of new technologies, including improvements in the capacity and quality of digital technology, such as the move to third generation, or 3G, wireless technologies. Several wireless carriers, including Verizon Wireless and Sprint Nextel, have announced plans to upgrade all or parts of their 3G networks to include “Evolution Data Optimized” 3G 1x-EVDO technology, or EVDO, which provides broadband wireless services at rates faster than the 3G one times radio transmission, or 1xRTT, technology we use in our western Virginia and West Virginia markets and faster than the second generation, or 2G, technology we currently use in our eastern Virginia market. Many wireless carriers have also added “push-to-talk” which allows subscribers to talk to each other quickly with a single push of a button, and some are developing technology to permit wireless handset video transmission. Such technological advances and industry changes could cause the technology used on our network to become dated. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors and sources of competition discussed above could have a material adverse effect on our business, financial condition and results of operations.

If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover, our revenues could decline and our costs could increase.

Many wireless providers in the U.S. have experienced and have sought to prevent a high rate of customer turnover. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto third-party networks at competitive rates, or at all, price competition and affordability, customer care concerns, wireless number portability requirements that allow customers to keep their wireless phone number when switching between service providers and other competitive factors. In addition, customers could elect to switch to another carrier that has service offerings dependent on newer network technology. We cannot assure you that our strategies to address customer turnover will be successful. If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover or fail to replace lost customers, our revenues could decline and our costs could increase which could have a material adverse effect on our business, financial condition and operating results.

The loss of our largest customer, Sprint Nextel, a decrease in its usage or a demand by Sprint Nextel that we provide new products or services may result in lower revenues or higher expenses.

Sprint Nextel (and its predecessor in our area, Horizon PCS) accounted for approximately 18% of our operating revenues for the year ended December 31, 2005. If we were to lose Sprint Nextel as a customer, or if Sprint Nextel reduced its usage or became financially unable to pay our charges, our revenues could decline, which could cause our business, financial condition and operating results to suffer. The impact on us of the recent merger of Sprint and Nextel cannot be predicted at this time but could be substantial. One effect could be a request that we offer new products and services to Sprint Nextel customers. Also, Sprint Nextel is expected to acquire a controlling ownership interest in Nextel Partners Inc., a wireless affiliate of Sprint Nextel, by the end of the second quarter of 2006. Such a sale could result in the ownership of Nextel Partners by Sprint Nextel. Unlike Sprint Nextel, Nextel Partners owns a wireless network in all of the territory covered by our Strategic Network Alliance. Any future migration by Sprint Nextel of CDMA customers to their integrated digital enhanced network, or iDEN, technology could result in a decline in the usage of our network by Sprint Nextel and could cause an adverse impact on our business, financial condition and operating results.

The pricing arrangement under our Strategic Network Alliance with Sprint Nextel may fluctuate which could result in lower revenues.

Under the Strategic Network Alliance with Sprint Nextel, after an initial pricing term in which the price Sprint Nextel is required to pay us is set by the agreement, our price structure with Sprint Nextel will fluctuate under a formula tied to a national wireless retail customer revenue yield. In addition, Sprint Nextel prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint Nextel customers.

If Sprint Nextel does not succeed, our business may not succeed.

If Sprint Nextel has a significant service disruption, fails to operate its business in an efficient manner or suffers a weakening of its brand name, our operating results would likely be negatively impacted. If Sprint Nextel should have significant financial problems, our business would suffer material adverse consequences, which could include termination or revision of our Strategic Network Alliance.

If the roaming rates we pay for our customers’ usage of third-party networks increase, our operating results may decline.

Many of our competitors have national networks which enable them to offer roaming and long-distance telephone services to their subscribers at a lower cost. We do not have a national network, and we must pay other carriers a per-minute charge for carrying roaming and long-distance calls made by our subscribers. To remain competitive, we absorb a substantial portion of the roaming and long-distance charges without increasing the prices we charge to our subscribers. We have entered into roaming agreements with other communications providers that govern the roaming rates that we are required to pay. In addition, under the terms of our Strategic Network Alliance, we have favorable roaming rates with Sprint Nextel. If these roaming agreements are terminated, the roaming rates that we are charged may increase and, accordingly, our cash flow and operating results may decline.

We may incur significantly higher wireless handset subsidy costs than we anticipate to upgrade existing subscribers.

As our subscriber base grows, and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets. We subsidize a portion of the price of wireless handsets and incur sales commissions on the sale or upgrade of handsets. The cost of handsets increases as they are able to offer more applications. Furthermore, we generally pay more to purchase handsets than many of our national competitors who buy from manufacturers in large volumes. If more subscribers purchase or upgrade to new wireless handsets than we project, our operating results would be adversely affected.

Our largest competitors and Sprint Nextel may build networks in our markets or use alternative suppliers, which may result in decreased revenues and severe price-based competition.

Our current roaming partners, larger wireless providers and Sprint Nextel ultimately may build their own digital wireless networks in our service areas or obtain roaming services from alternative sources. Sprint Nextel controls 10 MHz of spectrum within our service territory in the 1900 MHz PCS band. While the terms of the Strategic Network Alliance generally prohibit Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own PCS or wireless communications network in the Strategic Network Alliance service area until 180 days prior to termination of the Strategic Network Alliance, the initial term of which ends on July 31, 2011, it would adversely affect our revenues and operating results if Sprint Nextel or another wireless provider were to do so. Should this occur, use of our networks would decrease and our roaming and/or wholesale revenues would be adversely affected. Once a digital wireless system is built, there are only marginal costs to carrying an additional call, so a larger number of facility-based competitors in our service areas could stimulate significant price competition, as has occurred in many areas in the U.S., with a resulting reduction in our revenues and operating results.

The loss of our licenses could adversely affect our ability to provide wireless services.

Our wireless licenses are generally valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years. The renewal applications are subject to FCC review and potentially public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. We applied for and were granted renewal of seven of these licenses in 2005. If we fail to file for renewal of other of our licenses at the appropriate time or fail to meet any regulatory requirements for renewal, we could be denied a license renewal and, accordingly, our ability to continue to provide service in that license area would be adversely affected. In addition, many of our licenses are subject to interim or final construction requirements. While the licensees have generally met “safe harbor” standards for ensuring such benchmarks are met, we have relied on, and will in the future rely on, “substantial service” thresholds for meeting build-out requirements. In such cases, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected.

Our failure to comply with regulatory mandates could adversely affect our ability to provide wireless services.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. Our compliance with existing regulatory requirements, such as Enhanced 911, or E911, and Communications Assistance for Law Enforcement Act, or CALEA, depends on the availability of necessary equipment or software. Many carriers in the CMRS industry, including us, had requested waivers of the FCC’s December 31, 2005 deadline for requiring that 95% of all subscriber handsets in service nationwide on our system can deliver subscriber location information. By order adopted January 26, 2006, the FCC granted us a limited extension of the December 31, 2005 requirement by extending the date that we must achieve 95% penetration until November 1, 2006. Failure to comply with this or other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

The licensing of additional spectrum by the FCC may adversely affect our ability to compete in providing wireless services.

The FCC, from time to time, auctions additional radio spectrum that may be suitable for services that compete, directly or indirectly, with our wireless offerings. For example, in the summer of 2006, the FCC intends to auction an additional 90 MHz of radio spectrum for “Advanced Wireless Services” that can be used for services like our wireless offerings. We may also participate in such auctions in order to obtain spectrum necessary to increase the capacity of our systems or to allow us to offer new services. Thus, the auction of new spectrum may adversely impact our business by creating new competitors, enhancing the ability of our existing competitors to offer services we cannot offer, requiring the company to expend additional funds to acquire spectrum necessary for continued growth, or restricting our growth because we cannot acquire additional necessary spectrum.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

As of December 31, 2005, 806 of our base stations were installed on leased cell site facilities, with 392 installed on facilities owned by American Tower and Crown Communications. A large portion of these cell sites are leased from a small number of large cell site companies pursuant to master agreements that govern the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all. If any of the cell site leasing companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

We cannot predict the effect of technological changes on our business.

The wireless telecommunications industry is experiencing significant technological change. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis or on satisfactory terms, which could have a material adverse effect on our business, financial condition and operating results.

For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our integrated communications system. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. Currently we do not offer many high speed data applications offered by our competitors who have upgraded to EVDO technology. In addition, “push-to-talk” is becoming increasingly popular as it allows subscribers to save time on dialing or connecting to a network. Many of the companies that compete with us in our wireless markets offer “push-to-talk.” We do not offer our customers a “push-to-talk” service. As demand for this service continues to grow, and if we do not offer the technology, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

In addition, other service providers have announced plans to develop a Wi-Fi or Wi-Max enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using VoIP technology in any area equipped with a wireless internet connection, or hot spot, potentially bypassing our network. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas being covered entirely. The availability of VoIP or another alternative technology to our subscribers could greatly reduce the usage of our network, which would have an adverse effect on our financial condition and operating results.

To accommodate next generation advanced wireless products such as “push-to-talk,” high-speed data and high-bandwidth streaming video, we would be required to make significant technological changes to our network. We also may be required to purchase additional spectrum. We cannot assure you that we could make these technological changes or gain access to this spectrum at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with wireless carriers offering these new technologies.

Wireline Telecommunications

Our rural local telephone company subsidiaries face substantial competition from competitors that are less heavily regulated than we are, which could increase our expenses or force us to lower prices, causing our revenues and operating results to decline.

As the rural local telephone companies for the western Virginia communities of Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we currently compete with a number of different providers, many of whom are unregulated or less heavily regulated than we are. Our rural telephone company subsidiaries qualify as rural local telephone companies under the Communications Act and are, therefore, exempt from many of the most burdensome obligations to facilitate the development of competition, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Communications Act places on larger carriers. Nevertheless, our rural telephone company subsidiaries face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers. For example, wireless providers continue to increase their market share and pose a significant competitive risk to our business. Further, cable providers that serve our markets, such as Comcast (as the apparent purchaser of assets of Adelphia Communications Corporation), are likely to offer wireline voice services to their cable customers. Cable providers have had significant success in other markets offering wireline voice services and any new offering of services in our rural telephone company subsidiaries markets by such a cable company or other VoIP providers could significantly harm our business. Furthermore, if our rural exemption were removed, competitive local exchange carriers, or CLECs, could more easily enter our rural telephone company subsidiaries’ markets. Moreover, the regulatory environment governing wireline local operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, customer migration to broadband internet service from dial-up internet service (resulting in a disconnection of “second lines”), wireless competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of 1,486 access lines in the year ended December 31, 2005, or 3.1% of our access lines served in 2004. A continued net loss of access lines could impact our revenues and operating results.

Our rural telephone company subsidiaries are subject to several regulatory regimes and consequently faces substantial regulatory burdens and uncertainties.

Many of our competitors are unregulated or less heavily regulated than we are. For example, VoIP technology is used to carry voice communications services over a broadband internet connection. The FCC has ruled that VoIP services are jurisdictionally interstate and that some VoIP arrangements (those not using the Public Switched Telephone Network) are not subject to regulation as telephone services. The United States Supreme Court in the Brand X case recently upheld the FCC’s ruling that cable broadband internet services are not subject to common carrier telecommunications regulation. In addition, the SCC imposes service quality obligations on our rural telephone company subsidiaries and requires us to adhere to prescribed service quality standards, but many of our competitors are not subject to these standards. These standards measure the performance of various aspects of our business. If we fail to meet these standards, the SCC may impose fines or penalties or take other actions that may impact our revenues or increase our costs. Our rural telephone company subsidiaries have met or exceeded these service quality standards in recent years, including 2004 and 2005.

Cable companies and other VoIP providers are able to compete with our rural telephone company subsidiaries even though the “rural exemption” under the Telecommunications Act is in place. If this exemption were removed CLECs could more easily enter our rural telephone company subsidiaries’ markets. Moreover, the regulatory environment governing wireline local operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Regulatory developments at the FCC could reduce revenues that our rural telephone company subsidiaries receive from network access charges and the federal Universal Service Fund.

Intercarrier Compensation. For the year ended December 31, 2005, approximately $31 million of our rural telephone company subsidiaries’ revenues came from network access charges, which are paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us. The amount of access charge revenues that we receive is based on rates set by the FCC for interstate long distance calls and the SCC for intrastate long distance calls. Such access rates are subject to change. Our federal access charges are periodically reset by the FCC. The SCC could conduct rate cases and/or “earnings” reviews, which could result in rate changes.

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments. Interested parties filed comments in this proceeding in the spring and summer of 2005 and various members of the FCC have indicated an intention to further reform the intercarrier compensation system.

Currently, VoIP providers generally do not pay us access charges for calls that originate or terminate on our network. Therefore, expanded use of VoIP technology could reduce the access or intercarrier revenues received by rural telephone companies like ours. The FCC is currently considering the extent to which VoIP providers should be obligated to pay, or entitled to receive, access charges, but we cannot predict the timing or ultimate result of this proceeding. If VoIP providers continue not to pay access charges to us, our revenues and operating results could be adversely affected to the extent that users substitute VoIP calls for traditional wireline communications.

Additionally, the intrastate access charges we receive may be reduced as a result of SCC regulatory action. The SCC in early 2005 ordered Verizon in Virginia to eliminate the carrier common line component of its intrastate access charges by February 1, 2006. The SCC did not extend that holding to rural telephone companies like ours. Nevertheless, reduced access revenues (caused by regulatory or market forces or both) could adversely affect our business, revenues or profitability.

Universal Service Fund. The FCC is currently examining the way in which it collects carrier contributions to the federal Universal Service Fund. Today, as a telecommunications carrier, we contribute a percentage of our revenues, including DSL revenues, to the Universal Service Fund, which supports the delivery of services to high-cost areas and low-income consumers, as well as to schools, libraries, and rural health care providers. Many of our competitors, such as VoIP and cable broadband internet service providers, are not subject to this obligation. Any FCC reform of this system could cause these competitors to become subject to contribution obligations, but also could increase our own obligations. We cannot predict the outcome of this proceeding.

For the year ended December 31, 2005, we received approximately $5.2 million in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. The FCC is examining its Universal Service Fund rules and may change the amount of Universal Service Fund support available to carriers. The FCC may change its rules and reduce the amount of funding ultimately available to our rural telephone company subsidiaries. There can be no assurance that we will continue to receive the current level of Universal Service Fund revenues in the future. Loss of Universal Service Fund revenues could adversely affect our operating results.

In addition, under the Telecommunications Act, our competitors can obtain the same per-line level of federal Universal Service Fund subsidies as we do, without regard for whether their costs of providing service are similar to ours, if either the FCC or the SCC determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act. The FCC has allowed such designation as an “Eligible Telecommunications Carrier” to several wireless carriers in Virginia, including us, in all or part of our rural telephone company subsidiaries’ service territory. Under current rules, any Universal Service Fund payments to our competitors would not affect the level of support received by our rural telephone company subsidiaries, but this could change as a result of future FCC reform of the Universal Service Fund.

In December 2004, Congress suspended the application of a law called the Antideficiency Act to the Universal Service Fund until December 31, 2005 and, in November 2005, suspended the application for an additional year until December 31, 2006. The Antideficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the Universal Service Fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Antideficiency Act would apply to payments to our rural telephone company subsidiaries. Congress is now considering whether to extend the current temporary legislation that exempts the Universal Service Fund from the Antideficiency Act. If it does not grant this extension, however, the Universal Service Fund support payments to our rural telephone company subsidiaries may be delayed or reduced in the future, or contributors to the fund, including us, could see their contribution obligations rise significantly.

Our CLEC operations face substantial competition and uncertainty relating to its interconnection agreements with the incumbent local exchange carrier, or ILEC, networks covering the CLEC markets we serve.

Our CLEC operations compete primarily with ILECs, including Verizon (including Verizon Business) and Sprint Nextel, and, to a lesser extent, other CLECs, including TelCove (formerly Adelphia Business Solutions and KMC Telecom), Fibernet, USLEC and Cox. We will continue to face competition from other current and future market entrants.

We have interconnection agreements with the ILEC networks covering each market in which our CLEC serves. We are required to negotiate amendments to, extensions of, or replacements for these agreements as they expire. Additionally, we may be required to negotiate new interconnection agreements in order to enter new markets in the future. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us. Our inability to do so would adversely affect our existing operations and opportunities to expand our CLEC business in existing and new markets. As the FCC modifies, changes and implements rules related to unbundling of ILEC network elements and collocation of competitive facilities at ILEC central offices, we generally have to renegotiate our interconnection agreements to implement those new or modified rules. The FCC on December 15, 2004 revised its rules concerning ILECs’ obligations to unbundle and make network elements available to other carriers for use in providing local telecommunications services. The FCC, among other things, modified the availability of certain high-capacity loops (i.e. DS-1 and DS-3) and dedicated transport in markets meeting particular density criteria. Because our CLECs serve in more rural markets, our operations were unaffected by the FCC’s December 15, 2004 ruling. Our CLECs, however, may be unfavorably affected by future FCC rule changes and may be unable to negotiate successfully modifications to its interconnection agreements without arbitration or litigation.

Our competitors have substantial business advantages over our CLEC operations, and we may not be able to compete successfully.

The regional Bell operating companies and other large ILECs such as Sprint Nextel (which has been renamed Embarq and is expected to be separated from Sprint Nextel in the second quarter 2006) dominate the current market for business and consumer telecommunications services and have a virtual monopoly on telephone lines. These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify. The large ILECs have established brand names and reputations for high quality service in their service areas, possess sufficient capital to rapidly improve and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers. Moreover, the large ILECs are aggressively implementing “win-back” programs to regain access line customers lost to competitors and use bundled services to assist in those programs. We pose a competitive risk to the large ILECs that serve our CLEC markets and, as both our competitors and our suppliers, they have no motivation to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our CLEC customers.

We face substantial competition in our internet and data services business from market participants that offer high speed data services and face regulatory uncertainty, each of which may adversely affect our business and results of operations.

We currently offer our internet and data services in rural markets and face competition from other internet and data service providers, including cable companies. The internet industry is characterized by the absence of significant barriers to entry and rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	cable modem services offered by cable providers;

•	ILECs, such as Verizon and the ILEC affiliates of Sprint Nextel (particularly for DSL services), in our CLEC territories; and

•	local, regional and national internet service providers, or ISPs, both wireline and wireless.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising, our fees.

A significant portion of our dial-up internet customer base has transitioned to broadband services. We expect this trend to continue. Where we offer incumbent local exchange service or, to some extent, CLEC services, we have been able to maintain service to some of these customers through DSL services or service bundles. In those areas of our internet coverage area where we provide neither incumbent local exchange service nor CLEC service, we have been unable to retain dial-up internet customers who migrate to broadband services. In 2005 we experienced a 18.7% loss in the number of dial-up internet customers from 2004. Our internet service revenues for the year ended December 31, 2005 decreased to approximately $15.4 million from approximately $17.0 million for the year ended December 31, 2004.

In connection with our internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the internet. To date, the FCC has treated ISPs as enhanced or information service providers, rather than common carriers. Therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal Universal Service Fund. As internet services expand, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the internet. The FCC recently issued a decision that harmonizes the regulatory frameworks that apply to broadband access to the internet through telephone and cable providers’ communications networks.

General Matters

We require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to build out and operate our planned networks, we may experience a material adverse effect on our business.

We require additional capital to build out and operate wireless and wireline networks and for general working capital needs. Our aggregate capital expenditures for 2005 were $89 million. Of this amount, $56 million was associated with our wireless business of which approximately $15 million was for discretionary expansion projects for wireless network coverage expansion, expansion of our 3G 1xRTT capabilities and enhancements within the coverage area for improved in-building penetration. Capital expenditures related to our wireline business were approximately $25 million in 2005, of which approximately $5 million was for fiber network expansion and enhancements utilized by our RLEC and competitive wireline operations. The remaining $20 million was used to provide regular maintenance and support for our regulated RLEC operations and to support the increased minutes of usage, maintenance and growth we project for our competitive wireline voice and data offerings. In addition, the remaining approximately $8 million was invested to enhance and maintain our back office support systems to support the continued growth and introduction of new service offerings and applications across our wireless and wireline businesses. We expect our aggregate capital expenditures for 2006 to be approximately $87 million. Because of our intensely competitive market, we may be required, including under the terms of the Strategic Network Alliance, to expand the technical requirements of our wireless or wireline network or to build out additional areas within our territories that could result in increased capital expenditures. Any such unexpected capital expenditures may adversely affect our business, financial condition and operating results.

We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and amount of these fees is subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. Interstate surcharges include federal Universal Service Fund fees and common carrier regulatory fees. In addition, state regulators and local governments impose surcharges, taxes and fees on our services and the applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may argue as to whether we have correctly assessed and remitted those monies. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or state authorities. In addition, periodic revisions by state and federal regulators may increase the surcharges and fees we currently pay. In 2004, the Virginia General Assembly passed legislation that required us to pay state sales taxes on purchases that were previously exempt from those taxes. As a result, we have added a surcharge to our customer bills to recover this increase in our taxes. It also is unknown if our tax burden will be similar to competitors using different technologies to provide similar services.

On March 7, 2006, the Virginia General Assembly passed legislation that significantly revises the taxation of communications services in Virginia. The Governor is expected to sign the legislation, which would take effect on January 1, 2007. The new law would apply a uniform, statewide, sales and use tax to retail communications and video services on a competitively neutral basis. The communications sales and use tax rate will be 5%. The sales and use tax will be remitted by communications providers to the Virginia Department of Taxation, which will administer the distribution of the Communications Sales and Use Tax Trust Fund. The redistribution of taxes and fees from the trust fund to the localities is intended to be revenue neutral and replaces franchise fees and utility taxes set by localities.

The Federal government and many states apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. It is possible that our transaction-based tax liabilities could change in the future. We may or may not be able to recover some or all of those taxes from our customers.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Motorola Inc., Lucent Technologies, Inc. and Cisco Systems, Inc. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

A system failure could cause delays or interruptions of service, which could cause us to lose customers.

To be successful, we must provide our customers reliable network service. Some of the risks to our network and infrastructure include:

•	physical damage to outside plant facilities;

•	power surges or outages;

•	software defects;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities or severe weather; and

•	failures in operational support systems.

Network disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses.

We are dependent on third-party vendors for our information and billing systems. Any significant disruption in our relationship with these vendors could increase our cost and affect our operating efficiencies.

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties and may not perform as anticipated. In addition, our plans for developing and implementing our information and billing systems rely to some extent on the delivery of products and services by third-party vendors. Our right to use these systems is dependent upon license agreements with third-party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process customer information and/or bill our customers. Since we rely on third-party vendors to provide some of these services, any switch in vendors could be costly and affect operating efficiencies.

If we lose our senior management, our business may be adversely affected.

The success of our business is largely dependent on our executive officers, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and operating results.

Unauthorized use of, or interference with, our network could disrupt service and increase our costs.

We may incur costs associated with the unauthorized use of our network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of our network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming.

Security breaches related to our physical facilities, computer networks, and informational databases may cause harm to our business and reputation and result in a loss of customers.

Our physical facilities and information systems may be vulnerable to physical break-ins, computer viruses, theft, attacks by hackers, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in more substantial harms perpetrated by third parties. This could damage our business and reputation, and result in a loss of customers.

There was no existing market for our common stock prior to our recent initial public offering, and we do not know if one will develop, which could depress our stock price. In addition, market and industry factors may cause fluctuations in our stock price.

There was no public market for our common stock prior to the recent initial public offering. We cannot predict the extent to which a trading market will develop or how liquid that market might become.

Factors may adversely affect the market price of our common stock, regardless of our actual operating performance. These factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly and annual operating results;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	conditions or trends in our industry or regulatory changes

•	conditions, trends or changes in the securities marketplace, including trading volumes;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in general conditions in the United States and global economy, including those resulting from war, incidents of terrorism or responses to such events;

•	loss of one or more significant customers, including Sprint Nextel;

•	sales of large blocks of our common stock;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

The CVC Entities and the Quadrangle Entities continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of March 21, 2006, the CVC Entities and the Quadrangle Entities beneficially owned 24,525,752 shares of our Class B common stock, or 58.6% of our outstanding common stock on an as-converted basis. In addition, six of the seven directors that serve on our board of directors are representatives or designees of CVC and Quadrangle. By virtue of such stock ownership and representation on the board of directors, the CVC Entities and the Quadrangle Entities continue to have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

The interests of the CVC Entities and the Quadrangle Entities may not coincide with the interests of a holder of our common stock and because such entities continue to have significant influence over our business, they could cause us to enter into transactions or agreements adverse to the interests of our other stockholders.

The interests of the CVC Entities and the Quadrangle Entities may not always coincide with the interests of our other stockholders. Accordingly, because the CVC Entities and the Quadrangle Entities continue to have significant influence over our business, they could cause us to enter into transactions or agreements adverse to the interests of our other stockholders. On October 17, 2005, we paid approximately $125 million of the net proceeds from the Floating Rate Notes as a dividend to the holders of our Class L common stock, which consisted of the CVC Entities, the Quadrangle Entities and certain members of management. Moreover, subject to the availability of funds legally available therefore and declaration by our board of directors, we expect to pay a dividend of $30.0 million on our Class B common stock during the first six months of fiscal 2006. The holders of our Class B common stock consist of the CVC Entities, the Quadrangle Entities and certain members of management.

In addition, the CVC Entities and the Quadrangle Entities are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Each of the CVC Entities and the Quadrangle Entities may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, we have specifically renounced in our shareholders agreement any interest or expectancy that the CVC Entities and the Quadrangle Entities will offer to us any investment or business opportunity of which they are aware.

Our stock price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

As of March 21, 2006, there were 15,375,000 shares of our common stock and 26,492,897 shares of our Class B common stock outstanding. All of the shares of our common stock sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any such shares which are held or which have been acquired by an “affiliate” of ours, as that term is defined in Rule 144 under the Securities Act, which shares are subject to the volume limitations and other restrictions of Rule 144. All of the shares of Class B common stock are “restricted securities” within the meaning of Rule 144. Of these restricted securities, none of the shares of Class B common stock are freely transferable under Rule 144(k) and the remainder are eligible for resale subject to the volume, manner of sale and other limitations of Rule 144, in each case immediately upon expiration of the 180-day lock-up period described below.

The CVC Entities, the Quadrangle Entities and certain members of our management have the right to require us to register their shares of our common stock, representing 26,492,897 shares of our common stock on an as-converted basis. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

All shares of Class B common stock held by our current stockholders are subject to lock-up agreements and may not be sold to the public during the 180-day period following the date of completion of our initial public offering without the prior written consent of Lehman Brothers Inc. and Bear, Stearns & Co. Inc.

Provisions in our charter documents and the General Corporation Law of Delaware could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our common stock.

Certain provisions of the General Corporation Law of Delaware, the state in which we are organized, and our certificate of incorporation and by-laws may inhibit a change of control not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to amend, alter or repeal our by-laws;

•	limitations on the removal of directors;

•	the inability of the stockholders to act by written consent (subject to certain exceptions) if at any time the CVC Entities and the Quadrangle Entities and their permitted transferees no longer collectively beneficially own at least 50.1% of our capital stock entitled to vote generally in the election of directors; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.

Requirements associated with being a public company require significant company resources and management attention.

Upon the completion of our initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the Securities and Exchange Commission, or the SEC. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. In addition, we are subject to the rules of The Nasdaq National Market. Compliance with reporting and other requirements applicable to public companies create additional costs for us and require the time and attention of management. We currently expect to incur an estimated $1.8 million of incremental operating expenses in our first year of being a public company and an estimated $1.4 million per year thereafter. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

We have availed ourselves of the “controlled company” exception under the rules of The Nasdaq National Market which eliminates the requirements that we have a majority of independent directors on our board of directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. In addition, we have taken advantage of certain “grace periods” for newly public companies under certain of the new SEC and Nasdaq rules and regulations. These grace periods provide us a short period of time after we became a public company before we are required to be in full compliance with the SEC and Nasdaq rules and regulations. Our ability to satisfy these various requirements before the expiration of the applicable grace periods will depend largely on our ability to attract and retain qualified independent members of our board of directors, particularly to serve on our audit committee, which may be more difficult in light of these new rules and regulations. If we fail to satisfy the various requirements before the expiration of the applicable grace periods, our common stock may be delisted from Nasdaq, which would cause a decline in the trading price of our common stock and impair the ability of the holders of our common stock to sell and buy our common stock in a public market.

In addition, our status as a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be unable to provide the required financial information in a timely and reliable manner and may be subject to sanctions by regulatory authorities. The perception of these matters could cause our share price to fall.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting as of December 31, 2007. If we or our independent registered public accounting firm determine that we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could adversely affect our financial results or investors’ confidence in our company, and could cause our stock price to fall. In addition, the controls and procedures that we implement may not comply with all of the relevant rules and regulations of the SEC and Nasdaq. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner. The perception of these matters could cause our share price to fall.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We are headquartered in Waynesboro, Virginia and own offices and facilities in a number of locations within our operating markets. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future. The table below provides the location, description and approximate square footage of our material owned properties.

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	CLEC POP	2,500
Waynesboro, VA	Retail Store	4,000
Richmond, VA	Wireless Switch Building	4,608
Norfolk, VA	Wireless Switch Building	4,970
Troutville, VA	Wireline Switch Building	8,400
Clifton Forge, VA	Wireline Switch Building	12,000
Covington, VA	Wireline Service Center	13,000
Waynesboro, VA	Wireless Switch Building	15,000
Clifton Forge, VA	Call Center Building (leased to third party)	15,620
Waynesboro, VA	Wireline Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Wireline Switch Building	30,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Wireline Switch Building	30,000

Location	Property Description	Approximate Square Footage
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Corporate Support Building	51,000
Daleville, VA	Wireline Service Center	9,400

We also lease the following material properties:

•	Our Charleston, West Virginia regional operations center (wireless and wireline switching) under an Office Lease Agreement with Option to Purchase by and between Eagan Management Company and CFW Communications Company d/b/a NTELOS Inc., dated December 11, 1998; and

•	Our Daleville, Virginia customer care facility under a Lease Agreement by and between The Layman Family LLC and R&B Communications, Inc., dated May 1, 2000, and First Amendment to Lease Agreement, dated May 30, 2003.

Item 3.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on The Nasdaq National Market under the symbol “NTLS” since February 9, 2006. Prior to that time, there was no established public trading market for our common stock.

Holders

There were approximately 1902 holders of record of our common stock and Class B common stock on March 21, 2006.

Dividends/Dividend Policy

We do not currently intend to pay any periodic cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and expansion and debt repayment. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Consistent with the disclosure set forth in the prospectus related to our initial public offering, subject to the availability of funds legally available therefore and declaration by our board of directors, we could use cash on hand of $2.3 million at the parent company (NTELOS Holdings Corp.) on December 31, 2005, interest earned on the proceeds from the initial public offering, up to $12.5 million of the net proceeds from the initial public offering of our common stock and cash received in connection with future financing or refinancing to pay a dividend during the first six months of fiscal 2006 on our Class B common stock. Holders of our Class B common stock are entitled to payment of a $30 million distribution preference prior to payment of any dividends on our common stock. On December 31, 2005, there was an additional $25.9 million of cash on hand that was held by NTELOS Inc. and its subsidiaries that can not be used toward payment of the $30 million distribution preference pursuant to restrictions under the First Lien Credit Agreement until such time as the total debt outstanding to EBITDA, as defined in the credit agreement, is less than a ratio of 3.00:1.00.

On October 17, 2005, we used proceeds from the sale of our Floating Rate Notes to pay a dividend of approximately $125 million to the holders of our Class L common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 21, 2006, concerning the shares of our common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity Incentive Plan	419,753.27	$3.87	2,048,356
Non-Employee Director Equity Plan	8,600.00	$12.00	391,400
Employee Stock Purchase Plan	—	—	200,000
Equity compensation plans not approved by security holders	—	—	—
Total	428,353.27	$4.03	2,639,756

Recent Sales of Unregistered Securities

The table set forth below lists the unregistered equity securities sold by us since our formation on January 14, 2005.

Individual or Group Name*	Type of Security	Date	Number of Shares	Consideration per Share
Named Executive Officers (including shares held in trust or by immediate family)
David R. Maccarelli	Class A Common Stock	5/02/05	96,806.00	$1.00
Mary McDermott	Class A Common Stock	5/02/05	38,637.00	$1.00
Michael B. Moneymaker	Class A Common Stock	5/02/05	103,888.00	$1.00
James Quarforth	Class A Common Stock	5/02/05	270,423.00	$1.00
Carl A. Rosberg	Class A Common Stock	5/02/05	118,056.00	$1.00
Other management and employees, as a group (including shares held in trust or by immediate family)	Class A Common Stock	5/02/05	117,233.00	$1.00
	Class A Common Stock	9/15/05	10,000.00	$7.65
Named Executive Officers (including shares held in trust or by immediate family)
David R. Maccarelli	Class L Common Stock	5/02/05	22,760.00	$11.00
Mary McDermott	Class L Common Stock	5/02/05	10,124.00	$11.00
Michael B. Moneymaker	Class L Common Stock	5/02/05	24,425.00	$11.00
James Quarforth	Class L Common Stock	5/02/05	63,579.00	$11.00
Carl A. Rosberg	Class L Common Stock	5/02/05	27,756.00	$11.00
Other management and employees, as a group (including shares held in trust or by immediate family)	Class L Common Stock	5/02/05	29,512.00	$11.00

Non-Officer Directors, as a group
Christopher D. Bloise	Class L Common Stock	4/27/05	**	1,295.94	$11.00
Michael A. Delaney (a)	Class L Common Stock	4/27/05	**	10,367.52	$11.00
Andrew S. Gesell	Class L Common Stock	4/27/05	**	1,943.91	$11.00
Non-Officer Directors, as a group
Christopher D. Bloise	Class L Common Stock	5/02/05		3,048.58	$11.00
Michael A. Delaney (a)	Class L Common Stock	5/02/05		24,388.68	$11.00
Andrew S. Gesell	Class L Common Stock	5/02/05		4,572.88	$11.00
CVC and Quadrangle Entities
Citigroup Venture Capital Equity Partners LP	Class L Common Stock	4/27/05	**	1,536,568.52	$11.00
Citigroup Venture Capital Equity Partners LP	Class L Common Stock	5/02/05		3,765,952.67	$11.00
CVC Executive Fund LP	Class L Common Stock	4/27/05	**	14,124.06	$11.00
CVC Executive Fund LP	Class L Common Stock	5/02/05		34,567.77	$11.00
CVC/SSB Employee Fund LP	Class L Common Stock	4/27/05	**	15,851.93	$11.00
CVC/SSB Employee Fund LP	Class L Common Stock	5/02/05		38,796.62	$11.00
Quadrangle Capital Partners-A LP	Class L Common Stock	4/27/05	**	432,194.51	$11.00
Quadrangle Capital Partners-A LP	Class L Common Stock	5/02/05		1,052,954.89	$11.00
Quadrangle Capital Partners LP	Class L Common Stock	4/27/05	**	1,128,145.15	$11.00
Quadrangle Capital Partners LP	Class L Common Stock	5/02/05		2,766,587.41	$11.00
Quadrangle Select Partners LP	Class L Common Stock	4/27/05	**	61,935.32	$11.00
Quadrangle Select Partners LP	Class L Common Stock	5/02/05		150,875.89	$11.00
Non-Director CVC Affiliates, as a group	Class L Common Stock	4/27/05	**	42,078.10	$11.00
Non-Director CVC Affiliates, as a group	Class L Common Stock	5/02/05		99,135.99	$11.00

*	Certain of the individuals referenced above have disclaimed beneficial ownership of certain of these securities.

**	Prior to April 27, 2005, NTELOS Holdings Corp. operated as a Delaware limited liability company. The investor’s original contribution date was February 24, 2005, and subsequently on April 27, 2005, pursuant to a plan of conversion was converted into the number of shares of Class L Common Stock of NTELOS Holdings Corp. set forth above, based on a conversion ratio of the contribution amount divided by $11.00.

(a)	Mr. Delaney resigned from the Board of Directors on February 8, 2006 and was replaced by Mr. Heneghan.

The sales of the above securities were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, Regulation D or Rule 701 promulgated thereunder as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Between our formation on January 14, 2005 and the closing of our initial public offering on February 13, 2006, we granted and issued options to purchase 148,300 shares of our Class A common stock with a weighted average price of $2.51 to a number of our employees and to our directors pursuant to the original NTELOS Holdings Corp. Equity Incentive Plan. In connection with the initial public offering, these options were converted into options to purchase 313,253.27 shares of our common stock with a weighted average exercise price of $1.18 per share. Since our initial public offering, we have granted and issued options to purchase 8,600 shares of our common stock with an exercise price of $12.00 per share to a new member of our board of directors pursuant to our Non-Employee Director Equity Plan and options to purchase 106,500 shares of our common stock with an exercise price of $11.80 per share to a number of our employees pursuant to our Amended and Restated Equity Incentive Plan. We believe that those options issued were exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

On February 13, 2006, each share of Class L common stock was converted into approximately 2.19 shares of Class B common stock and each share of Class A common stock was converted into approximately 2.15 shares of Class B common stock.

Use of Proceeds From Registered Securities

We filed a registration statement on Form S-1 (File No. 333-128849) with respect to the offer and sale of 14,375,000 shares of our common stock, $0.01 par value and an additional 2,156,250 shares of our common stock to be sold solely to cover over-allotments, if any. The registration statement was declared effective by the SEC on February 8, 2006. All of the shares registered for sale were sold by the time the initial public offering terminated. On February 13, 2006, we sold 14,375,000 shares of common stock in our initial public offering. On March 15, 2006, we sold 1,000,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option.

From February 8, 2006, the effective date of our registration statement, to March 15, 2006, the closing date of the sale of shares sold pursuant to the underwriters’ over-allotment option, we paid approximately $12.0 million in underwriting discounts and commissions to the underwriters and incurred an estimated $3.0 million in other offering expenses.

The managing underwriters of our offering were Lehman Brothers Inc. and Bear, Stearns & Co. Inc. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $169.5 million. None of the underwriting discounts and commissions or other offering expenses were direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of our common stock, to any affiliates of ours or to any other person or entity.

From February 13, 2006, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used approximately $12.9 million of the net offering proceeds from our initial public offering to terminate our advisory agreements with the CVC Entities and the Quadrangle Entities. With the exception of such payments to the CVC Entities and the Quadrangle Entities, the use of the net offering proceeds did not constitute direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of our common stock, to any affiliates of ours or to any other person or entity.

We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering. Pending the uses described therein, we have invested the remaining proceeds of the initial public offering in short-term, interest bearing, investment-grade securities.

Issuer Purchase of Equity Securities

None.

Item 6.	Selected Financial Data.

SELECTED HISTORICAL AND PRO FORMA FINANCIAL INFORMATION

	NTELOS INC.						NTELOS HOLDINGS CORP.
	PREDECESSOR COMPANY			PREDECESSOR REORGANIZED COMPANY
(in thousands)	Year Ended 12/31/2001	Year Ended 12/31/2002	1/1/2003 through 9/9/2003	9/10/2003 through 12/31/2003	Year Ended 12/31/2004	1/1/05 through 5/1/2005	1/14/2005 through 12/31/2005
Consolidated Statements of Operations Data:
Operating revenues:
Wireless communications	$127,103	$171,495	$132,766	$66,769	$234,682	$89,826	$190,477
Wireline communications	87,931	98,220	71,103	32,434	105,251	35,508	73,444
Other communication services	9,968	9,151	3,920	962	1,769	343	569

	225,002	278,866	207,789	100,165	341,702	125,677	264,490

Operating expenses:
Cost of wireless sales (exclusive of items shown separately below)	47,808	48,868	31,836	15,113	47,802	18,703	38,582
Maintenance and support	62,508	64,408	42,056	18,784	62,929	21,084	45,452
Depreciation and amortization	82,281	82,924	51,224	18,860	65,175	23,799	59,103
Gain on sale of assets	(31,845)	(8,472)	—	—	—	(8,742)	—
Asset impairment charge	—	402,880	545	—	—	—	—
Accretion of asset retirement obligation	—	—	437	225	680	252	489
Customer operations	75,596	82,146	58,041	30,233	82,812	29,270	63,330
Corporate operations	18,586	17,914	18,342	6,272	26,942	8,259	22,434
Capital and operational restructuring charges	—	4,285	2,427	—	798	15,403	183

	254,934	694,953	204,908	89,487	287,138	108,028	229,573

Operating income (loss)	(29,932)	(416,087)	2,881	10,678	54,564	17,649	34,917

	NTELOS INC.						NTELOS HOLDINGS CORP.
	PREDECESSOR COMPANY			PREDECESSOR REORGANIZED COMPANY
(in thousands)	Year Ended 12/31/2001	Year Ended 12/31/2002	1/1/2003 through 9/9/2003	9/10/2003 through 12/31/2003	Year Ended 12/31/2004	1/1/05 through 5/1/2005	1/14/2005 through 12/31/2005
Consolidated Statements of Operations Data, continued
Other income (expenses):
Equity loss from investee	(1,286)	—	—	—	—	—	(1,213)
Interest expense	(76,251)	(78,351)	(26,010)	(6,427)	(15,740)	(10,839)	(34,338)
Gain(loss) on interstate swap agreement	—	—	—	—	—	(660)	4,780
Other income (expenses)	5,679	(1,454)	(436)	768	374	270	1,595
Reorganization items, net	—	—	169,036	(145)	81	—	—

	(71,858)	(79,805)	142,590	(5,804)	(15,285)	(11,229)	(29,176)

	(101,790)	(495,892)	145,471	4,874	39,279	6,420	5,741
Income tax expense (benefit)	(34,532)	(6,464)	706	258	1,001	8,150	4,591

	(67,258)	(489,428)	144,765	4,616	38,278	(1,730)	1,150
Minority interests in (income) losses of subsidiaries	3,545	481	15	54	34	13	(52)

Net income (loss) before cumulative effect of accounting change	(63,713)	(488,947)	144,780	4,670	38,312	(1,717)	1,098
Cumulative effect of accounting change	—	—	(2,754)	—	—	—	—

Net income (loss)	(63,713)	(488,947)	142,026	4,670	38,312	(1,717)	1,098
Dividend requirements on predecessor preferred stock	(18,843)	(20,417)	(3,757)	—	—	—	—
Reorganization items - predecessor preferred stock	—	—	286,772	—	—	—	—

Income (loss) applicable to common shares	$(82,556)	$(509,364)	$425,041	$4,670	$38,312	$(1,717)	$1,098

	NTELOS INC.				NTELOS HOLDINGS CORP.
	As of December 31, 2001	As of December 31, 2002	As of December 31, 2003	As of December 31, 2004	As of December 31, 2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,293	$12,216	$48,722	$34,187	$28,134
Property and equipment, net	465,944	434,455	360,698	356,129	360,142
Total assets	1,196,886	729,521	650,223	620,457	895,843
Total debt	612,416	642,722	310,303	180,251	759,384
Redeemable convertible preferred stock	265,747	286,164	—	—	—
Total stockholders’ equity (deficit)	173,566	(342,677)	205,547	318,181	1,098

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Nextel. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary competitors, all of whom are national providers. Our wireless revenues have experienced a 21% compound annual growth rate from 2001 to 2005. Our wireless operating income has grown from a loss of approximately ($80.2) million in 2001 to approximately $32.3 million in 2005, an increase of $112.5 million. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.7 million, and we have deployed a network using CDMA in 20 basic trading areas which currently covers a total population of approximately 5.1 million potential subscribers. As of December 31, 2005, our wireless retail business had approximately 336,000 NTELOS branded subscribers, representing a 6.7% penetration of our total covered population. In 2004 we entered into a seven-year exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum, the wireless subsidiary of Sprint Nextel. Under the Strategic Network Alliance, we are the exclusive PCS network service provider through July 2011 to all Sprint Nextel wireless services offered to approximately 3 million people in our western Virginia and West Virginia service area, which we deliver over our CDMA 3G 1xRTT network utilizing our own spectrum. For the year ended December 31, 2005, we realized wholesale revenues of $62.7 million, primarily related to the Strategic Network Alliance, representing an increase of 22% over the same period in 2004 when we provided similar services under a predecessor agreement to one of Sprint Nextel’s affiliate partners.

Founded in 1897, our wireline business and its predecessor organizations have consistently outperformed the service benchmarks set by the Virginia State Corporation for telephone service. Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta Counties. As of December 31, 2005, we operated 46,810 RLEC telephone access lines and 13,890 broadband access connections in our markets, and we had completed the investment required to offer DSL services in 90% of our RLEC service area. In 1998, we began to leverage our wireline network infrastructure to offer CLEC communication services in Virginia and West Virginia outside our RLEC coverage area, and as of December 31, 2005, we served customers with 44,948 CLEC access line connections. Our CLEC business markets and sells local, long distance, and high-speed data services almost exclusively to business customers, with residential service limited to bundled service offerings with DSL. We also own a 1,900-mile regional fiberoptic network which directly connects our networks with many of the largest markets in the mid-Atlantic region.

We were formed in January 2005 by the CVC Entities and the Quadrangle Entities for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into a transaction agreement with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. In accordance with this agreement, we acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. In connection with our acquisition of NTELOS Inc. on May 2, 2005, we assumed approximately $625.7 million in debt including $624.0 million of the NTELOS Inc. senior secured credit facilities and $1.7 million of capital lease obligations. Following the merger transaction on May 2, 2005, NTELOS Inc. became our wholly-owned subsidiary. Accordingly, we began consolidating the results of NTELOS Inc. into our financial statements on this date. See

Notes 1, 2 and 6 to our audited consolidated financial statements included herein for further discussion of the merger and recapitalization of NTELOS Inc. that occurred concurrent with the merger transaction.

For purposes of this discussion and to provide comparable period financial results and cash flows for the years ended December 31, 2004 and 2005, we have combined the results of NTELOS Inc. from January 1, 2005 to May 1, 2005 with our results from May 2, 2005 to December 31, 2005. We had no operating activities prior to our acquisition of NTELOS Inc.

Prior to filing for bankruptcy, competition in the wireless telecommunications sector resulted in a modification to NTELOS Inc.’s business forecast, including a general reduction in growth prospects. In addition, capital and lending prospects for telecommunications companies continued to deteriorate. Telecommunication asset value deterioration also exacerbated NTELOS Inc.’s ability to comply with certain covenants. At December 31, 2002, the carrying amount of NTELOS Inc.’s total outstanding debt was $642.7 million. At that time, NTELOS Inc. entered into an amendment and waiver with the lenders under its senior credit facility which restricted the amounts that it could borrow. As a result of the above factors, it was unable to reach an agreement with its debtholders on an out-of-court restructuring plan. Thereafter, on March 4, 2003, NTELOS Inc. and certain of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. As part of its reorganization, $357.2 million (face amount of $375.0 million) of NTELOS Inc.’s debt was converted to equity. NTELOS Inc. emerged from the Bankruptcy Court proceedings pursuant to the terms of the plan of reorganization on September 9, 2003.

Since 2003, our results of operations have substantially improved. Our wireless operating income has grown from a loss of approximately $(14.8) million in 2003 to approximately $32.3 million in 2005, an increase of $47.1 million and has grown $11.6 million, or approximately 56%, from 2004 to 2005. To facilitate comparisons with full year 2004 operating results, we have presented the results of NTELOS Inc. operations for 2003 for the predecessor and predecessor reorganized company on a combined basis representing results for the twelve months ended December 31, 2003. We believe this comparison provides the most practical way to comment on the results of operations.

Effects of Being a Public Company

We recently completed our initial public offering of 15,375,000 shares of our common stock. Upon completion of the initial public offering, we became subject to the periodic reporting requirements of the Exchange Act and the other rules and regulations of the SEC. We also are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. In addition, we are subject to the rules of The Nasdaq National Market.

We are working with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We currently expect to incur an estimated $1.8 million of incremental operating expenses in our first year of being a public company and an estimated $1.4 million per year thereafter. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting as of December 31, 2007. If we or our independent registered public accounting firm determine that we have weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are currently evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.

Other Overview Discussion

Operating Revenues

Our revenues are generated from the following categories:

•	wireless PCS, consisting of retail revenues from PostPay and PrePay voice services, data services, equipment revenues and other feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	wireline communications, including RLEC service revenues, CLEC service revenues, internet, fiber optic network usage (or carriers’ carrier services), and long distance revenues; and

•	other communications services revenues, including revenues from paging, our sale and lease of communications equipment and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are generally incurred from the following categories:

•	cost of wireless sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which, in keeping with industry practice, we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers networks in order to provide wireless services to our end-use customers;

•	maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment; leased facility expenses for connection to other carriers, cell sites and switch locations;

•	depreciation and amortization, including depreciable long lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligation, or ARO;

•	customer operations expenses, including marketing, product management, product advertising, selling, billing, customer care, and bad debt expenses;

•	corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including non-cash compensation expense recognized in connection with the increase in fair value over the issuance price of the Class A common stock acquired by certain of our employees on or after the May 2, 2005 acquisition of NTELOS Inc.; and

•	capital restructuring charges associated with our acquisition of NTELOS Inc.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense, including changes in fair value of our interest rate swap instrument, our equity share of the loss of NTELOS Inc. from our 24.9% investment in NTELOS Inc. for the period February 24, 2005 through May 1, 2005, reorganization items associated with our prior bankruptcy filing, and other income (expenses).

Income Taxes

Our income tax liability or benefit and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, net operating losses and related carryforwards, valuation allowances, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization and other tax deductible amounts.

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to an RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs. We have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.8 million populated area in central and western Virginia. The VA Alliance has incurred significant operating losses since it initiated PCS services in 1997. We have recognized a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the years ended December 31, 2005 and 2004. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

OVERVIEW

Operating revenues increased $48.5 million, or 14%, from $341.7 million for the year ended December 31, 2004, to $390.2 million for the year ended December 31, 2005. Operating income decreased $2.0 million, or 4% from $54.6 million for 2004 to $52.6 million for 2005.

As a result of a 11% growth in subscribers, a 9% increase in average revenue per handset/unit or “ARPU” and a 22% increase in wholesale revenue, primarily under our Strategic Network Alliance, our gross wireless operating revenues increased $45.6 million, or 19%, for 2005 as compared to 2004. Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets and capital restructuring charges over these periods grew $21.8 million, or 13%, driven by a $9.5 million increase, or 20%, in cost of sales due to a 19% increase in gross subscriber additions and the continued implementation of data products in 2005. Excluding cost of sales, the remaining increase of $12.3 million was primarily due to the $8.9 million increase in customer operations expenses primarily from increases in retention costs of the larger subscriber base and costs associated with the increase in subscribers and the $3.7 million increase in maintenance and support expenses primarily from additional network expenses related to the increase in cell sites and maintenance contracts on equipment.

Wireline communications services realized revenue improvement of $3.7 million, or 4%, in 2005 as compared to 2004. Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets and capital restructuring charges increased $0.7 million, or 2%, in 2005 as compared to 2004. This is a composite of a $1.9 million decrease in our RLEC expenses offset by an increase of $2.6 million in competitive wireline expenses. RLEC customers decreased by 3% as of December 31, 2005 compared to December 31, 2004. Our CLEC and Broadband customers increased by 7% and 23%, respectively, as of December 31, 2005 compared to December 31, 2004, and our dial-up internet customers declined by 19% as of the year ended 2005 compared to 2004.

Other communications services revenue declined $0.9 million, from $1.8 million for 2004 to $0.9 million 2005 due to the exit from our wireless cable business in the first quarter of 2004 and reduced equipment sales in communications services and decline in the paging business.

OPERATING REVENUES

	Year Ended December 31,		$ Variance	% Variance
Operating Revenues	2005	2004
	(dollars in thousands)
Wireless PCS	$280,303	$234,682	$45,621	19%

Wireline
RLEC	56,987	56,279	708	1%
Competitive wireline	51,965	48,972	2,993	6%

Total wireline	108,952	105,251	3,701	4%
Other	912	1,769	(857)	(48)%

Total	$390,167	$341,702	$48,465	14%

The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenue shown in our consolidated statements of operations.

	Year Ended December 31,
Wireless KPI Reconciliations	2005	2004
	(In thousands except for subscribers and ARPU)
Average Revenue per Handset/Unit (ARPU)[1]
Wireless communications revenue	$280,303	$234,682
Less: Equipment revenue from sales to new customers	(11,997)	(10,195)
Less: Equipment revenue from sales to existing customers	(4,135)	(2,146)
Less: Wholesale revenue	(62,651)	(51,580)
Plus (Less): Other revenues, eliminations and adjustments	1,192	(821)

Wireless gross subscriber revenue	$202,712	$169,940
Average subscribers	321,719	293,219

Total ARPU	$52.51	$48.30

[1]	Average monthly revenues per handset/unit in service, or ARPU, is an industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statement of operations. The Company closely monitors the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. ARPU provides management useful information concerning the appeal of NTELOS rate plans and service offerings and the Company’s performance in attracting and retaining high value customers.

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $45.6 million, or 19%, primarily due to an increase in our NTELOS branded net subscriber revenue of $30.9 million, or 18%, an $11.2 million, or 22%, increase in wholesale and roaming revenues, and a $3.8 million increase in equipment sales revenues. Subscriber revenues reflected subscriber growth of 11%, or 34,100 subscribers, from 302,200 subscribers at December 31, 2004 to 336,300 subscribers at December 30, 2005 and an increase in ARPU of 9% from $48.30 for 2004 to $52.51 for 2005. The increase in ARPU was driven in part by increased data and other service revenue per subscriber. Gross subscriber additions were 19% greater in 2005, at 158,700, compared to 133,400 for 2004, contributing to the growth in both subscriber and equipment sales revenues. PostPay subscriber churn remained stable over the comparative periods at 2.3%. Reductions in total subscriber churn contributed to the net subscriber growth as total churn declined from 3.3% to 3.2% for 2004 and 2005, respectively. Growth in wholesale revenues was driven by increased voice and data usage under the Strategic Network Alliance as these revenues grew 21% from $50.8 million in 2004 to $61.7 million in 2005. Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home wholesale subscribers, and those customers of Sprint Nextel, and affiliates of Sprint Nextel such as Virgin Mobile and Qwest, who use our voice and data services while traveling through the Strategic Network Alliance service area.

Our wireless wholesale business began in 1999 when we signed a ten-year agreement with Horizon PCS to carry Horizon PCS’s traffic in our territories in western Virginia and West Virginia. On August 15, 2003, Horizon PCS filed for Chapter 11 bankruptcy protection. On June 15, 2004, Sprint purchased from Horizon PCS the 97,000 PCS subscribers in the markets covered by our wholesale network service agreement. We refer to these subscribers together with new subscribers acquired by Sprint Nextel in the Strategic Network Alliance coverage area as Home wholesale subscribers. NTELOS Inc. and Sprint Nextel executed a new seven-year exclusive wholesale agreement, concurrent with this transaction which we refer to herein as the Strategic Network Alliance. While management believes the merger of Sprint and Nextel will likely have a positive impact for our wholesale business, the level of future wholesale revenue to be generated under this agreement is uncertain. Further, it is possible that there will be additional consolidation among the Sprint Nextel network affiliates and the potential impact of any such future consolidation is unknown. See “Risk Factors.”

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $3.7 million, or 4%, from $105.3 million for the twelve months ended December 31, 2004 to $109.0 million for the twelve months ended December 31, 2005.

•

RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased $0.7 million, or 1%, from $56.3 million for the twelve months ended December 31, 2004, to $57.0 million for the twelve months ended December 31, 2005. Access lines decreased 3% over the respective periods, with lines totaling 48,300 at December 31, 2004 and 46,800 at December 31, 2005. These line losses are reflective of reduction in Centrex lines, wireless substitution, loss of second lines and the closings of small local dial-up ISPs who were our customers. These losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. Should this type of competition be introduced in the future, our RLEC line loss may increase and related revenues may be adversely impacted. Somewhat offsetting revenue losses related to access line loss was a $2.0 million, or 6% improvement in access revenues, driven by increases in carrier access minutes from the twelve months ended December 31, 2004 to the twelve months ended December 31, 2005, due primarily to the growth in long distance usage from wireless end users partially offset by a bi-annual reduction in rates charged for tandem switching that went into effect on July 1, 2005. Despite this rate reduction, access revenues grew in the second half of 2005 to $18.7 million as compared to $18.1 million in the first six months of 2005.

•	Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from CLEC, network and internet operations increased $3.0 million, or 6%, from $49.0 million for the twelve months ended December 31, 2004, to $52.0 million for the twelve months ended December 31, 2005. Revenue from transport and private line/special access services in the CLEC/Network increased by $2.1 million, or 17%, over the comparative periods. Revenues from CLEC local access increased by $0.2 million or 2%, consistent with local access line growth, which excludes primary rate interface lines, from approximately 28,500 lines at December 31, 2004 to 29,400 lines at December 31, 2005. Losses of dial-up subscribers continued with 7,600 fewer customers at December 31, 2005, than at December 31 2004, a loss of 19%. Dial-up revenues reflected this loss and previous price reductions for this product with a $2.5 million or 27% loss from the twelve months ended December 31, 2004 to the twelve months ended December 31, 2005. Customer increases for broadband products, including DSL, dedicated internet and wireless broadband, totaled 30% and broadband revenues increased from $7.2 million for the twelve months ended December 31, 2004 to $8.4 million for the twelve months ended December 31, 2005. The market for DSL and other broadband internet products in our regions is significantly smaller than that of the dial-up product and thus increases in revenues on these products has trailed that of the decline in dial-up revenues. Revenues from integrated access new product offerings for 2005 were $0.5 million for the twelve months ended December 31, 2005. Long distance customers grew 24% over the comparable periods, from 32,500 at December 31, 2004 to 40,300 at December 31, 2005. Long distance revenues grew 14%, less than the customer growth percentage due to bundled pricing, from $3.4 million for the twelve months ended December 31, 2004 to $3.8 million for the twelve months ended December 31, 2005.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenue declined $0.9 million, from $1.8 million in 2004 to $0.9 million in 2005, due to the exit from our wireless cable business in the first quarter of 2004 and reduced equipment sales in communication services and continued decline in our paging business.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above:

Operating Expenses	Year Ended December 31,		$ Variance	% Variance
	2005	2004
	(dollars in thousands)
Wireless PCS	$190,595	$168,798	$21,797	13%

Wireline
RLEC	14,148	16,030	(1,882)	(12)%
Competitive wireline	33,001	30,420	2,581	8%

Total wireline	47,149	46,450	699	2%
Other	5,640	5,237	403	8%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligation, gain on sale of assets, capital restructuring charges and non-cash compensation	243,384	220,485	22,899	10%
Non-cash compensation	3,730	—	3,730	N/M
Depreciation and amortization	82,902	65,175	17,727	27%
Accretion of asset retirement obligations	741	680	61	9%
Gain on sale of assets	(8,742)	—	(8,742)	(100)%
Capital restructuring charges	15,586	798	14,788	N/M

Total operating expenses	$337,601	$287,138	$50,463	18%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $50.5 million, or 18% from 2004 to 2005. Operating expenses before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges and non-cash compensation charges increased $22.9 million, or 10%, from 2004 to 2005. Wireless operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges and non-cash compensation charges increased $21.8 million, or 13% over the respective periods due to direct costs associated with a higher subscriber base and a 19% increase in customer gross additions for 2005 compared to 2004. Wireline operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges and non-cash compensation charges increased $0.7 million, or 2% in 2005 as compared to 2004. RLEC operating expenses decreased $1.9 million due primarily to a decrease in bad debt expenses and reductions in compensation expenses related to efficiency-driven headcount reductions. Competitive wireline operating expenses increased $2.6 million due to the increased customer and revenue base, primarily related to increases in unbundled network element expenses and other network transport expenses and increases in primarily systems related back-office support expenses. Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges, and non-cash compensation charges from the other communication service businesses increased $0.4 million, or 8% from 2004 to 2005.

COST OF WIRELESS SALES—Cost of wireless sales increased $9.5 million, or 20%, from $47.8 million in 2004 to $57.3 million in 2005. Equipment cost of sales, or COS, increased $4.2 million, or 19%, primarily due to the year over year increase in the number of gross customer additions. Cell site access, toll and other wireless COS increased $5.3 million, or 20%, over the comparative periods related to the increased subscriber base and the continued increase in the percentage of the subscribers in larger minute plans resulting in higher average minutes per subscriber, both of which drive higher usage based network expenses captured in cost of wireless sales.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $3.6 million, or 6%, from $62.9 million to $66.5 million for 2004 and 2005, respectively. The primary driver of this expense increase is related to non-usage based transport and access expense which increased due to the wireless PCS backhaul to support customer growth and minute growth, wireline CLEC customer growth and CLEC access line charge increases. Cell site costs also increased for wireless reflecting the larger subscriber base and the addition of 60 cell sites placed in service during 2005. Further cell site additions are expected in 2006 which will further increase this cost. These increases are partially offset by reductions in access expenses associated with dial-up internet related to the 19% decrease in the number of customers taking this service.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $17.7 million, or 27%, from $65.2 million for 2004 to $82.9 million for 2005. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets were written down $12.2 million but other amortizable intangibles increased $54.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million ($9.4 million annually) for the periods after May 1, 2005 as compared to amortization of other intangibles for the period ended May 1, 2005 and before. For 2005, we purchased approximately $89 million of depreciable property, plant and equipment driving significant year over year increased depreciation.

GAIN ON SALE OF ASSETS—We recorded gains on sale of assets totaling $8.7 million in 2005. This consisted primarily of the February 2005 sale of certain inactive PCS licenses covering populations in Pennsylvania resulting in a gain of approximately $5.2 million, and the sale of the MMDS spectrum licenses, spectrum leases and wireless cable equipment in the Richmond, Virginia market, resulting in a gain of approximately $3.5 million in April 2005. See Note 8 to NTELOS Inc.’s audited consolidated financial statements included herein.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations increased $61,000 in 2005 over 2004, from $680,000 in 2004 to $741,000 in 2005. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $9.8 million, or 12%, from $82.8 million in 2004 to $92.6 million in 2005. This increase is related to the direct costs associated with the 11% increase in wireless PCS subscribers, the rapid growth in popularity of higher feature-rich handsets and the increased customer retention costs, all of which increased a combined $7.2 million, or 34%.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $3.8 million, or 14%, from $26.9 million in 2004 to $30.7 million in 2005. Corporate operations expenses in 2005 included $1.3 million in advisory fees which commenced May 2, 2005 and $3.0 million of the total $3.7 million charge related to non-cash compensation charge were classified as corporate operations expenses. The remaining $0.7 million of non-cash compensation charges were split between customer operations and maintenance and support as indicated on the face of the statement of operations. The non-cash compensation charges relate to the accounting for the increase in the intrinsic value of Class A common stock and options as further discussed in Note 4 of the footnotes to the NTELOS Holding Company consolidated financial statements included herein. Additionally, we experienced increased expenses with respect to USF related regulatory fees, pension expenses due to a .5% decrease in the discount rate assumption effective May 2, 2005, and increases in compensation expenses. The aforementioned increases in 2005 expenses were partially offset by a $1.9 million operating tax accrual relating to certain unbilled locality taxes and $0.6 million of legal and professional fees related to the Horizon PCS settlement and our Sprint wholesale agreement recorded in 2004 and which were not recurring in 2005.

CAPITAL RESTRUCTURING CHARGES—Capital restructuring charges of $15.6 million were recorded in 2005 for legal, financial and consulting costs, accelerated payment of certain retirement obligations, and retention related costs, all of which are directly attributable to the refinancing merger transactions. On January 18, 2005, NTELOS Inc. and certain of its shareholders entered into an agreement pursuant to which NTELOS Inc. would be recapitalized and sold to us. We were formed in contemplation of this transaction. On February 24, 2005, NTELOS Inc. borrowed $625 million from the new $660 million senior secured credit facilities and used these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger. The recapitalization and sale is described in Note 2 of the footnotes to the NTELOS Holdings Corp. financial statements included herein.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative nine month periods increased $29.4 million, or 187%, from $15.7 million to $45.2 million. The increase was due to the signing of our new $660 million senior secured credit facilities on February 24, 2005 and the issuance on October 17, 2005 of $135 million of floating rate senior notes (“notes”). The proceeds of the $660 million senior secured credit facilities were used to repay the outstanding balance of the existing $325 million senior credit facility and other senior secured debt obligations (See Note 2 to NTELOS Inc.’s audited consolidated financial statements included herein). Including the interest exchanged in the interest rate swap agreement, interest expense relating to our new $625 million facility was $38.3 million in 2005. Interest expense relating to the retired $325 million senior credit facility in 2005 was $1.5 million compared to $7.6 million in 2004. Interest on the $135 million notes was $4.1 million in 2005. Other interest in 2004 related primarily to the $75 million of convertible senior notes which were converted to common stock on September 30, 2004. In 2005, the remaining $1.3 million of interest expense relates to amortization of debt issuance costs and interest on capital lease obligations.

Gain (loss) on interest rate swap instruments changed $4.6 million, from a loss of ($0.5) million in 2004 to a gain of $4.1 million in 2005. Concurrent with the inception of the new $625 million NTELOS Inc. senior secured credit facilities we entered into an interest rate swap agreement with a notional amount of $312.5 million. This interest rate swap agreement was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the market value of the swap agreement were recorded as a charge or credit to gain (loss) on interest rate swap instruments. In 2004, we had a swap agreement with a notional amount of $162.5 million related to the $325 million senior credit facility. This agreement was also not designated as an interest rate hedge instrument for accounting purposes. Therefore, payments were split between associated swap agreement obligation and interest expense based on the projected future payment stream with a majority being recorded as a reduction of the liability. Changes between the fair value and carrying value of the previous swap obligation were also included as adjustments to gain (loss) on interest rate swap instruments.

Other income, which primarily relates to interest income from cash and cash equivalents, increased $1.5 million, from $0.4 million in 2004 to $1.9 million in 2005.

INCOME TAXES

Income tax expense was approximately $4.6 million in the period May 2, 2005 through December 31, 2005. This represents an effective tax rate of approximately 80.7%. The effective tax rate results primarily from recognition of non-deductible equity losses in NTELOS Inc. prior to consolidation, non-deductible equity compensation associated with our Class A common stock, and state minimum taxes. All of the company’s deferred tax assets that existed as of the merger date were fully reserved. Accordingly, the benefit of the utilization of these pre-merger deferred tax assets is recognized as a reduction to goodwill instead of the income tax provision. Approximately $4.0 million of pre-merger deferred tax asset utilization reduced goodwill during the reporting period.

During 2004, NTELOS Inc. recognized income tax expense of $1.0 million. This was related to state minimum taxes.

We had approximately $232.9 million of available net operating losses at December 31, 2005, all of which will be subject to an annual utilization limit of $1.6 million. NTELOS Inc. generated approximately $84.9 million of net operating losses after it’s emergence from bankruptcy and prior to our May 2, 2005 merger. Annual utilization of these losses will be increased during the first five years following the merger for realized built-in gains estimated at $22.4 million each year. Due to the limited carry forward life of net operating losses and the amount of the annual utilization limitation, it is unlikely that we will be able to realize in excess of $43 million of the approximately $153.2 million of NTELOS Inc.’s net operating losses existing prior to their emergence from bankruptcy. See Note 12 to our December 31, 2005 audited consolidated financial statements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

OVERVIEW

As discussed below, pursuant to NTELOS Inc.’s reorganization on September 9, 2003, NTELOS Inc. issued new common stock of the Reorganized NTELOS Inc. and cancelled all previously outstanding securities. NTELOS Inc.’s former senior noteholders owned approximately 94% of the new common stock on September 9, 2003. The remaining stock was issued to former subordinated noteholders and purchasers of NTELOS Inc.’s new convertible notes in settlement of other claims and equity interests, as provided in the joint plan of reorganization.

On March 4, 2003, NTELOS Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Virginia, which we refer to as the Bankruptcy Court. NTELOS Inc. emerged from the Bankruptcy Court protection pursuant to the terms of the plan of reorganization on September 9, 2003.

As discussed in Note 4 to NTELOS Inc.’s Audited Consolidated Financial Statements, NTELOS Inc. implemented the fresh start provisions, or fresh start, of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, as of September 9, 2003. We refer to this as fresh start accounting. Pursuant to the Plan of Reorganization, NTELOS Inc. recognized income and credits from reorganization items relating to the cancellation of its senior notes, subordinated notes, preferred stock, and the reduction in and timing of amounts payable to certain unsecured creditors, net of the concurrent issuance of related new common stock and new common stock warrants. In addition, under fresh start accounting, NTELOS Inc. recognized adjustments for cancellation of its old common stock and old common stock warrants and elimination of its accumulated deficit and accumulated other comprehensive loss as of September 9, 2003. These adjustments, as well as the adjustments made to record NTELOS Inc.’s assets and liabilities at fair value reflect the application of fresh start accounting made to the reorganized NTELOS Inc. as of September 9, 2003.

As a consequence of the implementation of fresh start reporting on September 9, 2003 (See Note 2 to our audited consolidated financial statements), the financial information presented in the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the period beginning on September 10, 2003 and ending on December 31, 2003 is generally not comparable to the financial information presented for the prior periods. The presentation of financial information of the predecessor represents NTELOS Inc.’s financial statements for the specified periods prior to and concluding with NTELOS Inc.’s adoption of fresh start accounting. The presentation of financial information of the predecessor reorganized NTELOS Inc. represents NTELOS Inc.’s financial information for the specified period following NTELOS Inc.’s adoption of fresh start reporting.

In order to create meaningful year over year comparisons, the year ended December 31, 2003 represents the combination of the predecessor NTELOS Inc. (representing results from January 1, 2003 through September 9, 2003) and the predecessor reorganized company (representing results from September 10, 2003 through December 31, 2003).

Operating revenues increased $33.7 million, or 11%, from $308.0 million in 2003 to $341.7 million in 2004. Operating income improved by $41.0 million, from $13.6 million in 2003 to $54.6 million in 2004. Capital restructuring charges of $0.8 million and $2.4 million were recorded in 2004 and 2003, respectively. The significant increase in operating income is due primarily to the $35.1 million improvement in wireless revenue and a 2%

reduction in total operating expenses largely related to a $4.9 million decrease in depreciation and amortization expense, reflecting the revaluation of NTELOS Inc.’s assets and the related reduction in the fixed asset carrying value of $57.8 million in connection with fresh start accounting in 2003. Income applicable to common shares for 2004 was $38.3 million as compared to $429.7 million in 2003. The 2003 income applicable to common shares included $455.7 million in reorganization items, net gain pursuant to NTELOS Inc.’s plan of reorganization and the related application of fresh start accounting. Additionally, interest expense and dividend requirements on predecessor NTELOS Inc. preferred stock decreased $16.7 million and $3.8 million, respectively, also related to the Plan of Reorganization, application of fresh start accounting and the significantly lower level of debt carried by the predecessor reorganized NTELOS Inc.

OPERATING REVENUES

Operating Revenues	Twelve Months Ended December 31,		$ Variance	% Variance
	2004	2003
	(dollars in thousands)
Wireless PCS	$234,682	$199,535	$35,147	18%

Wireline
RLEC	56,280	53,352	2,928	5%
Competitive wireline	48,971	50,185	(1,214)	(2)%

Total wireline	105,251	103,537	1,714	2%
Other	1,769	4,882	(3,113)	(64)%

Total operating revenues	$341,702	$307,954	$33,748	11%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $35.1 million, or 18%, due to an increase in our NTELOS branded subscriber revenue of $17.2 million, or 11%, and an increase in wholesale revenue of $18.7 million, or 57%. Subscriber revenue grew primarily due to the addition of approximately 16,000 subscribers, an increase in monthly ARPU and a shift in the subscriber mix toward our higher value rate plans. PostPay subscribers comprised approximately 73% of the subscriber base at December 31, 2003 and grew to approximately 77% of the base by December 31, 2004.

In addition to subscriber growth and growth in these related revenues, wholesale revenues generated primarily through an agreement with Horizon PCS in 2003 and the first half of 2004, and subsequently with Sprint Nextel beginning in June 2004, increased $18.7 million, or 57%, from $32.9 million in 2003 to $51.6 million in 2004 driven primarily by increases in access minutes on our networks and the growth in the number of Sprint Nextel subscribers who live in the Strategic Network Alliance service area. We also have unrecognized revenues of approximately $7.2 million in 2003 due to Horizon PCS’s bankruptcy filing in August 2003. We continued to provide digital PCS services on a wholesale basis to Horizon PCS through June 15, 2004 and to Sprint Nextel commencing on June 16, 2004. Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home subscribers, and those customers of Sprint Nextel, and affiliates of Sprint Nextel such as Virgin Mobile and Qwest, who use our voice and data services while traveling throughout our Strategic Network Alliance service area.

Horizon PCS had disputed certain categories of charges under our Strategic Network Alliance, alleging we overcharged Horizon PCS in the approximate amount of not less than $3.9 million plus interest, costs and expenses during the period commencing October 1999 and ending September 2002. Horizon PCS withheld these categories of charges from payments made from and after December 2002 and failed to timely pay their January 2003 invoice due following our bankruptcy date. On March 11, 2003, Horizon PCS filed a motion with the Bankruptcy Court which affected an administrative freeze as to the amounts payable on the January invoice. On March 12, 2003, we notified Horizon PCS of the failure to make payment on the January invoice, reserving the right to terminate the agreement with Horizon PCS in accordance with the terms thereof. On March 24, 2003, the parties entered a stipulation with the Bankruptcy Court pursuant to which Horizon PCS paid the January invoice and agreed to pay all future invoices and we agreed not to exercise our termination right, assuming all future payments are made in accordance with the agreement with Horizon PCS. The stipulation further provided that Horizon PCS was permitted to withhold amounts under monthly invoices in excess of monthly minimums ($3.0 million monthly through September 30, 2003 and $3.9 million monthly for the fourth quarter 2003) if it determined in good faith that such amounts in excess of the monthly minimums represented an overcharge by us, pending resolution of the dispute.

On July 30, 2003, Horizon PCS announced that it closed 19 stores and terminated approximately 300 employees. On August 15, 2003, Horizon PCS filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. At that point, Horizon PCS had not paid the monthly base amounts due ($3.0 million per month as discussed above) for June 2003 and July 2003 and the total base amount unpaid for the period ending August 15, 2003 (pre-petition period) was $7.2 million. In September 2004, we received cash and stock with a combined value of $1.5 million in final settlement for Horizon PCS’s pre-petition receivables. We also reversed approximately $455,000 of reserves related to Horizon PCS’s pre-petition disputed issues resolved by this settlement.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.7 million, or 2%, from $103.5 million in 2003 to $105.3 million in 2004.

•	RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC business increased $2.9 million, or 5%, from $53.4 million in 2003 to $56.3 million in 2004. Access lines decreased 1,800 between the two comparative periods with 48,300 total lines at December 31, 2004; however, carrier access minutes increased by 56.7 million, or 18% from 2003 to 2004 driving a $3.2 million increase in access revenues primarily due to increased long distance usage from wireless end users.

•	Competitive Wireline Revenues. Competitive Wireline revenues decreased from $50.2 million in 2003 to $49.0 million in 2004. During 2004, we added 2,700 CLEC access lines, a 7% increase, finishing the year with 42,100 access lines (not including inter-company lines), resulting in a $0.5 million revenue growth generated from traditional CLEC local service. Revenues from private line for business accounts increased $0.5 million, or 10%, from $4.9 million in 2003 to $5.4 million in 2004. Reciprocal compensation revenues (revenues earned for terminating calls from ILEC’s or other CLEC’s) and switched access revenues (revenue earned for originating or terminating calls from inter-exchange carriers) decreased $0.7 million to $1.6 million for 2004. Although switched access minutes grew in 2004, rate reductions resulted in an overall revenue decline. The expected erosion of dial-up internet subscribers continued with a loss of 10,058 of these customers in 2004, with an associated revenue loss of $3.2 million. In May 2004, we introduced a $9.95 (monthly) dial-up offer requiring automatic credit-card payment resulting in lower gross additions but a stable churn and improvements in bad debt experience. Our broadband products (DSL, dedicated internet and portable broadband), conversely, all experienced strong growth in 2004. Broadband customers increased by 42% from 7,626 in 2003 to 10,809 in 2004. Competitive pricing pressures in DSL prevented broadband revenue growth from completely offsetting the dial-up loss, but broadband revenue increased by $1.7 million, or 30%, from $5.5 million in 2003 to $7.2 million in 2004. Long distance revenues increased from $2.5 million in 2003 to $3.4 million in 2004 driven by customer growth of 28%, from 25,453 to 32,531 for years ending 2003 and 2004, respectively.

OTHER OPERATING REVENUES—Other operating revenues declined $3.1 million, or 64%, from 2003 to 2004, from $4.9 million to $1.8 million due to our sale of the wireline cable operations in fourth quarter 2003 and the exit from the wireless cable business in first quarter 2004.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above.

Operating Expenses	Twelve Months Ended December 31,		$ Variance	% Variance
	2004	2003
	(dollars in thousands)
Wireless PCS	$168,798	$166,158	$2,640	2%

Wireline
RLEC	16,030	16,600	(570)	(3)%
Competitive wireline	30,420	28,666	1,754	6%

Total wireline	46,450	45,266	1,184	3%

Other	5,237	9,253	(4,016)	43%

Operating expenses, before depreciation and amortization, asset impairment charges, accretion of asset retirement obligation, and capital and operational restructuring charges	220,485	220,677	(192)	0%
Depreciation and amortization	65,175	70,084	(4,909)	(7)%
Asset impairment charges	—	545	(545)	NM
Accretion of asset retirement obligation	680	662	18	3%
Capital and operational restructuring charges	798	2,427	(1,629)	(67)%

Total operating expenses	$287,138	$294,395	$(7,257)	(2)%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—Total operating expenses decreased 2%, from $294.4 million in 2003 to $287.1 million in 2004, due largely to a $4.9 million decrease in depreciation and amortization expense, reflecting the revaluation of NTELOS Inc.’s assets and the related asset write-down of $57.8 million in connection with fresh start accounting in 2003. Operating expenses, excluding depreciation and amortization, asset impairment charges, accretion of asset retirement obligations and operational and capital restructuring charges decreased $0.2 million from $220.7 million for 2003 to $220.5 million for 2004. Increases in these costs in the wireless PCS segment were primarily driven by customer growth. Increases in these costs in the wireline segment were concentrated in the competitive wireline segment and were largely related to higher UNE loop and transport costs and those expenses related to customer growth such as selling expenses and long-distance cost-of-sales associated with continued subscriber growth and increased usage by existing subscribers. Consolidated bad-debt expense decreased $2.5 million from $9.7 million in 2003 to $7.2 million in 2004 with wireless bad debt improving $1.0 million due to improved collections efforts. Wireline bad debt improved $1.4 million due to customer bankruptcies in 2003.

COST OF WIRELESS SALES—Cost of wireless sales increased $0.9 million, or 2%, from $46.9 million in 2003 to $47.8 million in 2004. Equipment COS decreased by 7%, from $23.2 million in 2003 to $21.4 million in 2004. Subscriber gross additions decreased by 15% from 2003 to 2004, but sales shifted more to PostPay sales with higher handset subsidies. The decrease in equipment COS was slightly more than offset, however, by an increase in access COS of 11%, from $23.8 million in 2003 to $26.4 million in 2004 driven by increases in network access, long distance toll and costs of feature sales associated with continued growth in subscribers combined with increased usage by existing subscribers.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $2.1 million, or 3%, from $60.8 million in 2003 to $62.9 million in 2004. This increase significantly lags the 11% increase in total operating revenues as we continue to benefit from significant network grooming and technological efficiency improvements made in 2002, 2003 and 2004. Variable expenses in this category increased consistent with customer and network access minute growth.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $4.9 million, or 7%, from $70.1 million in 2003 to $65.2 million in 2004. Through the application of fresh start accounting in connection with the September 9, 2003 emergence from bankruptcy, we fair valued fixed assets and recorded a $57.8 million reduction in the carrying value of our fixed assets accordingly. In 2003, we recorded accelerated depreciation on certain PCS equipment and on assets in the Portsmouth, Virginia customer care center, the operations of which were consolidated into the other two customer care centers. The PCS replacement was primarily in connection with the 3G 1xRTT upgrade required by an amendment to the Network Services Agreement with Horizon PCS (now Sprint Nextel). The impact of this accelerated depreciation and the asset write-downs was partially offset by depreciation expense related to $60.1 million of capital additions in 2004.

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. In accordance with the provisions of SFAS 142, we discontinued amortization of goodwill, wireless PCS spectrum licenses and the assembled workforce intangible asset as of that date, as these assets are considered indefinite lived intangible assets and are subject to periodic impairment testing rather than amortization. In connection with fresh start accounting applied on the September 9, 2003 bankruptcy emergence date, we recorded customer intangibles of $67.0 million on the RLEC, CLEC, and competitive wireline segments. Amortization of these intangibles from September 10, 2003 through December 31, 2003 was $1.3 million compared to $4.9 million in 2004.

ASSET IMPAIRMENT CHARGES—During the first quarter of 2003, we completed the 2002 annual SFAS No. 142 impairment testing of all goodwill and indefinite lived intangible assets as of October 1, 2002. We recorded an asset impairment charge in 2003 of $0.5 million relating to the impairment of goodwill in the wireline cable business due to the decline in customers prior to the sale of this business in September 2003.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses decreased $5.5 million, or 6%, from $88.3 million in 2003 to $82.8 million in 2004. Reduced wireless sales through the agent sales channel resulted in a $0.5 million year-over-year reduction in agent commission expense. In addition, wireless retention and fraud management costs were reduced in 2004 through our focused cost control initiatives. Bad debt expense on a consolidated basis decreased $2.5 million, from $9.7 million in 2003 to $7.2 million in 2004.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $2.3 million, or 10%, from $24.6 million in 2003 to $26.9 million in 2004. This increase is primarily due to a $1.9 million operating tax accrual relating to certain unbilled locality taxes and $0.6 million of legal and professional fees related to the Horizon PCS settlement and the Strategic Network Alliance contract recorded in 2004.

CAPITAL AND OPERATIONAL RESTRUCTURING CHARGES—During the period January 1, 2003 through the March 3, 2003 bankruptcy filing date, legal, advisor and other professional fees were incurred which totaled $2.4 million in the continued effort to restructure our debt terms and capital structure. Related fees of this nature that were incurred during the bankruptcy period were classified as reorganization items. Capital restructuring charges for 2004 totaled $0.8 million for legal and advisory fees relating to the 2005 restructuring of our debt and capital structure.

OTHER INCOME (EXPENSES)

Interest expense decreased by $16.7 million, or 51%, from $32.4 million to $15.7 million for the years ended December 31, 2003 and 2004, respectively. The decrease was due to the cancellation of the senior and subordinated notes in connection with our reorganization in 2003 (see Note 4 to NTELOS Inc.’s Audited Consolidated Financial Statements). In addition, as further described in Note 11 to NTELOS Inc.’s Audited Consolidated Financial Statements, the change in the hedge designation of the swap agreements upon emergence from bankruptcy, also contributed to the change in interest expense.

NTELOS Inc. recorded $168.9 million of reorganization items in 2003 related to the filing of and emergence from Chapter 11 bankruptcy. See Note 4 to NTELOS Inc.’s Audited Consolidated Financial Statements.

INCOME TAXES

Income tax expense remained at approximately $1 million for 2003 and 2004. We have been incurring net operating losses for the last several years. The benefits of these net operating losses have been fully reserved and therefore have not been recognized in the statement of operations. Income tax expense for each year represents state minimum taxes which are based on revenues from certain telecommunication sources.

We had $220.5 million of available net operating losses at December 31, 2004, of which $150.7 million were subject to an annual utilization limit of $9.2 million.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2004 and 2005. To facilitate comparisons with results for other quarters, we have combined the results of NTELOS Inc. from April 1, 2005 to May 1, 2005 with our results from May 2, 2005 to June 30, 2005. We had no operating activities prior to the acquisition of NTELOS Inc. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

NTELOS Inc.

Summary Operating Results

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	Unaudited
	(in thousands)
Operating revenues
Wireless PCS operations	$53,986	$58,755	$61,102	$60,839	$65,643	$69,425	$72,086	$73,149

Wireline operations
RLEC	13,705	13,791	14,780	14,004	14,361	13,668	13,996	14,962
Competitive wireline	12,520	12,293	12,212	11,946	12,289	13,024	13,450	13,202

Wireline total	26,225	26,084	26,992	25,950	26,650	26,692	27,446	28,164

Other operations	625	490	325	329	277	190	222	223

Total operating revenues	$80,836	$85,329	$88,419	$87,118	$92,570	$96,307	$99,754	$101,536

Operating expenses
Wireless PCS operations	$40,558	$43,047	$42,017	$43,176	$45,251	$45,993	$48,379	$50,972

Wireline operations
RLEC	4,049	4,134	4,140	3,708	3,426	3,426	3,623	3,674
Competitive wireline	7,331	7,559	8,224	7,306	8,073	8,177	8,250	8,501

Wireline total	11,380	11,693	12,364	11,014	11,499	11,603	11,873	12,175

Other operations	1,341	1,585	1,031	1,279	1,019	1,244	1,532	1,845

Operating expenses, before depreciation and amortization, accretion of asset retirement obligation, gain on sale of assets, capital and operational restructuring charges and non-cash compensation	53,279	56,325	55,412	55,469	57,769	58,840	61,784	64,992
Non-cash compensation	—	—	—	—	—	—	1,519	2,211
Depreciation and amortization	15,525	15,902	16,297	17,451	17,504	21,007	22,436	21,955
Accretion of asset retirement obligation	156	176	202	146	189	161	218	173
Gain on sale of assets	—	—	—	—	(5,246)	(3,496)	—	—
Capital and operational restructuring charges	—	—	—	798	5,199	10,325	59	4

Total operating expenses	68,960	72,403	71,911	73,864	75,415	86,837	86,016	89,335

Operating income	$11,876	$12,926	$16,508	$13,254	$17,155	$9,470	$13,738	$12,203

The following table sets forth selected unaudited consolidated quarterly statement of operations data as a percentage of total revenues for the four quarters in 2004 and 2005.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	Unaudited
Operating revenues
Wireless PCS operations	67%	69%	69%	70%	71%	72%	72%	72%

Wireline operations
RLEC	17%	16%	17%	16%	16%	14%	14%	15%
Competitive wireline	15%	14%	14%	14%	13%	14%	14%	13%

Wireline total	32%	30%	31%	30%	29%	28%	28%	28%

Other operations	1%	1%	0%	0%	0%	0%	0%	0%

Total operating revenues	100%	100%	100%	100%	100%	100%	100%	100%

Operating expenses
Wireless PCS operations	50%	50%	48%	50%	49%	48%	48%	50%

Wireline operations
RLEC	5%	5%	5%	4%	3%	4%	4%	4%
Competitive wireline	9%	9%	9%	9%	9%	8%	8%	8%

Wireline total	14%	14%	14%	13%	12%	12%	12%	12%

Other operations	2%	2%	1%	1%	1%	1%	2%	2%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligation, gain on sale of assets, capital and operational restructuring charges and non-cash compensation	66%	66%	63%	64%	62%	61%	62%	64%
Non-cash compensation	0%	0%	0%	0%	0%	0%	1%	2%
Depreciation and amortization	19%	19%	18%	20%	19%	22%	23%	22%
Accretion of asset retirement obligation	0%	0%	0%	0%	0%	0%	0%	0%
Gain on sale of assets	0%	0%	0%	0%	(6%)	(4%)	0%	0%
Capital and operational restructuring charges	0%	0%	0%	1%	6%	11%	0%	0%

Total operating expenses	85%	85%	81%	85%	81%	90%	86%	88%

Operating income	15%	15%	19%	15%	19%	10%	14%	12%

Liquidity and Capital Resources

For the years ended December 31, 2004 and 2005, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under the former NTELOS Inc. credit facilities or the NTELOS Inc. senior secured credit facilities, as the case may be. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel.

As of December 31, 2005, we had approximately $823.1 million in aggregate long term liabilities consisting of $754.9 million in outstanding long-term debt and approximately $68.2 million in other long-term liabilities. On February 24, 2005, NTELOS Inc. borrowed approximately $400 million under a senior secured first lien bank facility and $225 million under a senior secured second lien term loan facility. In addition, we have the ability to borrow under a $35 million revolving credit facility, none of which has been borrowed to date. The proceeds of the NTELOS Inc. senior secured credit facilities were used to payoff the existing debt of NTELOS Inc., finance the tender offer of NTELOS Inc. and to pay fees and expenses incurred in connection with such transactions. The revolving credit facility is available for our working capital requirements and other general corporate purposes. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $4.0 million per year from 2006 through 2009.

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. Our blended interest rate on our long-term debt as of December 31, 2005 is 8.5%. As of December 31, 2005, our total outstanding debt on a consolidated basis, including capital lease obligations was approximately $759.4 million. We will repay the Floating Rate Notes, including accrued interest, on April 15, 2006 using approximately $144.0 million from the proceeds of our recent initial public offering, resulting in a pro forma debt as of December 31, 2005 of $622.1 million following this repayment.

The NTELOS Inc. senior secured credit facilities impose operating restrictions on our subsidiaries. These restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness;

•	restrict our subsidiaries from entering into transactions with affiliates;

•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;

•	require our subsidiaries to use specified amounts of excess cash flow to repay indebtedness if our leverage ratio reaches specified levels; and

•	restrict our subsidiaries’ ability to grant dividends.

We cannot assure you that those covenants will not adversely affect our ability to pay dividends, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the NTELOS Inc. senior secured credit facilities. If a default occurs, our indebtedness under the NTELOS Inc. senior secured credit facilities could be declared immediately due and payable.

During the term of the First Lien Facility, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA, a minimum interest coverage ratio and maximum capital expenditures. Under the NTELOS Inc. senior secured credit facilities, we will be considered in default if the maximum ratio of total debt outstanding to EBITDA (as defined therein) for NTELOS Inc., as of December 31, 2005, is greater than 5.75:1.00 (declining over the remaining term to a ratio of 4.75:1.00 as of December 31, 2008 and thereafter), or the minimum interest coverage ratio (as defined therein) for NTELOS Inc., as of December 31, 2005, is less than 2.00 (increasing over the remaining term to a ratio of 2.50:1.00 as of December 31, 2007 and thereafter). In addition, the aggregate capital expenditures for NTELOS Inc. for fiscal 2006 cannot exceed $90 million (which declines to $80 million for fiscal 2007 and declines by $5.0 million per year thereafter), subject to certain exceptions. Our ratios under the foregoing restrictive covenants as of December 31, 2005, and the amount of our aggregate capital expenditures incurred through December 31, 2005, are as follows:

	Actual	Covenant Requirement at December 31, 2005
Total debt outstanding to EBITDA	4.10	5.75:1.00
Minimum interest coverage ratio	3.36	2.00:1.00
Capital expenditures	$89.2 million	$95.0 million

The Second Lien Facility and the Floating Rate Notes contain covenants which are customary for high yield bond financings. As of December 31, 2005, we are in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our ability to pay dividends, finance our future operations or capital needs or pursue available business opportunities in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities or the holders of the Floating Rate Notes. If a default occurs, our indebtedness under the NTELOS Inc. senior secured credit facilities and the Floating Rate Notes could be declared immediately due and payable.

On October 21, 2005, we filed a waiver request related to the FCC’s requirement that 95% of our handsets be E911 capable. By order adopted January 26, 2006, the FCC granted us a limited extension of the December 31, 2005 requirement by extending the date that we must achieve 95% penetration until November 1, 2006. We expect to comply with this requirement by the November 1, 2006 deadline.

In addition to the long-term debt discussed above, we also enter into capital leases on vehicles used in our operations with lease terms of 4 to 5 years. At December 31, 2005, the net present value of these future minimum lease payments was $1.1 million.

In connection with the acquisition of NTELOS Inc., we recognized approximately $28.3 million in liabilities, including legal, financial, and consulting costs, additional costs associated with accelerated payout of certain retirement obligations and retention obligations, all but $0.7 million of which was paid off at December 31, 2005.

During the year ended December 31, 2005, net cash provided by operating activities was approximately $97.7 million. The primary sources of our net cash provided by operating activities included: approximately $0.6 million of net income, which is net of $97.1 million of depreciation, amortization and other non-cash charges (net). Therefore, cash generated from operations before taking into account changes in operating assets and liabilities was $97.7 million. This amount is net of $15.6 million in capital restructuring charges related to the tender offer and merger transactions. The total change in net operating assets and liabilities was less than a $0.1 million use of funds. The principal changes in operating assets and liabilities from December 31, 2004 to December 31, 2005 were as follows: accounts receivable increased by $8.6 million, or 29%, due primarily to a 17% increase in revenues for the relevant two month periods prior to December 31, 2005 and December 31, 2004 (periods for which some or all of the revenues remained in accounts receivable at the end of the applicable periods) and a slight decline in the accounts receivable aging; inventories and supplies decreased $0.2 million due to higher PCS handset shipment receipts just prior to December 31, 2004 as compared to December 31, 2005; other current assets increased $0.6 million; accounts payable increased by $6.3 million due primarily to higher capital expenditures during the last quarter of 2005 as compared to the same period in 2004; and, other current liabilities increased $5.8 million due to increases in advance billings and customer deposits associated with continued NTELOS branded subscriber growth and the increase in NTELOS branded service offerings that require a deposit and increases in accrued incentive compensation related to performance above plan. Retirement benefit payments during the year ended December 31, 2005 were approximately $9.7 million due primarily to accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. and increases in contributions to the pension plan as a result of an increase in the accumulated benefit obligation due to the decline in the applicable discount rate and lower than expected return on assets in the plan that did not keep pace with the growth in the pension plan obligations. In 2006, we expect to make approximately $6.4 million in additional retirement benefit contributions to our pension plan as a result of these conditions.

During the year ended December 31, 2004, net cash provided by operating activities was approximately $109.6 million. The primary sources of our net cash provided by operating activities included: approximately $38.3 million of net income, changes in operating assets and liabilities totaling approximately $6.6 million and depreciation and amortization of approximately $65.2 million. The principal changes in operating assets and liabilities were as follows: accounts receivable decreased by $4.4 million, or 13.0%, due primarily to improved payment terms under the Strategic Network Alliance; inventories and supplies decreased $6.0 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability and improved inventory flow coupled with a significantly higher inventory level and related accounts payable at December 31, 2003 from a $5.6 million handset shipment received at year end 2003; an income tax receivable recognized in 2004 as a result of a settlement of certain prior year tax examinations, the proceeds of which will be used as payment against the convertible note payable to the principal owners that was entered into as part of the merger agreement (see Note 7 of our audited consolidated financial statements); other current assets increased by $1.0 million associated with continued growth in operations; accounts payable decreased by $5.7 million primarily due to the payable associated with the aforementioned year end 2003 inventory shipment; advance billings and customer deposits increased by $1.3 million associated with continued NTELOS branded subscriber growth and the increase in NTELOS branded service offerings that require a deposit; accrued interest decreased by $2.4 million due to the existence at December 31, 2003 of an interest accrual due semi-annually on the $75 million of convertible notes that were converted to equity in 2004; deferred revenues declined by $1.5 million from the amortization of previously deferred activation costs (see revenue accounting policy, Note 4 to our audited consolidated financial statements); and accrued payroll and other current liabilities increased by $1.7 million due to higher bonus accruals associated with exceeding financial performance objectives and higher accruals, including higher property tax accruals, consistent with continued growth in operations.

During 2006, NTELOS Holdings Corp., expects to receive cash tax savings generated by accelerated deductions associated with the $12.9 million termination payment on our advisory agreements, approximately $6.0 of loan origination cost and $8.8 million of accrued interest on our Floating Rate Notes that are expected to be repaid in April, and the use of approximately $24 million of net operating losses. In addition, as a result of certain built-in losses and limitations existing at the time of NTELOS Inc.’s emergence from bankruptcy we will experience a net positive of adjustment to taxable income of approximately $7.5 million. These accelerated deductions coupled with other expected reversals and or additions are projected to reduce our cash income taxes to levels consistent with those incurred by NTELOS Inc. in prior years.

The $7.5 million annual positive taxable income adjustment resulting from NTELOS Inc.’s bankruptcy change of control is expected to continue until September 2008. We expect to benefit annually from increased net operating loss limitations, resulting from our acquisition of NTELOS Inc., until the earlier of May 2010 or until we have utilized all of NTELOS Inc.’s post emergence net operating losses. The additional annual deduction is estimated at $22.4 million. Following the expiration of these adjustments we expect to benefit from annual net operating loss deductions of $1.6 million until approximately 2025.

Our net cash flows used in investing activities for 2005 were approximately $85.0 million and include the following:

•	$89.2 million for the purchase of property and equipment comprised of (i) approximately $56.2 million related to purchases of equipment and infrastructure to support our growing subscriber base and increase wholesale usage, and maintenance and expansion of our network to support such growth and subscriber base, (ii) approximately $24.8 million to support the growth of the wireline equipment and infrastructure to support the growth in competitive wireline CLEC and broadband data customers and usage and maintenance of the plant and network infrastructure, and (iii) approximately $8.2 million related to information technology and corporate expenditures to enhance and maintain the back office support systems in order to support the continued growth and introduction of new service offerings and applications; offset by

•

$29.1 million proceeds from the following (i) the sale of excess PCS spectrum in Pennsylvania for $15.5 million, (ii) the sale of MMDS spectrum in Richmond, Virginia for $4.8 million, (iii) the redemption of RTFC subordinated capital certificates of $7.2 million in connection with the payoff of the senior credit facility on February 24, 2005; and (iv) $1.2 million relating to the sale of a building in Winchester, Virginia; and (v) the sale of excess PCS spectrum in West Virginia for $0.4 million; and

•	$25.0 million investment in restricted cash that we subsequently disbursed to fund part of the purchase of the remaining equity securities of NTELOS Inc. in connection with our acquisition of NTELOS Inc.

Our net cash flows used in investing activities for 2004 were approximately $59.6 million and included the following:

•	$60.1 million for the purchase of property and equipment comprised of (i) approximately $35.8 million related to purchases of equipment and infrastructure to support our growing subscriber base and increase wholesale usage, and maintenance and expansion of our network to support such growth and subscriber base, (ii) approximately $18.6 million to support the growth of the wireline equipment and infrastructure to support the growth in competitive wireline CLEC and broadband data customers and usage and maintenance of the plant and network infrastructure, and (iii) approximately $5.7 million related to information technology and corporate expenditures to enhance and maintain the back office support systems in order to support the continued growth and introduction of new service offerings and applications; offset by

•	$0.5 million proceeds from miscellaneous asset dispositions (investment sales).

We currently are budgeting capital expenditures for 2006 of approximately $87 million. We expect that our capital expenditures associated with our wireless business in 2006 will be approximately $61 million, of which approximately $28 million is for the completion of network wide 3G 1xRTT upgrade, continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration, which taken together with the discretionary wireless capital expenditures targeted in 2005 will significantly strengthen our existing competitive position within our markets and allow us to provide 3G 1xRTT CDMA services across 100% of our cell sites. The remaining $33 million in wireless capital expenditures is targeted to maintain our existing networks and provide additional capacity to support our projected growth in our NTELOS branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance. We expect that our capital expenditures associated with our wireline business in 2006 will be approximately $19 million, which is targeted to provide regular maintenance and support for our RLEC operations and to support the projected growth of our competitive wireline voice and data offerings. In addition, we expect to invest approximately $7 million in enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for NTELOS Inc. for 2005 aggregated $15.8 million, which primarily represents the following:

•	$625.0 million in proceeds from the NTELOS Inc. senior secured credit facilities entered into in February 2005;

•	$171.3 million in payments related to the pay-off in February 2005 of the former NTELOS Inc. credit facilities that were replaced by the NTELOS Inc. senior secured credit facilities;

•	$440.0 million in payments related to our self-tender offer for common stock, warrants and options in connection with the restructuring;

•	$6.7 million in payments on the NTELOS Inc. former credit facilities in connection with certain asset sales and scheduled repayments that were subsequently refinanced in February 2005;

•	$4.0 million in scheduled repayments on the NTELOS Inc. first lien senior secured credit facility entered into in February 2005;

•	$4.7 million in payments related to interest paid on certain interest rate swap obligations that were subsequently refinanced in February 2005 in connection with the restructuring;

•	$12.8 million in payments related to debt issuance costs related to the NTELOS Inc. senior secured credit facilities entered into in February 2005; and,

•	$1.1 million in payments under other debt instruments and $0.1 million of other payments related to financing activities.

As noted above, these cash flows used in financing activities are for NTELOS Inc. In addition, NTELOS Holdings Corp. invested $125.7 million for the purchase of NTELOS Inc. This was financed by the sale of $120.0 million of common stock and the issuance of $5.7 million in convertible notes. In addition to this, NTELOS Holdings Corp. issued $133.7 million of Floating Rate Notes which were used to pay a $125.0 million dividend to Class L common stockholders. Finally, the $5.7 million convertible notes were repaid with the proceeds received from agreed upon sale of certain assets from NTELOS Inc.

Net cash used in financing activities for 2004 aggregated $64.6 million, which primarily represents the following:

•	$45.8 million in scheduled and required payments and an optional prepayment against several long term debt instruments that were subsequently refinanced in February 2005 in connection with the restructuring;

•	$10.2 million in payments under our former lines of credit and certain other debt instruments that were subsequently refinanced in February 2005 in connection with the restructuring; and

•	$8.6 million in payments related to interest paid on certain interest rate swap obligations that were subsequently refinanced in February 2005 in connection with the restructuring.

As of December 31, 2004 and 2005, we had approximately $34.2 million and $28.1 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $10.9 million and $7.4 million, respectively. Of the cash and cash equivalents on hand on December 31, 2005, $25.9 million was held by NTELOS Inc. and its subsidiaries which is subject to usage restrictions pursuant to the First Lien Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our current working capital and capital expenditure requirements for at least the next twenty-four months.

We recently completed an initial public offering of 15,375,000 shares of common stock. We received proceeds from the offering of approximately $172.5 million, net of underwriting fees. We used approximately $12.9 million of the net proceeds to terminate advisory agreements with our two largest shareholders. We will use $144.0 million of the net proceeds to redeem our Floating Rate Notes on April 15, 2006. We also have outstanding 26,492,897 shares of Class B common stock which are convertible at any time at the option of the holder into shares of common stock. The terms of the Class B common stock include a $30 million distribution preference.

Consistent with the disclosure set forth in the prospectus related to our initial public offering, subject to the availability of funds legally available therefore and declaration by our board of directors, we could use cash on hand of $2.3 million at the parent company (NTELOS Holdings Corp.) on December 31, 2005, interest earned on the proceeds from the initial public offering, up to $12.5 million of the net proceeds from the initial public offering of our common stock and cash received in connection with future financings or refinancings to pay a dividend during the first six months of fiscal 2006 on our Class B common stock.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
	Total(3)		Less than 1 year		2-3 years	4-5 years	After 5 years
	(in millions)
Long-term debt obligations	$758.3	(1)	$141.3	(2)	$8.0	$384.0	$225.0
Capital lease obligations	1.1		.5		.6	—	—
Operating lease obligations	87.2		17.4		27.5	20.0	22.3
Purchase obligations	15.0		15.0			—	—

Total	$861.6		$174.2		$36.1	$404.0	$247.3

(1)	Includes a $400 million 6.5 year, first-lien term loan facility and a $225 million 7 year, second-lien term loan facility and a $137.3 million 8 year, floating rate senior notes instrument.

(2)	Includes an approximately $137.3 million payment for the repayment of the Floating Rate Notes, which will be repaid on April 15, 2006 from the proceeds of the initial public offering.

(3)	Excludes certain accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. See Note 13 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Critical Accounting Policies and Estimates

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion herein. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Principles of Consolidation

We purchased 24.9% of NTELOS Inc. and its subsidiaries on February 24, 2005 and purchased the remaining 75.1% on May 2, 2005. We accounted for the results of operations for NTELOS Inc. from February 24 through May 1, 2005 using the equity method of accounting. For the period commencing on the May 2, 2005 merger date, we consolidated the financial statements of NTELOS Inc. The consolidated financial statements include the accounts of us, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition Policies

We recognize revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain of our services require payment in advance of service performance. In such cases, we record a service liability at the time of billing and subsequently recognizes revenue over the service period.

With respect to NTELOS Inc.’s wireline and wireless businesses, we earn revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are sold at prices below cost, based on the terms of service contract. We recognize the entire cost of the handsets at the point of sale, rather than deferring such costs over the service contract period.

Nonrefundable PCS activation fees and the portion of the activation costs directly related to acquiring new customers (primarily activation costs and sales commissions) are deferred and recognized ratably over the estimated life of the customer relationship ranging from 12 to 24 months in accordance with the SEC Staff Accounting Bulletin 101, as amended by SEC Staff Accounting Bulletin 104, collectively referred to as SAB No. 101. Similarly, in the wireline RLEC and competitive wireline segments, the Company charges nonrefundable activation fees for certain new service activations. Such activation fees and costs are deferred and recognized ratably over 5 years. Direct activation costs exceed activation revenues in all cases. As is allowed within the provisions of SAB No. 101, we deferred these costs up to but not in excess of the related deferred revenue.

Effective July 1, 2003, we adopted Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables, or EITF No. 00-21. The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF No. 00-21 has required evaluation of each arrangement entered into by us for each type of sales transaction and each sales channel. The adoption of EITF No. 00-21 has resulted in substantially all of the activation fee revenue generated from our owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF No. 00-21, previously deferred revenues and costs were amortized over the remaining estimated life of the subscriber relationship, not to exceed 24 months. Revenue and costs for activations at third-party retail locations and related to our segments other than wireless will continue to be deferred and amortized over the estimated lives as prescribed by SAB No. 104. The balance of our deferred activation fees totaled $1.0 million at the May 2, 2005 merger date. Through purchase accounting, all deferred activation fees were adjusted to zero at that date.

Accounts Receivable

We sell our services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The carrying amount of our trade accounts receivable approximates fair value. We have credit and collection policies to ensure collection of trade receivables and require deposits on certain of our sales. We maintain an allowance for doubtful accounts, which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates.

Inventories and Supplies

Our inventories and supplies consist primarily of items held for resale such as PCS handsets, pagers, wireline business phones and accessories. We value our inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence.

Long-lived Asset Recovery

Long-lived assets include property and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease term. Network plant and equipment are depreciated over various lives from 4 to 40 years, with an average life of approximately 13 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

Because we applied purchase accounting on the May 2, 2005 merger date, property, plant and equipment and other long-lived assets were adjusted to fair market value on that date and accumulated depreciation and amortization was reset to zero.

We believe that no impairment indicators exist as of December 31, 2005, which would require us to test for impairment in accordance with SFAS No. 144. In the event that there are changes in the planned use of our long- lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

Goodwill and Indefinite Lived Intangibles

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. We assess the recoverability of indefinite lived assets whenever adverse events or changes in circumstances indicate that impairment may have occurred and annually on October 1. Based on the results of this testing, goodwill and indefinite lived intangible assets were determined to be unimpaired at October 1, 2005. The Company reviewed the results of this testing as of December 31, 2005 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2005.

Accounting For Asset Retirement Obligations

Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Accretion expense related to the asset retirement obligations for the year ended December 31, 2005 was $0.7 million.

We enter into long-term leasing arrangements primarily for cell sites and retail store locations in our wireless segment. Additionally, in our wireline operations, we enter into various facility co-location agreements and are subject to locality ordinances. In both cases, we construct assets at these locations and, in accordance with the terms of many of these agreements, we are obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. We recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

Employee Benefit Plan Assumptions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The defined benefit pension plan was closed to NTELOS Inc. employees employed on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65. NTELOS Inc.’s funding policy has been to contribute to the plan based on applicable regulatory requirements. Contributions are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

We sponsor a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. Our policy is to contribute 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service. The employee elects the type of investment fund from the equity, bond and annuity alternatives offered by the plan.

NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after January 1994 are not eligible for these benefits. Our share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Accounting for Share Based Compensation

Emerging Issues Task Force Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock or “EITF 00-23” provides guidance on the accounting treatment for instruments which do not have all of the characteristics associated with equity. In certain cases, these instruments are required to be classified as a liability and may require recognition of compensation expense related to the difference between issuance price and the fair value of the instrument where the holders are employees of the Company.

On May 2, 2005, we sold to certain of our employees 735,043 shares of Class A common stock at a purchase price equal to its fair value of $1.00 per share. Additionally, on May 2, 2005, we granted options to purchase an aggregate of 120,075 shares of our Class A common stock with an exercise price of $1.00 per share. On September 15, 2005 we sold 10,000 shares of Class A common stock for a purchase price of $7.65 per share and granted options to purchase 15,000 shares of Class A common stock with an exercise price of $7.65 per share, the fair value of the Company’s Class A common stock as determined by the Board of Directors. On October 25, 2005, we granted options to purchase 15,000 shares of Class A common stock with an exercise price of $9.23 per share. The valuation methodology used to determine the fair value of our Class A common stock on May 2, 2005, September 15, 2005 and October 25, 2005 was consistent with the methodology used to value our acquisition of NTELOS Inc.

The shares of Class A common stock contain certain repurchase rights by us at adjusted cost price (as defined in our Shareholders Agreement), are exclusively owned by employees, and are subordinate to our Class L common stock, and therefore do not share the same risks and rewards characteristic of equity instruments. Therefore, the proceeds from the sale of our Class A common stock have been classified as a liability and this instrument is being accounted for as non-substantive equity until the repurchase rights expire. Accordingly, variable accounting is applied to the Class A common stock and options to purchase Class A common stock as further described below.

The Class L common stock contained a distribution preference which was fully satisfied upon closing of the initial public offering. Upon closing of the initial public offering, each share of Class A common stock and Class L common stock was converted into approximately 2.15 and 2.19 shares of Class B common stock, respectively, at which time the Class A deposit was reclassified to Class B common stock.

As noted previously, we have reported non-cash compensation expense related to the intrinsic value of the Class A common stock and the options to purchase Class A common stock due to the liability characteristics of the Class A common stock instrument. The non-cash compensation expense related to the Class A common stock is recognized over the period in which the repurchase rights expire and the non-cash compensation expense related to the options to purchase Class A common stock is recognized over their vesting period based on the accounting period-end cumulative intrinsic value. The intrinsic value of the Class A instruments continued to increase from the issuance date through the end of 2005. Based on our December 31, 2005 valuation work, we recorded non-cash compensation expense of $3.7 million for the period from May 2, 2005 through December 31, 2005 (based on an estimated fair value of approximately $13.66 per share, or $6.35 per share on a post-conversion basis). As noted below, there are several factors that discount the fair value prior to our initial public offering. At the initial public offering price of $12 per share, during the period from January 1, 2006 through the closing date of the offering we recognized additional non-cash compensation expense of approximately $10.2 million for 50% of the shares for which the repurchase rights expired and for 25% of the options which vested upon the closing of the offering. When the Class A common stock converted to Class B common stock in connection with the initial public offering and became a substantive equity instrument, the amount to be recognized as non-cash compensation expense became fixed at the intrinsic value on that date at the difference between the initial public offering price and the original issue price. Based on this, additional charges of approximately $7.6 million will be recognized over the remaining vesting period with $4.2 million, $2.8 million and $0.6 million to be recognized over the remainder of 2006, 2007, and 2008, respectively.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

The primary factor in determining the fair value of the initial sale of Class A common stock and the exercise price of the Class A common stock options granted was our enterprise value as of the closing of our acquisition of NTELOS Inc. in May 2005. This value was derived after a competitive bidding process. As noted in Note 2 to our audited consolidated financial statements, we valued all of our assets and liabilities utilizing a combination of methods such as a market approach, cost approach and income approach. These valuations were prepared based on a number of projections, assumptions, risk assessments, industry and economic tables and other factors. Our total equity value was determined by subtracting the long-term debt, net of cash, from our enterprise value. We then determined the residual equity value that is apportioned to the Class L common stock and Class A common stock based on their respective ownership percentages, by subtracting from the total equity value the liquidation preference associated with the Class L common stock. The per share value of the Class A common stock was then derived by dividing the residual equity apportioned to the Class A common stock by the number of shares of Class A common stock outstanding.

The per share values used for the September and October 2005 equity transactions were determined based on the formula used to value our acquisition of NTELOS Inc. However, because the September 2005 stock issuance and option grant were during the third quarter 2005, they were based on our operating results for the June 30, 2005 trailing twelve month period. Therefore, the increase in valuation of the Class A common stock in September 2005 compared to the valuation when we acquired NTELOS Inc. in May 2005 was due in part to an increase in our operating performance during such period, which exceeded our performance goals. The October 2005 option grant was valued based on the September valuation as adjusted to estimate the additional increase expected in the trailing twelve months operating performance through September 30, 2005.

In conjunction with applying the foregoing valuation methodology and analysis, we also considered numerous objective and subjective factors to determine the value of shares of Class A common stock on each grant date, including the factors described below:

•	our performance and operating results at the time of the subsequent equity transactions and the absence of material events or significant changes that would require a change in the methods used to determine the value of our common equity;

•	the stock sale and option grants involved illiquid securities for a minority interest in a nonpublic company; and

•	the shares of Class A common stock underlying the options and the shares of Class A common stock held are subject to repurchase rights generally over a four-year period and that if an employee is terminated with or without cause, we have the right to repurchase any Class A shares that have not vested at the lower of original cost and fair market value.

This valuation methodology was deemed appropriate based on the fact that there was no significant change in operations or material event that would warrant a different valuation multiple from that which was used in our acquisition of NTELOS Inc. which closed in the prior quarter.

For purposes of recording compensation expense related to our Class A common stock and options, we have determined the pre-split fair value to be $1.53, $9.20 and $13.66 per share as of June 30, 2005, September 30, 2005 and December 31, 2005, respectively. This resulted in non-cash compensation expense of approximately $3.7 million for the period May 2, 2005 through December 31, 2005. We performed these valuations retrospectively. While these values are consistent with the transaction date valuations discussed above, the reporting date valuation method concentrated on the income approach. Various assumptions, including discount rates, were adjusted at each period to account for the changes in our operating plan, changes in the market and the progress of our initial public offering as we engaged underwriters during the third quarter and subsequently filed the registration statement covering such initial public offering. We believe this valuation approach is consistent with valuation methodologies applied to other similar companies for financial reporting purposes pursuing an initial public offering.

Significant Factors Contributing to the Difference between Fair Value as of the Date of the Option Grant and IPO Price.

Significant factors contributing to the difference between fair value as of the date of the sale of our Class A common stock and each of our grants of options to purchase Class A common stock and the initial public offering price include the following:

•	our improved operating results, which results in a disproportionately higher increase in the value of our common equity;

•	our successful completion of our Floating Rate Senior Notes offering in October 2005, which offers an indication of the market’s demand for our securities;

•	the fact that there would be a public market for our common equity upon consummation of this proposed initial public offering;

•	improved market valuations of comparable companies in our markets since the September and October option grants; and

•	significant recent merger activity in the wireless industry.

Based on these factors, the multiple of operating results used in our valuation methodology has increased. In addition to the increase in the multiple, we have continued to realize growth at or above our expectations.

Although it is reasonable to expect that the completion of our initial public offering will add value to the Class A common stock because they will have increased liquidity and marketability, the amount of additional value can be measured with neither precision nor certainty.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments, or SFAS No. 123R. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and its related interpretations. We are required to adopt SFAS No. 123R no later than January 1, 2006.

In connection with our initial public offering, we determined that the conversion of the options to purchase Class A common stock into options to purchase common stock and the partial accelerated expiration of our repurchase rights relating to the Class A common stock upon the closing of the initial public offering would be accounted for under the provisions of SFAS No. 123R. We believe that the exchange of options and modification to the Class A common stock will both need to be evaluated as modifications of these instruments. We will compare the fair values of the original instruments to the fair values of the new equity instruments and, to the extent there is any incremental fair value, recognize compensation expense. We do not anticipate that the effects of adopting SFAS No. 123R will have a material impact on our consolidated financial positions, results of operations or cash flows. In addition to this, the unrecognized compensation expenses associated with the Class A common stock and options determined under APB 25 and other related guidance will be recognized over the remaining period for which the Class A common stock repurchase rights expire and the Class A options vest.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We may choose to have interest accrue on loans outstanding under our $435 million senior secured first lien bank facility consisting of a $400 million term loan B facility, which we refer to as the Term Loan B Facility, and a $35 million revolving credit facility, which we refer to as the Revolving Credit Facility, and our $225 million senior secured second lien term loan facility, which we refer to as the Second Lien Facility, based on (a) the higher of  1/2 of 1% in excess of the federal funds rate and the rate of interest published by the Wall Street Journal as the prime rate, which we refer to as Base Rate Loans, or (b) the Eurodollar rate (adjusted for maximum reserves), which we refer to as Eurodollar Loans, in each case plus an applicable margin. With respect to the Revolving Credit Facility, the applicable margin for the Revolving Credit Facility is determined in accordance with a pricing grid tied to our total leverage ratio. As for the Term Loan B Facility, the applicable margin was initially set at 1.50% per annum in respect of Base Rate Loans and 2.50% per annum in respect of Eurodollar Loans. If our total leverage ratio is lower than 4.0x, the applicable margin is 1.25% per annum in respect of Base Rate Loans and 2.25% per annum in respect of Eurodollar Loans. The applicable margin for the Second Lien Facility is 4.00% per annum in respect of Base Rate Loans and 5.00% per annum in respect of Eurodollar Loans. As of December 31, 2005, $396.0 million was outstanding under the First Lien Facility, $225 million was outstanding under the Second Lien Facility and $137.3 million, net of unaccreted debt discount of $1.3 million, was outstanding in Floating Rate Senior Notes. We have other fixed rate, long-term debt totaling $1.1 million as of December 31, 2005.

We are exposed to market risks primarily related to interest rates. To manage this exposure and to comply with the terms and conditions of the First Lien Facility, we entered into a three year interest rate swap agreement effective as of February 24, 2005 with a notional amount of $312.5 million. The purpose of this swap agreement is to minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 2.64% for the initial calculation period. The notional amount of the swap agreement does not represent an amount exchanged by the swap counterparty and us and thus is not a measure of our debt obligations. The notional amount is only a measure of our exposure to make fixed rate payments under the swap agreement. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. The parent corporation of our counterparty, which is a well known financial institution, has guaranteed the counterparty’s obligations to us under the swap agreement. Our obligations under the swap agreement are secured by substantially all of our real and personal property pursuant to the terms of the First Lien Facility. We have interest rate risk on borrowings under the First Lien Facility and the Second Lien Facility in excess of the $312.5 million covered by the swap agreement. We are exposed to loss if one or more of the counterparties default.

At December 31, 2005, we had exposure to credit loss on interest rate swaps of $4.1 million, the asset value of the interest rate swap agreement. At December 31, 2005, our senior bank debt totaled $621.0 million, or $308.5 million over the swap agreement. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreement by $6.2 million for a one percentage point increase in the rate (to $10.3 million above face value) and $6.4 million for a one percentage point decrease in the rate (to $2.3 million below face value).

At December 31, 2005, our financial assets included cash and cash equivalents of $28.1 million. We believe there are minimal credit risks to us in connection with these financial assets because the counterparties are prominent financial institutions. Further, with respect to the cash and cash equivalents, there are no material market risks because such assets are fixed maturity, high quality instruments. In addition at December 31, 2005, we had securities and investments of $3.0 million which primarily consisted of $2.8 million of Class C stock holdings in the Rural Telephone Bank, which we refer to as RTB, (see Note 10 to our audited consolidated financial statements).

The following sensitivity analysis indicates the impact at December 31, 2005, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates or, in the case of the swap agreement, a one percent increase and a one percent decrease in the interest rates:

At December 31, 2005	Book Value		Fair Value	Fair Value assuming noted decrease in market pricing	Fair Value assuming noted increase in market pricing
Marketable long-term notes	$133.7	(1)	$138.2	$125.9	$144.3
Marketable long-term debt	621.0		628.5	606.2	651.8
Non-marketable long-term debt	1.1		1.1	1.0	1.2
Interest rate swaps	4.1		4.1	(2.3)	10.3

(1)	Book value is net of $1.3 million of unaccreted discount and does not include accrued interest settled in additional notes in January 2006.

Item 8.	Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
NTELOS Holdings Corp.
Independent Registered Public Accountants’ Report	73
Consolidated Balance Sheet as of December 31, 2005	74
Consolidated Statement of Operations for the period January 14, 2005 (inception) through December 31, 2005	76
Consolidated Statement of Cash Flows for the period January 14, 2005 (inception) through December 31, 2005	77
Consolidated Statement of Stockholders’ Equity for the period January 14, 2005 (inception) through December 31, 2005	78
Notes to Consolidated Financial Statements	79

NTELOS Inc.
Independent Registered Public Accountants’ Report	98
Consolidated Balance Sheets for the Predecessor Reorganized Company as of December 31, 2004 and 2003	99
Consolidated Statements of Operations for the Predecessor Reorganized Company for the period January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and for the period September 10, 2003 to December 31, 2003 and for the Predecessor Company for the period January 1, 2003 to September 9, 2003	101
Consolidated Statements of Cash Flows for the Predecessor Reorganized Company for the period January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and for the period September 10, 2003 to December 31, 2003 and for the Predecessor Company for the period January 1, 2003 to September 9, 2003	103
Consolidated Statements of Shareholder’s Equity (Deficit) for the Predecessor Reorganized Company for the period January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and for the period September 10, 2003 to December 31, 2003 and for the Predecessor Company for the period January 1, 2003 to September 9, 2003	105
Notes to Consolidated Financial Statements	107

Report of Independent Registered Public Accounting Firm

The Board of Directors

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheet of NTELOS Holdings Corp. (the Company) as of December 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the period January 14, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period January 14, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 27, 2006

Richmond, Virginia

NTELOS Holdings Corp.

Consolidated Balance Sheet

(In thousands)	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$28,134
Accounts receivable, net of allowance of $13,035	37,691
Inventories and supplies	3,419
Other receivables and deposits	3,817
Prepaid expenses and other	5,593

78,654

Securities and Investments
Deferred asset – interest rate swap	4,120
Other securities and investments	3,042

7,162

Property, Plant and Equipment
Land and buildings	33,903
Network plant and equipment	320,690
Furniture, fixtures and other equipment	33,081

Total in service	387,674
Under construction	20,443

408,117
Less accumulated depreciation	47,975

360,142

Other Assets
Goodwill	162,395
Franchise rights	32,000
Other intangibles, less accumulated amortization of $9,470	113,580
Radio spectrum licenses in service	114,051
Other radio spectrum licenses	1,344
Radio spectrum licenses not in service	15,581
Deferred charges	10,934

449,885

$895,843

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Balance Sheet

(In thousands)	December 31, 2005
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$4,513
Accounts payable	30,628
Advance billings and customer deposits	16,112
Accrued payroll	11,164
Accrued interest	161
Deferred revenue	933
Accrued taxes	3,138
Other accrued liabilities	4,613

71,262

Long-term Liabilities
Long-term debt	754,871
Other long-term liabilities:
Retirement benefits	34,389
Deferred income taxes	12,448
Long-term deferred liabilities	16,816
Class A common stock deposit and related non-cash compensation	4,530

823,054

Minority Interests	429

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—
Class L common stock, par value $.01 per share, authorized 14,000 shares; 11,364 shares issued and outstanding (liquidation value of $5,948)	—
Retained earnings	1,098

1,098

$895,843

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statement of Operations

(In thousands, except per share data)	January 14, 2005 (inception) through December 31, 2005
Operating Revenues
Wireless communications	$190,477
Wireline communications	73,444
Other communication services	569

264,490

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	38,582
Maintenance and support (inclusive of non-cash compensation charges of $305)	45,452
Depreciation and amortization	59,103
Accretion of asset retirement obligations	489
Customer operations (inclusive of non-cash compensation charges of $389)	63,330
Corporate operations (inclusive of non-cash compensation charges of $3,036)	22,434
Capital restructuring charges	183

229,573

Operating Income	34,917
Other Income (Expense)
Equity share of net loss from NTELOS Inc	(1,213)
Interest expense	(34,338)
Gain on interest rate swap instrument	4,780
Other income	1,595

(29,176)

5,741
Income Tax Expense	4,591

1,150
Minority Interests in Income of Subsidiaries	(52)

Net Income	$1,098

Basic and Diluted Earnings Per Common Share
Income per share – basic and diluted	$0.11
Average shares outstanding – basic and diluted	9,609

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statement of Cash Flows

(In thousands)	January 14, 2005 (inception) through December 31, 2005
Cash flows from operating activities
Net income	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,633
Amortization	9,470
Accretion of asset retirement obligations	489
Deferred income taxes	3,954
Gain on interest rate swap instrument	(4,780)
Interest paid-in-kind on the floating rate notes	3,579
Class A common stock and stock option non-cash compensation	3,730
Retirement benefits and other	5,492
Equity share of net loss from NTELOS Inc.	1,213
Changes in assets and liabilities from operations, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(5,223)
Decrease in inventories and supplies	677
Decrease in other current assets	451
Changes in income taxes	6,402
Increase in accounts payable	9,254
Decrease in other current liabilities	(2,351)
Retirement benefit payments	(1,699)

Net cash provided by operating activities	81,389

Cash flows from investing activities
Purchase of property, plant and equipment	(69,073)
Proceeds from sale of property, plan and equipment, investments and radio spectrum licenses	483
Purchase of ownership interest in NTELOS Inc., net of cash acquired	(103,765)

Net cash used in investing activities	(172,355)

Cash flows from financing activities
Proceeds from sale of common stock	119,979
Proceeds from issuance of convertible notes	5,755
Payment of convertible notes	(5,755)
Proceeds from issuance of floating rate notes	133,650
Preference dividend to Class L common stockholders	(124,999)
Scheduled repayments on long-term debt	(3,535)
Debt and equity issuance costs	(5,882)
Other	(113)

Net cash provided by financing activities	119,100

Increase in cash and cash equivalents	28,134
Cash and cash equivalents:
Beginning of period	—

Ending of period	$28,134

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statement of Stockholders’ Equity

(In thousands)	Common Shares		Membership Interests—Project Holdings LLC	Class L	Retained Earnings	Total Stockholders’ Equity
	Common	Class L
Balance, January 14, 2005 (inception)
Sale of membership interests	100		$35,690	$—	$—	$35,690
Conversion of membership interests of Project Holdings LLC to Class L shares in NTELOS Holdings Corp	(100)	3,245	(35,690)	35,690		—
Issuance of Class L Common Stock		8,199		89,309		89,309
Preference dividend to Class L common stockholders				(124,999)		(124,999)
Comprehensive income:
Net income					1,098	1,098

Balance, December 31, 2005	—	11,364	$—	$—	$1,098	$1,098

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”) was incorporated on January 14, 2005 by Quadrangle Capital Partners LP and Citigroup Venture Capital Equity Partners, L.P. (collectively referred to as the “Buyers” or “Investors”) to acquire the stock of NTELOS Inc. and its subsidiaries (collectively referred to as “NTELOS Inc.”). On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its shareholders (the “Transaction Agreement”) pursuant to which NTELOS Inc. would be acquired by Holdings Corp. at a price of $40.00 per share of common stock.

On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. On May 2, 2005, pursuant to the Transaction Agreement, the Company acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger. As further discussed in Note 2, following completion of the merger transaction on May 2, 2005, NTELOS Inc. became a wholly owned subsidiary of Holdings Corp. Accordingly, the Company began consolidating the results of NTELOS Inc. into its financial statements on this date. From the date of its initial 24.9% investment in NTELOS Inc. to May 1, 2005, the Company accounted for the operating results of NTELOS Inc. under the equity method of accounting.

During the first quarter of 2006, the Company completed an initial public offering (“IPO”) of 15.4 million shares of common stock. The offering consisted of 14.4 million shares of common stock sold on February 13, 2006 and 1.0 million shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The stock is traded on Nasdaq under the symbol NTLS (Note 11). Additionally, the Class L common stock and Class A common stock deposits were converted to 26.5 million shares of Class B common stock which is convertible at any time at the option of the holder into shares of common stock. The terms of the Class B common stock include a $30 million distribution preference.

NTELOS Holdings Corp., through NTELOS Inc., is an integrated communications provider that provides a broad range of products and services to businesses, telecommunication carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, broadband network services and high-speed broadband Internet access (such as DSL and wireless modem).

NTELOS Holdings Corp. does not have any independent operations. For a description of the assets and liabilities of NTELOS Holdings Corp. see Note 6.

Note 2. Acquisition

Holdings Corp. is accounting for the merger in accordance with the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The combined purchase price of $125.7 million, inclusive of closing costs of $12.1 million, was financed through the issuance of $35.7 million of common stock in the initial closing (which was subsequently cancelled and replaced by approximately 3.2 million shares of Class L common stock), and an additional $89.3 million for Class L common stock (8.1 million shares) and the issuance of $0.7 million in Class A common stock (.7 million shares) both of which were issued in the final closing. Pursuant to the terms of the Transaction Agreement, $25.0 million of cash of NTELOS Inc. was used as part of the consideration to purchase the remaining equity. In addition, the Company issued $5.8 million 10% Convertible Notes to the Investors and used these proceeds toward financing the acquisition (Note 11). In December 2005, proceeds from a $5.6 million income tax receivable and a $0.2 million asset sale were used to repay these convertible notes.

The Company’s cost of acquiring NTELOS Inc. totaled $125.7 million and has been used to establish a new accounting basis for the Company’s consolidated assets and liabilities. Excluding $12.1 million used to pay transaction closing costs, these proceeds were used to purchase all of the equity of NTELOS Inc.

The Company considered a number of factors to determine the fair value of the Company at May 2, 2005. The Company valued all of its assets and liabilities except for current assets and liabilities related to operating activity and certain other items that have a readily determinable fair value. This work included the valuation of property, plant and equipment, identifiable intangible assets, long-term debt, favorable or unfavorable leases and other contractual obligations as of the merger date. The principal valuation techniques utilized a variety and combination of methods such as a market approach, cost approach and income approach. The valuations were prepared based on a number of projections, assumptions, risk assessments, industry and economic tables and other factors. In accordance with the provisions of purchase accounting, the historical common stock and retained earnings were eliminated.

The excess of purchase price over the estimated fair value of net assets acquired resulted in $169.2 million of goodwill. The allocation of purchase consideration was as follows:

Current assets	$65,653
Investments	2,609
Property, plant and equipment	340,519
Goodwill	169,248
Franchise rights	32,000
Definite-lived intangible assets	123,050
Radio spectrum license	131,244
Deferred charges	4,630

Total Assets	868,953
Current liabilities	50,381
Long-term debt	631,408
Other long-term liabilities	61,053
Minority interest	377

Net assets acquired at May 2, 2005	$125,734

In connection with the merger, NTELOS Inc. recorded approximately $28.3 million in liabilities, including legal, financial, and consulting costs, additional costs associated with accelerated payout of certain retirement obligations and retention obligations, $0.7 million of which remained unpaid at December 31, 2005. Of the total amount incurred, $15.4 million was recorded as capital restructuring charges by NTELOS Inc. during the period January 1, 2005 through May 1, 2005 and $0.2 million by the Company subsequent to May 1, 2005. In addition to this, $12.8 million relates to debt issuance costs of the new first and second lien term loans which was originally included in deferred charges but was eliminated on May 2, 2005 through purchase accounting (Note 6).

Also in connection with the merger and application of purchase accounting, the Company determined the fair value of the lease terms for all of its significant leasing arrangements which includes leases on retail locations, cell sites and certain other business office locations. Based on this, the Company recorded a $4.3 million favorable lease asset (included in the caption “deferred charges”) and $7.3 million unfavorable lease liability (included in the caption “Other long-term liabilities”). These assets and liabilities are amortized to rent expense (included in the operating expense line item “maintenance and support”) over the lives of the underlying lease agreements.

The Company entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors will provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million. The Company recognized $1.3 million of advisory fees as corporate operations expense from the merger date through December 31, 2005. On February 13, 2006, in conjunction with the Company’s IPO, the Company terminated these agreements and paid a $12.9 million termination fee from the offering proceeds.

Note 3. Investment in NTELOS Inc.

Pursuant to the merger between Holdings Corp. and NTELOS Inc. on May 2, 2005, the Company’s ownership in NTELOS Inc. increased from 24.9% (held from February 24, 2005 to May 1, 2005) to 100%. From February 24, 2005 through May 1, 2005 the Company accounted for its investment in NTELOS Inc. under the equity method of accounting. On May 2, 2005, the Company began consolidating NTELOS Inc.

Summarized financial information for NTELOS Inc. for the period February 24, 2005 through May 1, 2005 is contained in the following table:

Condensed Statement of Operations

(In thousands, except per share data)	For the period February 24, 2005 through May 1, 2005
Operating Revenues
Wireless communications	$50,519
Wireline communications	19,385
Other communications services	170

70,074
Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	10,670
Maintenance and support	11,690
Depreciation and amortization	13,430
Gain on sale of assets	(3,487)
Accretion of asset retirement obligations	139
Customer operations	16,087
Corporate operations	4,261
Capital restructuring charges	10,991

63,781

Operating Income	6,293
Other Income (Expense)
Other income	197
Other expenses, principally interest, net	(8,821)

(2,331)
Income tax Expense	2,555
Minority Interest in Losses of Subsidiaries	(13)

Net Loss	$(4,873)

Company’s Share of Net Loss recorded as equity loss from NTELOS Inc.	$(1,213)

Basic and Diluted Earnings per Class L Common Share:
Loss per share	$(0.17)
Average shares outstanding – basic and diluted	7,047

If the acquisition of NTELOS Inc. and its recapitalization described in Notes 2 and 6 had occurred as of the beginning of the year presented, the unaudited pro forma operating revenues and net loss for the year ended December 31, 2005 would have been $390.2 million and $(0.5) million, respectively and for the year ended December 31, 2004 would have been $341.7 million and $(5.6) million, respectively.

Note 4. Significant Accounting Policies

ACCOUNTING ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: As noted in Note 1 above, the Company purchased a 24.9% ownership interest in NTELOS Inc. and its subsidiaries on February 24, 2005 and purchased the remaining 75.1% ownership interest on May 2, 2005. The Company accounted for the results of operations for NTELOS Inc. from February 24 through May 1, 2005 using the equity method of accounting. For the period commencing on May 2, 2005, the Company consolidated the financial statements of NTELOS Inc. The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: The Company recognizes revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue over the service period.

With respect to the Company’s wireline and wireless businesses, the Company earns revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are sold at prices below cost, based on the terms of service contract. The Company recognizes the entire cost of the handsets at the time of sale, rather than deferring such costs over the service contract period.

Nonrefundable PCS activation fees and the portion of the activation costs directly related to acquiring new customers (primarily activation costs and sales commissions) are deferred and recognized ratably over the estimated life of the customer relationship ranging from 12 to 24 months in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 101 as amended by Securities and Exchange Commission’s Staff Accounting Bulletin 104 (collectively referred to as “SAB No. 104” below). Similarly, in the rural local exchange carrier (“RLEC”) and competitive wireline segments, the Company charges nonrefundable activation fees for certain new service activations. Such activation fees and costs are deferred and recognized ratably over 5 years. Direct activation costs exceed activation revenues in all cases. The Company defers direct activation costs up to but not in excess of the related deferred revenue.

Effective July 1, 2003, NTELOS Inc. adopted Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Element Deliverables. The EITF guidance addresses how to account for arrangements that involve multiple deliverables, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction, and the consideration are measured and allocated to the separate units based on their relative fair values. The adoption of EITF No. 00-21 required the evaluation of each type of arrangement entered into by the Company for each type of sales transaction and each sales channel. The adoption of EITF No.00-21 resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF No. 00-21, previously deferred revenues and costs were amortized over the remaining estimated life of the subscriber relationship, not to exceed 24 months. Revenue and costs for activations at third party retail locations and related to the Company’s segments other than wireless continue to be deferred and amortized over the estimated lives as prescribed by SAB No. 104. The adoption of EITF No. 00-21 had the effect of increasing equipment revenue and related customer operations expenses for the period May 2, 2005 through December 31, 2005 by $0.5 million. These revenues and costs otherwise would have been deferred and amortized. The amounts of deferred revenue and costs under SAB No. 104 at December 31, 2005 was approximately $0.6 million.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2005, total cash equivalents, consisting of amounts invested in a temporary business investment deposit account, were $24.1 million.

TRADE ACCOUNTS RECEIVABLE: The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The carrying amount of the Company’s trade accounts receivable approximates fair value. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expenses in the consolidated statement of operations. Bad debt expense for the consolidation period May 2 through December 31, 2005 was $5.7 million.

SECURITIES AND INVESTMENTS: Investments held by the Company are typically required holdings purchased in connection with debt instruments or are acquired through settlement of a receivable. The Company’s current senior debt holdings prohibit speculative investment purchases. Management’s policy for investments is to determine the appropriate classification of securities at the date of purchase and continually thereafter. As of December 31, 2005, all investments are accounted for under the cost method as the Company does not have significant ownership in equity securities and there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value.

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS: Long-lived assets include property and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is

determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 4 to 40 years, with a weighted average life of approximately 13 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2005, other intangibles were comprised of the following:

($’s in thousands)	Estimated Life	Fair Value at May 2, 2005	Amortization for the period May 2 through December 31, 2005	Net Book Value at December 31, 2005
Customer relationships	3 to 15 yrs.	$113,400	$9,040	$104,360
Trademarks	15 yrs.	$9,650	$430	$9,220

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”) clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.

The Company enters into long-term leasing arrangements primarily for tower sites and retail store locations in its wireless segment. Additionally, in its wireline operations, the Company enters into various facility co-location agreements and is subject to locality ordinances. In both cases, the Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. The following table describes the changes to the Company’s asset retirement obligations liability, which is included in long-term deferred liabilities:

(In thousands)
Asset retirement obligations on the May 2, 2005 merger date	$7,341
Additional asset retirement obligations recorded	589
Accretion of asset retirement obligations	489

Asset retirement obligations at December 31, 2005	$8,419

INVENTORIES AND SUPPLIES: The Company’s inventories and supplies consist primarily of items held for resale such as PCS handsets, pagers, wireline business phones and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, over a period equal to the term of the related debt instrument.

ADVERTISING COSTS: The Company expenses advertising costs and marketing production costs as incurred.

PENSION BENEFITS: NTELOS Inc. sponsors a non-contributory defined benefit pension plan covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The defined benefit pension plan was closed to NTELOS Inc. employees employed on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65. NTELOS Inc.’s funding policy has been to contribute to the plan based on applicable regulatory requirements. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes a minimum funding requirements for defined benefit pension plans whereby the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members of an underfunded plan. Contributions are made to stay above this threshold and are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to contribute 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service.

RETIREMENT BENEFITS OTHER THAN PENSIONS: NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after January 1994 are not eligible for these benefits. The Company’s share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

INCOME TAXES: Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK-BASED COMPENSATION: The Company accounts for stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and the revised disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123.

The Company’s Class A common stock was sold to certain employees at a price equal to fair value at the purchase date. The Company retains certain repurchase rights at the adjusted cost price (the “Call Option”) relating to the Class A common stock that expire one-fourth annually over four years (Note 11). Based on the existence of these repurchase rights and other attributes of the Class A common stock, the Company treats this instrument as a non-substantive class of equity for accounting purposes and therefore has classified this instrument as a liability until the repurchase rights expire. The Company recognizes non-cash compensation expense related to the difference in the fair value of the Class A common stock at the end of each accounting period over its issue price (its “intrinsic value”). In addition to these shares, the Company has issued stock options to purchase Class A common stock (Note 14) that will also result in non-cash compensation expense being recognized for changes in the intrinsic value of the Class A common stock. For both Class A common stock and stock options exercisable into shares of Class A common stock, the Company records non-cash compensation expense over the period during which the repurchase rights expire (in the case of the Class A common stock) and the vesting period (in the case of the options). Total non-cash compensation expense recognized from the inception date to December 31, 2005 was $3.7 million. The Company has concluded that no additional compensation expense would be recorded under SFAS No. 123.

In 2005, the Company did not have equity instruments traded on any public markets. For purposes of determining fair value, the Company valued the Class A common stock in accordance with the guidelines established by the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

EARNINGS (LOSS) PER COMMON SHARE: All earnings (loss) per share amounts are calculated in accordance with Statement of Financial Accounting Standard No. 128 (“SFAS No. 128”). As noted above, the shares of Class A common stock are considered non-substantive equity for accounting purposes and therefore, are not considered for basic or diluted earnings per share calculations until such time as the Company’s Call Option has expired. All shares of Class A common stock remain subject to the Call Option at December 31, 2005. Therefore, for basic and diluted earnings (loss) per share, the denominator is the weighted average number of shares of Class L common stock outstanding during the year.

For purposes of calculating weighted average shares to be used in both the basic and diluted earnings per share calculation, the Company’s calculations are based on the period beginning on February 24, 2005, the date of our initial investment in NTELOS Inc. and commencement of our operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standard No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS No. 107”), requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

Statement of Financial Accounting Standard No. 133, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133 and 138”), requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 9).

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations.

The Company is required to adopt SFAS No 123R no later than January 1, 2006. The Company does not believe that the effects of adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 5. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separable management focus and infrastructures.

Wireless PCS: The Company’s wireless PCS business carries digital phones and services, marketed in the retail and business-to-business channels throughout much of Virginia and West Virginia. The Company’s wireless PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a populated area of 3.4 million people primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The region was added in July 2000 from the PrimeCo VA acquisition. The Virginia West market currently serves a populated area of 2.2 million people in central and western Virginia primarily through the Virginia PCS Alliance, L.C. (“VA Alliance”), a 97% majority owned Limited Liability Company. The West Virginia market is served by West Virginia PCS Alliance, L.C. (“WV Alliance”), a wholly owned limited liability company, and currently serves a populated area of 1.6 million people primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a populated area of approximately 1.4 million people.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a wholesale network access agreement with Sprint PCS, Inc. which NTELOS Inc. entered into in June 2004. Revenue from these wholesale service agreements was $43.0 million for the period May 2, 2005 through December 31, 2005.

RLEC: The Company has two RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. NTELOS Inc. has owned one of these for over 100 years and the other was added in early 2001 through a merger with R&B Communications, Inc. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. Principal products offered by this segment are local wireline telephone service, which includes advanced calling features, network access, long distance toll and directory advertising.

Competitive wireline: In addition to the RLEC services, the Company directly or indirectly owns 1,900 route-miles of fiber optic network and provides transport services for long distance, Internet and private network services. Much of this network is located within regions in which the Company sells products and services or provides connections for and between markets the Company serves. The Company’s network is connected and marketed through Valley Network Partnership (“ValleyNet”), a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Charleston, WV.

The Company also offers competitive local exchange carrier (“CLEC”) services. Through its wholly owned subsidiaries certified in Virginia, West Virginia and Tennessee, it currently provides CLEC service in 16 geographic markets. The Company has a facilities based strategy, offering broadband service applications such as Ethernet, PRI connections and competitive access utilizing its fiber network. Also within this segment, the Company provides Internet access services through a local presence in 54 markets in Virginia, West Virginia and Tennessee. The Company’s focus with internet has shifted to concentrate efforts on broadband service offerings. Metro Ethernet, dedicated high-speed access, integrated access, digital subscriber line (“DSL”) and portable broadband are the primary broadband products. These operations are managed as one consolidated operation within a single segment due to the interdependence of network and other assets and functional support.

Other: Other communications services ( “Other”) includes certain unallocated corporate related items and non-cash compensation charges, as well as results from the Company’s paging and other communication services businesses, which are not considered separate reportable segments. Total unallocated corporate operating expenses were $7.3 million for the period May 2, 2005 through December 31, 2005, inclusive of $1.3 million of advisory fees and $3.7 million of Class A common stock and option non-cash compensation charges (Notes 11 and 14). On February 13, 2006, in conjunction with the Company’s IPO (Note 1), the Company terminated these agreements and paid a $12.9 million termination fee.

The Company has one customer that accounted for 18% of its revenue. Revenue from this customer was primarily derived from a wireless PCS wholesale contract and RLEC and competitive wireline segments’ network access.

Summarized financial information for the Company’s reportable segments is shown in the following table. On the Statement of Operations, the wireless communications revenue caption is exclusively comprised of the wireless PCS segment and the wireline communications revenue captions is comprised of the RLEC and the competitive wireline segments.

(in thousands) As of December 31, 2005 and for the period May 2, 2005 through December 31, 2005	Wireless PCS	RLEC	Competitive Wireline	Other	Total
Operating Revenues	$190,477	$38,153	$35,291	$569	$264,490
Operating Income (Loss)	20,082	18,036	5,231	(8,432)	34,917
Depreciation and Amortization	40,005	10,560	7,809	729	59,103
Accretion of Asset Retirement Obligations	468	9	28	(16)	489
Capital Restructuring Charges				183	183
Non-cash Compensation Charges				3,730	3,730
Total Segment Assets	515,239	204,005	102,468	1,288	823,000
Corporate Assets					72,843

Total Assets					$895,843

Note:	The table above includes the period May 2, 2005 through December 31, 2005 only as Holdings Corp. consolidated NTELOS Inc. beginning May 2, 2005. Prior to this, the only activity on the Holdings Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations.

Note 6. Long-Term Debt

As of December 31, 2005, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2005
First Lien Term Loan	$396,000
Second Lien Term Loan	225,000
2013 Floating Rate Senior Notes, including accrued interest of $3,580	137,265
Capital lease obligations	1,119

759,384
Less current portion	4,513

Long-Term Debt	$754,871

Long-term debt, excluding capital lease obligations

In connection with its acquisition of NTELOS Inc. on May 2, 2005, Holdings Corp. assumed approximately $625.7 million in debt including $624.0 million of Senior Secured Credit Facilities (the “Facilities”) and $1.7 million of capital lease obligations. As of December 31, 2005 the outstanding debt balance consisted of $621.0 million in the Facilities and $1.1 million in capital lease obligations.

The Facilities include (i) a $400 million, 6.5 year, first-lien term loan facility (the “First Lien Term Loan”), (ii) a $35 million, 5-year, revolving credit facility (the “Revolving Credit Facility”), and (iii) a $225 million, 7 year, second-lien term loan facility (the “Second Lien Term Loan”). NTELOS Inc. entered into the Facilities on February 24, 2005 and borrowed $625 million under the First and Second Term Loans on that date. A portion of the proceeds from the borrowing were used to pay off a majority of NTELOS Inc.’s existing debt and the existing interest rate swap agreements for an aggregate disbursement of approximately $183 million.

The First Lien Term Loan matures in 6.5 years from its issuance in February 2005, with quarterly repayments of $1 million for the initial 5.5 years, with the remainder due in equal quarterly payments over the year prior to maturity. The Revolving Credit Facility provides for borrowings up to $35 million for five years and is payable in full at maturity. The Second Lien Term Loan matures in 7 years from its issuance in February 2005 and is payable in full at maturity. The First Lien Term Loan bears interest at rates 2.5% above the Eurodollar rate or 1.5% above the Federal Funds rate, with a 25 basis point reduction in each of these rates when NTELOS Inc.’s leverage ratio is equal to or less than 4.0:1.0, as defined in the agreement. The Second Lien Term Loan bears interest at rates 5.0% above the Eurodollar rate or 4.0% above the Federal Funds rate. Interest on the First and Second Lien Term Loans is due and payable monthly. The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the regulated RLEC companies. The Second Lien Term Loan is secured by a second priority interest in all collateral pledged to the First Lien Term Loan and Revolving Credit Facility.

The First Lien Term Loan contains various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements and a limitation on future capital expenditures by NTELOS Inc. and its subsidiaries and dividends by NTELOS Inc. to the Company. The Second Lien Term Loan contains various restrictions and conditions including customary incurrence based covenants. The Second Lien Term Loan contains a 1% prepayment premium prior to its second anniversary date. NTELOS Inc.’s First Lien Credit Agreement restricts NTELOS Inc. from making loans, advances or cash dividends to NTELOS Holdings Corp. until such time as NTELOS Inc.’s total debt outstanding to EBITDA, as defined in the credit agreement, is less than a ratio of 3.00:1.00. At December 31, 2005, NTELOS Inc.’s total debt outstanding to EBITDA was 4.10:1.00.

NTELOS Inc. and its subsidiaries’ net assets were $134.3 million as of December 31, 2005 which were restricted pursuant to NTELOS Inc.’s First Lien Credit Agreement and could not be transferred to NTELOS Holdings Corp. in the form of loans, advances or cash dividends without a consent of the credit agreement lenders. At December 31, 2005, in addition to the Company’s $133.2 million investment in NTELOS Inc., the Company’s other significant assets and liabilities consisted of $2.3 million in cash, $8.0 million of other assets, $.6 million of current liabilities, $137.3 million of long-term notes (discussed below) and $4.5 million of Class A common stock deposits and related non-cash compensation.

On October 17, 2005, the Company issued $135 million in Floating Rate Senior Notes (“Floating Rate Notes”) at 99% of par. The Floating Rate Notes mature in October 2013. The Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to (i) three-month LIBOR plus 8.75% for the period from October 17, 2005 to October 14, 2006 (the “Base Rate”); (ii) Base Rate plus 1.5% for the period from October 15, 2006 to October 14, 2007; and (iii) Base Rate plus 2.5% from October 15, 2007 and thereafter, in each case, as determined by an agent appointed by the Company to calculate LIBOR for purposes of the indenture governing the Floating Rate Notes, which shall initially be the trustee. Interest on the Floating Rate Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2006. On and prior to October 15, 2009, the Company has the option to pay interest through the issuance of additional Floating Rate Notes in a principal amount equal to such interest amount or in cash. At any time the Company may also make an election to pay interest in cash, after which all payments of interest must be made in cash. Any additional Floating Rate Notes will be identical to the originally issued Floating Rate Notes, except that interest will begin to accrue from the date they are issued rather than the original issue date. Under the terms of the Floating Rate Notes, after October 15, 2009, interest will be payable only in cash. These notes are unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness and senior to existing and future subordinated indebtedness, but are subordinate to our existing and future secured indebtedness to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. No scheduled principal payments are required prior to maturity. The Floating Rate Notes are non-callable until after April 14, 2006. From April 15, 2006 through April 14, 2007, the Floating Rate Notes are callable at par after which they are callable at a redemption price between 100% and 102% depending on the timing of redemption.

The Floating Rate Notes were recorded net of a $1.4 million discount associated with the issue price. The discount is being accreted over the life of the Floating Rate Notes and is reflected in interest expense in the statement of operations. Accretion of the discount for the period from October 17, 2005 to December 31, 2005 was less than $0.1 million.

On January 15, 2006, the Company elected to pay interest on the Floating Rate Notes through the issuance of additional Floating Rate Notes. As the Company has the ability and intent to pay interest through the issuance of additional Floating Rate Notes, the Company has included the $3.8 million of accrued interest at December 31, 2005 as additional Floating Rate Notes outstanding. The effective interest rate on the Floating Rate Notes as of December 31, 2005 was 13.0%. The Company closed on an IPO on February 13, 2006 and a portion of the proceeds from this offering will be used to repay these Notes, including unpaid interest thereon, totaling $144.0 million on April 15, 2006.

In connection with the First and Second Lien Term Loans described above, NTELOS Inc. deferred debt issuance costs of approximately $12.8 million which were being amortized to interest expense over the life of the Facilities. Amortization of these costs for the February 24 through May 1, 2005 (accounted for by the Company under the equity method of accounting) was $0.4 million. At May 2, 2005, NTELOS Inc. had a $12.4 million unamortized balance of deferred debt issuance costs related to the First Lien Term Loan and the Second Lien Term Loan. Through purchase accounting, the deferred financing fees were considered in determining the fair value of the debt and thus this balance was eliminated.

In connection with the issuance of the Floating Rate Notes, Holdings, Corp. deferred debt issuance costs of approximately $5.4 million which are being amortized to interest expense over the life of the Floating Rate Notes. Amortization of these costs for the period ended December 31, 2005 was $0.1 million.

The aggregate maturities of long-term debt outstanding at December 31, 2005, excluding capital lease obligations, based on the contractual terms of the instruments are $4.0 million per year from 2006 through 2009, $97.3 million in 2010, and $645.0 million thereafter. Based on its contractual terms, the Floating Rate Notes mature in 2013 and have been included in the $645.0 million for debt payments subsequent to 2010. As noted above, the Company will use $144.0 million of the proceeds from its IPO to repay the Floating Rate Notes, including unpaid interest, on April 15, 2006.

The Company’s blended interest rate on its long-term debt as of December 31, 2005 is 8.5%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company also enters into capital leases on vehicles used in its operations with lease terms of 4 to 5 years. At December 31, 2005, the net present value of these future minimum lease payments is $1.1 million, which is net of the amounts representing interest of $0.1 million. As of December 31, 2005 the principal portion of these obligations are due as follows: $0.5 million in 2006, $0.4 million in 2007, and $0.2 million in 2008.

Note 7. Convertible Notes Payable to Stockholders

The Company issued 10% convertible notes to certain of its stockholders on May 2, 2005, the proceeds of which were used toward financing the acquisition (Note 2). The notes were issued at face value, accrued interest quarterly at a rate of 10% per annum and were due in five years. The notes were required be prepaid in whole or in part without premium or penalty upon receipt of cash from the $5.6 million income tax receivable or $0.2 million of expected proceeds from a pending asset sale. These proceeds were received and the notes were settled in December 2005.

Note 8. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	January 14, 2005 (inception) through December 31, 2005
Cash payments for:
Interest	$31,206
Income taxes	965
Pension and other retirement plan contributions and distributions	1,699
Cash received for income tax refunds	$7,469

Within the cash payments for interest amounts in the above table, $1.4 million relates to net interest paid on the interest rate swap agreements for the period May 2 through December 31, 2005.

Pursuant to the Transaction Agreement, NTELOS Inc. was required to move proceeds from the sale of certain assets into a segregated account and disbursed these funds on the May 2, 2005 merger closing date as part of the consideration used to purchase the remaining security interest not owned by the Buyers. The amount paid to the former NTELOS Inc. shareholders from this account was $25.0 million.

The Company received $7.5 million in income tax refunds in December 2005. This was related to the regular income tax receivable of $5.6 million discussed in Note 7, a refund for AMT carrybacks of $1.8 million (which was recorded as a reduction of Goodwill) and $0.1 million of interest income.

Note 9. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. The following is a summary by balance sheet category:

Cash and Short Term Investments

The carrying amount approximates fair value because of the short-term maturity of those instruments.

Long Term Investments

At December 31, 2005, the Company’s principal investment security was $2.8 million of Class C stock holdings in the Rural Telephone Bank (“RTB”). In connection with the Company’s application of purchase accounting, this asset was valued based on discounted cash flow of anticipated future dividends based on historical trends of RTB dividend payments to the class C stock. All of the investments carried under the cost method at December 31, 2005 are high quality instruments. For all periods prior to December 31, 2005, a reasonable estimate of fair value could not be made without incurring excessive costs for investments with no quoted market prices. Additional information regarding the Company’s investments is included in Note 10.

Interest Rate Swaps

NTELOS Inc. entered into an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. This swap agreement has maturities up to three years and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three-month US dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 3.21% on the May 2, 2005 merger transaction closing date and 4.53% on December 31, 2005. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swaps.

On May 2, 2005, the swap agreement had a fair value of a $0.7 million liability and on December 31, 2005, the fair value was a $4.1 million asset. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore recorded the changes in market value of the swap agreement as gain (loss) on interest rate swap instrument for the applicable periods.

The fair value of the interest rate swap agreement is based on a dealer quote. Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company is exposed to credit loss on its interest rate swap agreement to the extent the fair value of the swap is an asset. Therefore, at December 31, 2005, the Company’s credit exposure was $4.1 million.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Board of Directors.

Debt Instruments

On December 31, 2005, the Company’s First and Second Lien Term Loans totaled $621.0 million. Of this amount, $308.5 million was not subject to the swap agreement. Therefore, the Company has variable rate exposure related to this amount. As indicated in the table below, the Company believes the face value of the senior debt approximates its fair value. In addition to this, the Company issued $135 million in Floating Rate Senior Notes on October 17, 2005. The Company has variable rate exposure related to these notes. As discussed in Note 16, using proceeds from the IPO, these notes will be repaid on or after April 15, 2006 when they become callable without a penalty. As indicated in the table below, the Company believes the face value of the senior debt approximates its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2005.

Financial Instruments (In thousands)	Face amount			Carrying amount	Fair value
Nonderivatives:
Financial assets:
Cash and short-term investments		$28,134		$28,134	$28,134
Long-term investments for which it is:
Practicable to estimate fair value	$	N/A		$2,927	$2,927
Not practicable to estimate fair value	$	N/A		$115	$115
Financial liabilities:
Marketable long-term debt		$621,000		$621,000	$628,481
Non-marketable long-term debt		$1,119		$1,119	$1,119
Marketable long-term notes (inclusive of Interest paid in kind)		$135,000		$137,265	$138,233
Derivatives relating to debt:
Interest rate swaps – asset		$312,500	*	$4,120	$4,120

*	Notional amount

Note 10. Securities and Investments

The Company’s principal investment at December 31, 2005 is $2.8 million of Class C stock holdings in the RTB. This was a required investment for NTELOS Inc. related to the 5.0% to 6.05% notes payable NTELOS Inc. held with RTB. This debt was paid in full on February 24, 2005. On March 1, 2005, NTELOS Inc. converted approximately 44% of its original restricted, non-dividend paying class B stock investment into a dividend paying class C stock investment. On July 31, 2005, substantially all of the remaining 56% of the class B stock was converted into class C stock. In connection with the Company’s application of purchase accounting, this asset was valued based on discounted cash flow of anticipated future dividends based on historical trends for RTB dividend payments to the class C stock. The Company determined this to be the most appropriate method of valuing this investment due to the relative illiquid nature of the investment.

In October 2005, a bill was passed in Congress which will allow for the liquidation of the Company’s investment in class C stock in the RTB. The stated liquidation value is $4.2 million. The Company has submitted the stock redemption agreements related to this and expects to receive proceeds from this liquidation in the second quarter of 2006.

Note 11. Stockholders’ Equity, Class A Common Stock Deposit and Earnings Per Share

Stockholders’ Equity

The Company’s authorized capital consists of preferred stock and two classes of common stock – Class L and Class A. As of December 31, 2005, the following preferred and common stock were authorized and outstanding:

(In thousands)	Shares Authorized	Shares Outstanding
Preferred Stock	100	—
Class A Common Stock	1,000	734
Class L Common Stock	14,000	11,364

The shares of Class A common stock were purchased by employees of the Company. Of the total Class A Common stock outstanding at December 31, 2005, 724,000 shares were purchased at a price of $1.00 per share. All of the Class A Common stock is subject to certain repurchase rights of the Company at the adjusted cost price (the “Call Option”), which rights expire one-fourth annually over four years. The Company has recorded the proceeds from the Class A common stock issuance as a deposit classified in long-term liabilities due to the presence of the Call Option and other attributes of the Class A common stock. Upon expiration of the Call Option, the related amount will be reclassified to Stockholders Equity, under the caption “Class A common stock”.

Upon termination of an employee, the Company and/or, if approved by the Board of Directors, the holders of Class L shares have the right and option to repurchase within 90 days of the termination date (on a pro-rata basis) the portion of the employees’ Class A shares subject to the Call Option at the adjusted cost price (as defined in the Shareholders Agreement) and the portion not subject to the Call Option at fair market value.

The Company estimated the fair value of the Class A common stock to be equal to the issue price on the date of issuance. As noted above, this instrument is treated as a non-substantive class of equity for accounting purposes and accordingly, the Company recognizes non-cash compensation expense related to the difference in the fair value of the Class A common stock at the end of each accounting period over its issue price (its “intrinsic value”). This compensation expense is recognized over the period to which the Call Option relates.

At December 31, 2005, the pre-split fair value of the shares of Class A common stock was $10.0 million or $13.66 per share, and its intrinsic value was $9.2 million. Accordingly, the Company recognized $3.2 million, the proportionate amount of this value related to the inception-to-date period ended December 31, 2005, as non-cash compensation expense. This expense has been classified as a component of maintenance and support, customer operations and corporate operations in the accompanying consolidated statement of operations.

Except as described below, all shares of each class of common stock are identical and entitle the holders thereof to the same rights and privileges.

Any distributions, except for the repurchase of any stock held by an employee of the Company, are first made to the holders of Class L shares equal to the aggregate unpaid yield plus the original cost of the shares, less any previous distributions representing a return of capital. The unpaid yield (totaling approximately $5.9 million at December 31, 2005) is at a rate of 10% per annum, calculated quarterly, based upon an adjusted original cost of $11 per share, less any distributions representing a return of capital, plus the accumulated unpaid yield for all prior quarters. On October 17, 2005, the Company paid a dividend to the holders of Class L shares in the amount of $125 million out of the proceeds from the $135 million Floating Rate Senior Notes issue on that date (Note 6).

The holders of Class L and Class A common shares have the general right to vote for all purposes as provided by law. Each holder of Class L and Class A common shares is entitled to one vote for each share held.

The original investments made by the Investors on February 24, 2005, totaling $35.7 million, were made to the limited liability corporation “Project Holdings LLC” in the form of membership interests. On April 27, 2005, NTELOS Holdings Corp. was formed with Projects Holdings LLC being converted to Holdings Corp. and the former membership interest being converted to Class L Common Stock of Holdings Corp.

During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of common stock. The offering consisted of 14.4 million shares of common stock sold on February 13, 2006 and 1.0 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The stock is traded on Nasdaq under the symbol NTLS. Additionally, the Class L common stock and Class A common stock deposits were converted to 26.5 million shares of Class B common stock. Additionally, each Class A option to purchase common stock was converted into approximately 2.15 options to purchase common stock and substantially all became 25% vested (Note 14).

In connection with the closing of the IPO, each share of our Class L and Class A common stock was converted into approximately 2.15 shares of Class B common stock. Additionally, the $6.0 million outstanding Class L share distribution preference on February 13, 2006 was converted into additional Class B shares. Including this, the conversion ratio for the Class L shares was 2.19.

The terms of the Class B common stock include a $30 million distribution preference. Holders of the Class B common stock are entitled to receive cash dividends or distributions of $30 million in the aggregate, if and when declared by the board of directors, out of funds legally available for that purpose prior to the payment of any dividends or distributions on our common stock. Cash held by NTELOS Inc. and its subsidiaries, which was approximately $25.9 million at December 31, 2005, can not be used toward payment of the $30 million distribution preference pursuant to restrictions under the First Lien Credit Agreement until such time as the total debt outstanding to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA” as defined in the credit agreement) is less than a ratio of 3.00:1.00.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock on that date. The repurchase rights continue for the portion of Class B common stock which was converted from Class A shares with an additional 25% expiring in May 2007 and the final 25% expiring in May 2008. As a result of the acceleration in the expiration of the repurchase rights coupled with the continued increase in the instrument’s intrinsic value up to the IPO price, the Company recorded a $10.2 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Future non-cash compensation charges will be determined on the IPO date and recognized over the remaining period for which the repurchase rights relate. Total future charges for the remainder of 2006, 2007, and 2008 are estimated to be $4.2 million, $2.8 million and $0.6 million, respectively.

In connection with the Company’s IPO, we have determined that the conversion of the options to purchase Class A common stock into options to purchase common stock and the partial accelerated expiration of the Call Option relating to the Class A common stock upon the closing of the IPO will be accounted for under the provisions of SFAS No. 123R. We believe that the exchange of options and modification to the Class A common stock will both need to be evaluated as modifications of equity instruments. We will compare the fair values of the original equity instruments to the fair values of the new equity instruments and, to the extent there is any incremental fair value, recognize compensation expense.

Earnings Per Share

The components of the computations of basic and diluted earnings per share for the period January 14, 2005 (inception) through December 31, 2005 were as follows (in thousands):

Numerator:
Net Income	$1,098

Denominator:
Denominator for basic and diluted earnings per common share – weighted average common shares	9,609

For purposes of calculating weighted average shares to be used in both the basic and diluted earnings per share calculation, the Company’s calculations are based on the period beginning on February 24, 2005, the date that the initial investment was made and operations commenced.

Note 12. Income Taxes

The components of income tax expense are as follows for the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)
Current tax expense:
Federal	$—
State	637

637

Deferred tax expense:
Federal	3,337
State	617

3,954

$4,591

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)
Computed tax expense at statutory rate of 35%	$1,991
Nondeductible stock compensation	1,110
Nondeductible equity loss	425
Nondeductible charges	75
State income taxes, net of federal income tax benefit	815
Other	175

$4,591

Net deferred income tax assets and liabilities consist of the following components at December 31:

(In thousands)	2005
Deferred income tax assets:
Retirement benefits other than pension	$3,946
Pension	7,609
Net operating loss	46,501
Licenses	30,540
Debt Issuance and discount	4,257
Accrued expenses	3,276
Other	1,455

Gross deferred tax assets	97,584
Valuation allowance	(10,557)

Net deferred tax assets	87,027

Deferred income tax liabilities:
Property and equipment	40,117
Intangibles	56,775
Interest rate swap	1,603
Investments	980

99,475

Net deferred income tax liability	$12,448

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has available net operating losses (“NOL’s”) of approximately $229.8 million, of which approximately $153.2 million (as adjusted for realized built-in losses occurring post-confirmation of NTELOS Inc.) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. These NOL’s, and the adjustments related to realized built-in losses, are subject to an annual utilization limitation of approximately $9.2 million. Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOL’s of approximately $84.9 million. These NOL’s, in addition to amounts which are subject to the first limitation, are subject to an annual limitation of $1.6 million (prior to adjustment in the first five years following the merger for realized built-in gains estimated at $22.4 million each year). Due to the limited carryforward life of NOL’s and the amount of the annual limitation, it is likely that we will only be able to realize $43 million of NOL’s existing prior to our emergence from bankruptcy. However, the NOL’s that accumulated since our emergence are expected to be realized due to the anticipation of recognizing certain built-in gains in future periods as discussed above.

The NTELOS Inc. subsidiary group filed amended returns during 2004 to carryback other available NOL’s totaling approximately $17.8 million. These amended returns were filed following the conclusion of a federal tax examination. This examination was settled as a no change audit report for the years 1998 and 1999. The Company received the federal tax refund during December 2005.

SFAS No. 109 establishes guidelines for companies that realize the benefits of an acquired enterprise’s deferred tax assets in future periods. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance recorded at the time of the merger, as a result of realizing a benefit of pre-acquisition deferred tax assets, be first credited to goodwill, then credited to other non-current identifiable intangible assets and then, if these assets are reduced to zero, credited directly to expense. Goodwill of approximately $4.0 million was reduced currently to reflect the expected benefit to be received from utilizing pre-acquisition NOL’s and other deferred tax assets.

Note 13. Pension Plans and Other Postretirement Benefits

NTELOS Holdings Corp. sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB’s”) for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the period May 2, 2005 through December 31, 2005, and the classification of amounts recognized in the consolidated balance sheets:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plan
Change in benefit obligations:
Benefit obligations, beginning	$45,082	$10,043
Service cost	1,821	102
Interest cost	1,646	371
Actuarial (gain) loss	(1,263)	2,168
Benefits paid	(828)	(206)

Benefit obligations, ending	$46,458	$12,478

Change in plan assets:
Fair value of plan assets, beginning	$26,046	$—
Actual return on plan assets	1,125	—
Employer contributions	—	205
Benefits paid	(828)	(205)

Fair value of plan assets, ending	$26,343	$—

Funded status:
Funded status	$(20,115)	$(12,478)
Unrecognized net actuarial (gain) loss	(923)	2,168

Accrued benefit cost	$(21,038)	$(10,310)

*	Note: The table above includes only the period May 2, 2005 through December 31, 2005 since Holdings Corp. consolidated NTELOS Inc. beginning May 2, 2005. Prior to this, the only activity on the Holdings Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations.

On the May 2, 2005 merger date, pursuant to the Company’s application of purchase accounting, the Company adjusted its pension and OPEB obligations to fair value. These obligations’ carrying values differ from their fair values due to the existence of unrecognized gains or losses and unamortized prior service costs. At May 2, 2005, the Company’s pension plans contained unrecognized net losses and unrecognized prior service costs of $8.4 million and $0.4 million, respectively. Therefore, the Company’s adjustment to fair value increased the pension obligation by $8.8 million. Similarly, the OPEB obligation contained unrecognized net gains of $1.0 million at May 2, 2005. Therefore, the Company’s adjustment to fair value decreased the OPEB obligation by $1.0 million.

The following table provides the components of net periodic benefit cost for the plans:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plan
Components of net periodic benefit cost:
Service cost	$1,821	$102
Interest cost	1,646	371
Expected return on plan assets	(1,465)	—

Net periodic benefit cost	$2,002	$473

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants. As noted above, in connection with purchase accounting, these elements of the Company’s accrued benefit costs were adjusted to zero on May 2, 2005.

The Company has two qualified nonpension post employment benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is also contributory. These obligations, along with all of the pension plans and other post retirement benefit plans, are NTELOS Inc. obligations assumed by the Company. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after January 1994. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2005 are shown in the following table:

	Defined Benefit Pension Plan	Other Post Employment Benefit Plan
Discount rate	5.50%	5.50%
Rate of compensation increase	3.50%	—

The assumptions used in the measurements of the Company’s net cost for the Consolidated Statement of Operations for the period May 2, 2005 through December 31, 2005:

	Defined Benefit Pension Plan	Other Post Employment Benefit Plan
Discount rate	5.50%	5.50%
Expected return on plan assets	8.75%	—
Rate of compensation increase	3.50%	—

The Company reviews the assumptions noted in the above table annually or more frequently (such as the May 2, 2005 update) to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually each year to a rate of 5.0% for 2011 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect to the net periodic postretirement health care benefit cost of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, would be $1.2 million for a 1% increase and $0.7 million for a 1% decrease.

In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. Effective in 2006 there will be a new Medicare Part D benefit, which will make available prescription drug coverage to those over 65. Employers that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D are entitled to an annual subsidy from Medicare, which is equal to 28% of prescription drug costs between $250 and $5,000, for each Medicare-eligible retiree who does not join Part D. The Company and its actuaries have determined that the NTELOS Prescription Drug Plan is at least actuarially equivalent to Medicare Part D.

In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, issued on May 19, 2004, NTELOS Inc. elected to reflect the effect of this law as of December 31, 2004. This gain was eliminated on May 2, 2005 through purchase accounting as noted above.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical 10-year average asset return at May 2, 2005, which was in line with the expected long-term rate of return assumptions for the respective periods.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

Asset Category	Actual Allocation December 31, 2005	Target Allocation
Equity securities	75%	75%
Bond securities	25%	25%

Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of equities and bonds. The allocation between equity and bonds is reset quarterly to the target allocations. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The Company expects to contribute $6.3 million to the pension plan in 2006.

The following estimated future pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount (in thousands)
2006	$1,948
2007	1,922
2008	1,871
2009	1,943
2010	2,047
2011 - 2015	$12,540

Other benefit plans

The accumulated benefit obligation of the Company’s nonqualified pension plans was approximately $3.1 million at December 31, 2005. The Company’s plans for postretirement benefits other than pensions have no plan assets and are closed to new participants. The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $0.7 million for the period May 2, 2005 through December 31, 2005.

Note 14. Stock Plans

On May 2, 2005, the Company adopted a stock option plan (the “Equity Incentive Plan”) offered to certain key employees. The maximum number of remaining shares of Class A Common Stock that may be issued either under the Equity Incentive Plan or as additional Class A Common Stock shares is 145,000. Stock options must be granted under the Equity Incentive Plan at not less than 100% of fair value at the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Equity Incentive Plan may be exercised in compliance with such requirements as determined by a committee of the Board of Directors. The options vest one-fourth annually, beginning one year after the grant date, subject to acceleration of one-fourth of the original option grant vesting on the closing of an IPO provided the option holder is still employed at such time.

A summary of the activity and status of the Equity Incentive Plan for the period ended December 31, 2005 is as follows:

	Period Ended December 31, 2005
Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	150,075	2.49
Forfeited	4,275	1.00
Cancelled	—	—

Outstanding at end of period	145,800	$2.53

Exercisable at end of period	—	—

Weighted average fair value per option of options granted during the period		$1.39

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0%; risk-free interest rate of 3.84%; expected life of 5 years; and, a price volatility factor ranging from 43.0% to 69%.

Of the total options granted, 120,075 were granted on May 2, 2005 (115,800 of which remain outstanding on December 31, 2005). For all options issued, the option exercise price was equal to fair value at the date of issuance and therefore, the options had no intrinsic value on the date of grant and therefore, the Company recorded no compensation expense at that time. However, based on the determination that the underlying Class A common stock be accounted for as a non-substantive class of equity, the Company calculates non-cash compensation expense based on the intrinsic value of the options (difference in the fair value of the underlying stock at the end of each accounting period over the option exercise price). The Company recognizes this expense over the four year graded vesting period. The intrinsic value of the options at December 31, 2005 was $1.6 million. Accordingly, the Company recorded non-cash compensation expense associated with these options of $0.5 million for the inception to date period ended December 31, 2005.

The fair value of the common stock was determined contemporaneously with the grants.

On February 13, 2006, in connection with the Company’s IPO of common stock (Note 1), the Class A common stock options were converted to approximately 313,250 common stock options exercisable for shares of common stock, based on a 2.15 conversion ratio. On that date, the weighted average intrinsic value per option after the conversion was $10.82 and the 25% vesting to occur May 2009 was accelerated to February 13, 2006.

Note 15. Commitments and Contingencies

Operating Leases

The Company has operating leases for administrative office space, retail space, tower space, channel rights and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. The leases for channel rights related to the Company’s MMDS spectrum, formerly used by the wireless cable operations and currently used to deliver a portable broadband Internet service in certain markets, have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for all operating leases was $13.9 million for the period May 2, 2005 through December 31, 2005. The total amount committed under these lease agreements at December 31, 2005 is: $16.3 million in 2006, $12.9 million in 2007, $11.6 million in 2008, $10.5 million in 2009, $6.3 million in 2010 and $18.0 million for the years thereafter.

Other Commitments and Contingencies

The Company (through NTELOS Inc.) entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors will provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, commensurate with its IPO (Note 1), the Company terminated this agreement, paying a $12.9 million termination fee on that date.

The Company is periodically involved in disputes and legal proceedings arising from normal business activities. In 2004, NTELOS Inc. accrued a charge of $1.9 million in corporate operations expense relating to certain operating tax issues. While the outcome of the operating tax issues and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows and adequate provision for any probable losses has been made in our consolidated financial statements.

Other than the commitments noted separately above, the Company has commitments for capital expenditures of approximately $15 million as of December 31, 2005, all of which are expected to be satisfied prior to year ended December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors

NTELOS Inc.:

We have audited the accompanying consolidated balance sheets of NTELOS Inc. and subsidiaries (the Company) as of December 31, 2004 (Predecessor Reorganized Company) and 2003 (Predecessor Reorganized Company), and the related consolidated statements of operations, cash flows, and shareholder’s equity (deficit) for the period January 1, 2005 to May 1, 2005 (Predecessor Reorganized Company), the year ended December 31, 2004 (Predecessor Reorganized Company), the period September 10, 2003 to December 31, 2003 (Predecessor Reorganized Company), and the period January 1, 2003 to September 9, 2003 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Inc. and subsidiaries as of December 31, 2004 (Predecessor Reorganized Company) and 2003 (Predecessor Reorganized Company), and the results of their operations and their cash flows for the period January 1, 2005 to May 1, 2005 (Predecessor Reorganized Company), the year ended December 31, 2004 (Predecessor Reorganized Company), the period September 10, 2003 to December 31, 2003 (Predecessor Reorganized Company), and the period January 1, 2003 to September 9, 2003 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 4 to the consolidated financial statements, effective September 9, 2003, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Eastern District of Virginia. In connection with its reorganization, the Company applied fresh start accounting on September 9, 2003.

As discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

/s/ KPMG LLP

October 6, 2005

Richmond, Virginia

NTELOS Inc. and Subsidiaries

Consolidated Balance Sheets

	Predecessor Reorganized Company
($ in thousands)	December 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$34,187	$48,722
Accounts receivable, net of allowance of $12,826 in 2004 ($21,573 in 2003)	29,403	33,802
Inventories and supplies	3,647	9,600
Other receivables and deposits	3,652	3,183
Income tax receivable	5,529	—
Prepaid expenses and other	5,155	4,654

	81,573	99,961

Securities and Investments
Restricted investment	7,556	7,829
Other securities and investments	115	338

	7,671	8,167

Property, Plant and Equipment
Land and buildings	32,797	32,414
Network plant and equipment	350,746	300,712
Furniture, fixtures and other equipment	36,460	28,622

Total in service	420,003	361,748
Under construction	12,637	16,487

	432,640	378,235
Less accumulated depreciation	76,511	17,5377

	356,129	360,698

Other Assets
Goodwill	30,856	32,954
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $6,341 in 2004 ($1,494 in 2003)	70,167	75,007
Radio spectrum licenses in service	22,111	21,960
Other radio spectrum licenses	2,500	2,500
Radio spectrum licenses not in service	15,560	15,040
Deferred charges	1,890	1,936

	175,084	181,397

	$620,457	$650,223

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

Consolidated Balance Sheets

	Predecessor Reorganized Company
($’s in thousands)	December 31, 2004	December 31, 2003
Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term debt	$10,460	$17,860
Deferred liabilities—interest rate swap	4,749	8,452
Accounts payable	23,776	29,471
Advance billings and customer deposits	13,667	12,333
Accrued payroll	8,065	7,541
Accrued interest	483	2,931
Deferred revenue	1,883	3,428
Income tax payable	—	56
Other accrued taxes	2,545	1,864
Other accrued liabilities	5,079	4,542

	70,707	88,478

Long-term Liabilities
Long-term debt	169,791	218,170
Convertible notes	—	74,273
Other long-term liabilities:
Retirement benefits	30,802	29,925
Deferred income taxes	12,448	12,448
Deferred liabilities—interest rate swap	—	5,392
Long-term deferred liabilities	18,138	15,432

	231,179	355,640

Minority Interests	390	558

Commitments and Contingencies
Shareholder’s Equity
Predecessor Reorganized Company preferred stock, no par value per share, authorized 1,000,000 shares; none issued	—	—
Predecessor Reorganized Company common stock, no par value per share, authorized 25,000,000 shares; shares issued and outstanding 13,759,000 in 2004 and 10,000,000 in 2003	272,049	197,727
Predecessor Reorganized Company stock warrants	3,150	3,150
Retained earnings	42,982	4,670

	318,181	205,547

	$620,457	$650,223

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

Consolidated Statements of Operations

	Predecessor Reorganized Company			Predecessor Company
(In thousands, except per share data)	For the Period January 1, 2005 to May 1, 2005	December 31, 2004	September 10, 2003 to December 31, 2003	January 1, 2003 to September 9, 2003
Operating Revenues
Wireless communications	$89,826	$234,682	$66,769	$132,766
Wireline communications	35,508	105,251	32,434	71,103
Other communication services	343	1,769	962	3,920

	125,677	341,702	100,165	207,789

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	18,703	47,802	15,113	31,836
Maintenance and support	21,084	62,929	18,784	42,056
Depreciation and amortization	23,799	65,175	18,860	51,224
Gain on sale of assets	(8,742)	—	—	—
Asset impairment charge	—	—	—	545
Accretion of asset retirement obligations	252	680	225	437
Customer operations	29,270	82,812	30,233	58,041
Corporate operations	8,259	26,942	6,272	18,342
Capital and operational restructuring charges	15,403	798	—	2,427

	108,028	287,138	89,487	204,908

Operating Income	17,649	54,564	10,678	2,881
Other Income (Expense)
Interest expense	(11,499)	(15,740)	(6,427)	(26,010)
Other income (expense)	270	374	768	(436)
Reorganization items, net	—	81	(145)	169,036

	(11,229)	(15,285)	(5,804)	142,590

	6,420	39,279	4,874	145,471
Income Tax Expense	8,150	1,001	258	706

	(1,730)	38,278	4,616	144,765
Minority Interests in Losses of Subsidiaries	13	34	54	15

Net (Loss) Income before Cumulative Effect of Accounting Change	(1,717)	38,312	4,670	144,780
Cumulative effect of accounting change	—	—	—	(2,754)

Net (Loss) Income	(1,717)	38,312	4,670	142,026
Dividend requirements on predecessor preferred stock	—	—	—	(3,757)
Reorganization items—predecessor preferred stock	—	—	—	286,772

(Loss) Income Applicable to Common Shares	$(1,717)	$38,312	$4,670	$425,041

NTELOS Inc. and Subsidiaries

Consolidated Statements of Operations, continued

	Predecessor Reorganized Company			Predecessor Company
(In thousands, except per share data)	For the Period January 1, 2005 to May 1, 2005	December 31, 2004	September 10, 2003 to December 31, 2003	January 1, 2003 to September 9, 2003
Basic (Loss) Earnings Per Common Share:
(Loss) Income Applicable to Common Shares before Cumulative Effect of Accounting Change	$(0.21)	$3.50	$0.47	$24.06
Cumulative effect of accounting change	—	—	—	(0.15)

Loss (Income) Applicable to Common Shares	$(0.21)	$3.50	$0.47	$23.91

Diluted (Loss) Earnings Per Common Share:
(Loss) Income Applicable to Common Shares before Cumulative Effect of Accounting Change	$(0.21)	$3.04	$0.49	$24.06
Cumulative effect of accounting change	—	—	—	(0.15)

Loss (Income) Applicable to Common Shares	$(0.21)	$3.04	$0.49	$23.91

Average shares outstanding – basic	8,020	10,946	10,000	17,780
Average shares outstanding – diluted	8,020	14,285	13,982	17,780

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Predecessor Reorganized Company			Predecessor Company
(In thousands)	For the Period January 1, 2005 to May 1, 2005	December 31, 2004	September 10, 2003 to December 31, 2003	January 1, 2003 to September 9, 2003
Cash flows from operating activities
Net income (loss)	$(1,717)	$38,312	$4,670	$142,026
Cumulative effect of an accounting change	—	—	—	2,754

	(1,717)	38,312	4,670	144,780
Professional fees expensed in connection with Chapter 11	—	—	(145)	8,057
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(8,742)	—	—	—
Non-cash restructuring and reorganization items	300	—	—	(177,093)
Accrued pre-petition interest expense related to cancelled notes	—	—	—	10,322
Depreciation	22,183	60,300	14,580	51,450
Amortization	1,616	4,875	4,280	(226)
Asset impairment charge	—	—	—	545
Accretion of asset retirement obligations	252	680	225	437
Retirement benefits and other	9,793	1,580	1,733	52
Amortization of loan origination costs	180	48	29	849
Changes in assets and liabilities from operations, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,418)	4,399	(3,912)	4,145
(Increase) decrease in inventories and supplies	(449)	5,953	(6,520)	(492)
Increase in other current assets	(1,052)	(970)	(162)	(639)
Changes in income taxes	196	(30)	104	(98)
(Decrease) increase in accounts payable	(2,921)	(1,820)	14,322	8,033
Increase (decrease) in other current liabilities	8,107	1,336	(2,280)	4,698
Retirement benefit payments	(7,980)	(2,240)	(3,583)	—

Net cash provided by operating activities before reorganization items	16,348	112,423	23,341	54,820

Operating cash flows from reorganization items
Payment of liabilities subject to compromise	—	(2,091)	(11,523)	—
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	(24)	(708)	(2,181)	(4,946)

Net cash used in reorganization items	(24)	(2,799)	(13,704)	(4,946)

Net cash provided by operating activities	16,324	109,624	9,637	49,874

NTELOS Inc. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

	Predecessor Reorganized Company			Predecessor Company
(In thousands)	December 31, 2004	December 31, 2004	September 10, 2003 to December 31, 2003	January 1, 2003 to September 9, 2003
Cash flows from investing activities
Purchases of property, plant and equipment	(20,099)	(60,074)	(24,334)	(34,186)
Proceeds from sale of property, plant and equipment, investments and radio spectrum licenses	28,620	496	7,859	6,955
Investment in restricted cash	(24,955)	—	—	—

Net cash used in investing activities	(16,434)	(59,578)	(16,475)	(27,231)

Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000	—	—	—
Loan repayments associated with debt refinancing	(171,328)	—	—	—
Proceeds from issuance of convertible notes	—	—	—	75,000
Payments on senior secured term loans	(7,713)	(45,766)	(1,924)	(38,237)
Payments under lines of credit (net) and other debt instruments	(556)	(10,227)	(6,759)	(2,462)
Payments on deferred liabilities—interest rate swap	(4,748)	(8,588)	(2,951)	—
Tender offer repurchase of common stock, warrants and common stock options	(439,997)	—	—	—
Debt issuance costs	(12,766)	—	—	—
Other	—	—	—	(1,966)

Net cash (used in) provided by financing activities	(12,108)	(64,581)	(11,634)	32,335

(Decrease) increase in cash and cash equivalents	(12,218)	(14,535)	(18,472)	54,978
Cash and cash equivalents:
Beginning of period	34,187	48,722	67,194	12,216

End of period	$21,969	$34,187	$48,722	$67,194

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity (Deficit)

	Common Stock				Accumulated Other Comprehensive Income	Total Shareholder’s Equity (Deficit)
($’s in thousands)	Shares	Amount	Warrants	Retained Earnings
Predecessor Company
Balance, December 31, 2002	17,780,000	$182,380	$22,874	$(532,565)	$(15,366)	$(342,677)
Comprehensive income:
Income before cumulative effect of accounting change				144,780
Cumulative effect of accounting change				(2,754)
Derivative gain, net of $1,601 of deferred taxes					2,316
Comprehensive income						144,342
Dividends on preferred shares (contractual preferred stock dividends for the period ending September 9, 2003 were $14,351)				(3,757)		(3,757)
Reorganization item—accretion of preferred stock				(8,325)		(8,325)
Cancellation of preferred shares upon emergence from bankruptcy				295,096		295,096
Cancellation of predecessor common stock upon emergence from bankruptcy	(17,780,000)	(182,380)				(182,380)
Cancellation of predecessor common stock warrants held by senior noteholders and concurring issuance of new common stock	9,434,000	186,526	(6,889)			179,637
Cancellation of predecessor common stock warrants held by subordinated noteholders and concurring issuance of new common stock	500,000	9,886	(12,200)			(2,314)
Cancellation of predecessor common stock warrants held by preferred stockholders and concurring issuance of new common stock warrants			(635)			(635)
Issuance of new common stock in connection with the issuance of new senior notes	38,000	750				750
Issuance of new common stock in connection with settlement of deferred compensation obligation	28,000	565				565
Cancellation of other predecessor equity interests upon emergence from bankruptcy, net of $6,183 of deferred taxes				107,525	13,050	120,575

Balance, September 9, 2003	10,000,000	$197,727	$3,150	$—	$—	$200,877

NTELOS Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity (Deficit), continued

	Common Stock				Accumulated Other Comprehensive Income	Total Shareholder’s Equity (Deficit)
(In thousands)	Shares	Amount	Warrants	Retained Earnings
Predecessor Reorganized Company
Balance, September 10, 2003	10,000,000	$197,727	$3,150	$—	$—	$200,877
Comprehensive income:
Net income				4,670		4,670

Balance, December 31, 2003	10,000,000	$197,727	$3,150	$4,670	$—	$205,547
Comprehensive income:
Net income				38,312		38,312
Cancellation of shares of senior notes not surrendered for conversion	(34,000)	—
Conversion of senior notes	3,793,000	74,322				74,322

Balance, December 31, 2004	13,759,000	$272,049	$3,150	$42,982	$—	$318,181
Comprehensive loss:
Net loss				(1,717)		(1,717)
Tender offer repurchase of stock, warrants and stock options	(10,364,000)	(437,625)	(2,372)			(439,997)
Tax benefit related to stock option repurchase		7,829				7,829

Balance, May 1, 2005	3,395,000	$(157,747)	$778	$41,265	$—	$(115,704)

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

NTELOS Inc. (hereafter referred to as “NTELOS” or the “Company”) is an integrated communications provider that provides a broad range of products and services to businesses, telecommunication carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, broadband network services, high-speed broadband Internet access (such as Digital Service Line (“DSL”) and wireless modem), and dial-up Internet access.

On January 18, 2005, the Company and certain of its shareholders entered into an agreement (the “Transaction Agreement”) pursuant to which the Company would be recapitalized and sold at a price of $40.00 per share of common stock (Note 2). On February 24, 2005, the Company borrowed $625 million from a new $660 million senior secured credit facility and used these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer of $440 million or approximately 75%, its existing common stock, warrants and options. On May 2, 2005, pursuant to the Transaction Agreement, NTELOS Holding Corp. (“Holdings Corp.”), an entity formed by the third party buyers, acquired all of the Company’s remaining common shares, warrants and options by means of a merger. The recapitalization and sale is described in Note 2.

As further discussed in Note 3, effective May 2, 2005, the Company became a 100% owned subsidiary of Holdings Corp. Holdings Corp. is accounting for the merger under the provisions of Statement of Financial Accounting Standards No 141, Business Combinations (“SFAS No. 141”). Holdings Corp.’s cost of acquiring the Company has been used to establish the new accounting basis for the Company’s assets and liabilities effective May 2, 2005. The presentation of financial information of the Predecessor Company represents the Company’s financial statements for the specified periods prior to and concluding on May 1, 2005.

On March 4, 2003 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Company emerged from the Bankruptcy Court proceedings pursuant to the terms of the Plan of Reorganization on September 9, 2003 (the “Effective Date”). Also pursuant to the Plan of Reorganization, the Company has recognized income and credits from reorganization items relating to the cancellation of its Senior Notes, Subordinated Notes, Preferred Stock, and the reduction in and timing of amounts payable to certain unsecured creditors, net of the concurrent issuance of related new common stock and new common stock warrants. In addition, the Company recognized adjustments for cancellation of its old common stock and old common stock warrants and elimination of its accumulated deficit and accumulated other comprehensive loss as of September 9, 2003. These adjustments, as well as the adjustments made to record the Company’s assets and liabilities at fair value reflect the application of fresh start accounting applied in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”).

As a consequence of the implementation of fresh start accounting, the financial information presented in the consolidated statements of operations, shareholder’s equity (deficit) and cash flows for periods subsequent to the Effective Date is generally not comparable to the financial information presented for the periods prior to the Effective Date. The Company, as it existed on and prior to September 9, 2003, is referred to as the “Predecessor Company” within these consolidated financial statements, and the Company is referred to as the “Predecessor Reorganized Company” for the periods from September 9, 2003 through May 1, 2005. The presentation of consolidated financial information of the Predecessor Company represents the Company’s consolidated financial statements for the specified periods prior to and concluding with the Company’s adoption of fresh start accounting. Details regarding the reorganization transactions and the related fresh start accounting are included in Note 4 below.

Note 2. Merger and Recapitalization Transactions

On January 18, 2005, the Company and certain of its shareholders entered into the Transaction Agreement pursuant to which the Company would be recapitalized and sold to Holdings Corp., an entity formed on January 14, 2005 by Quadrangle Capital Partners LP and Citigroup Venture Capital Equity Partners, L.P., (the “Buyers”), at a price of $40.00 per share of common stock. The recapitalization and sale occurred through a series of transactions as set forth below.

Under the first step in the transaction, on February 24, 2005 the Company borrowed $625 million from a new $660 million senior secured credit facility and used these proceeds to refinance substantially all of its existing indebtedness and repurchase approximately 10,364,000 shares of common stock, 358,000 shares of common stock warrants and 969,000 shares of common stock options (approximately 75% of each) pursuant to a tender offer for $440 million. The purchase price was $40.00 per share for outstanding common stock, $16.27 per share for common stock issuable pursuant to the exercise of a warrant and $20.23 per share for common stock issuable pursuant to the exercise of vested options. The $16.27 per share price for the warrants and the $20.23 per share option price were derived by taking the difference between their respective strike price and the $40.00 per share price for the common stock shares. After the tender offer buyback, the Company had outstanding approximately 3,396,000 common shares, 117,000 warrants and 327,000 options.

On January 24, 2005, the Company provided notice to its common and warrant holders of their rights under the Company’s Shareholders Agreement to participate in the initial sale of securities between the Buyers and significant shareholders (as defined in the “Tag-Along Sale”). On February 24, 2005, immediately after completing the first step of the transaction noted above, Holdings Corp. acquired approximately 821,000 common shares (24.9%) for $40.00 per share and 33,000 warrants (24.9%) for $16.27 per share from certain significant shareholders and other common and warrant holders that elected to participate pursuant to a tag-along offer. As a result of the Tag-Along Sale, the Company’s Shareholders Agreement was amended to provide the Buyers with certain governance rights, including the right to designate two directors to be elected to the Company’s board of directors.

On May 2, 2005, pursuant to the Transaction Agreement, Holdings Corp. acquired all of the Company’s remaining common shares, warrants and options by means of a merger. The merger consideration was $40.00 per share of outstanding common stock, $16.27 per share of common stock issuable pursuant to the exercise of a warrant and $20.23 per share of common stock issuable pursuant to the exercise of options, respectively. Following completion of the merger, the Company became a 100% owned subsidiary of Holdings Corp.

In addition, pursuant to the terms of the Transaction Agreement, on May 2, 2005, the Company disbursed $25.0 million of restricted cash to purchase the remaining equity securities not owned by the Buyers. The Company has also recognized a payable to Holdings Corp. for $5.8 million representing the Company’s obligation to forward to Holdings Corp. the proceeds from the sale and collection on certain identified assets.

Effective with the completion of the merger, the Company’s articles of incorporation were amended and restated resulting in 1,000 authorized common shares and 100 common shares issued and outstanding, with a par value of $0.01 per share.

Note 3. Acquisition

Effective May 2, 2005, Holdings Corp.’s cost of acquiring the Company has been used to establish a new accounting basis for the Company’s assets and liabilities. The aggregate cost basis of Holdings Corp.’s equity in the Company was $125.7 million, inclusive of $12.1 million of transaction costs incurred by Holdings Corp.

Holdings Corp. is accounting for the merger under the provisions of SFAS No. 141. Holdings Corp.’s cost of acquiring the Company has been used to establish the new accounting basis for the Company’s assets and liabilities.

Note 4. Reorganization and Fresh Start Accounting

On the Effective Date, the Company consummated the Plan of Reorganization and emerged from Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in the Company’s capital structure:

•	The cancellation of its 13% Unsecured Senior Notes (“Senior Notes”) and its 13.5% Unsecured Subordinated Notes (“Subordinated Notes”).

•	The cancellation of all outstanding shares of its Redeemable, Convertible Preferred Stock (“Preferred Stock”) and its Predecessor Common Stock and stock warrants.

•	The issuance of $75 million of new 9% convertible notes (“Convertible Notes”) and the repayment of the $32.4 million outstanding revolver balance under its Senior Credit Facility. Additionally, the size of the revolver was decreased from $36 million to $32.4 million.

•	Reduction in obligations to general unsecured creditors with allowed claims in excess of $10,000 to the net present value of 68% of their allowed claims payable in three installments over two years.

As mentioned above, the Company adopted fresh start accounting as of September 9, 2003. Fresh start accounting requires that the Company adjust the historical cost of its assets and liabilities to their fair values as determined by the reorganization value of the Company and that the reorganization value be allocated among the reorganized entity’s net assets in conformity with procedures specified by SFAS No. 141. A reconciliation of the adjustments recorded in connection with the reorganization and the adoption of fresh start is presented below:

NTELOS Inc.

Condensed Consolidated Balance Sheet as of September 9, 2003

	Predecessor Company	Reclassification of Liabilities Subject to Compromise(6)	Effects of Plan of Reorganization(3)	Fresh Start Accounting Adjustments(7)	Predecessor Reorganized Company
(In thousands)	Pre-Confirmation(1)				Post-Confirmation
Assets
Current Assets
Cash and cash equivalents	$26,560	$—	$40,634	$—	$67,194
Accounts receivable, net	29,603	—	—	—	29,603
Inventories and supplies	3,080	—	—	—	3,080
Other receivables and deposits	3,234	—	—	—	3,234
Prepaid expenses and other	4,070	—	—	—	4,070

Total Current Assets	66,547	—	40,634	—	107,181
Securities and Investments	8,319	—	(160)	—	8,159
Property, Plant and Equipment, net	414,673	—	—	(57,803)	356,870
Other Assets
Goodwill, net	84,530	—	(22,875)	(23,207)	38,448
Franchise rights	—	—	—	32,000	32,000
Other intangibles	1,210	—	—	75,290	76,500
Radio spectrum licenses	115,686	—	—	(76,186)	39,500
Deferred charges	4,391	—	480	(1,423)	3,448
Deferred income taxes	6,515	—	—	(6,515)	—

Total Other Assets	212,332	—	(22,395)	(41)	189,896

Total Assets	$701,871	$—	$18,079	$(57,844)	$662,106

NTELOS Inc.

Condensed Consolidated Balance Sheet as of September 9, 2003

	Predecessor Company	Reclassification of Liabilities Subject to Compromise(6)	Effects of Plan of Reorganization(3)		Fresh Start Accounting Adjustments(7)	Predecessor Reorganized Company
(In thousands)	Pre-Confirmation(1)					Post-Confirmation
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$2,390	$14,218	$—		$—	$16,608
Liabilities subject to compromise	707,560	(707,560)	—			—
Accounts payable	13,350	18,249	(1,771)		67	29,895
Advance billings and customer deposits	12,220	701	—		107	13,028
Accrued payroll	3,459	4,804	—		—	8,263
Accrued interest	834	27,418	(28,219)		—	33
Deferred revenue	850	3,813	—		—	4,663
Other accrued liabilities	7,595	2,801	(685)		(433)	9,278

Total Current Liabilities	748,258	(635,556)	(30,675)		(259)	81,768
Liabilities Subject to Compromise	40,942	(40,942)	—		—	—
Long-term Debt	10,799	621,505	(329,824)		(882)	301,598
Long-term Liabilities
Retirement benefits	3,321	23,054	—		6,035	32,410
Deferred income taxes	—	—	—		12,448	12,448
Other	16,005	31,939	(1,752)		(13,695)	32,497

Total Long-term Liabilities	19,326	54,993	(1,752)		4,788	77,355

Minority Interests	508	—	—		—	508

Redeemable Convertible Preferred Stock Subject to Compromise	298,246	—	(298,246	)(4)	—	—

Shareholders’ Equity (Deficit)
Preferred stock	—	—	—		—	—
Common stock	182,380	—	197,727		(182,380)	197,727
Predecessor stock warrants	22,874	—	(22,874	)(5)	—	—
Reorganized stock warrants			3,150	(4)	—	3,150
Retained earnings (accumulated deficit)	(608,098)	—	500,573	(2)	107,525	—
Accumulated other comprehensive loss	(13,364)	—	—		13,364	—

	(416,208)	—	678,576		(61,491)	200,877

Total Liabilities and Shareholders’ Equity (Deficit)	$701,871	$—	$18,079		$(57,844)	$662,106

(1)	The historical balance sheet and the other historical financial statements and data relating to the Predecessor Company do not reflect the effects of fresh start accounting.

(2)	This amount reconciles to the consolidated statement of operations as follows:

(In thousands)
Retained Earnings reorganization net credit adjustments	$500,573
Less reorganization charges recorded prior to or subsequent to the September 9, 2003 emergence date:
Write-off of debt issuance costs in the first quarter 2003	28,066
Write-off of Preferred Stock issuance costs in the first quarter 2003	8,324
Reorganization professional fees and other, incurred throughout 2003	8,520

Consolidated Statement of operations—reorganization items, net credit	$455,663

Reorganization items, net credit, January 1, 2003 through September 9, 2003	$169,036
Reorganization items, net charge , September 10, 2003 through December 31, 2003	(145)
Reorganization item—predecessor preferred stock, credit	286,772

Consolidated Statement of operations—reorganization items, net credit	$455,663

(3)	The adjustments relate to the issuance of new common stock and stock warrants in exchange for certain outstanding notes and other liabilities and the issuance of Convertible Notes as follows:

•	The issuance of 9,433,509 shares of New Common Stock with a value of $186.5 million to holders of Senior Notes and 500,000 shares of New Common Stock with a value of $9.9 million to holders of Subordinated Notes. Holders of Senior Notes received 94.3% of the New Common Stock (or approximately 68% on a fully diluted basis after giving effect to the conversion of the Convertible Notes). Holders of Subordinated Notes received 5% of the New Common Stock (or approximately 3.2% on a fully diluted basis after giving effect to the conversion of the Convertible Notes). The gain on discharge of Senior Notes and Subordinated Notes was determined as follows:

(In thousands)	Senior Notes	Subordinated Notes	Total
Accreted balance of outstanding notes	$280,000	$95,000	$375,000
Accrued unpaid interest	20,265	7,153	27,418
Unamortized note discount	(3,326)	—	(3,326)

Net carrying balance of cancelled outstanding notes	296,939	102,153	399,092
Value of common stock issued	186,527	9,885	196,412

Gain on cancellation of outstanding notes	$110,412	$92,268	$202,680

•	Issuance of 28,560 shares of New Common Stock with a value of $564,712 to a former executive pursuant to the Plan of Reorganization.

•	The issuance of $75.0 million of Convertible Notes with 37,931 shares of New Common Stock, valued at $750,000, to the Participating Noteholders. The Convertible Notes will accrue interest at a rate of 9.0% per annum, payable semi-annually in cash. The Convertible Notes are unsecured and otherwise rank pari passu with all other senior debt. The Convertible Notes are redeemable by the Company during the first two years at a redemption price of 109.0% of face value, for the third year at a redemption price of 104.5% of face value, and redeemable thereafter at face value. The Convertible Notes are convertible at the holders’ option into New Common Stock representing 27.5% of the New Common Stock on an as converted basis, before dilution for conversion of warrants or stock options. Proceeds from the issuance of the Convertible Notes were used to repay approximately $32.4 million of amounts borrowed under the pre-petition Senior Credit Facility revolver loan.

(4)	Represents the cancellation of $112.5 million Series B Preferred Stock and $137.5 million Series C Preferred Stock. Holders of old Preferred Stock interests received 475,624 New Common Stock Warrants to purchase, at an exercise price of $23.73 per share, New Common Stock representing 3% of the fully diluted New Common Stock as summarized below:

(In thousands)
Preferred stock	$250,000
Accrued dividends (paid-in-kind from original issuance)	48,246

Total carrying balance of preferred stock	298,246
Fair value of new warrants	(3,150)

Net adjustment for settlement of preferred stock	$295,096

The company used the Black-Scholes option pricing model to determine the value assigned to the New Common Stock Warrants as of the Effective Date. For purposes of this calculation the volatility factor was assumed to be 41% and the expected life of the New Warrants was assumed to be its maximum term of five years.

(5)	Common and preferred stock detachable warrants previously issued to various holders of preferred stock and debt were cancelled in accordance with the Plan of Reorganization. The balances as of September 9, 2003 were as follows:

(In thousands)
Detachable common stock warrants issued to holders of preferred stock	$3,785
Detachable common stock warrants issued to holders of senior notes	6,889
Detachable common stock warrants issued to holders of subordinated notes	12,200

Total book value of common stock warrants cancelled	$22,874

(6)	Represents the disposition of unpaid liabilities subject to compromise that remain outstanding following settlement of claims as of the Effective Date. All Priority Tax and Non-Tax Claims, Secured Bank Claims and Convenience Claims have been reclassified and presented in their customary financial statement line items at amounts expected to be paid in the ordinary course of business. General Unsecured Claims that are impaired and that will be liquidated in future periods in accordance with the Plan of Reorganization have been adjusted to the amounts expected to be paid.

Following is an analysis of the reclassification and valuation adjustment:

(In thousands)
Liabilities subject to compromise, current		$707,560
Liabilities subject to compromise, long-term		40,942

Total liabilities subject to compromise		748,502
Long-term debt and capital lease obligations		(264,049)
Cancellation of long-term debt and related interest
Principal balance	$(371,674)
Accrued interest	(27,418)

Total debt and interest cancellation		(399,092)
Retirement and post-employment benefits		(23,054)
Interest rate swap agreement		(16,220)
Other long-term liabilities		(15,719)
Priority tax and non-tax claims		(17,359)
Deferred revenues and customer deposits		(4,514)
Other current obligations		(4,082)

Unsecured claims subject to discount		4,413
Recoverable value (68%)		3,001

Net discount adjustment		1,412
Net present value and other settlement adjustments		359

Total adjustments recognized as reorganization item credit		$1,771

Following is an analysis of the distribution of funds for General Unsecured Claims:
Distribution on the Effective Date		$1,351
Distribution on the first anniversary of the Effective Date		900
Distribution on the second anniversary of the Effective Date		750

Total distributions for General Unsecured Claims		$3,001

(7)	The Company has accounted for the reorganization and the related transactions using the principles of “fresh start” accounting as required by SOP 90-7. Following are explanations of the various adjustments:

(a)	The Company has estimated a total reorganization value of $535.3 million, with $200.9 million attributable to new shareholders’ equity. This equity value approximates the mid-point of the equity values derived by the use of accepted valuation models and methodologies employed by the Company’s financial advisors. In addition to this, the Company valued all of the Company’s assets and liabilities except for current assets and liabilities related to operating activity and certain other items that have a readily determinable fair value. This work was performed as of the emergence date and included the valuation of property, plant and equipment, identifiable intangible assets, long-term debt, favorable or unfavorable leases or other contractual obligations. The principal valuation techniques employed utilized a variety and combination of methods such as a market approach, cost approach and income approach. The valuations were prepared based on a number of projections, assumptions, risk assessments, and industry and economic tables and other factors. In accordance with the provisions of fresh start accounting, the historical common stock and retained earnings were eliminated.

(b)

In accordance with SOP 90-7, the reorganization value has been allocated to specific tangible and identifiable intangible assets and liabilities. The excess of the Company’s historical tangible and identified intangible assets over the reorganization value is reflected as an adjustment to record these assets and liabilities at their fair value. As a result of this valuation work, property, plant and equipment, goodwill and radio spectrum licenses were written down by approximately $57.8 million, $23.2 million and $76.2 million, respectively. The write-downs related to radio spectrum licenses and goodwill are largely impacted by the total enterprise value of the underlying segments and the specific identification of intangible assets with specific value, such as the franchise right value associated with the rural local exchange carrier (“RLEC”) segment and the value associated with “other intangible assets” which is comprised of customer intangibles ($67.0 million) and trademarks ($9.5 million). Also, the deferred tax asset related to the interest rate swap agreement was eliminated. In addition to the changes in assets, adjustments were made to certain long-term liabilities, such as deferred gains, various retirement obligations (Note 14), deferred income taxes (Note 12) and long-term debt (Note 9). The balance of post-confirmation goodwill included $5.5 million of goodwill in the wireline cable business which was sold on September 19, 2003.

(c)	The amount of shareholders’ equity in the fresh start balance sheet is not an estimate of the trading value of the New Common Stock after confirmation of the Plan, the value of which is subject to many uncertainties. The Company does not make any representation as to the trading value of the New Common Stock and New Warrants issued pursuant to the Plan.

Note 5. Significant Accounting Policies

ACCOUNTING ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FINANCIAL STATEMENT CLASSIFICATION: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2005. The Company has included bad debt expense in customer operations expense for all periods presented. Previously, the Company had reported operating revenues net of bad debt expense.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those limited liability corporations where the Company, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: The Company recognizes revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue over the service period.

With respect to the Company’s wireline and wireless businesses, the Company earns revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are sold at prices below cost, based on the terms of service contract. The Company recognizes the entire cost of the handsets at the time of sale, rather than deferring such costs over the service contract period.

Nonrefundable PCS activation fees and the portion of the activation costs directly related to acquiring new customers (primarily activation costs and sales commissions) are deferred and recognized ratably over the estimated life of the customer relationship ranging from 12 to 24 months. Similarly, in the rural local exchange carrier (“RLEC”) and competitive wireline segments the Company charges nonrefundable activation fees for certain new service activations. Such activation fees are deferred and recognized ratably over 5 years. Direct activation costs exceed activation revenues in all cases. The Company defers direct activation costs up to but not in excess of the related deferred revenue.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Element Deliverables. The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF No. 00-21 has required evaluation of each arrangement entered into by the Company for each type of sales transaction and each sales channel. The adoption of EITF No.00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF No. 00-21, previously deferred revenues and costs continued to be amortized over the remaining estimated life of a subscriber, not to exceed 24 months.

Revenue and costs for activations at third party retail locations and related to the Company’s segments other than wireless continue to be deferred and amortized over the estimated lives as prescribed by Securities and Exchange Commission’s Staff Accounting Bulletin 101 as amended by staff accounting Bulletin 104 (collectively referred to as “SAB No. 104”). The adoption of EITF No. 00-21 had the effect of increasing equipment revenue and related customer operations expenses for the Predecessor Reorganized Company for the period January 1, 2005 through May 1, 2005, for the year ended 2004 and for the period September 10, 2003 through December 31, 2003 by $0.6 million, $0.1 million and $0.4 million respectively. The effect on the Predecessor Company for the period January 1, 2003 through September 9, 2003 was $0.3 million. These revenues and costs otherwise would have been deferred and amortized. The amounts of deferred revenue and costs under SAB No. 104 at December 31, 2004 and December 31, 2003 were approximately $0.9 million and $0.8 million, respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2004 and December 31, 2003, total cash equivalents, consisting of a business investment deposit account and other amounts on deposit, were $32.1 million and $46.1 million, respectively.

TRADE ACCOUNTS RECEIVABLE: The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The carrying amount of the Company’s trade accounts receivable approximates fair value. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain of its sales. The Company maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expenses in customer operations expense in the consolidated statement of operations. Bad debt expense for the Predecessor Reorganized Company for the period January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and for the period September 10, 2003 through December 31, 2003 was $2.3 million, $7.2 million and $3.1 million, respectively. Bad debt expense for the Predecessor Company for the period January 1, 2003 through September 9, 2003 was $6.6 million.

SECURITIES AND INVESTMENTS: Investments held by the Company are typically required holdings purchased in connection with debt instruments or are acquired through settlement of a receivable. The Company’s current senior debt holdings prohibit speculative investment purchases. Management’s policy for investments is to determine the appropriate classification of securities at the date of purchase and continually thereafter. Currently, all investments are accounted for under the cost method as the Company does not have significant ownership in equity securities and there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value.

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS: Long-lived assets include property and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 4 to 40 years, with an average life of approximately 13 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At May 1, 2005, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2004 and 2003, other intangibles were comprised of trademarks and customer intangibles. Trademarks are amortized over 15 years and customer intangibles are amortized over 5 to 25 years.

Amortization for other intangibles of the Predecessor Reorganized Company for the period January 1, 2005 to May 1, 2005, for the year ended December 31, 2004 and for the period September 10, 2003 through December 2003 was $1.6 million, $4.9 million and $1.5 million, respectively. Amortization of other intangibles of the Predecessor Company was $0.9 million for the period January 1, 2003 through September 9, 2003.

In 2004, the Company recorded net adjustments of $2.1 million to the Goodwill balances recorded at the September 10, 2003 fresh-start balance sheet date of the Predecessor Reorganized Company primarily relating to the $5.5 million realization of tax net operating loss assets that existed on September 10, 2003 that were previously fully reserved (Note 12), offset by a $3.4 million net charge relating to final fresh start adjustments for the valuation of certain fixed assets and current liabilities.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning January 1, 2003. Accordingly, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations. Previously, the Company recognized amounts related to asset retirement obligations as operating expense when the specific work was performed.

The Company recorded the effect of the adoption of this standard as of January 1, 2003 in its statement of operations by reporting a $2.8 million charge for the cumulative effect of this accounting change. There is no income tax impact on this amount as the $1.1 million income tax benefit is fully offset by the related valuation allowance (see Note 12). Additionally, $5.6 million of asset retirement obligations were recorded along with the net book value of $2.7 million of retirement obligation assets. In addition to the cumulative effect impact reported in the statement of operations, the Company reported depreciation charges related to the retirement obligation assets and accretion expenses related to the asset retirement obligations for the period ended September 9, 2003 (Predecessor Company) of $0.3 million and $0.4 million, respectively. These depreciation charges and accretion expenses for the Predecessor Reorganized Company for the period January 1, 2005 through May 1, 2005 were $0.2 million and $0.3 million respectively, for the year ended 2004 were $0.5 million and $0.7 million, respectively, and for the period September 10, 2003 through December 31, 2003 were $0.1 million and $0.2 million, respectively.

The Company enters into long-term leasing arrangements primarily for tower sites and retail store locations in its wireless segment. Additionally, in its wireline operations, the Company enters into various facility co-location agreements and is subject to locality ordinances. In both cases, the Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. The following table describes the changes to the Company’s asset retirement obligations liability, which is included in long-term deferred liabilities (in thousands):

	Predecessor Reorganized Company	Predecessor Reorganized Company
	December 31, 2004	December 31, 2003
Asset retirement obligations at end of prior year	$6,278	$—
Liability recognized in transition	—	5,484
Additional asset retirement obligations recorded	124	132
Accretion of asset retirement obligations	680	662

Asset retirement obligations at year end	$7,082	$6,278

INVENTORIES AND SUPPLIES: The Company’s inventories and supplies consist primarily of items held for resale such as PCS handsets, pagers, wireline business phones and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, over a period equal to the term of the related debt instrument. Deferred financing costs related to the First Lien Term Loan and the Second Lien Term Loan was being amortized over a period of 6 1/2 to 7 years. Amortization of deferred financing costs is included in interest expense and was $0.3 million for the Predecessor Reorganized Company period beginning on the February 24, 2005 closing date of the new financing through May 1, 2005. These deferred financing costs, which totaled $12.4 on May 1, 2005, were eliminated on May 2, 2005 upon application of purchase accounting and recording the related debt instrument at fair value.

The Company had deferred financing costs associated with previous financings. Amortization of these costs for the Predecessor Reorganized Company period January 1, 2005 to February 23, 2005, for the year ended December 31, 2004 and for the period September 10, 2003 through December 2003 was $0.3 million, $0.2 million and $0.1 million, respectively. Amortization of these costs of the Predecessor Company was $0.5 million for the period January 1, 2003 through September 9, 2003.

ADVERTISING COSTS: The Company expenses advertising costs and marketing production costs as incurred.

PENSION BENEFITS: The Company sponsors a non-contributory defined benefit pension plan covering all employees who meet eligibility requirements and were employed prior to October 1, 2003. The defined benefit pension plan was closed to employees employed on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65. The Company’s funding policy has been to contribute to the plan based on applicable regulatory requirements. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes a minimum funding requirements for defined benefit pension plans whereby the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members of an underfunded plan. Contributions are made to stay above this threshold and are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. Effective April 1, 2003, the Company reinstated its policy to contribute 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service.

RETIREMENT BENEFITS OTHER THAN PENSIONS: NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after January 1994 are not eligible for these benefits. The Company’s share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

INCOME TAXES: Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK-BASED COMPENSATION: The Company accounts for stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and the revised disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123.

Upon the effective date of the Plan of Reorganization, all options under the Predecessor Company stock option plan were cancelled and the plan was terminated. On September 16, 2003, the Predecessor Reorganized Company adopted a new stock option plan for purposes of retaining key employees and enabling them to participate in the future success of the Company (Note 15).

On February 24, 2005, approximately 75% of the then outstanding stock options were purchased at a price of $20.23 per share issuable pursuant to the settlement of vested options as part of the tender offer transaction. On May 2, 2005, the remaining 25% of the stock options vested pursuant to the change in control terms in the stock option agreements and were purchased at a price of $20.23 per share in connection with the closing of the Merger (Notes 2 and 3).

Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company’s (loss) income applicable to common shares would have been as follows (in thousands, except per share data):

	Predecessor Reorganized Company			Predecessor Company
	January 1, 2005 through May 1, 2005	Year ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 9, 2003
(Loss) Income applicable to common shares, as reported	$(1,717)	$38,312	$4,670	$425,041
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	740	739	925	898

(Loss) Income applicable to common shares, pro forma	$(2,457)	$37,573	$3,745	$424,143

(Loss) earnings per common share:
Basic—as reported	$(0.21)	$3.50	$0.47	$23.91
Basic—pro forma	$(0.31)	$3.43	$0.37	$23.86
Diluted—as reported	$(0.21)	$3.04	$0.49	$23.91
Diluted—pro forma	$(0.31)	$2.99	$0.42	$23.86

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0%; risk-free interest rate of 2.5% for all periods in 2003 through May 1, 2005; expected life of 5 years for all periods in 2003 through 2005; and, a price volatility factor of 65.7% to

92.4% for the Predecessor Company periods ended September 9, 2003. In accordance with the provisions of SFAS No. 123 for non-public companies, a price volatility factor was not required or used for all Predecessor Reorganized Company periods.

EARNINGS (LOSS) PER COMMON SHARE: All earnings (loss) per share amounts are calculated in accordance with SFAS No. 128. Basic and diluted earnings (loss) per share is presented for income (loss) applicable to common shares before cumulative effect for accounting change and for income (loss) applicable to common shares. The numerator for both basic and diluted earnings (loss) per share is net of the dividend requirements and reorganization items on preferred stock. For basic earnings (loss) per common share, the denominator is the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental shares of common stock issuable upon the conversion of the convertible preferred stock and convertible notes (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. In the case of a loss per common share, net of dividend requirements and reorganization items on preferred stock, the denominator for the diluted per common share calculation is average basic shares outstanding, as using average diluted shares outstanding would result in an antidilutive effect.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standard No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS No. 107”), requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133 and 138”). SFAS Nos. 133 and 138 require all derivatives to be measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 11).

RECENT ACCOUNTING PRONOUNCEMENTS: In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate that the implementation of FIN 47 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and its related interpretations.

The Company is required to adopt SFAS No 123R no later than January 1, 2006. The Company does not believe that the effects of adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 6. Disclosures about Segments of an Enterprise and Related Information

The Company manages its business segments with separable management focus and infrastructures.

Wireless PCS: The Company’s wireless PCS business carries digital phones and services, marketed in the retail and business-to-business channels throughout much of Virginia and West Virginia. The Company’s Wireless PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market currently serves a populated area of 3.4 million people primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The region was added in July 2000 from the PrimeCo VA acquisition. The Virginia West market currently serves a populated area of 2.2 million people in central and western Virginia primarily through the Virginia PCS Alliance, L.C. (“VA Alliance”), a 97% majority owned Limited Liability Company. The West Virginia market is served by West Virginia PCS Alliance, L.C. (“WV Alliance”), a wholly owned limited liability company, and currently serves a populated area of 1.6 million people primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not active, that currently cover a populated area of approximately 1.4 million people.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a wholesale network access agreement with Sprint Nextel entered into in June 2004. Prior to this, the Company had a wholesale network access agreement with Horizon Personal Communications, Inc., a Sprint affiliate (Note 16). Revenue from these wholesale service agreements was $19.9 million, $51.6 million, $14.3 million, and $18.6 million for the Predecessor Reorganized Company period from January 1, 2005 through May 1, 2005, for the year ended 2004 and the period from September 10, 2003 through December 31, 2003, and the Predecessor Company period January 1, 2003 through September 9, 2003, respectively.

RLEC: The Company has RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. NTELOS Inc. has owned one of these for over 100 years and the other was added in early 2001 through a merger with R&B Communications, Inc. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. Principal products offered by this segment are local service, which includes advanced calling features, network access, long distance toll and directory advertising.

Competitive wireline: In addition to the RLEC services, the Company directly or indirectly owns 1,900 route miles of fiber optic network and provides transport services for long distance, Internet and private network services. Much of this network is located in regions that the Company sells products and services or provides connections for and between markets the Company serves. The Company’s network is connected and marketed through Valley Network Partnership (“ValleyNet”), a partnership of three nonaffiliated communications companies that have interconnected their networks to a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Charleston, WV.

The Company also offers competitive local exchange carrier (“CLEC”) services. Through its wholly owned subsidiaries certified in Virginia, West Virginia and Tennessee, it currently provides CLEC service in 16 geographic markets. The Company has a facilities based strategy, offering broadband service applications such as Ethernet, PRI connections and competitive access utilizing its fiber network. Also within this segment, the Company provides Internet access services through a local presence in 54 markets in Virginia, West Virginia and Tennessee. The Company’s focus with internet has shifted to concentrate efforts on broadband service offerings. Metro Ethernet, dedicated high-speed access, integrated access, digital subscriber line (“DSL”) and portable broadband are the primary broadband products. These operations are managed as one consolidated operation within a single segment due to the interdependence of network and other assets and functional support.

Other: Other communications services includes certain unallocated corporate related items, as well as results from the Company’s paging, other communication services and wireline and wireless cable businesses, which are not considered separate reportable segments. The wireline cable business was sold in 2003 (Note 8) and the wireless cable business discontinued its operations in first quarter 2004. Wireless cable was not accounted for as a discontinued operation as the financial position, results of operations and cash flows of this business were immaterial to the consolidated financial statements during 2003 and 2004. Total unallocated corporate operating expenses were $0.9 million, $2.8 million, $0.5 million, and $5.0 million for the Predecessor Reorganized Company period January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and the period from September 10, 2003 through December 31, 2003, and the Predecessor Company period January 1, 2003 through September 9, 2003, respectively. In addition, restructuring charges were $15.4 million, $0.8 million, and $2.4 million for the Predecessor Reorganized Company for the periods January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and for the Predecessor Company period January 1, 2003 through September 9, 2003, respectively.

The Company has one customer that accounted for greater than 10% of its revenue during the year ended 2004 and the 2005 periods. Revenue from this customer was primarily derived from a wireless PCS wholesale contract and RLEC and competitive wireline segments’ network access. The percent of operating revenue from this customer for the Predecessor Reorganized Company periods January 1, 2005 through May 1, 2005 and for the year ended 2004 were approximately 18% and 10%, respectively.

Summarized financial information for the Company’s reportable segments is shown in the following table. On the Statement of Operations, the wireless communications revenue caption is exclusively comprised of the wireless PCS segment and the wireline communications revenue captions is comprised of the RLEC and the competitive wireline segments.

(in thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
Predecessor Reorganized Company
For the period January 1, 2005 through May 1, 2005
Operating Revenues	$89,826	$18,834	$16,674	$343	$125,677
Operating Income (Loss)	12,205	10,611	2,595	(7,762)	17,649
Depreciation & Amortization	16,768	3,618	3,308	105	23,799
Accretion of Asset Retirement Obligations	231	4	13	4	252
Gain on Sale of Assets	(51)	—	(21)	(8,670)	(8,742)
Capital and Operational Restructuring Charges	—	—	—	15,403	15,403
As of and for the year ended December 31, 2004
Operating Revenues	$234,682	$56,280	$48,971	$1,769	$341,702
Operating Income (Loss)	20,722	28,998	9,773	(4,929)	54,564
Depreciation & Amortization	44,557	11,239	8,740	639	65,175
Accretion of Asset Retirement Obligations	605	12	37	26	680
Capital and Operational Restructuring Charges	—	—	—	798	798
Total Segment Assets	290,624	154,867	87,101	2,687	535,279
Corporate Assets					85,178

Total Assets					$620,457

(in thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
As of December 31, 2003 and for the period September 10, 2003 through December 31, 2003
Operating Revenues	$66,769	$17,159	$15,275	$962	$100,165
Operating Income (Loss)	138	8,419	2,852	(731)	10,678
Depreciation & Amortization	11,546	3,741	3,267	306	18,860
Accretion of Asset Retirement Obligations	201	6	18	—	225
Total Segment Assets	316,720	161,402	82,679	2,931	563,732
Corporate Assets					86,491

Total Assets					$650,223

Predecessor Company
For the period January 1, 2003 through September 9, 2003
Operating Revenues	$132,766	$36,193	$34,910	$3,920	$207,789
Operating Income (Loss)	(14,927)	18,538	7,627	(8,357)	2,881
Depreciation & Amortization	36,010	6,044	7,731	1,439	51,224
Accretion of Asset Retirement Obligations	409	4	24	—	437
Asset Impairment Charge	—	—	—	545	545
Capital and Operational Restructuring Charges	—	—	—	2,427	2,427

Note 7. Asset Impairment Charges

The Company performed its annual SFAS No. 142 impairment testing on goodwill and indefinite lived intangible assets for 2004 on October 1, 2004. Based on the results of this testing, goodwill and indefinite lived intangible assets were determined to be unimpaired at October 1, 2004. The Company reviewed the results of the October 1, 2004 testing as of December 31, 2004 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2004.

During the period ended September 9, 2003, the Company determined that there was sufficient evidence of impairment indicators to warrant impairment testing of the Company’s wireline cable operations. Due to the customer decline and its effect on the selling price of this business, the goodwill of this business was determined to be impaired and, therefore, the Company recorded a $0.5 million asset impairment charge during the period ended September 9, 2003. The Company closed on the sale of this business on September 19, 2003.

As discussed in Note 4, all other long lived assets required to be tested under the provisions of SFAS No. 142 and SFAS No. 144 were revalued in the Company’s application of fresh start accounting. There were no significant changes within the Company or in industry or general economic external factors from the September 9, 2003 reorganization date to October 1, 2003, the date the Company has chosen to perform its annual SFAS No. 142 impairment testing or through December 31, 2003.

Note 8. Asset Dispositions

On November 18, 2004, the Company signed an agreement to sell certain inactive PCS licenses covering a population of approximately 2 million in Pennsylvania for $15.5 million. Each license covered 10 MHz of spectrum.

The book value of these licenses was $10.0 million. Final closing occurred in February 2005, with the Company recognizing net proceeds of $15.2 million and recognized a gain of $5.2 million.

On November 11, 2004, the Company signed an agreement to sell all of the MMDS spectrum licenses, spectrum leases and wireless cable equipment in the Richmond, VA market for a minimum of $4.2 million and up to $5.0 million, conditioned on the satisfactory completion of certain deliverables. Additionally, the Company assigned all spectrum leases and tower leases for this market to the buyer. The book value of the licenses is $1.5 million and the equipment assets have a book value of less than $0.1 million. During the period ending May 1, 2005 the Company closed on the sale of substantially all of these assets and recognized net proceeds of $4.8 million and recognized a gain of $3.5 million.

On December 31, 2003, the Company sold a vacant building, the underlying land and certain equipment for its net book value of $1.8 million.

On September 19, 2003, the Company closed on the sale of the wireline cable business at its book value of $7.6 million and, in connection with this asset sale, made a mandatory payment on the Senior Credit Facility of $1.9 million. The Company did not reclassify the wireline cable business as a discontinued operation in the statements of operations as the operating results of this business are immaterial to the Company’s consolidated results of operations. The revenues and net loss of the wireline cable business for the period January 1, 2003 through the September 19, 2003 sale date were $1.2 million and $0.7 million, respectively, which represent .5% of both the consolidated revenues and net income.

On May 6, 2003, the Company closed on the sale of its Portsmouth, Virginia call center building for its book value of $6.9 million. This 100,000 square foot facility housed part of the Company’s wireless customer care center and certain other support personnel, as well as provided $0.7 million of annual rental income from third party tenants. The Company continues to occupy 7,000 square feet of the facility through a seven year operating lease agreement. The customer care operations have been transitioned to other Company owned or leased facilities. In connection with this transition, the Company incurred approximately $0.7 million of transition related costs such as severance costs, training and duplicated employee costs during the transition period, and additional facility rental expense. In accordance with the April 17, 2003 court orders approving this transaction, the net proceeds from this sale were applied against the $325 million Senior Credit Facility entered into on September 9, 2003 (the “Senior Credit Facility”).

Note 9. Long-Term Debt

As of December 31, 2004 and December 31, 2003, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2004	December 31, 2003
Variable rate Senior Credit Facility	$169,176	$216,432
6.25% to 7.0% Notes payable secured by certain PCS radio spectrum licenses	4,413	6,360
5.0% to 6.05% Notes payable secured by certain assets	4,974	5,095
9.0% Unsecured Senior Convertible Notes	—	74,273
Capital lease obligations	1,688	8,143

	180,251	310,303
Less current portion	10,460	17,860

Long-Term Debt	$169,791	$292,443

Long-term debt, excluding capital lease obligations

2005 Financing

On February 24, 2005, the Company entered into $660 million of Senior Secured Credit Facilities (the “Facilities”) consisting of (i) a $400 million, 6.5 year, first-lien term loan facility (the “First Lien Term Loan”), (ii) a $35 million, 5-year, revolving credit facility (the “Revolving Credit Facility”), and (iii) a $225 million, 7 year, second-lien term loan facility (the “Second Lien Term Loan”).

The Company borrowed $625 million under the First and Second Lien Term Loans and used the proceeds to retire the remaining obligations under its existing $325 million Senior Credit Facility entered into on September 9, 2003 (the “Senior Credit Facility”), the existing interest rate swap agreements, 6.25% to 7.0% Notes payable secured by certain PCS radio spectrum licenses and 5.0% to 6.05% Notes payable secured by certain assets for an aggregate disbursement of approximately $183 million. Based on the Company’s application of fresh start accounting (effective September 9, 2003), the 5.0% to 6.05% notes payable carrying value had been reduced below the face value based on fair value interest rates of 7.1% to 8.9%. At the date of retirement, the difference between face value and carrying value of approximately $0.8 million was recorded as a component of interest expense.

In connection with the retirement described above, the Company recorded interest expense of approximately $0.3 million related to the write-off of deferred debt issuance costs. Additionally, in connection with the retirement of the portion of the original Senior Credit Facility held by RTFC, the investment in RTFC subordinated capital certificates of $7.2 million was netted and accordingly reduced the principal due at the time of the retirement.

The First Lien Term Loan matures in 6.5 years, with quarterly payments of $1 million for the initial 5.5 years, with the remainder due in equal quarterly payments over the year prior to maturity. The Revolving Credit Facility provides for borrowings up to $35 million for five years and is payable in full at maturity. The Second Lien Term Loan matures in 7 years and is payable in full at maturity. The First Lien Term Loan bears interest at rates 2.5% above the Eurodollar rate or 1.5% above the Federal Funds rate, with a 25 basis point reduction in each of these rates when the Company’s leverage ratio is equal to or less than 4.0:1.0, as defined in the agreement. The Second Lien Term Loan bears interest at rates 5.0% above the Eurodollar rate or 4.0% above the Federal Funds rate. Interest on the First and Second Lien Term Loans is due and payable monthly. The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of the Company and all material subsidiaries, as guarantors, excluding the regulated telephone companies. The Second Lien Term Loan is secured by a second priority interest in all collateral pledged to the First Lien Term Loan and Revolving Credit Facility. The First Lien Term Loan contains various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements and a limitation on future capital expenditures and dividends. The Second Lien Term Loan contains various restrictions and conditions including customary incurrence based covenants. The Second Lien Term Loan contains a 2% prepayment premium prior to its first anniversary date and a 1% prepayment premium prior to its second anniversary date.

In connection with the transactions described above, NTELOS Inc. deferred debt issuance costs of approximately $12.8 million which were being amortized to interest expense over the life of the Facilities. Amortization of these costs for the February 24 through May 1, 2005 was $0.4 million. At May 1, 2005, the Company had a $12.4 million unamortized balance of debt financing costs related to the First Lien Term Loan and the Second Lien Term Loan. Through purchase accounting, on May 2, 2005 the deferred financing fees were considered in determining the fair value of the debt and thus this balance was eliminated.

The aggregate maturities of long-term debt outstanding, excluding capital lease obligations, based on the contractual terms of the instruments are $4.0 million per year from 2005 through 2009, $97.3 million in 2010 and $507.7 million thereafter.

2003 and 2004 Financing

On March 4, 2003, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (see Notes 1 and 4). In addition, the Company did not make the scheduled semi-annual interest payments due on February 18, 2003 on its 13% Senior Notes (“Senior Notes”) due 2010 and 13.5% Subordinated Notes (“Subordinated Notes”) due 2011 of $18.2 million and $6.4 million, respectively.

On September 9, 2003, the Company emerged from bankruptcy. In connection with the emergence, the Company cancelled its Senior Notes and Subordinated Notes which had carrying values, net of unamortized discounts, of $276.7 million and $95.0 million, respectively, and total accrued and unpaid interest of $27.4 million (Notes 1 and 4).

The Company had a balance outstanding under the Senior Credit Facility of $169.2 million and $216.4 million as of December 31, 2004 and December 31, 2003, respectively. On February 24, 2005, in connection with a series of equity transactions, the Company borrowed $625 million from a new $660 million Senior Secured Credit Facility and used these proceeds to liquidate all of the existing indebtedness with the exception of the capital lease obligations and to repurchase approximately 75% of its existing common stock, warrants and options (Note 2).

The Senior Credit Facility outstanding at December 31, 2004 and 2003 contained a tranche A term loan, tranche B term loan, tranche C term loan and a revolving credit facility and was secured by substantially all assets not secured against other senior debt. At December 31, 2004, the amounts outstanding were $19.5 million, $91.0 million, $58.7 million and $0, respectively, with $32.4 million available under the revolving credit facility. At December 31, 2003, the amounts outstanding relative to each of these was $45.4 million, $98.7 million, $72.3 million and $0, respectively, with $32.4 available under the revolving credit facility. Commitment fees are incurred on the unused portion of the revolving credit facility. The Senior Credit Facility loans began maturing in 2002 with a $0.5 million principal payment on the tranche B term loan made quarterly beginning in third quarter 2002 and a $1.3 million principal payment on the tranche A term loan made quarterly beginning in third quarter 2003. The Senior Credit Facility had maturities which totaled $7.2 million during 2004. Final maturity was 2008. The Senior Credit Facility also required that a percentage of asset sale proceeds be used to repay the outstanding balance of the tranche A, B and C term loans. For fiscal year 2004 and 2003, net proceeds from assets sales used to paydown the Senior Credit Facility were $0.1 million and $8.2 million, respectively. The loans bore interest at rates of 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The loans contained certain financial covenants and restrictions to their use.

On September 30, 2004, the Company made an optional prepayment on the Senior Credit Facility of $40.0 million that reduced the remainder of the required future quarterly mandatory payments due for tranche A and tranche B through 2008 and 2007, respectively.

The Company incurred loan origination fees and other closing costs related to the Senior Credit Facility totaling $19.9 million. In accordance with SOP 90-7, these costs were written off and recorded as reorganization items in the first quarter of 2003. Loan origination fees and closing costs for the amended Senior Credit Facility totaling $0.5 million were recorded at emergence as deferred charges and are being amortized over the life of the facility and had a net balance of $0.3 million at December 31, 2004.

On September 9, 2003, the Company issued $75 million of new 9% Unsecured Senior Convertible Notes (“Convertible Notes”), along with 37,931 shares of New Common Stock, valued at 1% of the purchase price or $750,000. The Convertible Notes were recorded net of the $750,000 fair value of common stock and were being accreted as interest expense up to the face value under the effective interest method over the ten year term of the instrument. Interest was paid on the Convertible Notes semi-annually.

On September 30, 2004, the Company converted the Convertible Notes to 3,793,116 shares of Common Stock. At the date of conversion, the book value of the Convertible Notes, net of the unaccreted discount, was $74.3 million. Therefore, the book value of the 3.8 million shares of Common Stock issued upon conversion was $19.594 per share.

Based on the Company’s application of fresh start accounting, the 5.0% to 6.05% Notes payable carrying value was reduced $0.9 million below the face value based on fair value interest rates of 7.1% to 8.9%.

Blended interest rates and future maturities

The Company’s blended interest rate on its long-term debt as of December 31, 2004 and 2003 was 9.6% and 8.8%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has certain equipment capital leases entered into in 2000, all of which mature in 2005. The Company also enters into capital leases on vehicles used in its operations with lease terms of 4 to 5 years. At December 31, 2004, the net present value of the future minimum lease payments on vehicles is $0.9 million which is net of the amounts representing interest of $0.1 million. The principal portion of these future maturities are as follows: $0.3 million in 2005, $0.4 million in 2006, and $0.2 million in 2007.

Note 10. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

	Predecessor Reorganized Company			Predecessor Company
(In thousands)	January 1, 2005 through May 1, 2005	Year ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 30, 2003
Cash payments for:
Interest	$7,829	$27,563	$7,302	$15,034
Income taxes, net of refunds received	103	1,058	429	529
Pension and other retirement plan contributions and distributions	$7,980	$2,240	$3,583	$—
Non-cash financing activity: Conversion of convertible Notes (Note 9)	$—	$74,322	$—	$—

Within the cash payments for interest amounts in the above table, $1.1 million, $8.9 million, $2.8 million, and $6.0 million relate to interest paid on the interest rate swap agreements for the Predecessor Reorganized Company period January 1 through May 1, 2005, for the year ended December 31, 2004, the period from September 10, 2003 through December 31, 2003 and the Predecessor Company period January 1, 2003 through September 9, 2003, respectively.

As discussed in Note 3, pursuant to the Transaction Agreement, the Company was required to move proceeds from the sale of certain assets into a segregated account and disbursed these funds on the May 2, 2005 merger closing date as part of the consideration used to purchase the remaining security interest not owned by the Buyers. The amount paid to the Buyers from this account was $25.0 million. In addition, the Company has recognized a payable to Holdings Corp. for $5.8 million representing the Company’s obligation to remit to Holdings Corp. the proceeds from the sale and collection on certain identified assets. Receipt of these funds is expected prior to December 31, 2005.

Note 11. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. The following is a summary by balance sheet category:

Cash and Short Term Investments

The carrying amount approximates fair value because of the short-term maturity of those instruments.

Long Term Investments

At December 31, 2004, the Company’s principal investment was $7.6 million in restricted investments, $7.2 million of which were RTFC subordinated capital certificates (“SCC”) and $0.3 million of which was stock held with the RTB. Both were required holdings related to the Company’s associated debt with these entities. These debt obligations were retired on February 24, 2005 (Note 9). As discussed in Note 9, in connection with the retirement of the portion of the original Senior Credit Facility held by RTFC, the Company’s investment in SCCs was liquidated. In connection with the application of purchase accounting on May 2, 2005, the Company’s investment in RTB was valued at $2.5 million based on discounted cash flow of anticipated future dividends based on historical trends of RTB dividend payments to the class C stock (Note 3). At December 31, 2004, this and all other investments carried under the cost method are high quality instruments. For all periods prior to May 2, 2005, a reasonable estimate of fair value could not be made without incurring excessive costs for investments with no quoted market prices. Additional information regarding the Company’s investments is included in Note 13.

Interest Rate Swaps

Pursuant to the requirements of the new Senior Secured Credit Facility, on February 24, 2005 the Company entered into a new interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. This swap agreement has maturities up to three years and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month US dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 3.21% on the May 2, 2005 merger transaction closing date. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swaps.

For the Predecessor Reorganized Company period February 24, 2005 through May 1, 2005 this swap agreement was not designated as a cash flow hedge for accounting purposes per the provisions of SFAS No. 133 and therefore the changes in market value of the swap agreement were recorded as a charge or credit to interest expense. On May 1, 2005, the swap had a fair value of a $0.7 million liability.

During September 2000, in accordance with conditions of the Senior Notes, the Company entered into two interest rate swap agreements with aggregate notional amounts of $162.5 million, with maturities of up to 5 years, to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of December 31, 2004 and 2003 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.67% and 1.24% for 2004 and 2003, respectively. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The Company retired these swap agreements for $4.1 million on February 24, 2005 commensurate with the retirement of the related Senior Credit Facilities.

The fair values of the interest rate swap agreements are based on dealer quotes. At May 1, 2005, the Company had no exposure to credit loss on interest rate swaps. The fair value of the interest rate swap agreements at December 31, 2004 and 2003 was a liability of $4.7 million and $13.8 million, respectively.

Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2004 and 2003, the Company had no exposure to credit loss on interest rate swaps.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Company’s Board of Directors.

Debt Instruments

On May 1, 2005, the Company’s First and Second Lien Term Loans totaled $624.0 million. Of this amount, $311.5 million was not subject to the new swap agreement. Similarly, on December 31, 2004, the Company’s Senior Credit Facility totaled $169.2 million. Of this amount, $6.7 million was not subject to the former swap agreements. Therefore, the Company had variable rate exposure related to this amount. As indicated in the table below, the Company believes the face value of the senior debt approximates its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2004 and 2003:

Financial Instruments (In thousands)	Face amount			Carrying amount	Fair value
December 31, 2004
Nonderivatives:
Financial assets:
Cash and short-term investments		$34,187		$34,187	$34,187
Long-term investments for which it is:
Practicable to estimate fair value	$	N/A		$7,556	$7,556
Not practicable to estimate fair value		N/A		115	115
Financial liabilities:
Non-marketable long-term debt		$181,021		$180,251	$180,251
Derivatives relating to debt:
Interest rate swaps		$162,500	*	$4,749	$4,749
December 31, 2003
Nonderivatives:
Financial assets:
Cash and short-term investments		$48,722		$48,722	$48,722
Long-term investments for which it is:
Practicable to estimate fair value	$	N/A		$7,829	$7,829
Not practicable to estimate fair value		N/A		338	338
Financial liabilities:
Non-marketable long-term debt and convertible notes		$312,159		$310,303	$310,303
Derivatives relating to debt:
Interest rate swaps		$162,500	*	$13,844	$13,844

*	Notional amount

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows for the periods indicated below:

	Predecessor Reorganized Company			Predecessor Company
(In thousands)	January 1, 2005 through May 1, 2005	Year ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 9, 2003
Current tax expense:
Federal	$—	$—	$—	$—
State	379	1,001	258	706

	379	1,001	258	706

Deferred tax expense (benefit):
Federal	6,082	12,567	1,513	51,084
State	1,264	2,381	293	9,360
Valuation allowance for temporary differences	425	(14,948)	(1,806)	(60,444)

	7,771	—	—	—

	$8,150	$1,001	$258	$706

Total income tax expense (benefit) was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows:

	Predecessor Reorganized Company			Predecessor Company
(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 9, 2003
Computed tax expense at statutory rate of 35%	$2,252	$13,748	$1,706	$50,915
Nondeductible reorganization items	4,405	—	—	3,692
State Income taxes, net of federal income tax benefit	1,068	2,201	358	6,543
Nondeductible asset impairments	—	—	—	—
Valuation allowance for temporary differences	425	(14,948)	(1,806)	(60,444)

	$8,150	$1,001	$258	$706

Net deferred income tax assets and liabilities consist of the following components at December 31, 2004 and December 31, 2003:

(In thousands)	December 31, 2004	December 31, 2003
Deferred income tax assets:
Retirement benefits other than pension	$4,314	$4,128
Pension	4,862	5,114
Net operating loss	86,072	139,171
Alternative minimum tax credit carryforwards	—	709
Licenses	68,916	76,826
Interest rate swap	1,847	5,385
Debt issuance and discount	4,318	4,374
Accrued expenses	4,946	4,737
Federal and state tax credits	—	403
Other	2,603	2,390

Gross deferred tax assets	177,878	243,237
Valuation allowance	(111,741)	(195,960)

Net deferred tax assets	66,137	47,277

Deferred income tax liabilities:
Property and equipment	36,969	18,100
Intangibles	39,812	41,625
Investments	1,804	—

	78,585	59,725

Net deferred income tax liability	$12,448	$12,448

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Income tax expense for 2003 and 2004 relate primarily to state minimum taxes.

The Company realized substantial cancellation of indebtedness income as a result of the discharge of existing indebtedness in accordance with the Plan of Reorganization during 2003. The amount of the cancellation of indebtedness income was equal to the difference between the fair market value of any property (including new common stock) received by holders of indebtedness and the adjusted issue price (plus the amount of any accrued but unpaid interest) of the indebtedness exchanged for such property. Realized cancellation of indebtedness income that occurs in a case under the Bankruptcy Code is not recognized for income tax purposes. However, the amount excluded from gross income is applied to reduce tax attributes of the debtor.

The Internal Revenue Service has issued new temporary regulations that modify the attribute reduction methodology related to certain discharge of indebtedness income that consolidated groups must follow. These regulations provide for a multi-tiered look-through approach that reduces consolidated net operating losses (“NOL’s”) and all other consolidated tax attributes, including consolidated tax attributes that are attributable to members other than the debtor member. As a result of these new regulations, the Company was required to reduce certain tax attributes, including its NOL’s, certain other losses, credit carryforwards (if any), and the tax basis in its assets. These attributes were reduced based on certain elections finalized during 2004 in connection with the filing of the 2003 federal income tax return.

In 2004, the Company reduced available net operating losses (“NOL’s”) by approximately $177.4 million, unused tax credits of $1.1 million, and other asset basis by approximately $5.0 million. As a result of the tax elections noted above, and the amended returns discussed below, the Company had remaining available NOL’s of approximately $143.1 million (prior to adjustment for realized built-in losses occurring post-confirmation) at emergence from bankruptcy. These NOL’s, and the adjustments related to realized built-in losses, are subject to an annual utilization limitation of approximately $9.2 million. These NOL’s will be further limited by the annual limitation discussed below relating to our recent merger.

The Company filed amended returns during 2004 to carryback other available NOL’s totaling approximately $17.8 million. These amended returns were filed following the conclusion of our federal tax examination for the years 1998 and 1999.

Subsequent to emergence and through the effective date of our merger (Note 2), the Company has incurred additional NOL’s of approximately $84.9 million. These NOL’s, in addition to amounts which are subject to the first limitation, are subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Due to the limited carryforward life of NOL’s and the amount of the annual limitation, it is unlikely that we will be able to realize in excess of $43 million of NOL’s existing prior to our emergence from bankruptcy. However, the NOL’s that accumulated since our emergence are expected to be realized due to the anticipation of recognizing certain built-in gains in future periods.

SFAS No. 109 establishes guidelines for companies that qualify for fresh start accounting under SOP 90-7 and have a valuation allowance on their net deferred tax assets at the date of emergence from bankruptcy. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of preconfirmation deferred tax assets, be first credited to goodwill, then credited to other identifiable intangible assets existing at the date of fresh start accounting and then, if these assets are reduced to zero, credited directly to additional paid in capital. At December 31, 2004, the Company has reduced its deferred tax asset valuation allowance related to the preconfirmation deferred tax asset by $5.5 million related to the anticipated refunds from the amended returns discussed above. Goodwill was reduced by a similar amount.

SFAS No. 109 requires that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of pre-acquisition deferred tax assets, be first credited against goodwill, then credited to other non-current identifiable intangible assets and then, if these assets are reduced to zero, credited directly to expense. Goodwill of approximately $0.5 million was reduced currently to reflect the expected benefit to be received from utilizing pre-acquisition NOL’s.

Note 13. Securities and Investments

Investments consist of the following:

(In thousands)	Type of Ownership	Carrying Value
		December 31, 2004	December 31, 2003
Cost Method:
Restricted investments	Cooperative subordinated capital certificates	$7,556	$7,829
Cash surrender value of life insurance policies	Guaranteed rate government securities	—	225
Other	Equity securities	115	113

		$7,671	$8,167

The Company acquired RTFC subordinated capital certificates (“SCC”) of $7.5 million concurrent with the tranche C Senior Credit Facility borrowings of $75 million. The debt instrument required the Company to purchase SCC’s equal to 10% of the tranche C term loan of the Senior Credit Facility. The SCC’s are nonmarketable securities, stated at historical cost and included in restricted investments. As the RTFC loans are repaid, the SCC’s are refunded through a cash payment to maintain a 10% SCC to outstanding loan balance ratio. At December 31,

2004 and 2003, the carrying value of SCC’s was $7.2 million and $7.5 million, respectively. In connection with the refinancing and RTFC loan payoff on February 24, 2005, these SCC’s were redeemed in full.

The Company’s principal investment at May 1, 2005 was $0.3 million of class C stock holdings in the RTB. This was a required investment related to the 5.0% to 6.05% notes payable NTELOS Inc. held with RTB. This debt was paid in full on February 24, 2005 (Note 2). On March 1, 2005, the Company converted approximately 44% of its original restricted, non-dividend paying class B stock investment into the dividend paying class C stock investment. On May 2, 2005, through purchase accounting, this investment was revalued at $2.5 million. On July 31, 2005, substantially all of the remaining 56% of the class B stock was converted into class C stock. In connection with the Company’s application of purchase accounting, this asset was valued based on discounted cash flow of anticipated future dividends based on historical trends for RTB dividend payments to the class C stock. The Company determined this to be the most appropriate method of valuing this investment due to the relative illiquid nature of the investment.

Note 14. Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB’s”) for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2004 and 2003, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan
	Predecessor Reorganized Company
(In thousands)	December 31, 2004	December 31, 2003
Change in benefit obligations:
Benefit obligations, beginning	$33,741	$27,694
Service cost	2,040	1,573
Interest cost	1,968	1,809
Amendment	—	—
Actuarial (gain) loss	1,926	4,454
Benefits paid	(1,800)	(1,789)

Benefit obligations, ending	$37,875	$33,741

Change in plan assets:
Fair value of plan assets, beginning	$20,388	$16,389
Actual return on plan assets	1,767	2,205
Employer contributions	2,240	3,583
Benefits paid	(1,800)	(1,789)

Fair value of plan assets, ending	$22,595	$20,388

Funded status:	$(15,280)	$(13,353)
Unrecognized net actuarial gain	2,197	195

Accrued benefit cost	$(13,083)	$(13,158)

	Other Postretirement Benefit Plan
	Predecessor Reorganized Company
(In thousands)	December 31, 2004	December 31, 2003
Change in benefit obligations:
Benefit obligations, beginning	$10,610	$9,712
Service cost	165	166
Interest cost	623	640
Actuarial (gain) loss	(1,422)	258
Benefits paid	(239)	(166)

Benefit obligations, ending	$9,737	$10,610

Change in plan assets:
Fair value of plan assets, beginning	$—	$—
Employer contributions	239	166
Benefits paid	(239)	(166)

Fair value of plan assets, ending	$—	$—

Funded status:
Funded status	$(9,737)	$(10,610)
Unrecognized net actuarial gain	(1,423)	—

Accrued benefit cost	$(11,160)	$(10,610)

On September 9, 2003, pursuant to the Company’s application of fresh start accounting upon emergence from bankruptcy (Note 4), the Company adjusted its pension and OPEB obligations to fair value. These obligations’ carrying values differ from their fair values due to the existence of unrecognized gains or losses and unamortized prior service costs.

At September 9, 2003, the Company’s pension plan contained unrecognized prior service costs and unrecognized net losses of $0.6 million and $7.8 million, respectively. Therefore, the Company’s adjustment to fair value increased the pension obligation by $8.4 million. Similarly, the OPEB obligation was adjusted to fair value resulting in a decreased in the OPEB obligation by the $1.5 million unrecognized net gains as of that date.

The following table provides the components of net periodic benefit cost for the plans:

	Defined Benefit Pension Plan
	Predecessor Reorganized Company			Predecessor Company
(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 30, 2003
Components of net periodic benefit cost:
Service cost	$760	$2,040	$491	$1,082
Interest cost	739	1,968	565	1,244
Expected return on plan assets	(711)	(1,843)	(472)	(1,039)
Amortization of prior service cost	—	—	—	292
Recognized net actuarial gain	10	—	—	—

Net periodic benefit cost	$798	$2,165	$584	$1,579

	Other Post Employment Benefit Plan
	Predecessor Reorganized Company			Predecessor Company
(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 30, 2003
Components of net periodic benefit cost:
Service cost	$44	$165	$52	$114
Interest cost	190	623	200	440
Recognized net actuarial gain	(14)	—	(5)	(11)

Net periodic benefit cost	$220	$788	$247	$543

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The Company has multiple nonpension post employment benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plans are also contributory. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after January 1994. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2004 and 2003 are shown in the following table:

	Defined Benefit Pension Plan		Other Post Employment Benefit Plan
	2004	2003	2004	2003
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%	—	—

The assumptions used in the measurements of the Company’s net cost for the Consolidated Statement of Operations in fiscal periods in 2004 and 2003:

	Defined Benefit Pension Plan
	Predecessor Reorganized Company			Predecessor Company
	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 30, 2003
Discount rate	6.00%	6.00%	6.75%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

	Other Post Employment Benefit Plan
	Predecessor Reorganized Company			Predecessor Company
	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004	September 10, 2003 through December 31, 2003	January 1, 2003 through September 30, 2003
Discount rate	6.00%	6.00%	6.75%	6.75%

The Company reviews the assumptions noted in the above table on an annual basis. These assumptions are reviewed annually to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually each year to a rate of 5.0% for 2011 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect to the net periodic postretirement health care benefit cost of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, would be $0.8 million for a 1% increase and $0.6 million for a 1% decrease.

In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. Effective in 2006 there will be a new Medicare Part D benefit, which will make available prescription drug coverage to those over 65. Employers that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D are entitled to an annual subsidy from Medicare, which is equal to 28% of prescription drug costs between $250 and $5,000, for each Medicare-eligible retiree who does not join Part D. The Company and its actuaries have determined that the NTELOS Prescription Drug Plan is at least actuarially equivalent to Medicare Part D.

In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, issued on May 19, 2004, the Company elected to reflect the effect of this law as of December 31, 2004. Accordingly, the Company realized a $1.2 million gain related to the Medicare Act subsidy. This gain was being accounted for as an unrecognized actuarial gain amortized over ten years beginning in 2005. In connection with the purchase accounting as of May 2, 2005, the post retirement plan obligation was fair valued and the actuarial gain eliminated accordingly.

The Company’s weighted average expected long-term rate of return on pension assets was 9.0% for the Predecessor Reorganized Company period January 1, 2005 through May 1, 2005. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (at December 31, 2004), which was in line with the expected long-term rate of return assumption.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

	Actual Allocation		Target Allocation
Asset Category	December 31, 2004	December 31, 2003
Equity securities	75%	75%	75%
Bond securities	25%	25%	25%

Total	100%	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of equities and bonds. The allocation between equity and bonds is reset quarterly to the target allocations. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The Company has contributed $1.2 million to the pension plan during the period January 1, 2005 through May 1, 2005. The Company does not expect to make additional contributions during the remainder of 2005, and 2006 contributions are expected to be approximately $6.3 million.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
(in thousands)
May 2, 2005 through December 31, 2005	$1,293
2006	1,948
2007	1,922
2008	1,871
2009	1,943
2010	2,047
2011 - 2015	$12,660

Other benefit plans

The accumulated benefit obligation of the Company’s nonqualified pension plan was approximately $6.5 million and $6.0 million at December 31, 2004 and 2003, respectively, $4.2 million of which was paid out on February 24, 2005, concurrent with the recapitalization (Note 2). On May 2, 2005, an additional $0.8 million was paid out commensurate with the merger and related change of control provisions of the plan. The Company’s plans for postretirement benefits other than pensions have no plan assets and are closed to new participants.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $0.3 million, $0.8 million and $0.3 million for the Predecessor Reorganized Company period of January 1, 2005 through May 1, 2005, for the year ended December 31, 2004 and for the period from September 10, 2003 through December 31, 2003, respectively. The Company’s matching contributions to this plan for the Predecessor Company period January 1, 2003 through September 9, 2003 was $0.3 million. The Company ceased matching contributions to the defined contribution plan for the period April 1, 2002 through March 31, 2003 as part of the actions taken in a 2002 operational restructuring plan. Company matching contributions were reinstated on April 1, 2003.

Note 15. Stock Plans

On May 2, 2005, Holding Corp. adopted a stock option plan offered to certain key employees of NTELOS Inc. At June 30, 2005, 120,075 options from the Option Plan with an exercise price of $1.00 are outstanding. The options vest one-fourth annually, beginning one year after the grant date.

Upon the effective date of the Plan of Reorganization, all options under the Predecessor Company stock option plan were cancelled and the plan was terminated. On September 16, 2003, the Predecessor Reorganized Company adopted a new stock option plan (“Option Plan”) for purposes of retaining key employees and enabling them to participate in the future success of the Company. The maximum number of shares of Common Stock that could be issued under the Option Plan and to which options may relate is 1,585,414 shares of Common Stock. The Predecessor Reorganized Company also adopted a new Non-Employee Director’s Stock Option Plan (“Director’s Plan”) which provided for the grant of stock options to a non-employee director and provided the non-employee director the opportunity to receive stock options in lieu of a retainer fee. A maximum of 160,000 shares of common stock could be issued upon the exercise of options granted under the Director’s Plan. Hereinafter the Option Plan and Directors Plan may be referred to as the “Plans”. Stock options granted under the Plans could not be for less than 100% of fair value at the date of grant and had a maximum life of ten years from the date of grant. Options and other awards under the Plans could be exercised in compliance with such requirements as determined by a committee of the Board of Directors. At December 31, 2003, 1,298,295 options were granted from the Plans with an exercise price of $19.77. One-third of the options vest immediately, one-third vest one year after the grant date and the remaining one-third vests two years after the grant date.

On February 24, 2005, in connection with the first step of the merger and recapitalization transactions (Note 2), the Company repurchased approximately 969,000 shares (approximately 75%) of the common stock options outstanding for $20.23 per share for common stock issuable pursuant to the exercise of vested options. On May 2, 2005, pursuant to the Transaction Agreement, the Buyers acquired all of the Company’s remaining options for $20.23 per share of common stock issuable pursuant to the exercise of options.

A summary of the activity and status of the Plans for Predecessor Reorganized Company for the period ended May 1, 2005, the year ended December 31, 2004, the period September 10, 2003 through December 31, 2003 and for the Predecessor Company period January 1, 2003 through September 9, 2003 are as follows (in thousands except per option amounts):

	Predecessor Reorganized Company						Predecessor Company
	January 1, 2005 through May 1, 2005		Year Ended December 31, 2004		September 10, 2003 to December 31, 2003		January 1, 2003 to September 9, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,296,245	$19.77	1,298,295	$19.77	—	$—	1,569,916	$18.28
Granted	—	—	—	—	1,298,295	19.77	—	—
Exercised	(1,296,245)	19.77	—	—	—	—	—	—
Forfeited	—	—	(2,050)	19.77	—	—	—	—
Cancelled	—	—	—	—	—	—	(1,569,916)	18.28
Outstanding at end of period	—	—	1,296,245	19.77	1,298,295	19.77	—	—

Exercisable at end of period	—	$—	865,530	$19.77	432,765	$19.77	—	$—

Weighted average fair value per option of options granted during the period	N/A		$2.80		N/A		N/A

Note 16. Commitments and Contingencies

Operating Leases

The Company has several operating leases for administrative office space, retail space, tower space, channel rights and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. The leases for channel rights related to the Company’s MMDS spectrum, formerly used by the wireless cable operations and currently used to deliver a portable broadband Internet service in certain markets, have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for all operating leases was $6.2 million for the period January 1, 2005 through May 1, 2005, $18.0 million for the year ended 2004, $12.0 million for the period January 1 through September 9, 2003 and $5.1 million for the period September 10, 2003 through December 31, 2003. The total amount committed under these lease agreements at May 1, 2005 is: $11.7 million for the period May 2, 2005 through December 31, 2005, $15.9 million in 2006, $13.4 million in 2007, $12.0 million in 2008, $11.2 million in 2009, $6.3 million in 2010 and $12.3 million for the years thereafter.

Other Commitments and Contingencies

The Company entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors will provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to their expiration. However, should that occur, the Company would be required to pay a termination fee equal to the present value of future scheduled payments.

The Company provided digital PCS services on a wholesale basis to Horizon Personal Communications, Inc. (“Horizon”), a Sprint PCS affiliate, in certain contiguous geographic areas the Company serves through the period ended June 15, 2004. On June 15, 2004, Horizon and its debtor affiliates sold their economic interests in their PCS subscribers in this geographic area to Sprint PCS. The Company entered into a seven-year definitive agreement to continue providing digital PCS services on a wholesale basis to Sprint PCS.

On June 5, 2004, the Company entered into a settlement agreement with Horizon resolving disputes over the pricing and payment for voice, data and other services provided to Horizon for the period from August 15, 2003 to June 15, 2004. Pursuant to this settlement, the Company retained all payments actually made by Horizon for services rendered during the period commencing August 15, 2003 and ended December 31, 2003, and received payment of $3.866 million per month from Horizon for services rendered during the period commencing January 1,

2004 and ending June 15, 2004. The Company made adjustments during 2004 to recognize the outcome of this settlement and the related settlement costs.

This settlement did not resolve disputed categories of charges under the Network Services Agreement for the period prior to August 15, 2003 (the “pre-petition period” under Horizon’s bankruptcy case) as well as the matters submitted to arbitration by both parties (other than the parties dispute as to the appropriate pricing for services provided during the period commencing January 1, 2004 through June 15, 2004). On August 26, 2004, the Company reached agreement with Horizon on the amount of its pre-petition period allowed claim. On September 23, 2004, Horizon’s bankruptcy reorganization plan (the “Horizon Plan”) was confirmed. Accordingly, the Company recognized revenue of $2.1 million in 2004 representing the value of the cash and Horizon stock that was received by the Company in October 2004 pursuant to the terms of the Horizon Plan and on account of the Company’s pre-petition period allowed claim and related revenue reserve adjustments. The Horizon stock received in this settlement was sold in October 2004.

The Company is periodically involved in disputes and legal proceedings arising from normal business activities. During the second quarter of 2004, the Company accrued a charge of $1.9 million in corporate operations expense relating to certain operating tax issues. In addition, although the Company has consummated its Plan of Reorganization and emerged from its Chapter 11 proceedings, one dispute with respect to the amount of allowed claim owed by the Company to one of its creditors remains outstanding. While the outcome of this and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows and adequate provision for any probable losses has been made in our consolidated financial statements.

Other than the commitments noted separately above, the Company has commitments for capital expenditures of approximately $15 million as of May 1, 2005, all of which are expected to be satisfied prior to fiscal year ended December 31, 2005. In addition to this, the Company entered into a purchase agreement with Lucent Technologies in July 2005 which has a $11.7 million purchase commitment that must be satisfied by September 30, 2006.

Note 17. Capital and Operational Restructuring Charges

During the Predecessor Reorganized Company period January 1, 2005 through May 1, 2005 and for the fiscal year 2004, the Company recorded $15.4 million and $0.8 million, respectively, of capital restructuring charges. These charges relating to legal, financial and consulting costs, accelerated payout of certain retirement obligations, and retention related costs, all of which are directly attributable to the refinancing and merger transactions. In addition to this, the Company incurred $12.8 million of debt issuance costs associated with the new first and second lien term loans which were capitalized and were being amortized over the life of the loans but which were subsequently eliminated through purchase accounting.

During the period January 1, 2003 through September 9, 2003, the Company incurred $11.3 million of legal, financial, and bankruptcy related professional fees in connection with the Company’s comprehensive financial restructuring. The portion of these professional fees which relate to the period January 1, 2003 through March 3, 2003 (period prior to the Bankruptcy filing) was $2.4 million and is classified as operational and capital restructuring charges. The remaining $8.9 million of these professional fees from March 4, 2003 through September 9, 2003 are classified in reorganization items. These reorganization items were $0.3 million for the period September 10, 2003 through December 31, 2003.

Note 18. Earnings Per Share

The computations of basic and diluted earnings per share from continuing operations for each of the periods presented were as follows (in thousands):

	Predecessor Reorganized Company			Predecessor Company
	For the period January 1, 2005 to May 1, 2005	December 31, 2004	September 10, 2003 to December 31, 2003	January 1, 2003 to September 9, 2003
Numerator:
Net (loss) Income	$(1,717)	$38,312	$4,670	$142,026
Preferred stock dividend	—	—	—	(3,757)
Reorganization items—predecessor preferred stock	—	—	—	286,772

Numerator for basic (loss) earnings per share	(1,717)	38,312	4,670	425,041
Effect of dilutive securities:
Interest expense on Convertible Notes	—	5,086	2,113	—

Numerator for diluted (loss) earnings per share	$(1,717)	$43,398	$6,783	$425,041

Denominator:
Denominator for basic earnings per common share – weighted average common shares	8,020	10,946	10,000	17,780
Effect of dilutive securities
Convertible notes	—	2,813	3,793	—
Employee stock options	—	526	189	—

Denominator for diluted earnings per common share – adjusted weighted shares	8,020	14,285	13,982	17,780

For additional information regarding the preferred stock and stock options, see Notes 9 and 17, respectively. We account for the effect of the Convertible Notes issued on September 10, 2003 (and subsequently converted on September 30, 2004) in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares at the conversion price of $19.77 of the face value of the Convertible Notes as of the beginning of the related period, and interest expense related to this instrument is added back to net income. Since the Convertible Notes were convertible on September 30, 2004, this conversion is calculated in the basic weighted average common shares and the dilutive effect relates to the difference between the total shares which were converted (3,793) and the effect on the weighted average common shares (956). There was no tax effect to the interest expense based on the tax position during these periods (Note 12).

Note 19. Quarterly Financial Information (Unaudited)

Quarterly financial information for the Predecessor Reorganized Company periods January 1, 2005 through May 1, 2005, fiscal year 2004, and September 10, 2003 through December 31, 2003, and for the Predecessor Company periods January 1, 2005 through September 9, 2003 is presented below:

	Predecessor Reorganized Company
(In thousands)	First Quarter	April 1, 2005 to May 1, 2005
2005
Operating Revenues	$92,570	$33,107
Operating Income	17,155	494
Net Income (Loss)	4,917	(6,634)
Depreciation and Amortization	17,504	6,295
Accretion of Asset Retirement Obligation	189	63
Gain on Sale of Assets[1]	(5,246)	(3,496)
Capital and Operational Restructuring Charges	5,199	10,204

	Predecessor Reorganized Company
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating Revenues[2]	$80,836	$85,329	$88,419	$87,118
Operating Income[3]	11,876	12,926	16,508	13,254
Net Income	5,789	9,684	11,704	11,135
Depreciation and Amortization	15,525	15,902	16,297	17,451
Accretion of Asset Retirement Obligation	156	176	202	146
Capital and Organizational Restructuring Charges	—	—	—	798

	Predecessor Company			Predecessor Reorganized Company
(In thousands)	First Quarter	Second Quarter	7/1/03 to 9/9/03	9/10/03 to 9/30/03	Fourth Quarter
2003
Operating Revenues[4]	$75,787	$75,190	$56,812	$18,473	$81,692
Operating Income (Loss)	2,762	(733)	852	1,450	9,228
Reorganization items, net	(29,358)	(3,968)	202,362	(59)	(86)
Net Income (Loss)	(45,026)	(11,427)	198,479	(208)	4,878
Dividend requirements on predecessor preferred stock	3,757	—	—	—	—
Reorganization items—predecessor preferred stock	(8,325)	—	295,097	—	—
Income (Loss) Applicable to Common Shares	(57,108)	(11,427)	493,576	(208)	4,878
Depreciation and Amortization	17,911	20,187	13,126	4,145	14,715
Accretion of Asset Retirement Obligation	152	171	114	35	190
Asset Impairment Charge	—	—	545	—	—
Capital and Organizational Restructuring Charges	2,427	—	—	—	—

[1]	The Company received $15.5 million in proceeds and recognized a $5.2 million in gain associated with the sale of certain PCS spectrum licenses in the first quarter 2005. Additionally, the Company received $4.8 million in proceeds and recognized a $3.5 million gain on the sale of certain MMDS radio spectrum licenses in the second quarter 2005.

[2]	Revenues in the second quarter 2004 includes approximately $2.0 million to adjust for the settlement of Horizon PCS billings during the first quarter 2004.

[3]	Operating expenses for the second quarter 2004 include $1.8 million accrued to reflect an estimated utility tax liability.

[4]	The Company did not recognize wholesale wireless revenues in the second and third quarters 2003 of $3.0 million and $4.2 million, respectively, since collection was not considered probable prior to Horizon filing Chapter 11 bankruptcy in August 2003.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table sets forth certain information, as of February 28, 2006, with respect to our executive officers and directors. All of our officers and directors hold office until their respective successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position
James S. Quarforth	51	Chief Executive Officer, President and Chairman of the Board of Directors
Carl A. Rosberg	53	Executive Vice President, President—Wireless
David R. Maccarelli	53	Executive Vice President, President—Wireline
Michael B. Moneymaker	48	Executive Vice President and Chief Financial Officer, Treasurer and Secretary
Mary McDermott	51	Senior Vice President—Legal and Regulatory Affairs
Christopher Bloise	30	Director
Andrew Gesell	38	Director
Daniel J. Heneghan	50	Director
Michael Huber	37	Director
Henry Ormond	33	Director
Steven Rattner	53	Director

Executive Officers

James S. Quarforth has served as Chief Executive Officer, President and Chairman of our board of directors since May 2, 2005. Prior to this, Mr. Quarforth served in these capacities with NTELOS Inc. since June

2003 and he has been NTELOS Inc.’s and its subsidiaries’ Chief Executive Officer since May 1, 1999. He served as NTELOS Inc.’s President and Chief Executive Officer from May 1, 1990 to May 1, 1999 and as the Chairman of the Board of Directors of NTELOS Inc. from May 1, 1999 to February 13, 2001. He has been a director of NTELOS Inc. since 1987.

Carl A. Rosberg has been our Executive Vice President, President-Wireless, since May 2, 2005. Prior to this, Mr. Rosberg served in this capacity with NTELOS Inc. from June 2003 until May 2, 2005. Mr. Rosberg served as NTELOS Inc.’s Executive Vice President and Chief Operating Officer from February 2001 to June 2003 and as President and Chief Operating Officer from May 1999 to February 2001, when the merger between NTELOS Inc. and R&B Communications, Inc. became effective. From May 1990 to May 1999, he served as Senior Vice President of NTELOS Inc. Prior to joining NTELOS Inc., Mr. Rosberg held senior financial positions with Shenandoah Telecommunications Company.

David R. Maccarelli has been our Executive Vice President, President-Wireline, since May 2, 2005. Prior to this, Mr. Maccarelli served in this capacity with NTELOS Inc. from June 2003 until May 2, 2005. Mr. Maccarelli served as NTELOS Inc.’s Senior Vice President—Wireline Engineering and Operations from May 2002 to June 2003. From February 2001 to May 2002, he served as NTELOS Inc.’s Senior Vice President and Chief Technology Officer and from January 1994 to February 2001 as NTELOS Inc.’s Senior Vice President. From January 1993 to December 1993, he served as Vice President—Network Services of NTELOS Inc. From June 1974 to December 1992, he held numerous leadership positions with Bell Atlantic. These positions encompassed operations, engineering, regulatory and business development.

Michael B. Moneymaker has been our Executive Vice President and Chief Financial Officer, Treasurer and Secretary since May 2, 2005. Prior to this, Mr. Moneymaker served in these capacities with NTELOS Inc. from June 2003 until May 2, 2005. Mr. Moneymaker served as NTELOS Inc.’s Senior Vice President and Chief Financial Officer, Treasurer and Secretary from May 2000 to June 2003. From May 1999 to May 2000, he served as NTELOS Inc.’s Vice President and Chief Financial Officer, Treasurer and Secretary. From May 1998 to April 1999, he served as NTELOS Inc.’s Vice President and Chief Financial Officer. From October 1995 to April 1998, he served as NTELOS Inc.’s Vice President of Finance. Previously, he was a Senior Manager for Ernst & Young from October 1989 until October 1995.

Mary McDermott has been our Senior Vice President—Legal and Regulatory Affairs since May 2, 2005. Prior to this, Ms. McDermott served in these capacities with NTELOS Inc. from August 2001 until May 2, 2005. From March 2000 to August 2001 she served as Senior Vice President and General Counsel of Pathnet Telecommunications, Inc. In April 2001, Pathnet Telecommunications, Inc. filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. From April 1998 to March 2000, she served as Senior Vice President/Chief of Staff for Government Relations for the Personal Communications Industry Association. From May 1994 to April 1998, she served as Vice President—Legal and Regulatory Affairs for the United States Telecom Association.

Each of the above executive officers were executive officers, and in the case of Messrs. Quarforth and Rosberg, were also directors, of NTELOS Inc. when it filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in March 2003. NTELOS Inc. emerged from bankruptcy in September 2003.

Directors

Christopher Bloise has been a director since August 30, 2005. Mr. Bloise has been a Principal with Citigroup Venture Capital Ltd., or CVC, a private equity fund management company, since November 2005 and previously served as a Vice President of CVC since 2004. Prior to joining CVC, Mr. Bloise was the Director of Finance for Focalex, Inc., a technology firm focused on online direct marketing and affiliate services. Prior to this, Mr. Bloise worked at Credit Suisse First Boston in its investment banking division, where he worked on a number of transactions for technology and telecommunications companies.

Andrew Gesell has been a director since April 27, 2005. Mr. Gesell has been a Partner of CVC since November 2005 and previously served as a Principal of CVC since 2004. From 1998 until he joined CVC in 2004, Mr. Gesell worked with Credit Suisse First Boston, an investment banking company, most recently as a Director working with technology companies. Prior to CSFB, Mr. Gesell was a consultant with Ernst & Young, providing bankruptcy and restructuring advisory services.

Daniel J. Heneghan has been a director since February 9, 2006. Mr. Heneghan is currently retired. Mr. Heneghan previously served as the Chief Financial Officer of Intersil Corporation from September 1999 through June 2005. From 1996 to August 1999, Mr. Heneghan was Vice President and Controller of the semiconductor business at Harris Corporation (“Harris”). From 1994 to 1996, Mr. Heneghan was Vice President and General Manager of Digital Products in the semiconductor business at Harris. Mr. Heneghan also served at various times as Division Controller of the semiconductor business, Director of Planning and Director of Finance at Harris.

Michael Huber has been a director since April 27, 2005. Since January, 2004, Mr. Huber has served as a Managing Principal of Quadrangle Group LLC. From June 2000 to December 2003, Mr. Huber served as a Vice President of Quadrangle. Prior to joining Quadrangle, Mr. Huber was a Vice President and an Associate in the Media and Communications Group at Lazard. Mr. Huber currently serves on the boards of directors of NuVox Communications, Publishing Group of America, and as a managing member of Access Spectrum LLC.

Henry Ormond has been a director since May 2, 2005. Mr. Ormond has served as a Vice President of Quadrangle since 2003. Prior to joining Quadrangle in 2001, Mr. Ormond was a member of the private equity group at Whitney & Co., where he focused on middle market growth buyouts. Prior to joining Whitney & Co., Mr. Ormond worked at Morgan Stanley in its investment banking division.

Steven Rattner has been a director since May 2, 2005. Mr. Rattner is a Managing Principal of Quadrangle. Prior to the formation of Quadrangle in March 2000, Mr. Rattner served as Deputy Chairman and Deputy Chief Executive Officer of Lazard Frères & Co., which he joined as a General Partner in 1989 and where he founded the firm’s Media and Communications Group. Prior to joining Lazard Frères & Co., Mr. Rattner was a Managing Director at Morgan Stanley, where he also founded the firm’s Media and Communications Group. Mr. Rattner is a director of Protection One, Inc., and also serves on the boards of directors of a number of national and local charitable, civic and educational organizations and institutions and of IAC/InterActiveCorp.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Section 16(b) Beneficial Ownership Reporting Compliance

Not applicable.

Audit Committee Financial Expert

We have determined that we have an “audit committee financial expert,” Daniel J. Heneghan, serving on our audit committee. Mr. Heneghan is “independent” as that term is defined under the applicable Nasdaq rules and qualifies as an “audit committee financial expert” under SEC rules.

Audit Committee

Our audit committee presently consists of Daniel J. Heneghan (Chairperson), Christopher Bloise and Henry Ormond. As required by SEC and Nasdaq rules, we intend for the audit committee to have a majority of “independent” directors, as defined in Rules 4200(a)(15) and 4350(d) of the NASD Listing Standards for Nasdaq-listed companies and Section 10A(m)(3)(a) and (B) of the Securities Exchange Act of 1934, as amended, within 90 days of our initial public offering and to be fully independent within one year of such offering.

Item 11.	Executive Compensation.

Our directors and/or the directors of our subsidiaries who are also employed by us do not receive additional compensation for service as directors.

The following table sets forth compensation information for certain of our officers whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2005, 2004 and 2003. These executives are referred to as the “named executive officers” elsewhere in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation			All Other Compensation(1)
					Awards		Payouts
		Salary	Bonus	Other Annual Compensation	Restricted Stock Value	Securities Underlying Options	LTIP Payouts
		($)	($)	($)	($)	(Shs.)	($)	($)
James S. Quarforth Chief Executive Officer & President	2005 2004 2003	414,576 398,826 370,858	528,065 463,145 365,518	— — —	— — —	0 0 332,937	— — —	13,601 14,387 12,416
Carl A. Rosberg Executive Vice President, President—Wireless	2005 2004 2003	281,730 277,537 250,690	332,371 254,800 200,000	— — —	— — —	0 0 158,541	— — —	11,442 11,830 9,481
David R. Maccarelli Executive Vice President, President—Wireline	2005 2004 2003	223,254 213,283 181,682	239,440 195,794 137,000	— — —	— — —	0 0 130,005	— — —	9,903 10,493 8,664
Michael B. Moneymaker Executive Vice President & Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	234,814 231,433 205,414	327,389 229,452 175,000	— — —	— — —	0 0 139,515	— — —	9,867 9,851 8,702
Mary McDermott Senior Vice President— Legal and Regulatory Affairs	2005 2004 2003	181,854 177,645 172,525	177,308 146,770 111,187	— — —	— — —	0 0 57,075	— — —	9,002 8,966 6,663

(1)	In 2005, we made (a) contributions to the savings plan of $7,560 for James S. Quarforth, $7,560 for Carl A. Rosberg, $7,560 for Michael B. Moneymaker, $7,560 for David R. Maccarelli, and $7,226 for Mary McDermott, (b) group life insurance premium payments of $1,044 for James S. Quarforth, $983 for Carl A. Rosberg, $820 for Michael B. Moneymaker, $779 for David R. Maccarelli, and $633 for Mary McDermott, (c) accidental death and dismemberment payments of $90 for James S. Quarforth, $85 for Carl A. Rosberg, $71 for Michael B. Moneymaker, $67 for David R. Maccarelli, and $55 for Mary McDermott, (d) long-term disability premium payments of $1,050 for James S. Quarforth, $986 for Carl A. Rosberg, $822 for Michael B. Moneymaker, $781 for David R. Maccarelli, and $636 for Mary McDermott, (e) additional life insurance premium payments of $1,175 for James S. Quarforth, $1,828 for Carl A. Rosberg, $594 for Michael B. Moneymaker, $716 for David R. Maccarelli, and $452 for Mary McDermott, and (f) additional long-term disability premium payments of $2,682 for James S. Quarforth.

In 2004, we made (a) contributions to the savings plan of $7,380 for James S. Quarforth, $7,380 for Carl A. Rosberg, $7,380 for Michael B. Moneymaker, $7,380 for David R. Maccarelli, and $7,380 for Mary McDermott, (b) group life insurance premium payments of $1,044 for James S. Quarforth, $968 for Carl A. Rosberg, $807 for Michael B. Moneymaker, $743 for David R. Maccarelli, and $620 for Mary McDermott, (c) accidental death and dismemberment payments of $72 for James S. Quarforth, $83 for Carl A. Rosberg, $70 for Michael B. Moneymaker, $64 for David R. Maccarelli, and $53 for Mary McDermott, (d) long-term disability premium payments of $840 for James S. Quarforth, $971 for Carl A. Rosberg, $810 for Michael B. Moneymaker, $747 for David R. Maccarelli, and $622 for Mary McDermott, (e) additional life insurance premium payments of $2,369 for James S. Quarforth, $2,428 for Carl A. Rosberg, $784 for Michael B. Moneymaker, $1,559 for David R. Maccarelli, and $291 for Mary McDermott, and (f) additional long-term disability premium payments of $2,682 for James S. Quarforth.

In 2003, we made (a) contributions to the savings plan of $7,200 for James S. Quarforth, $7,200 for Carl A. Rosberg, $7,200 for Michael B. Moneymaker, $7,200 for David R. Maccarelli, and $6,187 for Mary McDermott, (b) group life insurance premium payments of $1,044 for James S. Quarforth, $832 for Carl A.

Rosberg, $647 for Michael B. Moneymaker, $567 for David R. Maccarelli, and $585 for Mary McDermott; (c) accidental death and dismemberment payments of $72 for James S. Quarforth, $72 for Carl A. Rosberg, $56 for Michael B. Moneymaker, $49 for David R. Maccarelli, and $50 for Mary McDermott, (d) long-term disability premium payments of $840 for James S. Quarforth, $667 for Carl A. Rosberg, $520 for Michael B. Moneymaker, $456 for David R. Maccarelli, and $469 for Mary McDermott, (e) additional life insurance premium payments of $1,139 for James S. Quarforth, $710 for Carl A. Rosberg, $279 for Michael B. Moneymaker, $392 for David R. Maccarelli, and $291 for Mary McDermott, and (f) additional long-term disability premium payments of $2,121 for James S. Quarforth.

Our named executive officers have not been granted any options to acquire our common stock.

In 2003, when NTELOS Inc. commenced bankruptcy proceedings, our executive officers held options to acquire 636,980 shares of NTELOS Inc. common stock, of which 460,864 were vested. All of these options were cancelled when NTELOS Inc. emerged from bankruptcy in September 2003. Upon emergence from bankruptcy, NTELOS Inc. granted to our existing executive officers options to acquire NTELOS Inc. common stock as set forth in the above table. All securities of NTELOS Inc., including these options, were acquired in connection with our acquisition of NTELOS Inc.

Employment Agreements

NTELOS Inc. entered into new employment agreements on May 2, 2005 (the “Effective Date”) with its executive officers, James S. Quarforth, Carl A. Rosberg, David R. Maccarelli, Michael B. Moneymaker and Mary McDermott. We have amended these agreements effective as of consummation of the initial public offering to include the Company as a party and to make certain other changes. These new employment agreements replaced employment agreements previously entered into with the executives.

The employment agreement with Mr. Quarforth terminates on January 1, 2010. Each of the other employment agreements terminates on May 2, 2009. The agreements will renew automatically for successive one-year periods after the scheduled termination, unless either party gives written notice to the other at least six months prior to the end of the original term (or any subsequent term, as the case may be). However, in the event of a change in control (as defined in the employment agreement), if the executive is still employed by the Company or NTELOS Inc. at such time, the term shall be extended so that the term shall not expire for at least 24 months from the date of the change in control.

Each executive is entitled to receive the base salary set forth in his or her employment agreement which will be reviewed annually throughout the term of the agreement. The salary for each executive beginning April 1, 2006 is set forth below:

Name	Salary
James S. Quarforth	$433,252
Carl A. Rosberg	292,150
David R. Maccarelli	235,422
Michael B. Moneymaker	245,125
Mary McDermott	190,000

In addition to base salary, the executives are entitled to participate in all employee benefit plans of the Company or NTELOS Inc., including the executive supplemental retirement plan (a non-qualified deferred compensation plan) and any stock-based incentive plan. The executives are also eligible to participate in the team incentive plan with an annual bonus potential up to a specified percentage of base salary (up to 60% of base salary for Mr. Quarforth, 55% for Messrs. Rosberg, Maccarelli and Moneymaker and 50% for Ms. McDermott). The Company and NTELOS Inc. also pay the premiums on a term life insurance policy for each of the executives in accordance with his or her employment agreement.

Each executive’s employment agreement will terminate automatically upon his or her death. The Company or NTELOS Inc. may terminate each executive’s employment if he or she becomes disabled. In addition, the

Company or NTELOS Inc. may terminate the executive’s employment for any other reason with or without cause (as defined in the employment agreement). The executive may terminate his or her employment upon prior written notice of at least 60 days. If the executive terminates his or her employment for good reason (as defined in the employment agreement) it will be deemed a termination of the executive’s employment without cause by the Company.

If an executive’s employment is terminated for any reason, the executive shall be entitled to receive (i) earned and unpaid base salary to the date of termination; (ii) unreimbursed business and entertainment expenses; and (iii) the employee benefits to which he or she is entitled pursuant to relevant employee benefit plans. If an executive’s employment is terminated because of disability, the executive also will be entitled to receive a pro rata portion of his or her bonus payments from the team incentive plan. If an executive is terminated, other than for cause or by death or disability, or if he or she terminates employment for good reason, the executive is entitled to (i) a percentage of his or her base salary (75% for Ms. McDermott, 50% for Messrs. Quarforth and Moneymaker and 40% for Messrs. Rosberg and Maccarelli) for 24 months; (ii) a lump sum, determined on a net present value basis, equal to two times the full bonus potential under the team incentive plan for the year of the termination; (iii) continued participation in the employee welfare benefit plans (other than disability and life insurance); and (iv) post-retirement medical benefits, regardless of whether they otherwise are eligible for them, under the Company’s post-retirement benefit plan. Notwithstanding the foregoing, to the extent necessary to comply with Section 409A of the Internal Revenue Code of 1986, termination payments may be delayed for a period of six months as necessary to avoid any excise tax. If an executive dies while still an employee of the Company, he or she is entitled to payment of any earned and unpaid bonus payments under the team incentive plan.

If any benefits payable or to be provided under the employment agreements and any other payments from the Company or any affiliate would subject the executive to any excise taxes and penalties imposed on “parachute payments” within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended, or any similar tax imposed by state or local law, then such payments or benefits will be reduced (but not below $0) if, and only to the extent that, such reduction will allow the executive to receive a greater net after tax amount than the executive would receive without such reduction.

During the executive’s employment and for a period of 24 months thereafter (the “non-competition period”), the executive will (i) not compete, directly or indirectly, with the Company or any subsidiary or (ii) solicit certain current and former employees. As payment for the executive’s non-competition and non-solicitation agreement, the executive will receive an amount equal to a percentage of his or her base salary during the non-competition period, but only if the Company or NTELOS Inc. has terminated the executive without cause or if the executive has terminated his or her employment for good reason. The applicable percentages are 60% for Messrs. Rosberg and Maccarelli, 50% for Messrs. Quarforth and Moneymaker and 25% for Ms. McDermott. If the executive breaches any of the non-competition or non-solicitation restrictions, the executive will not receive any further payments and the executive will repay any payments previously received. The agreements also prohibit the executives from using any confidential or proprietary information of the Company or NTELOS Inc. at any time for any reason not connected to their employment with the Company or NTELOS Inc.

Pension Plan/Defined Benefit Plan Disclosure

The following table reflects the estimated aggregate retirement benefits to which certain of our executive officers, including each of the named executive officers in the Summary Compensation Table, are expected to be entitled under the provisions of our non-contributory, funded employee retirement plan and the executive supplemental retirement plan (the “Plans”). The table illustrates the amount of aggregate annual retirement benefits payable under the Plans for an executive retiring in 2005 at age 65 computed on a straight life annuity. The amount of benefit assumes that the executive has completed a minimum of 15 years of service. Additional aggregate benefits are not earned for service in addition to 35 years. Amounts listed will be reduced by social security benefits and by supplemental retirement plan distributions made on February 24, 2005 and May 2, 2005 and offset by employer 401(k) contributions.

Annual Retirement Benefits Payable for Respective Years of Service
Average Annual Compensation	15 Years	20 Years	25 Years	30 Years	35 Years
$200,000	$100,000	$115,000	$130,000	$145,000	$160,000
$300,000	$150,000	$172,500	$195,000	$217,500	$240,000
$400,000	$200,000	$230,000	$260,000	$290,000	$320,000
$500,000	$250,000	$287,500	$325,000	$362,500	$400,000
$600,000	$300,000	$345,000	$390,000	$435,000	$480,000
$700,000	$350,000	$402,500	$455,000	$507,500	$560,000
$800,000	$400,000	$460,000	$520,000	$580,000	$640,000
$900,000	$450,000	$517,500	$585,000	$652,500	$720,000

The number of credited years of service as of December 31, 2005 for James S. Quarforth, David R. Maccarelli, Carl A. Rosberg, Michael B. Moneymaker, and Mary McDermott is 26 years, 14 years, 18 years, 11 years, and 5 years, respectively.

Director Compensation

As of the initial public offering, all non-employee directors (excluding directors who are not independent directors that are designated by the CVC Entities or the Quadrangle Entities pursuant to our shareholders agreement) will receive a retainer of $25,008 per year, payable monthly. In addition, each such non-employee director will receive an initial grant and thereafter, commencing on January 1, 2007, an annual grant of 8,600 options to purchase shares of our common stock with an exercise price equal to fair market value. Additionally, the chairperson of our audit committee will receive an annual retainer of $12,000, and the chairperson of our compensation committee will receive an annual retainer of $5,004, such retainers to be paid in lieu of committee meeting fees. Each such non-employee director will also receive $2,000 for each board meeting and stockholder meeting attended in person and $1,000 if attended telephonically in lieu of attending in person. For attendance at board committee meetings, each such non-employee director will receive $1,000 for attending in person or $600 for attending telephonically in lieu of attending in person. We will reimburse each of our directors for reasonable travel and other expenses incurred in connection with attending all board and board committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 21, 2006, regarding the beneficial ownership of our Class B common stock and common stock. Each share of Class B common stock is convertible into an equal number of shares of common stock at any time at the option of the holder. None of the stockholders identified below owned any shares of common stock as of March 21, 2006.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 26,492,897 shares of our Class B common stock and 15,375,000 shares of common stock outstanding as of March 21, 2006. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o NTELOS Holdings Corp., 401 Spring Lane, Suite 300, PO Box 1990, Waynesboro, Virginia 22980.

	Total Common Stock and Class B Common Stock(1)
Name and Address of Beneficial Owner	Number	%
Directors, named executive officers and stockholders owning more than 5%:

Quadrangle Capital Partners LP.(2) 375 Park Avenue New York, NY 10152	12,262,880	29.3%

Citigroup Venture Capital Equity Partners, L.P.(3) 399 Park Avenue New York, NY 10043	11,853,222	28.3

Christopher Bloise(4)	11,862,748	28.3

Andrew Gesell(4)	11,867,511	28.3

Daniel Heneghan	0	0.0

Michael Huber(5)	12,262,880	29.3

Henry Ormond(5)	12,262,880	29.3

Steven Rattner(5)	12,262,880	29.3

James S. Quarforth	527,048	1.3

Carl A. Rosberg	293,018	*

Michael B. Moneymaker	276,760	*

David R. Maccarelli	154,765	*

Mary McDermott	105,210	*

All directors and executive officers as a group (11 persons)(6)	25,496,718	60.9

*	Less than 1%

(1)	Each outstanding share of our common stock and our Class B common stock will be entitled to one vote on all matters submitted to a vote of holders of our common stock and our Class B common stock. The holders of our common stock and our Class B common stock will generally vote as a single class on all matters with respect to which the holders of common stock or Class B common stock are entitled to vote. Our Class B common stock may be converted into an equal number of shares of common stock at any time at the option of the holder.

(2)	Includes 8,539,829 shares of Class B common stock owned by Quadrangle Capital Partners LP, 466,622 shares of Class B common stock owned by Quadrangle Select Partners LP and 3,256,429 shares of Class B common stock owned by Quadrangle Capital Partners-A LP.

(3)	Includes 11,626,633 shares of Class B common stock owned by Citigroup Venture Capital Equity Partners, L.P., 119,825 shares of Class B common stock owned by CVC/SSB Employee Fund, L.P. and 106,764 shares of Class B common stock owned by CVC Executive Fund LLC. Excludes 409,650 shares of Class B common stock owned by certain present and former employees of the CVC Entities (or entities controlled by such employees) for which beneficial ownership is disclaimed.

(4)	Includes 11,853,222 shares beneficially owned by Citigroup Venture Capital Equity Partners, L.P. Individual is a principal of Citigroup Venture Capital Equity Partners, L.P. and disclaims beneficial ownership of securities beneficially owned by Citigroup Venture Capital Partners, L.P.

(5)	Includes 12,262,880 shares beneficially owned by Quadrangle Capital Partners, L.P. Individual is a principal of Quadrangle Capital Partners, L.P. and disclaims beneficial ownership of securities beneficially owned by Quadrangle Capital Partners, L.P.

(6)	Includes 11,853,222 shares beneficially owned by Citigroup Venture Capital Equity Partners, L.P. and 12,262,880 shares beneficially owned by Quadrangle Capital Partners, L.P. Messrs. Bloise, Delaney and Gesell are principals of Citigroup Venture Capital Equity Partners, L.P. and disclaim beneficial ownership of securities beneficially owned by Citigroup Venture Capital Partners, L.P. Messrs. Huber, Ormond and Rattner are principals of Quadrangle Capital Partners, L.P. and disclaim beneficial ownership of securities beneficially owned by Quadrangle Capital Partners, L.P.

Item 13.	Certain Relationships and Related Transactions.

Shareholders Agreement

On May 2, 2005, we entered into a shareholders agreement with the CVC Entities, the Quadrangle Entities and management stockholders which was amended and restated on February 13, 2006 in connection with our initial public offering. Our board of directors consists of seven members. In accordance with the shareholders agreement, three directors have been designated by each of the CVC Entities and Quadrangle Entities and one director will be the chief executive officer of the Company for so long as he or she is employed by the Company. Prior to the offering, the CVC Entities replaced one of their non-independent director designees with a designee who is an “independent” director, as the term is defined in the rules of The Nasdaq Stock Market. Within 90 days of our initial public offering, the Quadrangle Entities will replace one of their non-independent director designees with a director who is “independent” under the rules of The Nasdaq Stock Market. Further, the shareholders agreement provides that within one year of our initial public offering the board will be expanded to consist of eight members and the CVC Entities and the Quadrangle Entities will jointly designate an additional “independent” director under the rules of The Nasdaq Stock Market. Any additional directorships resulting in an increase in the number of directors may only be filled by the vote of the directors then in office. Each director is elected for a term of one year and serves until a successor is duly elected and qualified or until his or her death, resignation or removal. A director may only be removed in accordance with the shareholders agreement and otherwise by an affirmative vote of a majority of the combined voting power of our outstanding capital stock. Pursuant to the shareholders agreement, each of the CVC Entities and the Quadrangle Entities may designate only two directors, who do not need to be “independent,” if its respective ownership falls below 20%, one director, who does not need to be “independent,” if their respective ownership falls below 10% and no directors if their respective ownership falls below 5%.

In accordance with the shareholders agreement, we may not take certain significant actions, such as a merger or sale of assets in excess of $3 million, incurrences of indebtedness, amendments of organizational documents and certain other matters, subject to certain specified exceptions, without the approval of a majority of the members of our board of directors. The required quorum for any meeting of our board of directors must include at least one non-independent director designated by the CVC Entities and at least one non-independent director designated by the Quadrangle Entities, respectively, for as long as the CVC Entities and Quadrangle Entities, respectively, are entitled to designate one or more members of our board of directors in accordance with the terms of the shareholders agreement.

The shareholders agreement covers matters of corporate governance, restrictions on transfer of our securities, registration rights and information rights.

Advisory Agreements

We were formed in January 2005 by the CVC Entities and the Quadrangle Entities for the purpose of acquiring NTELOS Inc. In connection with the acquisition, we entered into advisory agreements with each of CVC Management LLC and Quadrangle Advisors LLC, pursuant to which each may provide financial, advisory and consulting services to us. There were no minimum levels of service required to be provided pursuant to the advisory agreements. The services that were provided include executive and management services, support and analysis of financing alternatives and assistance with various finance functions. In exchange for these services, CVC Management LLC and Quadrangle Advisors LLC were each entitled to an annual advisory fee of $1.0 million per year, paid quarterly, plus out-of-pocket expenses, for the term of the advisory agreements. At the closing of the acquisition of NTELOS Inc., CVC Management LLC and Quadrangle Advisors LLC each received transaction fees totaling approximately $3,750,000, plus reasonable out-of-pocket expenses. We reimbursed CVC Management LLC and Quadrangle Advisors LLC an aggregate of approximately $20,500 in out-of-pocket expenses during the term of these advisory agreements. In addition, prior to termination of these advisory agreements CVC Management LLC and Quadrangle Advisors LLC were entitled to a transaction fee in connection with the consummation of each acquisition, divestiture or financing in an amount equal to 0.50% of the aggregate value of such transaction.

Each advisory agreement includes customary indemnification provisions in favor of each of CVC Management LLC and Quadrangle Advisors LLC. These advisory agreements were terminated in connection with our initial public offering for an aggregate consideration of $12.9 million. This termination fee was calculated in accordance with the terms of the advisory agreements and equals the net present value of all annual advisory fees that would have been payable under the advisory agreements from the consummation of our initial public offering through the end of the initial ten-year terms of the advisory agreements. Certain provisions in the advisory agreements, including indemnification, survived such termination. We believe that the advisory agreements were on terms comparable to the terms typically contained in advisory agreements for similar services performed by financial sponsors for their portfolio companies.

Stock Subscription Agreements

In connection with the acquisition of NTELOS Inc., members of management were given an opportunity to purchase shares of Class L common stock at $11.00 per share and Class A common stock at $1.00 per share through subscription agreements that were entered into in connection with the NTELOS Holdings Corp. Equity Incentive Plan, dated May 2, 2005, which sets forth restrictions regarding the Class L common stock and Class A common stock. Except as described below, all shares of each class of common stock were identical and entitled the holders thereof to the same rights and privileges.

Any distributions, except for the repurchase of any stock held by an employee of the Company, were first to be made to the holders of Class L shares equal to the aggregate unpaid yield plus the original cost of the shares, less any previous distributions representing a return of capital. The unpaid yield was at a rate of 10% per annum, calculated quarterly, based upon an adjusted original cost of $11.00 per share, less any distributions representing a return of capital, plus the accumulated unpaid yield for all prior quarters.

The holders of Class L and Class A common shares had the general right to vote for all purposes as provided by law. Each holder of Class L and Class A common shares was entitled to one vote for each share held.

In October 2005, we paid a $125 million dividend to the holders of our Class L common stock.

As of the consummation of our initial public offering, all shares of our Class A common stock and Class L common stock were converted into shares of our Class B common stock.

Purchase of 10% Notes

At the closing of the acquisition of NTELOS Inc., the CVC Entities and the Quadrangle Entities lent to us $5,755,000 in the aggregate in exchange for our issuance to them of promissory notes which we refer to herein as the 10% Notes. We issued to each of the CVC Entities and the Quadrangle Entities $2,877,500 in principal amount of the 10% Notes. The 10% Notes issued to the CVC Entities includes an aggregate of $95,049 principal amount of notes issued to principals of Citigroup Venture Capital Equity Partners, L.P., including our directors Delaney, Gesell and Bloise. We repaid the 10% Notes in full on December 30, 2005.

Employment Agreements

At the closing of the acquisition of NTELOS Inc., we entered into amendments to our employment agreements with certain members of our management. For a description of the terms of these employment agreements, see “Executive Compensation—Employment Agreements.”

Item 14.	Principal Accounting Fees and Services.

The following is a description of the fees billed and to be billed to the Company by KPMG LLP for the years ended 2005 and 2004.

	Year Ended December 31,
	2004	2005
Audit fees	$294,750	$1,588,630
Audit-related fees	—	—
Tax fees	—	—
All other fees	2,400	775

Total	$297,150	$1,589,405

Audit Fees

Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company ’s consolidated financial statements, KPMG’s review of the Company’s interim financial statements and KPMG’s review of the Company’s Annual Report on Form 10-K. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include comfort letters and consents related to SEC registration statements and certain reports relating to the Company’s regulatory filings.

Audit Related Fees

KPMG did not perform any audit related services for the Company during the years ended 2005 and 2004.

Tax Fees

KPMG did not perform any tax services for the Company during the years ended 2005 and 2004.

All Other Fees

Other fees include fees paid by the Company to KPMG in connection with personal financial planning meetings and seminars.

Audit Committee Pre-Approval Policy

The audit committee’s policy is that all audit and non-audit services provided by its independent registered public accounting firm, shall either be approved before the independent registered public accounting firm is engaged for the particular services or shall be rendered pursuant to pre-approval procedures established by the audit committee. These services may include audit services and permissible audit-related services, tax services and other services. Pre-approval spending limits for all services to be performed by the independent registered public accounting firm are established periodically by the audit committee, detailed as to the particular service or category of services to be performed and implemented by our financial officers. The term of any pre-approval is twelve months from the date of pre-approval, unless the audit committee specifically provides for a different period. Any audit or non-audit service fees that we may incur that fall outside the limits pre-approved by the audit committee for a particular service or category of services require separate and specific pre-approval by the audit committee prior to the performance of services. For each fiscal year, the audit committee may determine the appropriate ratio between the total amount of fees for audit, audit-related and tax and other services. The audit committee may revise the list of pre-approved services from time to time. In all pre-approval instances, the audit committee will consider whether such services are consistent with the SEC rules on auditor independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof.

(3)	Exhibits

The exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement.

2.1(1)	Transaction Agreement dated as of January 18, 2005, by and among NTELOS Inc., Project Holdings Corp., Project Merger Sub Corp. and certain shareholders of Project Holdings Corp. signatories thereto (as amended by Amendment No. 1 dated as of January 24, 2005).

2.2(1)	Subscription Agreement, dated February 24, 2005, by and among Project Holdings LLC (predecessor of NTELOS Holdings Corp.) and the purchasers listed on the signature pages thereto.

2.3(1)	Plan of Conversion of Project Holdings LLC (predecessor of NTELOS Holdings Corp.) dated April 27, 2005.

2.4(1)	Subscription and Purchase Agreement, dated as of May 2, 2005, by and among NTELOS Holdings Corp. (“Holdings”) and the purchasers listed on the signature pages thereto.

2.5*	Agreement and Plan of Merger by and between Holdings and NTELOS Merger Corp.

3.1*	Amended and Restated Certificate of Incorporation of Holdings.

3.2*	Amended and Restated By-laws of Holdings.

4.3*	Amended and Restated Shareholders Agreement by and among Holdings and the shareholders listed on the signature pages thereto.

10.1(1)	First Lien Credit Agreement, dated as of February 24, 2005.

10.2(1)	Second Lien Credit Agreement, dated as of February 24, 2005.

10.3*	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and James S. Quarforth (including amendment thereto).

10.4*	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Michael B. Moneymaker (including amendment thereto).

10.5*	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Carl A. Rosberg (including amendment thereto).

10.6*	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and David R. Maccarelli (including amendment thereto).

10.7*	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Mary McDermott (including amendment thereto).

10.8*	Holdings Amended and Restated Equity Incentive Plan.

10.9*	Holdings Employee Stock Purchase Plan, as amended.

10.10(1)	Resale Agreement by and among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L. P.

10.11(1)	Advisory Agreement dated February 24, 2005, by and between Project Holdings LLC (predecessor of Holdings), Project Merger Sub Corp. and Quadrangle Advisors LLC.

10.12(1)	Advisory Agreement dated February 24, 2005, by and between Project Holdings LLC (predecessor of Holdings), Project Merger Sub Corp. and CVC Management LLC.

10.13(1)	Form of 10% Promissory Note dated May 2, 2005.

10.14(1)	Purchase Agreement dated October 12, 2005, by and among Holdings and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and UBS Securities LLC.

10.15(1)	Registration Rights Agreement dated October 17, 2005, by and among Holdings and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and UBS Securities LLC.

10.16(1)	Indenture dated as of October 17, 2005, between Holdings and Wells Fargo Bank, N.A., as trustee.

10.17*	Holdings Non-Employee Director Equity Plan.

10.18*	Termination of Advisory Agreements.

10.19*	NTELOS Inc. 2005 Executive Supplemental Retirement Plan.

10.20*	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.21(2)	Form of Award Agreement under Holdings Non-Employee Director Equity Plan.

21.1*	Subsidiaries of Holdings.

31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed November 15, 2005.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed January 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ James S. Quarforth
	Name:	James S. Quarforth
	Title:	President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James S. Quarforth	President, Chief Executive Officer and	March 28, 2006
James S. Quarforth	Chairman of the Board of Director (principal executive officer)

/s/ Michael B. Moneymaker	Executive Vice President, Chief Financial	March 28, 2006
Michael B. Moneymaker	Officer, Treasurer and Secretary (principal financial and accounting officer)

/s/ Christopher Bloise	Director	March 28, 2006
Christopher Bloise

/s/ Andrew Gesell	Director	March 28, 2006
Andrew Gesell

/s/ Daniel Heneghan	Director	March 28, 2006
Daniel Heneghan

/s/ Michael Huber	Director	March 28, 2006
Michael Huber

/s/ Henry Ormond	Director	March 28, 2006
Henry Ormond

/s/ Steven Rattner	Director	March 28, 2006
Steven Rattner