Form 10-Q
period 2006-03-31
NTELOS HOLDINGS CORP
filed 2006-05-12
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,375,000 shares of common stock as of May 11, 2006.

NTELOS HOLDINGS CORP.

Quarterly Report on Form 10-Q

March 31, 2006

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1-2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and for the period January 14, 2005 (inception) through March 31, 2005	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and for the period January 14, 2005 (inception) through March 31, 2005	4

	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006 and for the period January 14, 2005 (inception) through March 31, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31-32

Item 4.	Controls and Procedures	32-33

PART II—OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

Certifications

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands)	March 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$169,583	$28,134
Accounts receivable, net of allowance of $12,504 ($13,035 in 2005)	37,214	37,691
Inventories and supplies	5,687	3,419
Other receivables and deposits	8,679	3,817
Prepaid expenses and other	7,714	5,593

	228,877	78,654

Securities and Investments
Deferred assets – interest rate swap	6,058	4,120
Securities and investments	177	3,042

	6,235	7,162

Property, Plant and Equipment
Land and buildings	33,912	33,903
Network plant and equipment	339,229	320,690
Furniture, fixtures and other equipment	33,675	33,081

Total in service	406,816	387,674
Under construction	20,808	20,443

	427,624	408,117
Less accumulated depreciation	64,145	47,975

	363,479	360,142

Other Assets
Goodwill	158,748	162,395
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $13,019 ($9,470 in 2005)	110,031	113,580
Radio spectrum licenses in service	114,051	114,051
Other radio spectrum licenses	1,344	1,344
Radio spectrum licenses not in service	15,967	15,581
Deferred charges	9,249	10,934

	441,390	449,885

	$1,039,981	$895,843

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	March 31, 2006	December 31, 2005
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$4,503	$4,513
Current redemption of long-term debt – Floating Rate Notes	137,982	—
Accounts payable	20,077	30,628
Advance billings and customer deposits	17,050	16,112
Accrued payroll	4,202	11,164
Accrued interest	3,982	161
Deferred revenue	714	933
Other accrued taxes	3,627	3,138
Other accrued liabilities	4,159	4,613

	196,296	71,262

Long-term Liabilities
Long-term debt	616,487	754,871
Other long-term liabilities:
Retirement benefits	29,101	34,389
Deferred income taxes	12,448	12,448
Long-term deferred liabilities	16,867	16,816
Class A common stock deposit	419	4,530

	675,322	823,054

Minority Interests	432	429

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 15,375 shares issued and outstanding in 2006	169,588	—
Class B common stock, par value $.01 per share, authorized 27,000 shares; 26,493 shares issued and outstanding in 2006	14,567	—
Class L common stock, par value $.01 per share, authorized 14,000 shares in 2005; 11,364 shares issued and outstanding in 2005	—	—
(Accumulated Deficit) Retained Earnings	(16,224)	1,098

	167,931	1,098

	$1,039,981	$895,843

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(In thousands except per share amounts)	Three months ended March 31, 2006	January 14, 2005 (inception) through March 31, 2005
Operating Revenues
Wireless communications	$77,575	$—
Wireline communications	27,926	—
Other communication services	188	—

	105,689	—

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	15,799	—
Maintenance and support (inclusive of non-cash compensation charges of $840)	18,719	—
Depreciation and amortization	20,647	—
Accretion of asset retirement obligation	197	—
Customer operations (inclusive of non-cash compensation charges of $1,071)	24,371	—
Corporate operations (inclusive of non-cash compensation charges of $8,545)	14,860	—
Termination of advisory agreements	12,941	—

	107,534	—

Operating Loss	(1,845)	—

Other Income (Expenses)
Equity share of net income from NTELOS Inc.	—	439
Interest expense	(16,746)	—
Gain on interest rate swap instrument	1,938	—
Other income	2,944	—

	(11,864)	439

	(13,709)	439

Income Tax Expense	3,610	—

	(17,319)	439

Minority Interests in Earnings of Subsidiaries	(3)	—

Net (Loss) Income	$(17,322)	$439

Basic and Diluted (Loss) Earnings per Common Share:

(Loss) Income per share – basic and diluted	$(0.52)	$0.06

Average shares outstanding – basic and diluted	33,471	6,972

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(In thousands)	Three months ended March 31, 2006	January 14, 2005 (inception) through March 31, 2005
Cash flows from operating activities
Net (loss) income	$(17,322)	$439

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on disposition of assets	(1,723)	—
Depreciation	17,098	—
Amortization	3,549	—
Accretion of asset retirement obligation	197	—
Gain on interest rate swap instrument	(1,938)	—
Interest paid-in-kind on the floating rate notes	675	—
Class A common stock and stock options non-cash compensation charge	10,456	—
Retirement benefits and other	4,417	—
Amortization of loan origination costs and debt discount	211	—
Equity share of net income from NTELOS Inc.	—	(439)
Changes in assets and liabilities from operations:
Decrease in accounts receivable, net	477	—
Increase in inventories and supplies	(2,268)	—
Increase in other current assets	(2,500)	—
Changes in income taxes	(72)	—
Decrease in accounts payable	(10,934)	—
Decrease in other current liabilities	(2,205)	—
Retirement benefit payments	(6,431)	—

Net cash used in operating activities	(8,313)	—

Cash flows from investing activities
Purchases of property, plant and equipment	(20,435)	—
Proceeds from sale of property, plant and equipment, investments and radio spectrum licenses	105	—
Purchase of ownership interest in NTELOS Inc.	—	(35,690)

Net cash used in investing activities	(20,330)	(35,690)

Cash flows from financing activities
Net proceeds from initial public offering of common stock	171,221	—
Proceeds from sale of membership interest	—	35,690
Scheduled repayments on senior secured term loans	(1,000)	—
Payments under other debt instruments	(129)	—

Net cash provided by financing activities	170,092	35,690

Increase in cash and cash equivalents	141,449	—
Cash and cash equivalents:
Beginning of period	28,134	—

End of period	$169,583	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity

NTELOS Holdings Corp.

	Shares			Membership Interests – Project Holdings LLC	Class L	Class B	Common Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(In thousands)	Common	Class L	Class B
Balance, January 14, 2005 (inception)	—	—	—	$—	$—	$—	$—	$—	$—
Sale of membership interests	100	—	—	35,690	—	—	—	—	35,690
Conversion of membership interests of Project Holdings LLC to Class L shares in NTELOS Holdings Corp.	(100)	3,245		(35,690)	35,690				—
Comprehensive income:
Net income								439	439

Balance, March 31, 2005	—	3,245	—	$—	$35,690	$—	—	$439	$36,129

Balance, December 31, 2005	—	11,364	—	$—	$—	$—	$—	$1,098	$1,098
Initial public offering of common stock, net of closing costs	15,375						169,588		169,588
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)	26,493			14,567			14,567
Comprehensive loss:
Net loss								(17,322)	(17,322)

Balance, March 31, 2006	15,375	—	26,493	$—	$—	$14,567	$169,588	$(16,224)	$167,931

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., is an integrated communications provider that provides a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, broadband network services and high-speed Internet access (such as DSL and wireless modem). Holdings Corp. does not have any independent operations.

Holdings Corp. was formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P. and certain of its affiliates, collectively “CVC”, and Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle”, for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement (the “Transaction Agreement”) with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. at a price of $40.00 per share of common stock.

On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. On May 2, 2005, pursuant to the Transaction Agreement, the Company acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger. Following the completion of the merger transaction on May 2, 2005, NTELOS Inc. became a wholly owned subsidiary of Holdings Corp. Accordingly, the Company began consolidating the results of NTELOS Inc. into its financial statements on this date. From the date of its initial 24.9% investment in NTELOS Inc. on February 24, 2005 to May 1, 2005, the Company accounted for the operating results of NTELOS Inc. under the equity method of accounting. The Company reported its equity share of net income from NTELOS Inc. for the period February 24, 2005 through March 31, 2005 of $0.4 million. On May 2, 2005, the Company began consolidating NTELOS Inc.

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million underwriting fees. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with CVC and Quadrangle. The Company used $143.9 million of the net proceeds to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $8.8 million) on April 15, 2006. The remainder of the proceeds will be used for general corporate purposes, which could be used to pay a portion of a dividend Holdings Corp. expects to pay in the first six months of fiscal 2006 on its Class B common stock (the security issued upon conversion of the former Class A and Class L common stock in connection with the IPO). Holdings Corp. has 26,492,897 shares of Class B common stock outstanding, which are convertible at any time at the option of the holder into an equal number of shares of common stock. The shares of Class B common stock are entitled to a $30 million liquidation preference prior to the payment of any dividends on the common stock.

Summarized financial information for NTELOS Inc. for the period February 24, 2005 through March 31, 2005 is contained in the following table:

Summarized Statement of Operations Information

(In thousands)
Operating revenues	$36,969
Operating income	5,809
Net income	1,762
Company’s share of net income recorded as equity income from NTELOS Inc.	$439

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying consolidated financial statements as of and for the three months ended March 31, 2006 and for the period January 14, 2005 (inception) through March 31, 2005, which are unaudited, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

As mentioned in Note 1 above, the Company purchased a 24.9% ownership interest in NTELOS Inc. and its subsidiaries on February 24, 2005 and purchased the remaining 75.1% ownership interest on May 2, 2005. The Company accounted for the results of operations for NTELOS Inc. from February 24 through May 1, 2005 using the equity method of accounting. For the period commencing on May 2, 2005, the Company consolidated the financial statements of NTELOS Inc. The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Goodwill and Intangible Assets

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At March 31, 2006, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

The following table presents the activity in goodwill for the quarter ended March 31, 2006:

Goodwill at December 31, 2005	$162,395
Pre-acquisition net operating loss benefit recognition	(3,647)

Goodwill at March 31, 2006	$158,748

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At March 31, 2006, other intangibles were comprised of the following:

	Estimated Life	As of March 31, 2006		As of December 31, 2005
($’s in thousands)		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer Relationships	3 to 15 yrs.	$113,400	$12,428	$113,400	$9,040
Trademarks	15 yrs.	$9,650	$591	$9,650	$430

Amortization expense for 2006 and for the next five years is as follows:

	Customer Relationships	Trademarks	Total
First quarter 2006	$3,388	$161	$3,549
Remainder of 2006	10,169	483	10,652
2007	13,558	645	14,203
2008	12,758	645	13,403
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	12,491	645	13,136

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Based on the Company’s adoption of the SFAS No. 123R standard on January 1, 2006, the Company was required to account for the Class A shares and options as liability classified awards under the fair value approach. Under this approach, the Company determined the fair value of these instruments on January 1, 2006 as a basis for recognizing non-cash compensation over the service period (period of employment over which the instruments vest). Absent future changes in the instrument, the compensation is fixed going forward by this fair value determination. Prior to this, the Company recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition was required due to the classification of these instruments as liabilities. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

On the February 8, 2006 IPO date, the Class A shares and Class L shares were converted into Class B shares and the Class A options were converted into common stock options. In each case, the instruments changed from a liability-based classification to an equity-based classification as a result of the modifications to the awards. The fair value of the Class A shares on February 8, 2006 prior to conversion was $11.31 per share. Immediately after conversion, the Class B shares’ fair value was $12.00 per share. The difference in fair value before and after the conversion (approximately $0.3 million) is being recognized in non-cash compensation over the remaining vesting period. Future compensation became fixed based on the post conversion fair value of both the unvested Class B shares and common stock options. The Company has elected to recognize this compensation ratably over the future service period.

Non-cash compensation charges were $10.5 million for the quarter ended March 31, 2006. Non-cash compensation for the remainder of 2006 and for the years 2007 through 2009 will be approximately $2.8 million, $3.7 million, $1.4 million and $0.3 million, respectively, related to capital stock and stock options outstanding as of March 31, 2006.

The fair value of each instrument was estimated at the respective measurement date using the Black-Scholes option-pricing model with the following assumptions: (i) a dividend rate of 0%; (ii) a risk-free interest rate of 4.52%; (iii) an expected life of five years; and, (iv) a price volatility factor of 67.0%.

Pension Benefits

For the three months ended March 31, 2006, components of the Company’s net periodic benefit cost were as follows:

(In thousands)
Service cost	$720
Interest cost	625
Expected return on plan assets	(630)

Net periodic benefit cost	$715

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. These segments are described in more detail in the notes to the audited consolidated financial statements for the year ended December 31, 2005. On the Statement of Operations, the wireless communications revenue caption is exclusively comprised of the wireless PCS segment and the wireline communications revenue caption is comprised of the rural telephone company, or RLEC, and the competitive wireline segments.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
As of and for the three months ended March 31, 2006
Operating Revenues	$77,575	$14,720	$13,206	$188	$105,689
Operating Income (Loss)	13,636	7,714	1,532	(24,727)	(1,845)
Depreciation & Amortization	14,137	3,626	2,843	41	20,647
Accretion of Asset Retirement Obligations	180	3	11	3	197
Termination of Advisory Agreements	—	—	—	12,941	12,941
Non-cash Compensation Charges	—	—	—	10,456	10,456

Total Segment Assets	518,579	239,764	67,197	1,207	826,747
Corporate Assets					213,234

Total Assets					$1,039,981

For the period January 14, 2005 through March 31, 2005, the only activity on the Holding Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations. Assets of Holdings Corp. consisted solely of the investment in NTELOS Inc., which totaled $35.7 million.

The “Other” segment is comprised of the paging operation and the communications services operations. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the three months ended March 31, 2006, total unallocated corporate operating expenses were $0.8 million. Additionally, the Company recorded $0.5 million of advisory fees, a termination of the advisory agreement of $12.9 million, and non-cash compensation of $10.5 million, none of which was allocated.

Note 4. Long-Term Debt – Floating Rate Notes

As of March 31, 2006 and December 31, 2005, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2006	December 31, 2005
First Lien Term Loan	$395,000	$396,000
Second Lien Term Loan	225,000	225,000
2013 Floating Rate Senior Notes (including accrued interest of $3.6 million at December 31, 2005)	137,982	137,265
Capital lease obligations	990	1,119

	758,972	759,384
Less:
Current Portion of Long-Term Debt	4,503	4,513
Current Redemption of Long-Term Debt – Floating Rate Notes	137,982	—

Long-Term Debt	$616,487	$754,871

NTELOS Inc.’s First Lien Credit Agreement restricts NTELOS Inc. from making loans, advances or cash dividends to Holdings Corp. until such time as NTELOS Inc.’s total debt outstanding to EBITDA, as defined in the First Lien Credit Agreement, is less than a ratio of 3.00:1.00. At March 31, 2006, NTELOS Inc.’s total debt outstanding to EBITDA was 3.9:1.0. Of the cash and cash equivalents on hand on March 31, 2006, $8.8 million was held by NTELOS Inc. and its subsidiaries and was subject to these usage restrictions.

On October 17, 2005, the Company issued $135 million in Floating Rate Senior Notes (the “Floating Rate Notes”) at 99% of par. The Floating Rate Notes mature in October 2013. The Floating Rate Notes are non-callable until after April 14, 2006. From April 15, 2006 through April 14, 2007, the Floating Rate Notes are callable at par. As the Company has the ability and intent to pay interest through the issuance of additional Floating Rate Notes, the Company has included the $3.6 million of accrued interest at December 31, 2005 as additional Floating Rate Notes outstanding. On January 15, 2006, the Company made the formal election to pay interest on the Floating Rate Notes through the issuance of approximately $4.3 million of additional notes for interest accrued up through January 15, 2006. These notes are included in the balance of the Floating Rate Notes as of March 31, 2006. The Company closed on an IPO on February 13, 2006 and a portion of the proceeds from this offering was used to repay the Floating Rate Notes in full on April 15, 2006, including unpaid interest thereon, totaling $143.9 million. Because the Company notified noteholders in March 2006 that it would redeem the Floating Rate Notes on April 15, 2006, the full balance of the Floating Rate Notes is included in current redemption of long-term debt. Interest earned between January 15, 2006 and March 31, 2006 is classified as accrued interest as the Company paid this in cash.

The Floating Rate Notes were recorded net of a $1.4 million discount associated with the issue price which is being accreted over the life of the Floating Rate Notes and is reflected in interest expense in the statement of operations. Accretion of the discount for the periods ended March 31, 2006 and December 31, 2005 was less than $0.1 million in each period. In connection with the issuance of the Floating Rate Notes, Holdings Corp. deferred debt issuance costs of approximately $5.4 million which are being amortized to interest expense over the life of the Floating Rate Notes. Amortization of these costs for the periods ending March 31, 2006 and December 31, 2005 was $0.2 million and $0.1 million, respectively. Unamortized deferred debt issuance costs of $5.1 million at March 31, 2006 will be expensed as of the April 15, 2006 redemption date.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Quarter ended March 31, 2006	January 14, 2005 (inception) through March 31, 2005
Cash payments for:
Interest	$12,318	$—
Income taxes	49	—
Pension and other retirement plan contributions and distributions	$6,470	$—

Within the cash payments for interest amounts in the above table, ($0.3) million relates to net interest received on the interest rate swap agreements for the quarter ended March 31, 2006. A gain related to the dissolution of the Rural Telephone Bank (“RTB”) was recognized during the quarter ended March 31, 2006 for which proceeds were received in April 2006 (Note 6).

Note 6. Long Term Investments

At December 31, 2005, the Company’s principal investment security was $2.8 million of Class C stock holdings in the RTB. In October 2005, a bill was passed in Congress which allows for the liquidation of the Company’s investment in class C stock in the RTB. The stated liquidation value is $4.5 million. During the first quarter of 2006, the Company submitted the stock redemption agreements and recognized a gain of $1.7 million. Accordingly, the Company recorded a non-trade receivable of $4.5 million for the full liquidation value. Proceeds from the redemption were received in April 2006.

Note 7. Derivatives and Hedging Activities

NTELOS Inc. entered into an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. This swap agreement has maturities up to three years and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three-month U.S. dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 4.53% on December 31, 2005 and 4.99% on March 31, 2006. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swaps.

On March 31, 2006 and December 31, 2005, the swap agreement had a fair value of a $6.1 million and $4.1 million asset, respectively. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore recorded the changes in market value of the swap agreement as gain on interest rate swap instrument for the applicable periods.

The fair value of the interest rate swap agreement is based on a dealer quote. Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company is exposed to credit loss on its interest rate swap agreement to the extent the fair value of the swap is an asset. Therefore, at March 31, 2006, the Company’s credit exposure was $6.1 million.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Board of Directors.

Note 8. Stockholders’ Equity

The Company’s authorized capital consists of preferred stock and two classes of common stock – Class B and Common Stock. As of March 31, 2006, the following preferred and common stock were authorized and outstanding:

(In thousands)	Shares Authorized	Shares Outstanding
Preferred Stock	100	—
Class B Common Stock	27,000	26,493
Common Stock	55,000	15,375

At December 31, 2005, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument which was classified as a liability based on its attributes. During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of common stock. In conjunction with the IPO, the Class L common stock and Class A common stock were converted to 26.5 million shares of Class B common stock. Additionally, each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock and substantially all became 25% vested (Note 9).

In connection with the closing of the IPO, each share of our Class L and Class A common stock was converted into approximately 2.15 shares of Class B common stock. Additionally, the $6.0 million outstanding Class L share distribution preference on February 13, 2006 was converted into additional Class B shares. Including this distribution preference, the conversion ratio for the Class L shares was 2.19.

The terms of the Class B common stock include a $30 million distribution preference. Holders of the Class B common stock are entitled to receive cash dividends or distributions of $30 million in the aggregate, if and when declared by the Board of Directors, out of funds legally available for that purpose prior to the payment of any dividends or distributions on our common stock. Cash held by NTELOS Inc. and its subsidiaries, which was approximately $8.8 million at March 31, 2006, cannot be used toward payment of the $30 million distribution preference pursuant to restrictions under the First Lien Credit Agreement until such time as the total debt outstanding to EBITDA (as defined in the First Lien Credit Agreement) is less than a ratio of 3.00:1.00.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock on that date. The repurchase rights continue for the portion of Class B common stock which was converted from Class A shares with an additional 25% expiring in May 2007 and the final 25% expiring in May 2008. As a result of the acceleration in the expiration of the repurchase rights coupled with the continued increase in the instrument’s fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO were determined on the IPO date and will be recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2006, discussed in Note 9) for the remainder of the first quarter of 2006 were $0.6 million. Future charges for non-cash compensation for the remainder of 2006, 2007, 2008 and 2009 are estimated to be $2.8 million, $3.7 million, $1.4 million and $0.3 million, respectively.

Class B shares, for which the repurchase rights continue, have the same conditions related to termination of an employee that were present on the converted Class A shares. The Company and/or, if approved by the Board of Directors, the holders of Class B shares have the right and option to repurchase within 90 days of the termination date (on a pro-rata basis) the unvested portion of the employees’ Class B shares at adjusted cost price (as defined in the Company’s Amended and Restated Shareholders Agreement entered into in connection with the IPO) and the vested portion at fair market value.

Vested Class B shares are convertible into common shares on a one-for-one basis at any time at the option of the holder. Any distributions after the $30 million preference distribution noted above are distributable to both common and Class B shares on a pro-rata basis to the combined total number of shares.

The computations of basic and diluted earnings per share for the three months ending March 31, 2006 and the period January 14, 2005 (inception) through March 31, 2005 is as follows:

	Three Months Ended March 31, 2006			January 14, 2005 (inception) through March 31, 2005
(in thousands)	Class B Shares	Common Stock	Total	Membership Interest
Numerator:
Income (Loss) for Earnings-Per-Share Computation			$(17,322)	$439

Denominator:
Total shares outstanding (after effect of split and conversion for both periods presented)	26,493	15,375	41,868	6,972
Less: Unvested B shares	(789)	—	(789)	—
Less: Effect of calculating weighted average shares	(557)	(7,051)	(7,608)	—

Denominator for basic and diluted earnings per common share—weighted average shares outstanding	25,147	8,324	33,471	6,972

Note: Weighted average shares and earnings per share have been adjusted for all periods presented to reflect the conversion of Class L (following the settlement of the unpaid preference dividend into equivalent shares) and Class A common stock to Class B common stock based on the 2.19x and 2.15x conversion ratios, respectively.

Earnings per share is calculated based on the relative terms of the underlying stock agreements. During the period January 14, 2005 (inception) through March 31, 2005, the Company had 100 shares of membership interest that was converted to 3,245,000 shares of Class L common stock (as noted above) which was converted to 6,972,000 shares of Class B common stock on the IPO date.

For purposes of calculating weighted average shares to be used in the earnings-per-share calculation during the period January 14 (inception) through March 31, 2005, the period begins on February 24, 2005, the date that the initial investment was made and operations commenced.

For additional information regarding stock options, see Note 9. As noted above, the options in Class A common stock granted in 2005 were converted into options in common stock on the IPO date. The following options were outstanding during the period ended March 31, 2006 (none outstanding as of March 31, 2005), but were not included in the computation of diluted earnings per share due to the fact that the Company reported a net loss (therefore, any addition to the shares results in an antidilutive effect):

(In thousands)
Number of common stock equivalents antidilutive due to a net loss:
Options	313

Note 9. Stock Plans

On February 13, 2006, in connection with the Company’s IPO of common stock (Note 1), the Class A common stock options were converted to approximately 313,250 common stock options exercisable for shares of common stock, based on a 2.15 conversion ratio. Additionally, one-fourth of these options vested on the initial public offering in accordance with the terms of the plan. The Company amended and restated its equity incentive plan (the “Equity Incentive Plan”) and issued an additional 116,600 options during the quarter ended March 31, 2006. The Company also has a non-employee director equity plan (the “Non-employee Director Equity Plan”). The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. This limit includes all equity awards previously granted under the prior version of this plan including all Class A common stock shares that have been converted into shares of Class B common stock (734,000 shares of Class A common stock converted into 1,577,000 shares of Class B common stock—Note 8) and all Class A common stock options which were converted into options to purchase common stock (discussed above and indicated in the table below). The total number of shares of common stock available for grant under the Non-employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans”. Options under these plans are issuable to employees or non-employee directors as applicable and vest annually, over a four-year ratable service period.

Stock options must be granted under the Equity Incentive Plans at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Equity Plans may be exercised in compliance with such requirements as determined by a committee of the Board of Directors. The options vest one-fourth annually, beginning one year after the grant date. All options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant. Compensation related to options was determined in accordance with SFAS 123R (Note 2). Non-cash compensation related to options for the quarter ended March 31, 2006 totaled $1.5 million. No options expired during the period.

The summary of the activity and status of the Equity Plans for the quarter ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Extended Exercise Price
Class A common stock options outstanding at January 1, 2006	145,800	2.53	$369,000
Conversion Ratio	2.14851

Outstanding at February 8, 2006	313,253	1.18	$369,000
Granted during the period	116,600	11.85	1,381,200

Outstanding at March 31, 2006	429,853	4.07	$1,750,200

Exercisable at March 31, 2006	78,313	1.18	$92,250

The summary of the Equity Incentive Plan fair value for the quarter ended March 31, 2006 is as follows:

	Shares	Fair Value	Extended Fair Value
Nonvested options outstanding at January 1, 2006	145,800	11.13	$1,622,628
Conversion Ratio	2.14851

Outstanding at February 8, 2006	313,253	11.11	$3,479,456

Granted during the period	116,600	7.04	820,722
Vested during the period	(78,313)		(869,864)

Nonvested outstanding at March 31, 2006	351,540	9.76	$3,430,314

Vested at March 31, 2006	78,313	11.11	$869,864

Weighted average remaining term of vested options	9.3 years

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which has 200,000 shares available but which has not yet been activated. This plan is expected to be offered to the employees beginning in the third quarter of 2006.

Note 10. Income Taxes

Income tax expense for the period ended March 31, 2006 was $3.6 million. Income tax expense for this period reflects the tax effects of non-deductible transaction costs of $12.9 million, $8.7 million of non-cash compensation cost associated with our former Class A common stock, $1.1 million of excess interest cost over interest expense yields established by the Internal Revenue Code and state minimum taxes. In addition, as discussed below, the net benefit associated with the anticipated use of pre-acquisition net operating losses (NOL’s) of $3.6 million was recognized as a reduction to goodwill as opposed to the income tax provision.

The Company operated as a partnership for tax purposes during the period from inception to March 31, 2005. Accordingly no provision was made for income taxes.

The Company has gross deferred tax assets of approximately $84.2 million at March 31, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of a valuation allowance at March 31, 2006. Based on this evaluation, the Company has recorded a valuation reserve of $7.0 million resulting in the recognition of a net deferred tax liability of $12.4 million. The amount of the gross deferred tax asset considered realizable, however, could change in the future if estimates of future taxable income change.

The Company has NOL’s of approximately $223 million, of which approximately $153.2 million (as adjusted for realized built-in losses occurring post-confirmation of NTELOS Inc.) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. The NOL’s existing at emergence, and the adjustments related to realized built-in losses, were subject to an annual utilization limitation of approximately $9.2 million. Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOL’s of approximately $84.9 million. All of the NOL’s existing at May 2, 2005 (the merger date), including the amounts which were subject to the first limitation, are now subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Built-in gains existing at the merger date, which are realized subsequent to that date, increase the annual limitation, and could be significant. Due to the limited carryforward life of NOL’s and the amount of the annual limitation, it is likely that we will only be able to realize approximately $43 million of NOL’s existing prior to our emergence from bankruptcy. However, the NOL’s that accumulated since our emergence are expected to be realized in full due to the anticipation of recognizing certain built-in gains in future periods.

SFAS No. 109, Accounting for Income Taxes, establishes guidelines for companies that realize the benefits of an acquired enterprise’s deferred tax assets in future periods. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of pre-acquisition deferred tax assets, be first credited to goodwill, then credited to other non-current identifiable intangible assets and then, if these assets are reduced to zero, credited directly to expense. For the quarter ended March 31, 2006, goodwill of approximately $3.6 million was reduced to reflect the expected benefit to be received from utilizing pre-acquisition NOL’s.

Note 11. Commitments and Contingencies

The Company (through NTELOS Inc.) entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors will provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. The Company recognized advisory fees as corporate operations expense from the merger date through December 31, 2005 of $1.3 million, and $0.5 million in the first quarter of 2006. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, commensurate with its IPO, the Company terminated this agreement, paying a $12.9 million termination fee on that date.

The Company is periodically involved in disputes and legal proceedings arising from normal business activities. In 2004, NTELOS Inc. accrued $1.9 million relating to certain operating tax issues. While the outcome of this and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows and adequate provision for any probable losses has been made in our consolidated financial statements.

The Company entered into volume purchase commitments to acquire wireless equipment with certain vendors in 2006. This commitment totaled $8.0 million. In addition to this, the Company had other capital expenditure commitments totaling $11.5 million at March 31, 2006. All of these commitments are expected to be satisfied during 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. These risks and other factors include those referenced under “Item 1A. Risk Factors” and elsewhere in this report. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Nextel. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary competitors, all of whom are national providers. We have an exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum, the wireless subsidiary of Sprint Nextel. Under the Strategic Network Alliance, we are the exclusive PCS network service provider through July 2011 for all Sprint Nextel wireless services offered to approximately three million people in our western Virginia and West Virginia service area, which we deliver over our CDMA 3G 1xRTT network utilizing our own spectrum.

Founded in 1897, our wireline business and its predecessor organizations have consistently outperformed the service benchmarks set by the Virginia State Corporation for telephone service. Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta Counties. In 1998, we began to leverage our wireline network infrastructure to offer competitive local exchange carrier, or CLEC, communication services in Virginia and West Virginia outside our RLEC coverage area. Our CLEC business markets and sells local, long distance, and high-speed data services almost exclusively to business customers, with residential service limited to bundled service offerings with DSL. We also own a 1,900-mile regional fiberoptic network which directly connects our networks with many of the largest markets in the mid-Atlantic region.

We were formed in January 2005 by the CVC Entities and the Quadrangle Entities for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into a transaction agreement with NTELOS Inc.

and certain of its shareholders to acquire NTELOS Inc. In accordance with this agreement, we acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. In connection with our acquisition of NTELOS Inc., we assumed approximately $625.7 million in debt including $624.0 million of the NTELOS Inc. senior secured credit facilities and $1.7 million of capital lease obligations. Following the merger transaction, NTELOS Inc. became our wholly-owned subsidiary. Accordingly, we began consolidating the results of NTELOS Inc. into our financial statements on this date.

We completed an initial public offering of 15,375,000 shares of common stock during the first quarter of 2006. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million underwriting fees. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with affiliates of its two largest shareholders. The Company used approximately $143.9 million of the net proceeds to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $8.8 million) on April 15, 2006. The remainder of the proceeds will be used for general corporate purposes, which could be used to pay a portion of a dividend the Company expects to pay in the first six months of fiscal 2006 on its Class B common stock (the security issued upon conversion of the former Class A and Class L common stock in connection with the initial public offering). Holdings Corp. also has outstanding 26,492,897 shares of Class B common stock, which are convertible at any time at the option of the holder into shares of common stock. The terms of the Class B common stock include a $30 million distribution preference.

For purposes of this discussion and to provide comparable-period financial results and cash flows for the quarters ended March 31, 2006 and 2005, we have presented and discussed certain NTELOS Inc. financial information for the quarter ended March 31, 2005. We had no operating activities prior to the completion of our acquisition of NTELOS Inc. on May 2, 2005. We believe this comparison provides the most practical way to comment on the results of operations.

Effects of Being a Public Company

Upon completion of the initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the other rules and regulations of the Securities and Exchange Commission, or SEC. We also are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. In addition, we are subject to the rules of the NASDAQ National Market.

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

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, basis, throughout this document we reference non-GAAP measures, such as average monthly revenues per handset/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in our consolidated statements of operations for the three months ended March 31, 2006 and in NTELOS Inc.’s consolidated statements of operations for the three months ended March 31, 2005.

	Three Months Ended March 31,
(dollars in thousands, other than ARPU data)	2006	2005
Wireless communications revenues	$77,575	$65,643
Less: equipment revenues from sales to new customers	(3,745)	(3,311)
Less: equipment revenues from sales to existing customers	(1,084)	(932)
Less: wholesale revenues	(18,287)	(14,610)
Plus: other revenues and adjustments	364	709

Wireless gross subscriber revenues	$54,823	$47,499
Less: paid in advance and prepay subscriber revenues	(12,695)	(10,077)
Less: adjustments	(496)	(529)

Wireless gross PostPay subscriber revenues	$41,632	$36,893

Average subscribers	340,057	307,792
ARPU	$53.74	$51.44

Average PostPay subscribers	256,588	234,429
PostPay ARPU	$54.08	$52.46

Wireless gross subscriber revenues	$54,823	$47,499
Less: wireless voice and other features revenues	(52,174)	(46,116)

Wireless data revenues	$2,649	$1,383

Average subscribers	340,057	307,792
Total data ARPU	$2.60	$1.50

Operating Revenues

Our revenues are generated from the following categories:

•	wireless PCS, consisting of retail revenues from PostPay and PrePay plan access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	wireline communications, including RLEC service revenues, CLEC service revenues, internet access, fiber optic network usage (or carrier’s carrier services), and long distance revenues; and,

•	other communications services revenues, including revenues from paging, our sale and lease of communications equipment and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are generally incurred from the following categories:

•	cost of wireless sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which, in keeping with industry practice, we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide wireless services to our end-use customers;

•	maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment; leased facility expenses for connection to other carriers, cell sites and switch locations;

•	depreciation and amortization, including depreciable long lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations, or ARO;

•	customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of regional telephone directories, customer care, directory services and bad debt expenses;

•	corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses; and,

•	termination of advisory agreements.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, our equity share of the net income of NTELOS Inc. from our 24.9% investment in NTELOS Inc. for the period February 24, 2005 through March 31, 2005, and other income (expenses).

Income Taxes

Our income tax liability or benefit and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, net operating losses and related carryforwards, valuation allowances, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible expenses and other tax deductible amounts.

Minority Interests in Losses (Earnings) of Subsidiaries

We record minority interest relating to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs. We have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.8 million populated area in central and western Virginia. The VA Alliance has incurred significant operating losses since it initiated PCS services in 1997. We recognize a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the three months ended March 31, 2006 and 2005. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

OVERVIEW

Operating revenues increased $13.1 million, or 14.2%, from $92.6 million for the three months ended March 31, 2005 to $105.7 million for the three months ended March 31, 2006. Operating income decreased $19.0 million, from income of $17.2 million for the three months ended March 31, 2005 to a loss of $1.8 million for the current year period. This was due in large part to a $12.9 million fee to terminate our advisory agreements following the initial public offering in February 2006, $10.5 million in non-cash compensation charges related to the Class A common stock instrument, a $5.2 million gain on sale of assets in 2005 and a $3.1 million increase in depreciation and amortization expense primarily related to the amortization of the intangible assets recorded in connection our application of purchase accounting on May 2, 2005.

As a result of a 9.0% growth in subscribers, a 4.5% increase in ARPU and a 25.2% increase in wholesale revenue, primarily under our Strategic Network Alliance, our wireless operating revenues increased $11.9 million, or 18.2%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation charges and capital restructuring charges over these periods grew $4.4 million, or 9.7%, driven by a $2.1 million increase in cost of sales due to increases in roaming costs, handsets and handset insurance. Excluding cost of sales, the remaining increase of $2.3 million, or 7.1%, was primarily due to increased retention costs of the larger subscriber base and an increase in cell site expense related to lease accounting resulting from our 2005 application of purchase accounting and the increase in the number of cell sites.

Wireline communications services realized revenue improvement of $1.3 million, or 4.8%, in the first three months of 2006 compared to the first three months of 2005. Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations and non-cash compensation charges increased $0.7 million, or 6.1%, from $11.5 million for the three months ended March 31, 2005 to $12.2 million for the three months ended March 31, 2006. Our RLEC customers decreased by 2.7% as of March 31, 2006 compared to March 31, 2005, but our CLEC and Broadband customers increased by 5.4% and 26.4%, respectively, as of March 31, 2006 compared to March 31, 2005. Our dial-up internet customers declined 18.7% as of March 31, 2006 compared to March 31, 2005.

Other communications services revenue declined slightly over the comparable periods, from $0.3 million for the first three months of 2005 to $0.2 million for the first three months of 2006 due to reduced equipment sales in communications services and decline in the paging business.

OPERATING REVENUES

The following table identifies our operating revenues on a business segment basis for the three months ended March 31, 2006 and NTELOS Inc.’s operating revenues on a business segment basis for the three months ended March 31, 2005:

	Three Months Ended March 31,
Operating Revenues	2006	2005	$ Variance	%Variance
(dollars in thousands)
Wireless PCS	$77,575	$65,643	$11,932	18.2%

Wireline
RLEC	14,720	14,361	359	2.5%
Competitive Wireline	13,206	12,289	917	7.5%

Total Wireline	27,926	26,650	1,276	4.8%

Other	188	277	(89)	(32.1)%

Total	$105,689	$92,570	$13,119	14.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $11.9 million, or 18.2%, from the three months ended March 31, 2005 to the three months ended March 31, 2006, due to an increase in our NTELOS branded net subscriber revenue of $7.6 million, or 16.4%, a $3.7 million, or 25.2%, increase in wholesale and roaming revenues, and a $0.6 million, or 13.8%, increase in equipment sales revenues. Subscriber revenues reflected subscriber growth of 9.0%, or 28,293 subscribers, from 315,586 subscribers at March 31, 2005 to 343,879 subscribers at March 31, 2006 and an increase in ARPU of 4.5% from $51.44 to $53.74 for the three months ended March 31, 2005 and March 31, 2006, respectively. The increase in ARPU was driven in part by increased data revenue per subscriber which increased from $1.50 during the quarter ended March 31, 2005 to $2.60 for the quarter ended March 31, 2006. Additionally, ARPU increased due to the continued increase in larger minute, higher service rate plans including new national plan offers introduced at the end of the third quarter of 2005. Finally, other subscriber revenue from accessories and additional features increased 10.1% related in a large part to price increases for handset insurance. Gross subscriber additions were 1.4% lower in the first three months of 2006, at 40,285, compared to 40,853 for the first three months of 2005. Despite this, equipment revenues increased due to the introduction of more feature rich and more expensive handsets sold in the 2006 period as compared to the 2005 period.

Total subscriber churn increased from 3.0% for the first three months of 2005 to 3.2% for the first three months of 2006. This increase offset the net subscriber revenue growth realized as a result of the increased ARPU. The increase in wholesale revenues was driven by increased voice and data usage under the Strategic Network Alliance as wholesale revenues grew 25.2% from $14.6 million for the three month period ending March 31, 2005 to $18.3 million for the three month period ending March 31, 2006. Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home wholesale subscribers, and those customers of Sprint Nextel, and affiliates of Sprint Nextel such as Virgin Mobile and Qwest, who use our voice and data services while traveling through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 23 cell sites within this wholesale service area since March 2005, improving existing service and extending this coverage area.

As previously mentioned, we entered into a seven year exclusive wholesale agreement with Sprint Nextel in 2004. While management believes the merger of Sprint and Nextel will likely have a positive impact for our wholesale business, the level of future wholesale revenue to be generated under this agreement is uncertain. Further, it is possible that there will be additional consolidation among the Sprint Nextel network affiliates and the potential impact of any such future consolidation is unknown. See “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.3 million, or 4.8%, from $26.6 million for the three months ended March 31, 2005 to $27.9 million for the three months ended March 31, 2006.

•	RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased $0.3 million, or 2.5%, from $14.4 million for the three months ended March 31, 2005 to $14.7 million for the three months ended March 31, 2006. Access lines decreased 2.7% over the respective periods, with lines totaling 47,764 at March 31, 2005 and 46,492 at March 31, 2006. These line losses are reflective of reduction in Centrex lines, wireless substitution, loss of second lines and the loss of PRI lines due to the closings of small local dial-up ISPs who were our customers. These losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. Should this type of competition be introduced in the future, our RLEC line loss may increase and related revenues may be adversely impacted. Somewhat offsetting revenue losses related to access line loss was a $0.3 million, or 3.6%, improvement in access revenues, driven by increases in carrier access minutes from the three months ended March 31, 2005 to the three months ended March 31, 2006, due primarily to the growth in usage by wireless carriers. Bi-annual tandem switching rate reductions in mid-2005 without considering minute increases translates to a revenue reduction between the first quarter 2005 and 2006 of approximately $0.7 million.

•	Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from CLEC, network and internet operations increased $0.9 million, or 7.5%, from $12.3 million for the three months ended March 31, 2005 to $13.2 million for the three months ended March 31, 2006. Revenue from transport increased $0.6 million, or 32.2%, over the comparative periods from new circuit additions with carriers. Additionally, revenues from broadband, including DSL, dedicated internet and wireless broadband, and integrated access products increased $0.4 million, or 21.7%, due to customer growth with these products. Revenue from long distance, private line and special access, PRI charges, and reciprocal compensation and switched access grew by a combined $0.3 million or 6.4%. These increases were primarily offset by the $0.5 million decline in dial-up revenue from continued customer erosion with that product. CLEC local access remained relatively flat over the comparative periods despite an 843 local access line growth, which excludes PRIs, from approximately 29,434 lines at March 31, 2005 to 30,277 lines at March 31, 2006, due to an offsetting reduction in ARPU. As noted above, losses of dial-up subscribers continued with 7,294 fewer customers at March 31, 2006 than at March 31, 2005, a loss of 18.7%. Customer increases for Broadband products totaled 26.4%. The market for DSL and other broadband internet products in our region is significantly smaller than that of the dial-up product and thus increases in revenues on these products has trailed that of the decline in dial-up revenues. Long distance customers grew 21.3% over the comparable periods, from 34,615 at March 31, 2005 to 41,971 at March 31, 2006. The long distance revenue percentage growth trailed the customer growth percentage due to bundled pricing.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenue declined $0.1 million, from $0.3 million for the three months ended March 31, 2005, to $0.2 million for the three months ended March 31, 2006, due to reduced equipment sales in communication services and continued decline in our paging business.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the three months ended March 31, 2006 and NTELOS Inc.’s operating expenses on a business segment basis for the three months ended March 31, 2005:

	Three Months Ended March 31,
Operating Expenses	2006	2005	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$49,622	$45,251	$4,371	9.7%

Wireline
RLEC	3,377	3,426	(49)	(1.4)%
Competitive Wireline	8,820	8,073	747	9.3%

Total Wireline	12,197	11,499	698	6.1%

Other	1,474	1,019	455	44.7%

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges	63,293	57,769	5,524	9.6%
Depreciation and amortization	20,647	17,504	3,143	18.0%
Gain on sale of assets	—	(5,246)	5,246	100%
Accretion of asset retirement obligations	197	189	8	4.2%
Termination of advisory agreements	12,941	—	12,941	N/M
Non-cash compensation	10,456	—	10,456	N/M
Capital restructuring charges	—	5,199	(5,199)	(100)%

Total operating expenses	$107,534	$75,415	$32,119	42.6%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $32.1 million, or 42.6%, from $75.4 million for the three months ended March 31, 2005 to $107.5 million for the three months ended March 31, 2006. Operating expenses before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $5.5 million, or 9.6%, from $57.8 million to $63.3 million for the three months ended March 31, 2005 and 2006, respectively. Wireless operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $4.4 million, or 9.7%, from the three months ended March 31, 2005 as compared to the three months ended March 31, 2006, due to direct costs associated with a higher subscriber base and increased number of cell sites. Wireline operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $0.7 million, or 6.1%, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. RLEC operating expenses decreased 1.4% due primarily to a decrease in bad debt expenses and reductions in compensation related expenses related to efficiency driven headcount reductions. Competitive wireline operating expenses increased $0.7 million, or 9.3%, due to the increased customer base and an increase in access related costs associated with growth in the high bandwidth data products. Other operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges from the other communication service businesses increased $0.5 million, or 44.7% from the three months ended March 31, 2005 to the three months ended March 31, 2006 due to the increase in corporate related costs associated with the Company becoming a publicly traded company in 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $2.1 million, or 15.5%, from $13.7 million for the three months ended March 31, 2005 to $15.8 million for the three months ended March 31, 2006. Equipment cost of sales, or COS, increased $0.4 million primarily due to sales of the feature rich, more expensive handsets. Cell site access, toll and other wireless COS increased $1.7 million, or 23.5%, over the comparative periods related to the increased subscriber base and an increase in average network usage per subscriber. Other feature cost of sales increased $1.3 million, driven by a $1.1 million increase in the cost of handset insurance and related take rate. Roaming costs related to increased sales for national plans and other plans which contain more package roaming minutes increased $0.5 million. Toll cost of sales actually decreased despite higher usage from long distance rate reductions.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $2.8 million, or 17.6%, from $15.9 million to $18.7 million for the three months ended March 31, 2005 and 2006, respectively. The primary driver of this expense increase is related to transport and access expense which increased due to the wireless PCS and wireline CLEC growth and CLEC access line charge increases. Cell site costs also increased for wireless reflecting the larger subscriber base and a 7% increase in cell sites placed in service between March 31, 2005 and March 31, 2006. In connection with 2006 planned network expansion and enhancements, we are planning an additional 10% increase in the number of cell sites by the end of the year. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. In addition to these increases, during the three months ended March 31, 2006 we recorded $0.8 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of operations and engineering executive management.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $3.1 million, or 18.0%, from $17.5 million for the three months ended March 31, 2005 to $20.6 million for the three months ended March 31, 2006. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets decreased $12.2 million but other intangibles increased $54.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million ($9.4 million annually) for the periods after May 1, 2005 as compared to amortization of other intangibles for the period ended May 1, 2005 and before. From March 31, 2005 to March 31, 2006, we purchased approximately $95.9 million of depreciable property, plant and equipment. Additionally, accelerated depreciation increased $0.3 million, from $0.8 million for the three months ended March 31, 2005 to $1.1 million for the three months ended March 31, 2006. Depreciation has been accelerated primarily relating to certain wireless switching assets which have been scheduled for replacement or elimination related to actual or planned early network upgrades, including a 2G to 3G upgrade for numerous cell sites in our Virginia East wireless markets. This upgrade was completed in April 2006 after which we are 100% 3G capable.

GAIN ON SALE OF ASSETS—For the three months ended March 31, 2005, we recognized a gain on sale of certain inactive PCS licenses covering populations in Pennsylvania resulting in a gain of approximately $5.2 million.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations remained relatively flat over the respective three-month periods ended March 31, 2005 and 2006. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $2.3 million, or 10.2%, from $22.1 million for the three months ended March 31, 2005 to $24.4 million for the three months ended March 31, 2006. This increase is related to the direct costs associated with an increased wireless PCS customer base and the rapidly changing competitive environment in the comparative periods, including employee and agent sales commissions and customer retention costs, which increased $0.8 million, or 31.7%. In addition to this, during the three months ended March 31, 2006, we recorded $1.1 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $8.8 million, or 145.1%, from $6.1 million to $14.9 million for the three months ended March 31, 2005 and 2006, respectively. This significant increase in corporate operations expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily relates to $8.5 million of non-cash compensation charges and $0.5 million of advisory fee charges recorded in the three months ended March 31, 2006.

CAPITAL RESTRUCTURING CHARGES—Capital restructuring charges of $5.2 million were recorded in the first three months of 2005 for legal, financial and consulting costs, accelerated payment of certain retirement obligations and retention related costs, all of which are directly attributable to the refinancing merger transactions, the initial closing of which occurred on February 24, 2005 with NTELOS Inc. borrowing $625 million from the new $660 million senior secured credit facilities and using these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million, or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger.

TERMINATION OF ADVISORY AGREEMENT—The Company (through NTELOS Inc.) entered into advisory agreements with the Advisors, whereby the Advisors will provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, commensurate with its IPO, the Company terminated this agreement, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative three month periods increased $9.6 million, or 134.8%, from $7.1 million to $16.7 million. The increase was due to the signing of our new $660 million senior secured credit facilities on February 24, 2005. The proceeds of the $660 million senior secured credit facilities were used to repay the outstanding balance of the existing $325 million senior credit facility and other senior secured debt obligations. For the period January 1, 2005 through February 24, 2005, interest expense relating to the $325 million senior credit facility and other debt instruments which were refinanced on February 24, 2005 totaled $2.7 million, of which $0.7 million related to an adjustment of book value to maturity value at the time of payoff and $0.3 million related to the write-off of debt issuance costs. Interest expense relating to our new $625 million facility and the related swap agreement was $12.0 million for the three months ended March 31, 2006 compared to $4.4 million for the period February 25, 2005 through March 31, 2005, of which $0.2 million related to amortization of deferred debt issuance costs. Interest expense relating to the Floating Rate Notes for the quarter ended March 31, 2006 was $4.8 million, of which $0.2 million related to the amortization of deferred debt issuance costs. Interest expense—change in fair value of interest rate swap instrument was a gain of $1.9 million for the three months ended March 31, 2006 compared with a gain of $1.6 million for the period from February 25, 2005 through March 31, 2005. Our swap agreement, entered into in connection with the February 24, 2005 financing transactions, was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the market value of the swap agreement are recorded as a charge or credit to interest expense – change in fair value of interest rate swap instrument. For the period January 1, 2005 through February 24, 2005, we had a swap agreement with a notional amount of $162.5 million, $150 million less than our current swap agreement, which, during this period was not designated as an interest rate hedge instrument for accounting purposes. Therefore, the payments were recorded as a reduction of the associated swap agreement obligation. Changes between the fair value and carrying value of the previous swap obligation were also included as adjustments to gain (loss) on interest rate swap agreement.

We recorded gains on sale of assets totaling $1.7 million for the three months ended March 31, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006 (see Note 6 to the condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this quarterly report on Form 10-Q)). This has been classified in other income below operating loss due to the fact that the RTB stock was of a non-operational nature. In addition to this, interest income from cash and cash equivalents totaled $1.2 million for the quarter ended March 31, 2006, $1.0 million higher than the prior year comparable quarter due to a significant increase in cash, primarily from the IPO, and some rate improvement.

INCOME TAXES

Income taxes for the quarter ended March 31, 2006 were $3.6 million, representing primarily the effects of non-deductible transaction costs, non-deductible/non-cash stock based compensation, interest cost in excess of Internal Revenue Code defined yields and revenue based state minimum taxes. NTELOS Holdings Corp. operated as a partnership for tax purposes during the period from inception to March 31, 2005. Accordingly, no provision was made for income taxes during this period.

We had $223 million of available net operating losses at March 31, 2006, all of which will be subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Due to the limited carryforward life of net operating losses and the amount of the annual limitation, it is likely that we will only be able to realize approximately $43 million of the $153 million of our net operating losses existing prior to NTELOS Inc.’s emergence from bankruptcy. The remaining NOL’s generated after such emergence will likely be fully utilized.

Liquidity and Capital Resources

For the three months ended March 31, 2005 and 2006 we funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under the former NTELOS Inc. credit facilities or the NTELOS Inc. senior secured credit facilities, as the case may be. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint. See “Business” contained in Part I, “Item 1. Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, we had $675.3 million in aggregate long term liabilities consisting of $616.5 million in outstanding long-term debt and approximately $58.8 million in other long-term liabilities. On February 24, 2005, NTELOS Inc. borrowed $400 million under a senior secured first lien bank facility

(the “First Lien Facility”) and $225 million under a senior secured second lien term loan facility (the “Second Lien Facility”). In addition, we have the ability to borrow under a $35 million revolving credit facility (the “Revolving Credit Facility”), none of which has been borrowed to date. The proceeds of the NTELOS Inc. senior secured credit facilities were used to pay off the existing debt of NTELOS Inc., finance the tender offer of NTELOS Inc. and to pay fees and expenses incurred in connection with such transactions. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of March 31, 2006 is 8.8%. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $4.0 million per year from 2006 through 2009.

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. As of March 31, 2006, our total outstanding debt on a consolidated basis, including capital lease obligations and taking into account the issuance of the Floating Rates Notes, was approximately $759.0 million. The Floating Rate Notes were repaid in full with approximately $143.9 million in proceeds from this offering on April 15, 2006, resulting in a pro forma debt as of March 31, 2006 of $621.0 million following this repayment.

During the term of the First Lien Facility, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA, a minimum interest coverage ratio and maximum capital expenditures. The Second Lien Facility is subject to covenants which are customary for high yield bond financings. As of March 31, 2006, we are in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities or the holders of the Floating Rate Notes.

In addition to the long-term debt discussed above, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At March 31, 2006 the net present value of these future minimum lease payments was $1.0 million.

In connection with the acquisition of NTELOS Inc., we recognized approximately $28.3 million in liabilities, including legal, financial, and consulting costs, additional costs associated with accelerated payout of certain retirement obligations and retention obligations, substantially all of which was paid off at March 31, 2006.

During the three months ended March 31, 2006, net cash used in operating activities was approximately $8.3 million. We generated $15.6 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $32.9 million of depreciation, amortization and other non-cash charges (net) including a $10.5 million in class A common stock and stock options non-cash compensation charge. Total net changes in operating assets and liabilities used $23.9 million. The principal changes in operating assets and liabilities from December 31, 2005 to March 31, 2006 were as follows: accounts receivable decreased by $0.5 million, or 1.3%, due primarily to improved accounts receivable aging; inventories and supplies increased $2.3 million due to higher PCS handset shipment receipts just prior to March 31, 2006 as compared to December 31, 2005 in anticipation of our launch of new handsets and Blackberry services in April 2006; other current assets increased $2.5 million due to the timing of certain prepaid expense payments which are paid annually in the first quarter and expensed over the following twelve months; accounts payable decreased by $10.9 million due primarily to higher capital expenditures made in the period ended December 31, 2005 as compared to the period ended March 31, 2006; and other current liabilities decreased $2.2 million due to the payment of the 2005 incentive compensation in March 2006 which was partially offset by an increase in accrued interest related to the Floating Rate Notes. Retirement benefit payments in the first three months of 2006 were approximately $6.4 million due primarily to the $6.3 million pension plan funding.

During the three months ended March 31, 2005, net cash provided by operating activities for NTELOS Inc. was approximately $9.6 million. Additionally, cash generated from operations before taking into account changes in operating assets and liabilities for NTELOS Inc. was $24.0 million. We did not have any cash flow from operations during this period. For further discussion of cash flows for NTLEOS Inc. during 2005, please refer to the Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Form S-1/A registration statement filed on February 6, 2006.

Our cash flows used in investing activities for the three months ended March 31, 2006 were approximately $20.3 million, with $20.4 million used for the purchase of property and equipment.

For the three months ended March 31, 2005, we invested $35.7 million for the purchase of 24.9% ownership interest in NTELOS Inc. in February 2005.

We currently expect capital expenditures for 2006 to be approximately $87 million. We expect that our capital expenditures associated with our wireless business in 2006 will be approximately $61 million, of which approximately $28 million is for the completion of network wide 3G 1xRTT upgrade, continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration, which taken together with the discretionary wireless capital expenditures targeted in 2005 will significantly strengthen our existing competitive position within our markets and allow us to provide 3G 1xRTT CDMA services across 100% of our cell sites. The remaining $33 million in wireless capital expenditures is targeted to maintain our existing networks and provide additional capacity to support our projected growth in our NTELOS branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance. We expect that our capital expenditures associated with our wireline business in 2006 will be approximately $19 million, which is targeted to provide regular maintenance and support for our RLEC operations and to support the projected growth of our competitive wireline voice and data offerings. In addition, we expect to invest approximately $7 million in enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash provided by financing activities for the three months ended March 31, 2006 aggregated $170.1 million, which primarily represents the following:

•	$171.2 million in proceeds from the initial public offering of common stock; and,

•	$1.1 million in payments on senior secured term loans and other debt instruments.

For the quarter ended March 31, 2005, we received $35.7 million in proceeds from the sale of membership interest.

As of December 31, 2005 and March 31, 2006 we had approximately $28.1 million and $169.6 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $7.4 million and $32.6 million, respectively. Of the cash and cash equivalents on hand on March 31, 2006, $8.8 million was held by NTELOS Inc. and its subsidiaries which is subject to usage restrictions pursuant to the First Lien Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our current working capital and capital expenditure requirements for at least the next 24 months. However, as we continue to grow our business and evaluate additional growth opportunities, we may incur additional capital expenditures. If so, we may seek additional financing in the future.

As noted elsewhere in this quarterly report on Form 10-Q, the terms of the Class B common stock include a $30 million distribution preference. Consistent with the disclosure set forth in the prospectus related to our initial public offering, we could use cash on hand at the parent company (cash on hand after the Floating Rate Notes redemption and related interest payments on April 15, 2006), any future interest earned on the cash on hand and cash received in connection with future financing or refinancing to pay this dividend on our Class B common stock. Subject to funds being legally available therefor and subject to declaration by our Board of Directors, we expect to pay this dividend by the end of the second quarter of 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily related to interest rates. As of March 31, 2006, $395.0 million was outstanding under the First Lien Facility and $225.0 million was outstanding under the Second Lien Facility. As of March 31, 2006 NTELOS Inc. achieved a leverage ratio of 3.9:1.0. The First Lien Term Loan bears interest at rates 2.5% above the Eurodollar rate and 1.5% above the Federal Funds rate, with a 25 basis point reduction in each of these rates when the leverage ratio is equal to or less than 4.0:1.0. This rate reduction is effective May 1, 2006. The applicable margin for the Second Lien Facility is 4.00% per annum with respect to Base Rate Loans and 5.00% per annum with respect to Eurodollar Loans. We have other fixed rate, long-term debt totaling $1.0 million as of March 31, 2006.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Facility. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three-month U.S. Dollar LIBOR, which was 2.64% for the initial calculation period and 4.99% as of March 31, 2006. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Facility and the Second Lien Facility in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults.

At March 31, 2006, we had a $6.1 million exposure to credit loss on interest rate swaps. At March 31, 2006, the swap agreement had a fair value of $6.1 million above its face value. At March 31, 2006, our senior bank debt totaled $620.0 million, or $307.5 million over the swap agreement.

At March 31, 2006, our financial assets included cash and cash equivalents of $169.6 million. On April 15, 2006, $143.9 million of this cash was used to pay off the Floating Rate Notes and accrued interest. Additionally, our primary investment at December 31, 2005 was a $2.8 million investment in RTB stock. Redemption certificates were filed during the first quarter of 2006 which resulted in a $1.7 million gain and a reclassification of the investment to other receivables at March 31, 2006. In April 2006, $4.5 million of proceeds were received. Other securities and investments totaled $0.2 million at March 31, 2006.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 28, 2006. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first quarter 2006 or existing policies that were changed during the first quarter 2006.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees,or APB opinion No. 25, and its related interpretations.

Prior to our adoption of SFAS No. 123R, we accounted for stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and followed the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Based on our adoption of the SFAS No. 123R standard on January 1, 2006, we were required to account for the Class A shares and options as liability based awards under the fair value approach. Under this approach, we determined the fair value of these instruments on January 1, 2006. Prior to this, we recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition was required due to the classification of these instruments as liabilities. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

On the February 8, 2006 IPO date, the Class A shares and Class L shares were converted into Class B shares and the Class A options were converted into common stock options. In each case, the instruments went from a liability based classification to an equity based classification as a result of the modification to the awards. The fair value of the Class A shares on February 8, 2006 prior to conversion was $11.31 per share. Immediately after conversion, the Class B shares’ fair value was $12.00 per share. The difference in fair value before and after the conversion (approximately $0.3 million) is being recognized in non-cash compensation over the remaining vesting period. Future compensation became fixed based on the post conversion fair value of both the unvested Class B shares and common stock options. We have elected to recognize this compensation over the future service period ratably.

Non-cash compensation charges were $10.5 million for the quarter ended March 31, 2006. Non-cash compensation for the remainder of 2006 and for the years 2007 through 2009 will be approximately $2.8 million, $3.7 million, $1.4 million and $0.3 million, respectively, related to capital stock and stock options outstanding as of March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures—Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings with the SEC.

(b) Changes in internal controls—There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” (pages 18-24) in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 8, 2006, prior to our initial public offering, the holders of the Company’s capital stock voted on certain matters by unanimous written consent in lieu of an annual meeting pursuant to Section 228(a) of the Delaware General Corporation Law. Each matter voted on by such unanimous written consent passed by a unanimous vote. Pursuant to the unanimous written consent, the shareholders of the Company approved and adopted the Agreement and Plan of Merger by and between the Company and its wholly-owned subsidiary, NTELOS Merger Corp., pursuant to which NTELOS Merger Corp. merged with and into the Company, with the Company being the surviving corporation. The shareholders also approved and adopted the Restated Certificate of Incorporation and the Amended and Restated Bylaws of the Company, in the form attached to the Agreement and Plan of Merger. By such unanimous written consent, the shareholders also approved the NTELOS Holdings Corp. Amended and Restated Equity Incentive Plan, the NTELOS Holdings Corp. Non-Employee Director Equity Plan, and the NTELOS Holdings Corp. Employee Stock Purchase Plan authorizing the issuance of up to 4,050,000, 400,000 and 200,000 shares of the Company’s common stock, respectively. Finally, the shareholders pursuant to such unanimous written consent elected the following directors of the Company effective upon the closing of the merger between the Company and NTELOS Merger Corp.: Christopher Bloise, Andrew Gesell, Daniel Heneghan, Michael Huber, Henry Ormond, Steven Rattner and James S. Quarforth.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 12, 2006	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: May 12, 2006	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary