Form 10-Q
period 2006-06-30
NTELOS HOLDINGS CORP
filed 2006-08-10
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,545,000 shares of common stock and 328,000 shares of Class B common stock as of August 9, 2006.

NTELOS HOLDINGS CORP.

Quarterly Report on Form 10-Q

June 30, 2006

INDEX

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	1-2

Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and June 30, 2005 and for the six months ended June 30, 2006 and the period January 14, 2005 (inception) through June 30, 2005	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and for the period January 14, 2005 (inception) through June 30, 2005	4

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2006 and for the period January 14, 2005 (inception) through June 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40-41

Item 4. Controls and Procedures	41-42

PART II— OTHER INFORMATION

Item 1A. Risk Factors	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Certifications

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

NTELOS Holdings Corp.

(In thousands)	June 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$21,730	$28,134
Accounts receivable, net of allowance of $12,075 ($13,035 in 2005)	37,238	37,691
Inventories and supplies	3,372	3,419
Other receivables and deposits	3,320	3,817
Income tax receivable	702	—
Prepaid expenses and other	6,920	5,593

	73,282	78,654

Securities and Investments
Deferred assets – interest rate swap	7,063	4,120
Securities and investments	142	3,042

	7,205	7,162

Property, Plant and Equipment
Land and buildings	36,256	33,903
Network plant and equipment	349,606	320,690
Furniture, fixtures and other equipment	34,664	33,081

Total in service	420,526	387,674
Under construction	28,382	20,443

	448,908	408,117
Less accumulated depreciation	80,410	47,975

	368,498	360,142

Other Assets
Goodwill	158,033	162,395
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $16,570 ($9,470 in 2005)	106,480	113,580
Radio spectrum licenses in service	114,102	114,051
Other radio spectrum licenses	1,344	1,344
Radio spectrum licenses not in service	15,926	15,581
Deferred charges	4,790	10,934

	432,675	449,885

	$881,660	$895,843

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	June 30, 2006	December 31, 2005
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,927	$4,513
Accounts payable	21,411	30,628
Advance billings and customer deposits	16,854	16,112
Accrued payroll	5,309	11,164
Accrued interest	115	161
Deferred revenue	647	933
Other accrued taxes	4,118	3,138
Other accrued liabilities	4,265	4,613

	59,646	71,262

Long-term Liabilities
Long-term debt	622,592	754,871
Other long-term liabilities:
Retirement benefits	30,062	34,389
Deferred income taxes	12,448	12,448
Long-term deferred liabilities	16,775	16,816
Common stock deposit	419	4,530

	682,296	823,054

Minority Interests	447	429

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 41,536 shares issued and outstanding in 2006	155,257	—
Class B common stock, par value $.01 per share, authorized 27,000 shares; 337 issued and outstanding in 2006	—	—
Class L common stock, par value $.01 per share, authorized 14,000 shares in 2005; 11,364 shares issued and outstanding in 2005 (liquidation value of $5,948 in 2005)	—	—
(Accumulated Deficit) Retained Earnings	(15,986)	1,098

	139,271	1,098

	$881,660	$895,843

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

NTELOS Holdings Corp.

(In thousands except per share amounts)	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	January 14, 2005 (inception) through June 30, 2005
Operating Revenues
Wireless communications	$79,588	$45,242	$157,163	$45,242
Wireline communications	28,344	17,834	56,270	17,834
Other communication services	227	124	415	124

	108,159	63,200	213,848	63,200

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	16,964	9,666	32,763	9,666
Maintenance and support (inclusive of non-cash compensation charges of $83 and $923 for the three and six months ended June 30, 2006, respectively)	18,233	10,654	36,952	10,654
Depreciation and amortization	21,345	14,713	41,992	14,713
Accretion of asset retirement obligations	230	98	427	98
Customer operations (inclusive of non-cash compensation charges of $123 and $1,194 for the three and six months ended June 30, 2006, respectively)	24,533	14,330	48,904	14,330
Corporate operations (inclusive of non-cash compensation charges of $718 and $9,263 for the three and six months ended June 30, 2006, respectively)	6,604	4,643	21,464	4,643
Capital restructuring charges	—	120	—	120
Termination of advisory agreements	—	—	12,941	—

	87,909	54,224	195,443	54,224

Operating Income	20,250	8,976	18,405	8,976

Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	(1,652)	—	(1,213)
Interest expense	(21,149)	(7,398)	(37,895)	(7,398)
Gain (loss) on interest rate swap instrument	1,005	(495)	2,943	(495)
Other income	774	125	3,718	125

	(19,370)	(9,420)	(31,234)	(8,981)

	880	444	(12,829)	(5)
Income Tax Expense	627	734	4,237	734

	253	(1,178)	(17,066)	(739)

Minority Interests in Earnings of Subsidiaries	(15)	(31)	(18)	(31)

Net Income (Loss)	238	(1,209)	(17,084)	(770)

Dividend distribution preference on Class B shares	(30,000)	—	(30,000)	—

Loss Applicable to Common Shares	$(29,762)	$(1,209)	$(47,084)	$(770)

Basic and Diluted Loss per Common Share:
Loss per share – basic and diluted	$(0.72)	$(0.06)	$(1.26)	$(0.05)

Average shares outstanding – basic and diluted	41,081	19,306	37,297	15,809

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

NTELOS Holdings Corp.

(In thousands)	Six months ended June 30, 2006	January 14, 2005 (inception) through June 30, 2005
Cash flows from operating activities
Net loss	$(17,084)	$(770)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on liquidation of investment	(1,723)	—
Depreciation	34,892	12,232
Amortization	7,100	2,481
Accretion of asset retirement obligations	427	98
Deferred income taxes	—	486
(Gain) loss on interest rate swap instrument	(2,943)	495
Interest paid-in-kind on the floating rate notes	677	—
Prepayment penalty from early debt repayment recorded in interest expense	2,250	—
Common stock and stock options non-cash compensation charge	11,380	—
Retirement benefits and other	6,234	995
Amortization and write-off of loan origination costs and debt discount	6,679	—
Equity share of net loss from NTELOS Inc.	—	1,213
Changes in assets and liabilities from operations:
Decrease in accounts receivable, net	453	2,878
Decrease (increase) in inventories and supplies	47	(396)
(Increase) decrease in other current assets	(830)	473
Changes in income taxes	(702)	(37)
Decrease in accounts payable	(8,738)	(636)
Decrease in other current liabilities	(4,750)	(6,903)
Retirement benefit payments	(6,766)	(1,164)

Net cash provided by operating activities	26,603	11,445

Cash flows from investing activities
Purchases of property, plant and equipment	(43,248)	(12,232)
Proceeds from sale of property, plant and equipment, investments and radio spectrum licenses	4,572	—
Purchase of ownership interest in NTELOS Inc. including closing costs of $12.1 million and net of cash acquired	—	(103,765)

Net cash used in investing activities	(38,676)	(115,997)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	170,535	—
Proceeds from issuance of long-term debt	235,000	—
Payment of high yield notes	(139,257)	—
Loan repayment and prepayment penalty associated with early debt repayment	(227,250)	—
Scheduled repayments on senior secured term loans	(2,588)	(1,000)
Payment of dividend distribution preference to Class B stockholders	(30,000)	—
Proceeds from membership contributions	—	119,979
Proceeds from issuance of convertible notes	—	5,755
Payments under other debt instruments	(12)	(80)
Debt issuance costs	(761)	—
Other	2	(113)

Net cash provided by financing activities	5,669	124,541

(Decrease) increase in cash and cash equivalents	(6,404)	19,989
Cash and cash equivalents:
Beginning of period	28,134	—

End of period	$21,730	$19,989

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

NTELOS Holdings Corp.

(In thousands)	Shares				Membership Interests – Project Holdings LLC	Class L	Class A	Class B	Common Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common	Class L	Class A	Class B
Balance, January 14, 2005 (inception)	—	—	—	—	$—	$—	$—	$—	$—	$—	$—
Sale of membership interests	100	—	—	—	35,690	—	—	—	—	—	35,690
Conversion of membership interests of Project Holdings LLC to Class L shares in NTELOS Holdings Corp.	(100)	3,245			(35,690)	35,690					—
Comprehensive income: Net income										439	439

Balance, March 31, 2005	—	3,245	—	—	$—	$35,690	$—	$—	$—	$439	$36,129

Purchase of the remaining 75.1% equity interest in NTELOS Inc.		8,119	735			89,309	735				90,044
Comprehensive loss: Net loss										(1,209)	(1,209)

Balance June 30, 2005	—	11,364	735	—	$—	$124,999	$735	$—	$—	$(770)	$124,964

Balance, December 31, 2005	—	11,364	—	—	$—	$—	$—	$—	$—	$1,098	$1,098
Initial public offering of common stock, net of closing costs	15,375								169,588		169,588
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)		26,493				13,970			13,970
Non-cash compensation								597			597
Comprehensive loss: Net loss										(17,322)	(17,322)

Balance, March 31, 2006	15,375	—	—	26,493	$—	$—	$—	$14,567	$169,588	$(16,224)	$167,931

Class B common stock dividend distribution preference									(30,000)		(30,000)
Initial public offering closing cost adjustment									176		176
Conversion of shares of Class B common stock to shares of common stock	26,156			(26,156)				(15,491)	15,491		—
Non-cash compensation								924			924
Stock options exercised	5								2		2
Comprehensive income: Net income										238	238

Balance, June 30, 2006	41,536	—	—	337	$—	$—	$—	$—	$155,257	$(15,986)	$139,271

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

Holdings Corp. was formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P. and certain of its affiliates, collectively “CVC”, and Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle”, for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. at a price of $40.00 per share of common stock. On May 2, 2005, the Company acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger at which time NTELOS Inc. became a wholly-owned subsidiary of Holdings Corp.

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million of underwriting fees. The Company incurred other closing costs associated with this transaction totaling $2.7 million, $2.0 million of which had been paid by June 30, 2006. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with CVC and Quadrangle. The Company used $143.9 million of the net proceeds to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $8.8 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on the Company’s 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represents the payment in full of the $30 million Class B distribution preference provided for in the Company’s Restated Certificate of Incorporation. Subsequent to this distribution, 26,156,000 shares of the Class B common stock were converted into shares of common stock prior to June 30, 2006, increasing the shares of common stock outstanding to 41,536,000 at June 30, 2006, inclusive of 5,000 shares of common stock issued from the exercise of stock options during the period (see Note 9). The Company expects the remaining 337,000 shares of Class B common stock to be converted to 337,000 shares of common stock in the near future.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2006, for the three months ended June 30, 2005 and for the period January 14, 2005 (inception) through June 30, 2005, which are unaudited, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Summarized financial information for NTELOS Inc. for the periods April 1, 2005 through May 1, 2005 and February 24, 2005 through May 1, 2005 is contained in the following table:

Summarized Statement of Operations Information

(In thousands)	April 1, 2005 through May 1, 2005	February 24, 2005 through May 1, 2005
Operating revenues	$33,107	$70,074
Operating income	494	6,293
Net loss	(6,634)	(4,873)
Company’s share of net loss recorded as equity loss from NTELOS Inc.	$(1,652)	$(1,213)

Trade Accounts Receivable

The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the three and six months ended June 30, 2006 was $1.4 million and $2.9 million, respectively. For the consolidated period May 2, 2005 through June 30, 2005, bad debt expense was $1.4 million.

Goodwill and Intangible Assets

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At June 30, 2006, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

The following table presents the activity in goodwill for the six months ended June 30, 2006:

Goodwill at December 31, 2005	$162,395
Pre-acquisition net operating loss benefit recognition	(4,362)

Goodwill at June 30, 2006	$158,033

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At June 30, 2006, other intangibles were comprised of the following:

		As of June 30, 2006		As of December 31, 2005
($’s in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer Relationships	3 to 15 yrs.	$113,400	$15,818	$113,400	$9,040
Trademarks	15 yrs.	$9,650	$752	$9,650	$430

Amortization expense for the three- and six-month periods ended June 30, 2006 was $3.6 million and $7.1 million, respectively. Amortization expense for the remainder of 2006 and for the next five years is as follows:

	Customer Relationships	Trademarks	Total
Remainder of 2006	$6,778	$322	$7,100
2007	13,558	645	14,203
2008	12,758	645	13,403
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	$12,491	$645	$13,136

Accounting for Asset Retirement Obligations

The Company applies the provisions of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in long-term deferred liabilities, for the six months ended June 30, 2006:

(In thousands)	Six Months Ended June 30, 2006
Asset retirement obligation at December 31, 2005	$8,419
Additional asset retirement obligations recorded, net	108
Accretion of asset retirement obligations	427

Asset retirement obligation at June 30, 2006	$8,954

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

Based on the Company’s adoption of the SFAS No. 123R standard on January 1, 2006, the Company was required to account for the Class A shares and options as liability classified awards under the fair value approach. Under this approach, the Company determined the fair value of these instruments on January 1, 2006 as a basis for recognizing non-cash compensation over the service period (period of employment over which the instruments vest). Absent future changes in the instrument, the compensation is fixed going forward by this fair value determination. Prior to this, the Company recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition was required as long as the classification of these instruments is liability. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

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

Non-cash compensation charges were $0.9 million for the three months ended June 30, 2006 and $11.4 million for the six months ended June 30, 2006. Non-cash compensation for the remainder of 2006 and for the years 2007 through 2009 will be approximately $1.8 million, $3.7 million, $1.5 million and $0.3 million, respectively, related to capital stock and stock options outstanding as of June 30, 2006.

The fair value of each instrument was estimated at the respective measurement date using the Black-Scholes option-pricing model with the following assumptions: (i) a dividend rate of 0%; (ii) a risk-free interest rate of 4.52%; (iii) an expected life of five years; and (iv) a price volatility factor of 67.0%.

The impact of the adoption of SFAS No. 123R for the three- and six-month periods ended June 30, 2006 on income from continuing operations is $0.9 million and $1.5 million, respectively, and the three and six month impact to loss applicable to common shares is $0.8 million ($.02 per per share) and $1.4 million ($.04 per share), respectively.

Pension Benefits

For the three and six months ended June 30, 2006, components of the Company’s net periodic benefit cost were as follows:

(In thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Service cost	$721	$1,441
Interest cost	624	1,249
Expected return on plan assets	(630)	(1,260)

Net periodic benefit cost	$715	$1,430

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. The Company will adopt the provisions of FIN No. 48 in its first fiscal quarter of 2007 and is currently assessing the impact of FIN No. 48 on its consolidated financial position and results of operations.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures.

The Company has one customer that accounted for 20.1% and 19.8% of its revenues for the three and six months ended June 30, 2006, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and competitive wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. These segments are described in more detail in the notes to the audited consolidated financial statements for the year ended December 31, 2005. On the Condensed Consolidated Statement of Operations, the wireless communications revenue caption is exclusively comprised of the wireless PCS segment and the wireline communications revenue caption is comprised of the rural telephone company, or RLEC, and the competitive wireline segments.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the three months ended June 30, 2006
Operating Revenues	$79,588	$14,843	$13,501	$227	$108,159
Operating Income (Loss)	12,581	7,662	2,095	(2,088)	20,250
Depreciation & Amortization	14,919	3,596	2,789	41	21,345
Accretion of Asset Retirement Obligations	212	4	11	3	230
Non-cash Compensation Charges	—	—	—	924	924

As of and for the six months ended June 30, 2006
Operating Revenues	$157,163	$29,563	$26,707	$415	$213,848
Operating Income (Loss)	26,217	15,376	3,627	(26,815)	18,405
Depreciation & Amortization	29,056	7,222	5,632	82	41,992
Accretion of Asset Retirement Obligations	392	7	22	6	427
Termination of Advisory Agreements	—	—	—	12,941	12,941
Non-cash Compensation Charges	—	—	—	11,380	11,380

Total Segment Assets	517,495	233,839	67,241	1,189	819,764
Corporate Assets					61,896

Total Assets					$881,660

As of June 30, 2005 and for the period May 2, 2005 through June 30, 2005
Operating Revenues	$45,242	$9,195	$8,639	$124	$63,200
Operating Income (Loss)	4,287	4,395	1,321	(1,027)	8,976
Restructuring Charge	—	—	—	120	120
Depreciation & Amortization	10,265	2,549	1,847	52	14,713
Accretion of Asset Retirement Obligations	119	—	—	(21)	98

Total Segment Assets	487,467	204,163	97,618	1,383	790,631
Corporate Assets					77,623

Total Assets					$868,254

For the period January 14, 2005 through May 1, 2005, the only activity on the Holdings Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations.

The “Other” segment is comprised of the paging operation and the communications services operations. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the three and six months ended June 30, 2006, total unallocated corporate operating expenses were $1.2 million and $2.0 million, respectively. Additionally, the Company recorded $0.5 million of advisory fees in the first quarter of 2006, a termination of the advisory agreement fee of $12.9 million in the first quarter of 2006, and non-cash compensation of $10.5 million and $0.9 million in the first and second quarters of 2006, respectively, none of which was allocated.

Note 4. Long-Term Debt – Floating Rate Notes

As of June 30, 2006 and December 31, 2005, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2006	December 31, 2005
First Lien Term Loan	$628,412	$396,000
Second Lien Term Loan	—	225,000
Floating Rate Senior Notes (including accrued interest of $3.6 million at December 31, 2005)	—	137,265
Capital lease obligations	1,107	1,119

	629,519	759,384

Less: Current Portion of Long-Term Debt	6,927	4,513

Long-Term Debt	$622,592	$754,871

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement” or “First Lien Term Loan”). Borrowings under the Amended Credit Agreement amount to $630 million, consisting of (i) $235 million of new borrowings, the proceeds of which were used to retire the prior $225 million second lien credit facility, (ii) the refinancing of $395 million of prior first lien borrowings and (iii) the payment of other costs associated with the borrowing, including a $2.25 million prepayment penalty on the second lien credit facility which is included in interest expense for the three months ended June 30, 2006. The Amended Credit Agreement also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), none of which is outstanding. The First Lien Term Loan continues to bear interest at 2.25% above the Eurodollar rate. As permitted under the Amended Credit Agreement, NTELOS Inc. paid a dividend to the Company of $16.0 million on June 6, 2006.

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the regulated RLEC companies. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. Aside from the permitted $16.0 million dividend described above, the First Lien Term Loan restricts NTELOS Inc. from making loans, advances or cash dividends to the Company until such time as NTELOS Inc.’s total debt outstanding to EBITDA, as defined in the agreement, is less than a ratio of 3.00:1:00. Additionally, if NTELOS Inc.’s leverage ratio were to increase above 4.0:1.0, the interest rate would increase by 25 basis points. At June 30, 2006, NTELOS Inc.’s total debt to outstanding EBITDA was 3.73:1.00.

NTELOS Inc. incurred deferred debt issuance costs of approximately $0.8 million related to the Amended Credit Agreement which are being amortized to interest expense over the life of the Amended Credit Agreement. Amortization of these costs for the period ended June 30, 2006 was less than $0.1 million.

On October 17, 2005, the Company issued $135 million in Floating Rate Senior Notes (the “Floating Rate Notes”) at 99% of par. Interest due on January 15, 2006 was paid in kind resulting in a $4.3 million increase to the par value of the Floating Rate Notes. The Company closed on its IPO on February 8, 2006 and a portion of the proceeds from this offering was used to repay the Floating Rate Notes in full on April 15, 2006, including unpaid interest thereon, totaling $143.9 million. The $1.3 million balance of the original $1.4 million discount associated with the issue price was written-off in connection with the repayment. Accretion of the discount during the three and six months ended June 30, 2006 was $0.1 million. The accretion as well as the write-off are reflected in interest expense in the statement of operations. The Notes were also recorded net of $5.4 million of deferred debt issuance costs that were being amortized to interest expense over the life of the Floating Rate Notes. Including the $5.1 million write-off as of the repayment date, amortization relating to these costs for the three and six months ended June 30, 2006 was less than $0.1 million and $0.2 million, respectively.

The aggregate maturities of long-term debt outstanding at June 30, 2006, excluding capital lease obligations, based on the contractual terms of the instruments are $6.4 million per year through 2009, $155.1 million in 2010 and $451.1 million thereafter.

The Company’s blended interest rate on its long-term debt as of June 30, 2006 is 6.9%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Six months ended June 30, 2006	January 14, 2005 (inception) through June 30, 2005
Cash payments for:
Interest	$28,934	$9,707
Income taxes	590	306
Pension and other retirement plan contributions and distributions	$6,766	$1,164

Interest payments in the above table include ($1.0) million related to net interest received on the interest rate swap agreements for the six-month period ended June 30, 2006.

Note 6. Long Term Investments

At December 31, 2005, the Company’s principal investment security was $2.8 million of Class C stock holdings in the Rural Telephone Bank (the “RTB”). In October 2005, a bill was passed in Congress which allowed for the liquidation of the Company’s investment in Class C stock in the RTB. During the first quarter of 2006, the Company submitted the stock redemption agreements and recognized a gain of $1.7 million based on the stated liquidation value of $4.5 million. Proceeds from the redemption were received in April 2006.

Note 7. Derivatives and Hedging Activities

NTELOS Inc. entered into an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. This swap agreement has maturities up to three years and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 4.53% on December 31, 2005 and 5.51% on June 30, 2006. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swap.

On June 30, 2006 and December 31, 2005, the swap agreement had a fair value of a $7.1 million and $4.1 million asset, respectively. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore recorded the changes in market value of the swap agreement as gain on interest rate swap instrument for the applicable periods.

The fair value of the interest rate swap agreement is based on a dealer quote. Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company is exposed to credit loss on its interest rate swap agreement to the extent the fair value of the swap is an asset. Therefore, at June 30, 2006, the Company’s credit exposure was $7.1 million.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Board of Directors.

Note 8. Stockholders’ Equity

The Company’s authorized capital consists of preferred stock and two classes of common stock – Class B common stock and common stock. As of June 30, 2006, the following preferred and common stock were authorized and outstanding:

(In thousands)	Shares Authorized	Shares Outstanding
Preferred Stock	100	—
Class B Common Stock	27,000	337
Common Stock	55,000	41,536

At December 31, 2005, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument which was classified as a liability based on its attributes. During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of its common stock. In conjunction with the IPO, the Class L common stock and Class A common stock were converted into 26.5 million shares of Class B common stock. Additionally, each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock and substantially all became 25% vested (Note 9).

In connection with the closing of the IPO, each share of our Class L and Class A common stock was converted into approximately 2.15 shares of Class B common stock. Additionally, on February 13, 2006, the $6.0 million outstanding Class L share distribution preference was converted into additional Class B shares. Including this distribution preference, the conversion ratio for the Class L shares was 2.19.

The Class B common stock was issued with a $30 million ($1.13 per share) distribution preference. On June 1, 2006, the board of directors declared the payment of a $30 million cash dividend on its Class B common stock, and paid the cash dividend on June 6, 2006. The payment of the dividend represents the payment in full of the Class B distribution preference provided for in the Company’s Restated Certificate of Incorporation. As of June 30, 2006, approximately 26,156,000 Class B shares were converted into shares of common stock on a one-for-one basis. This increased the number of shares of the outstanding class of common stock from 15,375,000 to approximately 41,536,000, inclusive of 5,000 shares of common stock issued from the exercise of stock options during the period (see Note 9). The remaining 337,000 Class B shares are convertible at the option of the holders and are expected to be converted in the near future.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock on that date. The repurchase rights continue for the portion of these shares that were converted to common stock, with an additional 25% expiring in May 2007 and the final 25% expiring in May 2008. As a result of the acceleration in the expiration of the repurchase rights coupled with the continued increase in the instrument’s fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13,

2006. Non-cash compensation charges after the IPO were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2006, discussed in Note 9) were $0.9 million for the second quarter of 2006 and $11.4 million for the six months ended June 30, 2006. Future charges for non-cash compensation for the remainder of 2006, 2007, 2008 and 2009 are estimated to be $1.8 million, $3.7 million, $1.5 million and $0.3 million, respectively.

The common shares that were previously Class B shares, for which the repurchase rights continue, have the same conditions related to termination of an employee as did the converted Class A shares. The Company and/or, if approved by the board of directors, the holders of the former Class B shares have the right and option to repurchase within 90 days of the termination date (on a pro-rata basis) the unvested portion of the employees’ former Class B shares at adjusted cost price (as defined in the Company’s Amended and Restated Shareholders Agreement entered into in connection with the IPO.

The computations of basic and diluted earnings per share for the three and six months ending June 30, 2006, the three months ended June 30, 2005 and the period January 14, 2005 (inception) through June 30, 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2006	January 14, 2005 (inception) through June 30, 2005
(in thousands)	2006	2005
Numerator:
Loss Applicable to Common Shares for Earnings-Per-Share Computation	$(29,762)	$(1,209)	$(47,084)	$(770)

Denominator:
Total shares outstanding (after effect of split and conversion for all periods presented)	41,873	27,572	41,873	27,572
Less: Unvested shares	(789)	(1,577)	(789)	(1,577)
Less: Effect of calculating weighted average shares	(3)	(6,689)	(3,787)	(10,186)

Denominator for basic and diluted earnings per common share - weighted average shares outstanding	41,081	19,306	37,297	15,809

Earnings per share is calculated based on the relative terms of the underlying stock agreements. During the period January 14, 2005 (inception) through June 30, 2005, the Company had 100 shares of membership interest that were converted to 3,245,000 shares of Class L common stock (as noted above) which were converted to 6,972,000 shares of Class B common stock on the IPO date.

For purposes of calculating weighted average shares to be used in the earnings-per-share calculation during the period January 14 (inception) through June 30, 2005, the period begins on February 24, 2005, the date that the initial investment was made and operations commenced.

The Company currently has 424,372 options outstanding to acquire shares of common stock, of which 127,165 are currently exercisable.

Note 9. Stock Plans

On February 13, 2006, in connection with the Company’s IPO (Note 1), the Class A common stock options were converted to approximately 313,250 common stock options exercisable for shares of common stock, based on a 2.15 conversion ratio. Additionally, one-fourth of these options vested upon completion of the IPO in accordance with the terms of the plan. The Company amended and restated its equity incentive plan (the “Equity Incentive Plan”) at the time of the IPO. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. This limit includes all equity awards previously granted under the prior version of this plan including all Class A common stock shares that have been converted into shares of Class B common stock (734,000 shares of Class A common stock converted into 1,577,000 shares of Class B common stock—Note 8) and all Class A common stock options which were converted into options to purchase common stock (discussed above and indicated in the table below). The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans”. For the six months ended June 30, 2006, the Company issued 108,000 options under the Equity Incentive Plan and 17,200 options under the Non-Employee Director Plan. Options under these plans are issuable to employees or non-employee directors as applicable and vest annually, over a four-year ratable service period.

Stock options must be granted under the Equity Incentive Plans at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Equity Plans may be exercised in compliance with such requirements as determined by a committee of the board of directors. The options vest one-fourth annually, beginning one year after the grant date. All options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant. Compensation related to options was determined in accordance with SFAS 123R (Note 2). Non-cash compensation related to options for the three and six months ended June 30, 2006 totaled $0.2 million and $0.3 million, respectively. No options expired during the period.

The summary of the activity and status of the Equity Incentive Plans for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Extended Exercise Price
Stock options outstanding at January 1, 2006	145,800	$2.53	$369,000
Conversion Ratio	2.14851

Outstanding at February 8, 2006	313,253	1.18	$369,000
Granted during the period	125,200	11.98	1,499,880
Exercised during the period	(5,290)	0.47	(2,463)
Forfeited during the period	(8,791)	4.98	(43,763)

Outstanding at June 30, 2006	424,372	$4.29	$1,822,655

Exercisable at June 30, 2006	127,165	$0.66	$84,125

The summary of the Equity Incentive Plans fair value for the six months ended June 30, 2006 is as follows:

	Shares	Fair Value	Extended Fair Value
Nonvested stock options outstanding at January 1, 2006	145,800	$24.16	$3,522,687
Conversion Ratio	2.14851

Outstanding at February 8, 2006	313,253	$11.25	$3,522,687
Granted during the period	125,200	7.30	914,252
Exercised during the period	(5,290)	11.64	(61,581)
Forfeited during the period	(8,791)	9.87	(86,737)

Outstanding at June 30, 2006	424,372	10.11	4,288,621
Vested during the period	(127,165)	11.53	(1,465,894)

Nonvested outstanding at June 30, 2006	297,207	$9.50	$2,822,726

Vested at June 30, 2006	127,165	$11.53	$1,465,894

Total options expected to vest	417,222	$10.16	$4,237,230

Weighted average remaining term of vested options		8.9 years

The intrinsic value of the vested options and the options exercised at and during the six months ended June 30, 2006 were $1.8 million and $0.1 million, respectively. The total intrinsic value of the options which we expect to vest is $4.3 million.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which has 200,000 shares available. This plan commenced in July 2006 and new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the month.

Note 10. Income Taxes

Income tax expense for the three- and six-month periods ended June 30, 2006 was $0.6 and $4.2 million, respectively. Income tax expense for the six-month period reflects the tax effects of non-deductible transaction costs of $12.9 million, $9.5 million ($0.8 million for the current quarter) of non-cash compensation cost associated with our former Class A common stock, and $1.3 million ($0.2 million for the current quarter) of excess interest cost over interest expense yields established by the Internal Revenue Code. In addition, as discussed below, the net benefit associated with the anticipated use of pre-acquisition deferred tax assets of $4.4 million ($0.8 million in the current quarter) was recognized as a reduction to goodwill as opposed to the reduction of income tax expense.

The Company operated as a partnership for tax purposes during the period from January 14, 2005 (inception) to May 1, 2005. Accordingly, no provision was made for income taxes during this period. The Company recognized income tax expense of $0.7 million as of June 30, 2005. Income tax expense for this period reflects the tax effects of non-deductible transaction costs of $0.1 million and non-deductible equity losses of $1.2 million.

The Company has gross deferred tax assets of approximately $86.1 million at June 30, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of a valuation allowance at June 30, 2006. Based on this evaluation, the Company has recorded a valuation allowance of $9.0 million. In addition, the Company has recognized a deferred tax liability of $12.4 million associated with its unamortizable intangible assets. The amount of the gross deferred tax asset considered realizable, however, could change in the future if estimates of future taxable income change.

The Company has NOLs of approximately $242 million, of which approximately $153.2 million (as adjusted for realized built-in losses occurring post-confirmation of NTELOS Inc.) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. The NOLs existing at emergence, and the adjustments related to realized built-in losses, were subject to an annual utilization limitation of approximately $9.2 million. Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOLs of approximately $84.9 million. All of the NOLs existing at May 2, 2005 (the merger date), including the amounts which were subject to the first limitation, are now subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Built-in gains existing at the merger date, which are realized subsequent to that date, increase the annual limitation, and could be significant. Due to the limited carryforward life of NOLs and the amount of the annual limitation, it is likely that we will only be able to realize approximately $43 million of NOLs existing prior to our emergence from bankruptcy. However, the NOLs that accumulated since our emergence are expected to be realized in full due to the anticipation of recognizing certain built-in gains in future periods.

SFAS No. 109, Accounting for Income Taxes, establishes guidelines for companies that realize the benefits of an acquired enterprise’s deferred tax assets in future periods. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of pre-acquisition deferred tax assets, be first credited to goodwill, then credited to other non-current identifiable intangible assets and then, if these assets are reduced to zero, credited directly to expense. For the six months ended June 30, 2006, goodwill of approximately $4.4 million was reduced to reflect the expected benefit to be received from utilizing pre-acquisition deferred tax assets.

Note 11. Commitments and Contingencies

In May 2005, the Company (through NTELOS Inc.) entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors agreed to provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. The Company recognized advisory fees as corporate operations expense from the merger date through June 30, 2005 of $0.3 million and $0.5 million in the first quarter of 2006. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, concurrent with its IPO, the Company terminated these agreements, paying a $12.9 million termination fee on that date.

The Company is periodically involved in disputes and legal proceedings arising from normal business activities. In 2004, NTELOS Inc. accrued $1.9 million relating to certain operating tax issues. As of June 30, 2006, the Company’s reserve relating to certain operating tax issues was $1.5 million after a $0.3 million credit recorded to corporate operating expense during the three months ended June 30, 2006 based on settlements and other activity related to these issues. While the outcome of the remainder of this issue and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and adequate provision for any probable losses has been made in our consolidated financial statements.

The Company entered into volume purchase commitments to acquire wireless equipment with certain vendors in 2006 and had other capital expenditure commitments totaling $20.1 million. All of these commitments are expected to be satisfied during 2006.

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Nextel. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary competitors, all of whom are national providers. We have an exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum, the wireless subsidiary of Sprint Nextel. Under the Strategic Network Alliance, we are the exclusive PCS network service provider through July 2011 for all Sprint Spectrum wireless services offered to approximately three million people in our western Virginia and West Virginia service area, which we deliver over our CDMA 3G 1xRTT network utilizing our own spectrum.

Founded in 1897, our wireline business and its predecessor organizations have consistently outperformed the service benchmarks set by the Virginia State Corporation for telephone service. Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. We also own a 1,900-mile regional fiber optic network which directly connects our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Our Competitive segment markets and sells local, long distance, and broadband voice and data services almost exclusively to business customers, with residential service limited to bundled service offerings with DSL through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, certifications.

We were formed in January 2005 by the CVC Entities and the Quadrangle Entities for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into a transaction agreement with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. In accordance with this agreement, we acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. In connection with our acquisition of NTELOS Inc., we assumed approximately $625.7 million in debt including $624.0 million of the NTELOS Inc. senior secured credit facilities and $1.7 million of capital lease obligations. Following the merger transaction, NTELOS Inc. became our wholly-owned subsidiary. Accordingly, we began consolidating the results of NTELOS Inc. into our financial statements on this May 2, 2005.

During the first quarter of 2006, we completed an initial public offering (the “IPO”) of 15,375,000 shares of our common stock at an offering price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. We received proceeds from the offering of approximately $172.5 million, net of $12.0 million in underwriting fees. We used approximately $12.9 million of the net proceeds to terminate our advisory agreements with CVC and Quadrangle. We used $143.9 million of the net proceeds to redeem our Floating Rate Senior Notes in full (including unpaid accrued interest of $8.8 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on our 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represented the payment in full of the $30 million Class B distribution preference provided for in our Restated Certificate of Incorporation. Subsequent to this distribution, 26,156,000 shares of the Class B common stock were converted into shares of common stock prior to June 30, 2006, increasing the shares of common stock outstanding to approximately 41,536,000 at June 30, 2006, inclusive of 5,000 shares of common stock issued from the exercise of stock options during the period (Note 9). We expect the remaining 337,000 shares of Class B common stock to be converted to 337,000 shares of common stock in the near future.

For purposes of this discussion relative to the financial results and cash flows for the three- and six-month periods ended June 30, 2006 in comparison to the three- and six-month periods ended June 30, 2005, we have combined the financial results and cash flows for the period January 1, 2005 to May 1, 2005 of NTELOS Inc. with our financial results and cash flows for the period May 2, 2005 to June 30, 2005. We had no operating activities prior to the completion of our acquisition of NTELOS Inc. on May 2, 2005. We believe this comparison provides the most practical way to comment on the results of operations.

Effects of Being a Public Company

Upon completion of the initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the other rules and regulations of the Securities and Exchange Commission, or SEC. We also are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. In addition, we are subject to the rules of the NASDAQ Global (formerly National) Market.

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

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We currently expect to incur an estimated $1.8 million of incremental operating expenses in our first year of being a public company ($0.5 million of which has been recognized as of June 30, 2006) and an estimated $1.4 million per year thereafter. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

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

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per handset/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in our consolidated statements of operations for the three and six months ended June 30, 2006 and in NTELOS Inc.’s consolidated statements of operations for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, other than ARPU data)	2006	2005	2006	2005
Wireless communications revenues	$79,588	$69,425	$157,163	$135,068
Less: Equipment revenues from sales to new customers	(3,795)	(2,911)	(7,540)	(6,222)
Less: Equipment revenues from sales to existing customers	(1,207)	(805)	(2,291)	(1,737)
Less: Wholesale revenues	(19,175)	(15,308)	(37,462)	(29,918)
Plus (Less): Other revenues and adjustments	279	(15)	643	694

Wireless gross subscriber revenues	$55,690	$50,386	$110,513	$97,885
Less: Paid in advance and prepay subscriber revenues	(12,473)	(10,524)	(25,168)	(20,601)
Less: Adjustments	(230)	(280)	(726)	(809)

Wireless gross PostPay subscriber revenues	$42,987	$39,582	$84,619	$76,475

Average subscribers	345,794	321,497	342,926	314,645
ARPU	$53.68	$52.24	$53.71	$51.85

Average PostPay subscribers	259,133	242,285	257,861	238,357
PostPay ARPU	$55.30	$54.46	$54.69	$53.47

Wireless gross subscriber revenues	$55,690	$50,386	$110,513	$97,885
Less: Wireless voice and other features revenues	(52,956)	(48,762)	(105,130)	(94,878)

Wireless data revenues	$2,734	$1,624	$5,383	$3,007

Average subscribers	345,794	321,497	342,926	314,645
Total data ARPU	$2.64	$1.68	$2.62	$1.59

Operating Revenues

Our revenues are generated from the following categories:

•	wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	wireline communications, including RLEC service revenues and competitive service revenues, including local, long distance and broadband voice and data services, internet access and fiber optic network usage (or carrier’s carrier services); and,

•	other communications services revenues, including primarily revenues from paging and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are generally incurred from the following categories:

•	cost of wireless sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which, in keeping with industry practice, we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide wireless services to our end-use customers;

•	maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment; leased facility expenses for connection to other carriers, cell sites and switch locations;

•	depreciation and amortization, including depreciable long lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations, or ARO;

•	customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of regional telephone directories, customer care, directory services and bad debt expenses;

•	corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses;

•	capital restructuring charges; and,

•	termination of advisory agreements.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, our equity share of the net loss of NTELOS Inc. from our 24.9% investment in NTELOS Inc. for the period February 24, 2005 through May 1, 2005 and other income (expenses), which includes interest income and gain on sale of investment.

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

Minority Interests in Losses (Earnings) of Subsidiaries

We record a minority interest relating to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.8 million populated area in central and western Virginia. The VA Alliance has incurred significant operating losses since it initiated PCS services in 1997. We recognize a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the three or six months ended June 30, 2006 and 2005. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

OVERVIEW

Operating revenues increased $11.9 million, or 12.3%, from $96.3 million for the three months ended June 30, 2005 to $108.2 million for the three months ended June 30, 2006. Operating income increased $10.8 million, from $9.5 million for the three months ended June 30, 2005 to $20.3 million for the current year period. This increase was due in large part to capital restructuring charges of $10.3 million recorded during the three months ended June 30, 2005 relating to the May 2, 2005 merger with NTELOS Inc.

As a result of a 7.3% growth in subscribers, a 2.8% increase in ARPU and a 25.3% increase in wholesale revenue, primarily under our Strategic Network Alliance, our wireless operating revenues increased $10.2 million, or 14.6%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, non-cash compensation charges and capital restructuring charges over these periods grew $5.9 million, or 12.8%, with $2.3 million of the increase from cost of sales due to increases in roaming costs, handsets and handset insurance. Excluding cost of sales, the remaining increase of $3.6 million, or 11.5%, was primarily due to increased retention costs of the larger subscriber base and an increase in cell site expense related to changes in the valuation of long-term leases resulting from our 2005 application of purchase accounting and an increase in the number of cell sites.

Wireline communications services realized revenue improvement of $1.7 million, or 6.2%, in the second quarter of 2006 compared to the second quarter of 2005. Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, non-cash compensation charges and capital restructuring charges increased $0.6 million, or 5.0%, from $11.6 million for the three months ended June 30, 2005 to $12.2 million for the three months ended June 30, 2006 largely related to access and selling expenses supporting the competitive segment growth products. Our RLEC customers decreased by 3.2% as of June 30, 2006 compared to June 30, 2005, but our CLEC and Broadband customers increased by 4.8% and 23.6%, respectively, as of June 30, 2006 compared to June 30, 2005. Our dial-up internet customers declined 18.4% as of June 30, 2006 compared to June 30, 2005.

Other communications services revenue remained flat over the comparable periods at $0.2 million.

OPERATING REVENUES

The following table identifies our operating revenues on a business segment basis for the three-month periods ended June 30, 2006 and June 30, 2005, inclusive of NTELOS Inc.’s revenues on a business segment basis for the period April 1, 2005 through May 1, 2005:

	Three months ended June 30,		$ Variance	%Variance
Operating Revenues (dollars in thousands)	2006	2005
Wireless PCS	$79,588	$69,425	$10,163	14.6%

Wireline
RLEC	14,843	13,668	1,175	8.6%
Competitive Wireline	13,501	13,024	477	3.7%

Total Wireline	28,344	26,692	1,652	6.2%

Other	227	190	37	19.5%

Total	$108,159	$96,307	$11,852	12.3%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $10.2 million, or 14.6%, from the three months ended June 30, 2005 to the three months ended June 30, 2006, due to an increase in our NTELOS-branded net subscriber revenue of $5.0 million, or 10.0%, a $3.9 million, or 25.3%, increase in wholesale and roaming revenues, and a $1.3 million, or 34.6%, increase in equipment sales revenues.

Subscriber revenues reflected subscriber growth of 7.3%, or 23,733 subscribers, from 326,435 subscribers as of June 30, 2005 to 350,168 subscribers as of June 30, 2006 and an increase in ARPU of 2.8% from $52.24 to $53.68 for the three months ended June 30, 2005 and June 30, 2006, respectively. The increase in ARPU was driven in part by increased data revenue per subscriber which increased from $1.68 during the three months ended June 30, 2005 to $2.64 for the three months ended June 30, 2006. Additionally, ARPU increased due to the continued increase in larger minute, higher service rate plans including new national plan offers introduced at the end of the third quarter of 2005. Finally, other subscriber revenue from accessories and additional features increased 17.0% related in a large part to price increases for handset insurance. Gross subscriber additions were 2.6% lower in the second quarter of 2006, at 37,343, compared to 38,344 for the second quarter of 2005. Despite this, equipment revenues increased due to the introduction of more feature-rich and expensive handsets sold in the 2006 period as compared to the 2005 period. Total subscriber churn increased from 2.9% for the second quarter of 2005 to 3.0% for the second quarter of 2006, which had a slight negative impact on the revenue increase over the comparative quarters.

The increase in wholesale revenues was driven by increased voice and data usage under the Strategic Network Alliance as wholesale revenues grew 25.3%, net of a pricing reduction effective July 1, 2005 relating to travel minutes of use (minutes from Sprint Spectrum customers from outside our region), from $15.3 million for three months ended June 30, 2005 to $19.2 million for the three months ended June 30, 2006. Further pricing reductions went into effect on July 1, 2006 relating to travel minutes of use and data usage in accordance with the annual pricing reset provisions of this wholesale agreement. Similar to this past year, the impact of the pricing reductions are expected to be more than offset by increased usage. Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home wholesale subscribers, and those customers of Sprint Nextel, and affiliates of Sprint Nextel such as Virgin Mobile and Qwest, who use our voice and data services while traveling through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 33 cell sites within this wholesale service area since June 2005, improving existing service and extending this coverage area.

We entered into a seven-year exclusive wholesale agreement with Sprint Nextel in 2004. While management believes the merger of Sprint and Nextel will likely have a positive impact for our wholesale business, the level of future wholesale revenue to be generated under this agreement is uncertain. Further, it is possible that there will be additional consolidation among the Sprint Nextel network affiliates and the potential impact of any such future consolidation is unknown. See “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.7 million, or 6.2%, from $26.7 million for the three months ended June 30, 2005 to $28.3 million for the three months ended June 30, 2006.

•	RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased $1.2 million, or 8.6%, from $13.7 million for the three months ended June 30, 2005 to $14.8 million for the three months ended June 30, 2006. This increase was due primarily to an increase in access revenues of $1.2 million, or 13.9%, over the respective periods despite a 3.2% access line decrease, with lines totaling 46,013 as of June 30, 2006 compared to 47,514 as of June 30, 2005. This revenue increase is driven by an increase in carrier access minutes of 20.2% from the second quarter of 2005 to the second quarter of 2006, due primarily to growth in usage by wireless carriers. The access line loss noted above is reflective primarily of a reduction in Centrex lines, a loss of second lines due to migration away from dial-up internet access, wireless substitution and the loss of PRI lines serving our own ISP operation within the RLEC service area. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. Should this type of competition be introduced in the future, our RLEC line loss may increase and related revenues would likely be adversely impacted.

•	Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from local, long distance, broadband voice and data, Internet access and network access and transport services increased $0.5 million, or 3.7%, from $13.0 million for the three months ended June 30, 2005 to $13.5 million for the three months ended June 30, 2006.

Local access and PRI revenues increased $0.1 million, or 2.0%, due to an increase in PRI and local access lines of 4.8%, from 43,774 lines as of June 30, 2005 to 45,885 lines as of June 30, 2006, partially offset by a $0.34, or 1.3%, decrease in ARPU. Revenue from Broadband and Voice over Internet Protocol, or VOIP, services increased $0.4 million, or 19.6%, from the second quarter of 2005 to the second quarter of 2006 due primarily to customer growth of 23.6% with the Broadband products. Revenue from private line, CAP and transport increased $0.7 million, or 17.6%, over the comparative periods from new circuit additions with carriers. Long distance customers grew 17.6% over the comparable periods, from 36,712 as of June 30, 2005 to 43,168 as of June 30, 2006 and long distance revenue grew $0.1 million, or 32.0%, over the comparative quarters. These increases were primarily offset by a $0.8 million decline in dial-up and other revenue. Dial-up revenue declined $0.5 million from continued customer erosion. As noted above, losses of dial-up subscribers continued with 6,841 fewer customers as of June 30, 2006 than June 30, 2005, a loss of 18.4%. In addition, switched access and reciprocal compensation revenue declined $0.2 million.

OTHER COMMUNICATIONS SERVICES REVENUES— Other communications services revenue increased slightly, but remained at $0.2 million for both comparable periods.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the three-month periods ended June 30, 2006 and June 30, 2005, inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the period April 1, 2005 through May 1, 2005:

	Three months ended June 30,		$ Variance	% Variance
Operating Expenses (dollars in thousands)	2006	2005
Wireless PCS	$51,876	$45,993	$5,883	12.8%

Wireline
RLEC	3,581	3,426	155	4.5%
Competitive Wireline	8,606	8,177	429	5.2%

Total Wireline	12,187	11,603	584	5.0%

Other	1,347	1,244	103	8.3%

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, non-cash compensation and capital restructuring charges	65,410	58,840	6,570	11.2%
Depreciation and amortization	21,345	21,008	337	1.6%
Gain on sale of assets	—	(3,496)	3,496	100%
Accretion of asset retirement obligations	230	161	69	42.9%
Non-cash compensation	924	—	924	100%
Capital restructuring charges	—	10,324	(10,324)	(100)%

Total operating expenses	$87,909	$86,837	$1,072	1.2%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $1.1 million, or 1.2%, from $86.8 million for the three months ended June 30, 2005 to $87.9 million for the three months ended June 30, 2006. Operating expenses before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, non-cash compensation and capital restructuring charges increased $6.6 million, or 11.2%, from the second quarter of 2005 to the second quarter of 2006. Wireless operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, non-cash compensation and capital restructuring charges increased $5.9 million, or 12.8%, from the three months ended June 30, 2005 as compared to the three months ended June 30, 2006, due to direct costs associated with a higher subscriber base and increased number of cell sites. Wireline operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, non-cash compensation and capital restructuring charges increased $0.6 million, or 5.0%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. RLEC operating expenses increased 4.5% due primarily to an increase in repairs and maintenance costs and directory expense. Competitive wireline operating expenses increased $0.4 million, or 5.2%, due to the increased customer base and an increase in access related costs associated with growth in the high bandwidth data products. Other operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, non-cash compensation and capital restructuring charges from the other communication service businesses increased $0.1 million, or 8.3% from the three months ended June 30, 2005 to the three months ended June 30, 2006 due to the increase in corporate related costs associated with the Company becoming a publicly traded company in 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $2.3 million, or 15.5%, from $14.7 million for the three months ended June 30, 2005 to $17.0 million for the three months ended June 30, 2006. Equipment cost of sales, or COS, increased $0.6 million in the second quarter of 2006 compared to the second quarter of 2005 primarily due to sales of the feature-rich, more expensive handsets. Roaming costs related to increased sales for national plans and other plans which contain more package roaming minutes increased $1.1 million in the second quarter of 2006 compared to the second quarter of 2005. Other feature cost of sales increased $0.8 million in the second quarter of 2006 compared to the second quarter of 2005, driven primarily by a $0.4 million increase in the cost of handset insurance and a $0.2 million increase in the cost of advanced data features and the related take rates. These increases were primarily offset by a $0.2 million decrease in toll cost of sales in the second quarter of 2006 compared to the second quarter of 2005 due to long distance rate reductions despite higher usage.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $2.4 million, or 15.2%, from $15.8 million to $18.2 million for the three-month periods ended June 30, 2005 and 2006, respectively. The primary driver of this expense increase is related to transport and access expense which increased due to the wireless PCS growth and growth of the strategic wireline competitive services and CLEC access line charge increases. Cell site costs also increased for wireless reflecting the larger subscriber base and a 6.6% increase in cell sites placed in service between June 30, 2005 and June 30, 2006. In connection with 2006 planned network expansion and enhancements, we are planning an additional 6% to 7% increase in the number of cell sites by the end of the year. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. In addition to these increases, during the three months ended June 30, 2006 we recorded $0.1 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of operations and engineering management.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $0.3 million, or 1.6%, from $21.0 million for the three months ended June 30, 2005 to $21.3 million for the three months ended June 30, 2006. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets decreased $12.2 million but other intangibles increased $46.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million ($9.4 million annually) for the periods after May 1, 2005 as compared to amortization of other intangibles for the periods ended May 1, 2005 and before. Additionally, normal depreciation increased $0.3 million as the average of depreciable assets increased

$26 million. Accelerated depreciation was recorded during both periods primarily relating to certain wireless switching assets which have been scheduled for replacement or elimination in connection with actual or planned early network upgrades, including a 2G to 3G upgrade for numerous cell sites in our Virginia East wireless markets. Accelerated depreciation decreased $0.6 million over the comparable periods as the bulk of 3G upgrade occurred in the first and second quarters of 2005. This upgrade was completed in April 2006 after which time we became 100% 3G capable.

GAIN ON SALE OF ASSETS—In the second quarter of 2005, we recognized a gain of approximately $3.5 million on the sale of certain inactive PCS licenses covering portions of Pennsylvania.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations increased $0.1 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $3.0 million, or 14.1%, from $21.5 million for the second quarter of 2005 to $24.5 million for the second quarter of 2006. This increase is primarily related to the direct costs associated with an increased wireless PCS customer base and the rapidly changing competitive environment in the comparative periods, including customer retention costs, which increased $2.1 million, from $2.0 million for the second quarter of 2005 to $4.1 million for the second quarter of 2006, employee and agent sales commissions, which increased $0.3 million, or 8.2%, and advertising and marketing expenses, which increased $0.3 million, or 10.5%. Salaries and wages also increased 5.7% over the comparative periods due primarily to an increased workforce. In addition, during the second quarter of 2006, we recorded $0.1 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses decreased $0.2 million, or 3.4%, from $6.8 million to $6.6 million for the three-month periods ended June 30, 2005 and 2006, respectively. The decrease is primarily attributable to the reduction of certain operating tax reserves and lower accruals for the company performance bonus relative to the prior year three-month period. These reductions were partially offset by a $0.7 million charge for non-cash compensation recorded during the second quarter of 2006 related to the original Class A common stock and option instruments held by certain members of corporate management.

CAPITAL RESTRUCTURING CHARGES—Capital restructuring charges of $10.3 million were recorded in the second quarter of 2005 for legal, financial and consulting costs, accelerated payment of certain retirement obligations and retention related costs, all of which are directly attributable to the refinancing merger transactions, the initial closing of which occurred on February 24, 2005 with NTELOS Inc. borrowing $625 million from the $660 million senior secured credit facility and using these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million, or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative three-month periods increased $10.0 million, from $11.1 million to $21.1 million. During the second quarter of 2006, we expensed $5.1 million of deferred issuance costs and $1.3 million of debt discount to interest expense related to our repayment of the high yield Floating Rate Notes. We also incurred interest on these notes, which were originally issued during the fourth quarter of 2005, of $0.7 million in the second quarter of 2006 prior to the repayment. In addition to this activity, we refinanced our senior credit facility by borrowing an additional $235 million under the first lien term loan and used $225 million of the proceeds to repay the second lien term loan, consequently incurring a $2.3 million prepayment penalty that was recorded as interest expense, but lowering our blended interest rate by 94 basis points. The balance of the increase in interest is from the increase in interest rates during the comparative periods.

The change in fair value of interest rate swap instrument was a gain of $1.0 million for the three months ended June 30, 2006 compared with a loss of $2.8 million for the three months ended June 30, 2005. Our swap agreement, entered into in connection with the February 24, 2005 financing transactions, was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the market value of the swap agreement are recorded as a charge or credit to interest expense – change in fair value of interest rate swap instrument.

Interest income from cash and cash equivalents totaled $0.8 million for the quarter ended June 30, 2006, $0.6 million higher than the prior year comparable quarter due to an increase in cash, due primarily to cash proceeds from the IPO, particularly prior to repayment of the high yield Floating Rate Notes on April 15, 2006. Additionally, we realized rate improvement between the comparable periods.

INCOME TAXES

Income taxes for the three months ended June 30, 2006 were $0.6 million, representing primarily the effects of non-deductible/non-cash stock based compensation, and interest cost in excess of Internal Revenue Code defined yields. Income taxes for the three months ended June 30, 2005 were $1.9 million driven by non-deductible restructuring charges.

We had approximately $242 million of available net operating losses, or NOLs, at June 30, 2006, substantially all of which will be subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Due to the limited carryforward life of NOLs and the amount of the annual limitation, it is likely that approximately $43 million of the $153 million of our NOLs existing prior to NTELOS Inc.’s emergence from bankruptcy will be available to be utilized. The remaining NOLs generated after such emergence will likely be available to be utilized.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

OVERVIEW

Operating revenues increased $25.0 million, or 13.2%, from $188.9 million for the six months ended June 30, 2005 to $213.8 million for the six months ended June 30, 2006. Operating income decreased $8.2 million, from $26.6 million for the six months ended June 30, 2005 to $18.4 million for the current year period. This was due in large part to a $12.9 million fee to terminate our advisory agreements following the initial public offering in February 2006, $11.4 million in non-cash compensation charges related to the Class A common stock instrument and an $8.7 million gain on sale of assets in 2005, offset by $15.5 million in capital restructuring charges recorded in the first six months of 2005 relating to the merger with NTELOS Inc. on May 2, 2005.

As a result of a 7.3% growth in subscribers, a 3.6% increase in ARPU and a 25.2% increase in wholesale revenue, primarily under our Strategic Network Alliance, our wireless operating revenues increased $22.1 million, or 16.4%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges over these periods grew $10.3 million, or 11.2%, driven by a $4.4 million increase in cost of sales due to increases in roaming costs, handsets and handset insurance. Excluding cost of sales, the remaining increase of $5.9 million, or 9.3%, was primarily due to increased retention costs of the larger subscriber base and an increase in cell site expense related to lease accounting resulting from our 2005 application of purchase accounting and an increase in the number of cell sites.

Wireline communications services realized revenue improvement of $2.9 million, or 5.5%, in the first six months of 2006 compared to the first six months of 2005. Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $1.3 million, or 5.5%, from $23.1 million for the six months ended June 30, 2005 to $24.4 million for the six months ended June 30, 2006. Our RLEC customers decreased by 3.2% as of June 30, 2006 compared to June 30, 2005, but our CLEC and Broadband customers increased by 4.8% and 23.6%, respectively, as of June 30, 2006 compared to June 30, 2005. Our dial-up internet customers declined 18.4% as of June 30, 2006 compared to June 30, 2005.

Other communications services revenue declined $0.1 million over the comparable periods primarily due to a decline in the paging business.

OPERATING REVENUES

The following table identifies our operating revenues on a business segment basis for the six months ended June 30, 2006 and June 30, 2005, inclusive of NTELOS Inc.’s revenues on a business segment basis for the period January 1, 2005 through May 1, 2005:

	Six Months Ended June 30,
Operating Revenues (dollars in thousands)	2006	2005	$ Variance	%Variance
Wireless PCS	$157,163	$135,068	$22,095	16.4%

Wireline
RLEC	29,563	28,029	1,534	5.5%
Competitive Wireline	26,707	25,313	1,394	5.5%

Total Wireline	56,270	53,342	2,928	5.5%

Other	415	467	(52)	(11.1)%

Total	$213,848	$188,877	$24,971	13.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $22.1 million, or 16.4%, from the six months ended June 30, 2005 to the six months ended June 30, 2006, due to an increase in our NTELOS-branded net subscriber revenue of $12.7 million, or 13.1%, a $7.5 million, or 25.2%, increase in wholesale and roaming revenues, and a $1.9 million, or 23.5%, increase in equipment sales revenues.

Subscriber revenues reflected subscriber growth of 7.3%, or 23,733 subscribers, from 326,435 subscribers as of June 30, 2005 to 350,168 subscribers as of June 30, 2006 and an increase in ARPU of 3.6% from $51.85 to $53.71 for the six months ended June 30, 2005 and June 30, 2006, respectively. The increase in ARPU was driven in part by increased data revenue per subscriber which increased from $1.59 during the six months ended June 30, 2005 to $2.62 for the six months ended June 30, 2006. Additionally, ARPU increased due to the continued increase in larger minute, higher service rate plans including new national plan offers introduced at the end of the third quarter of 2005. Finally, other subscriber revenue from accessories and additional features increased 21.4% related in large part to price increases for handset insurance. Gross subscriber additions were 2.0% lower in the first six months of 2006, at 77,628, compared to 79,204 for the first six months of 2005. Despite this, equipment revenues increased due to the introduction of more feature-rich and expensive handsets sold in the 2006 period as compared to the 2005 period. Total subscriber churn increased from 2.9% for the first six months of 2005 to 3.1% for the first six months of 2006, which had a slight negative impact on the revenue increase over the comparative periods.

The increase in wholesale revenues was driven by increased voice and data usage under the Strategic Network Alliance as wholesale revenues grew 25.2%, net of a pricing reduction effective July 1, 2005 relating to travel minutes of use (minutes from Sprint Spectrum customers from outside our region), from $29.9 million for the six-month period ending June 30, 2005 to $37.5 million for the six-month period ending June 30, 2006. Further pricing reductions went into effect on July 1, 2006 (see Management’s Discussion and Analysis for the comparative quarters above). Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home wholesale subscribers, and those customers of Sprint Nextel, and affiliates of Sprint Nextel such as Virgin Mobile and Qwest, who use our voice and data services while traveling through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 33 cell sites within this wholesale service area since June 2005, improving existing service and extending this coverage area.

As previously mentioned, we entered into a seven-year exclusive wholesale agreement with Sprint Nextel in 2004. While management believes the merger of Sprint and Nextel will likely have a positive impact for our wholesale business, the level of future wholesale revenue to be generated under this agreement is uncertain. Further, it is possible that there will be additional consolidation among the Sprint Nextel network affiliates and the potential impact of any such future consolidation is unknown. See “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $2.9 million, or 5.5%, from $53.3 million for the six months ended June 30, 2005 to $56.3 million for the six months ended June 30, 2006.

•	RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased $1.5 million, or 5.5%, from $28.0 million for the six months ended June 30, 2005 to $29.6 million for the six months ended June 30, 2006. This increase was due primarily to an increase in access revenues of $1.5 million, or 8.5%, over the respective periods despite a 3.2% access line decrease, with lines totaling 46,013 as of June 30, 2006 compared to 47,514 as of June 30, 2005. This revenue increase is driven by an increase in carrier access minutes of 19.7% from the six months ended June 30, 2005 to the six months ended June 30, 2006, due primarily to growth in usage by wireless carriers. The access line loss noted above is reflective primarily of a reduction in Centrex lines, a loss of second lines due to migration away from dial-up internet access, wireless substitution and the loss of PRI lines serving our own ISP operation within the RLEC service area. These losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. Should this type of competition be introduced in the future, our RLEC line loss may increase and related revenues would likely be adversely impacted.

•	Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from local, long distance, broadband voice and data, Internet access and network access and transport services increased $1.4 million, or 5.5%, from $25.3 million for the six months ended June 30, 2005 to $26.7 million for the six months ended June 30, 2006.

Local access and PRI revenues increased $0.2 million, or 2.4%, due to an increase in PRI and local access lines of 4.8%, from 43,774 lines as of June 30, 2005 to 45,885 lines as of June 30, 2006, partially offset by a $0.84, or 3.0%, decrease in ARPU over the comparative six-month periods. Revenue from Broadband and VOIP services increased $0.8 million, or 20.1%, from the first six months of 2005 to the first six months of 2006 due primarily to customer growth of 23.6% with the Broadband products. Revenue from private line, CAP and transport increased $1.4 million, or 18.9%, over the comparative periods from new circuit additions with carriers. Long distance customers grew 17.6% over the comparable periods, from 36,712 as of June 30, 2005 to 43,168 as of June 30, 2006 and long distance revenue grew $0.1 million, or 17.3%, over the comparative periods. These increases were primarily offset by a $1.1 million decline in dial-up and other revenue. Dial-up revenue declined $1.0 million from continued customer erosion. As noted above, losses of dial-up subscribers continued with 6,841 fewer customers as of June 30, 2006 than June 30, 2005, a loss of 18.4%.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenue declined $0.1 million, from $0.5 million for the six months ended June 30, 2005 to $0.4 million for the six months ended June 30, 2006, due to continued decline in our paging business.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the six months ended June 30, 2006 and June 30, 2005, inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the period January 1, 2005 through May 1, 2005:

	Six Months Ended June 30,		$ Variance	% Variance
Operating Expenses (dollars in thousands)	2006	2005
Wireless PCS	$101,498	$91,244	$10,254	11.2%

Wireline
RLEC	6,958	6,852	106	1.5%
Competitive Wireline	17,426	16,250	1,176	7.2%

Total Wireline	24,384	23,102	1,282	5.5%

Other	2,821	2,263	558	24.7%

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges	128,703	116,609	12,094	10.4%
Depreciation and amortization	41,992	38,512	3,480	9.0%
Gain on sale of assets	—	(8,742)	8,742	100%
Accretion of asset retirement obligations	427	350	77	22.0%
Termination of advisory agreements	12,941	—	12,941	100%
Non-cash compensation	11,380	—	11,380	100%
Capital restructuring charges	—	15,523	(15,523)	(100)%

Total operating expenses	$195,443	$162,252	$33,191	20.5%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $33.2 million, or 20.5%, from $162.3 million for the six months ended June 30, 2005 to $195.4 million for the six months ended June 30, 2006. Operating expenses before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $12.1 million, or 10.4%, from $116.6 million to $128.7 million for the six months ended June 30, 2005 and 2006, respectively. Wireless operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $10.3 million, or 11.2%, from the six months ended June 30, 2005 as compared to the six months ended June 30, 2006, due to direct costs associated with a higher subscriber base and increased number of cell sites. Wireline operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $1.3 million, or 5.5%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. RLEC operating expenses increased $0.1 million, or 1.5%. Competitive wireline operating expenses increased $1.2 million, or 7.2%, due to the increased customer base and an increase in access related costs associated with growth in the high bandwidth data products. Other operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges from the other communication service businesses increased $0.6 million, or 24.7% from the six months ended June 30, 2005 to the six months ended June 30, 2006 due to the increase in corporate related costs associated with the Company becoming a publicly traded company in 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $4.4 million, or 15.5%, from $28.4 million for the six months ended June 30, 2005 to $32.8 million for the six months ended June 30, 2006. Equipment cost of sales, or COS, increased $1.1 million primarily due to sales of the more feature-rich and expensive handsets. Roaming cost of sales related to increased sales for national plans and other plans which contain more package roaming minutes increased $1.7 million. Other feature cost of sales increased $2.1 million, driven by a $1.5 million increase in the cost of handset insurance and a $0.3 million increase in the cost of advanced features and the related take rates. These increases were primarily offset by a $0.4 million decrease in toll cost of sales due to long distance rate reductions despite higher usage.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $5.2 million, or 16.4%, from $31.7 million to $37.0 million for the six months ended June 30, 2005 and 2006, respectively. During the six months ended June 30, 2006, we recorded $0.9 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of operations and engineering management. The primary driver of the remaining expense increase is related to transport and access expense which increased due to the wireless PCS growth and growth of the strategic wireline competitive services and CLEC access line charge increases. Cell site costs also increased for wireless, reflecting the larger subscriber base and a 6.6% increase in cell sites placed in service between June 30, 2005 and June 30, 2006. In connection with 2006 planned network expansion and enhancements, we are planning an additional 6% to 7% increase in the number of cell sites by the end of the year. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $3.5 million, or 9.0%, from $38.5 million for the six months ended June 30, 2005 to $42.0 million for the six months ended June 30, 2006. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets decreased $12.2 million but other intangibles increased $46.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million ($9.4 million annually) for the periods after May 1, 2005 as compared to amortization of other intangibles for the period ended May 1, 2005 and before, and it accounts for $3.0 million of the $3.5 million increase in depreciation and amortization expense for the comparative six-month periods. Additionally, normal depreciation increased $1.1 million as the average of depreciable assets increased $20.9 million between the comparable six-month periods. Accelerated depreciation was recorded during both periods primarily relating to certain wireless switching assets which have been scheduled for replacement or elimination in connection with actual or planned early network upgrades, including a 2G to 3G upgrade for numerous cell sites in our Virginia East wireless markets. Accelerated depreciation decreased $0.6 million over the comparable periods as the bulk of 3G upgrade occurred in the first and second quarters of 2005. This upgrade was completed in April 2006 after which we are 100% 3G capable.

GAIN ON SALE OF ASSETS—For the six months ended June 30, 2005, we recognized a gain of approximately $8.7 million on the sale of certain inactive PCS licenses covering populations in Pennsylvania.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations increased $0.1 million over the respective six-month periods ended June 30, 2005 and 2006. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $5.3 million, or 12.2%, from $43.6 million for the six months ended June 30, 2005 to $48.9 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, we recorded $1.2 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management. The remainder of the increase is primarily related to the direct costs associated with an increased wireless PCS customer base and the rapidly changing competitive environment in the comparative periods, including customer retention costs, which increased $2.9 million, from $4.5 million for the six months ended June 30, 2005 to $7.4 million for the six months ended June 30, 2006, employee and agent sales commissions, which increased $0.3 million, or 3.9%, and advertising and marketing expenses, which increased $0.4 million, or 7.5%. Salaries and wages also increased 5.6% over the comparative periods due primarily to an increased workforce.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $8.6 million, or 66.4%, from $12.9 million to $21.5 million for the six months ended June 30, 2005 and 2006, respectively. This increase in corporate operations expenses primarily relates to $9.3 million of non-cash compensation charges and $0.5 million of advisory fee charges recorded in the six months ended June 30, 2006, offset by the reduction of certain operating tax reserves and lower accruals for the company performance bonus relative to the prior year six-month period.

CAPITAL RESTRUCTURING CHARGES—Capital restructuring charges of $15.5 million were recorded in the first six months of 2005 for legal, financial and consulting costs, accelerated payment of certain retirement obligations and retention related costs, all of which are directly attributable to the refinancing merger transactions, the initial closing of which occurred on February 24, 2005 with NTELOS Inc. borrowing $625 million from the new $660 million senior secured credit facilities and using these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million, or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger.

TERMINATION OF ADVISORY AGREEMENT—The Company (through NTELOS Inc.) entered into advisory agreements with the Advisors, whereby the Advisors would provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, commensurate with its IPO, the Company terminated the advisory agreements, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative six-month periods increased $19.7 million, or 108%, from $18.2 million to $37.9 million. As discussed earlier in the quarter to quarter comparison, we incurred $5.1 million and $1.3 million of interest charges in the second quarter of 2006 related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid and an interest charge of $2.3 million prepayment penalty related to the second lien term loan repayment. We also incurred interest on the high yield Floating Rate Notes, which were originally issued during the fourth quarter of 2005, of $5.3 million in the six months ended June 30, 2006 prior to the repayment. The balance of the increase primarily relates to the additional expense on the senior credit facility due to the increase in interest rates during the comparative periods.

The change in fair value of interest rate swap instrument was a gain of $2.9 million for the six months ended June 30, 2006 compared with a loss of $1.2 million for the six months ended June 30, 2005. Our swap agreement, entered into in connection with the February 24, 2005 financing transactions, was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the market value of the swap agreement are recorded as a charge or credit to interest expense – change in fair value of interest rate swap instrument. For the period January 1, 2005 through February 24, 2005, we had a swap agreement with a notional amount of $162.5 million, $150 million less than our current swap agreement.

We recorded gains on sale of assets totaling $1.7 million for the six months ended June 30, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006 (see Note 6 to the condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this quarterly report on Form 10-Q). This has been classified in other income below operating loss due to the fact that the RTB stock was of a non-operational nature. In addition to this, interest income from cash and cash equivalents totaled $3.7 million for the six months ended June 30, 2006, $3.3 million higher than the prior year comparable period due to a significant increase in cash, primarily from the IPO, and rate improvement.

INCOME TAXES

Income taxes for the six months ended June 30, 2006 were $4.2 million, representing primarily the effects of non-deductible transaction costs, non-deductible/non-cash stock based compensation, and interest cost in excess of Internal Revenue Code defined yields. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges are projected to be $2.4 million in 2006 and $2.8 million in 2007. Income taxes for the six months ended June 30, 2005 were $8.9 million driven by non-deductible restructuring charges.

We had approximately $242 million of available net operating losses, or NOLs, at June 30, 2006, substantially all of which will be subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Due to the limited carryforward life of NOLs and the amount of the annual limitation, it is likely that approximately $43 million of the $153 million of our NOLs existing prior to NTELOS Inc.’s emergence from bankruptcy will be available to be utilized. The remaining NOLs generated after such emergence will likely be available to be utilized.

Liquidity and Capital Resources

For the six months ended June 30, 2005 and 2006 we funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under the former NTELOS Inc. credit facilities or the NTELOS Inc. senior secured credit facilities, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint. See “Business” contained in Part I, “Item 1. Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, we had $682.3 million in aggregate long term liabilities, consisting of $622.6 million in outstanding long-term debt ($629.5 million including the short-term element) and approximately $59.7 million in other long-term liabilities.

On February 24, 2005, NTELOS Inc. borrowed $400 million under a senior secured first lien bank facility (the “First Lien Term Loan”) and $225 million under a senior secured second lien term loan facility (the “Second Lien Term Loan”). The proceeds of the NTELOS Inc. senior secured credit facilities were used to pay off the existing debt of NTELOS Inc., finance the tender offer of NTELOS Inc. and to pay fees and expenses incurred in connection with such transactions.

On June 1, 2006, NTELOS Inc. refinanced the Second Lien Term Loan by entering into the first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement”), consisting of $395 million of the prior First Lien Term Loan and $235 million of new borrowings. The new borrowings were used to repay the Second Lien Term Loan of $225 million and to pay other costs associated with the borrowing, including a $2.3 million prepayment penalty on the Second Lien Term Loan. In connection with this refinancing, NTELOS Inc. also paid the Company a dividend of $16.0 million on June 6, 2006 (Note 4). The Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which is outstanding as of June 30, 2006. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of June 30, 2006 is 6.9%. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $6.4 million per year from 2006 through 2009.

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO. As of June 30, 2006, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $629.5 million.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of June 30, 2006, we are in compliance with all of our debt covenants, and our ratios at June 30, 2006 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

In addition to the long-term debt discussed above, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At June 30, 2006, the net present value of these future minimum lease payments was $1.1 million.

In connection with the acquisition of NTELOS Inc., we recognized approximately $28.3 million in liabilities, including legal, financial, and consulting costs, additional costs associated with accelerated payout of certain retirement obligations and retention obligations, substantially all of which was paid off at June 30, 2006.

During the six months ended June 30, 2006, net cash provided by operating activities was approximately $26.6 million. We generated $47.9 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $62.7 million of depreciation, amortization and other non-cash charges (net), including $11.4 million in Class A common stock and stock options non-cash compensation charges. Additionally, we paid a $2.3 million prepayment penalty associated with the debt refinancing in June 2006 which was recorded as interest expense (Note 4). Total net changes in operating assets and liabilities used $21.3 million. The principal changes in operating assets and liabilities from December 31, 2005 to June 30, 2006 were as follows: accounts receivable decreased by $0.5 million, or 1.2%, due primarily to improved accounts receivable aging; inventories and supplies remained flat due to slightly improved inventory turnover; other current assets increased $0.8 million due to the timing of certain prepaid expense payments which are paid annually in the first quarter and expensed over the following twelve months; accounts payable decreased by $8.7 million related to operating activities due primarily to high capital asset additions in the period ended December 31, 2005 which were paid for in January 2006; and other current liabilities decreased $4.8 million due to the payment of the 2005 incentive compensation in March 2006, offset by a $1.0 million increase in accrued taxes due primarily to the timing of property tax payments. Retirement benefit payments in the first six months of 2006 were approximately $6.8 million due primarily to the $6.3 million pension plan funding.

During the six months ended June 30, 2005, net cash provided by operating activities was approximately $27.8 million. The primary sources of our net cash provided by operating activities included: approximately ($1.2) million of net loss and depreciation and amortization of approximately $38.5 million offset by net negative changes in operating assets and liabilities totaling approximately $13.3 million. In addition, $15.5 million of capital and operational restructuring charges were incurred during the period. The principal changes in operating assets and liabilities from December 31, 2004 to June 30, 2005 were as follows: accounts receivable increased by $0.5 million, or 2%, due primarily to a 14% increase in revenues for the six months ended June 30, 2005 over the same period in 2004, offset by continued improvements in collections; inventories and supplies increased $0.8 million due to timing of PCS handset shipments; other current assets increased $0.6 million due to timing of certain prepaid expense payments; accounts payable decreased by $3.6 million due primarily to timing of capital expenditures and obligations associated with higher inventory levels; advance billings and customer deposits increased by $0.6 million associated with continued NTELOS-branded subscriber growth and the increase in NTELOS-branded service offerings that require a deposit; deferred revenues declined by $1.5 million from the amortization of previously deferred activation costs; and, accrued payroll and other current liabilities remained constant due to the timing of annual bonus payments offset by the $1.7 million acceleration of certain retirement and retention obligations as a result of the May 2, 2005 merger transaction. Retirement benefit payments in the first six months of 2005 were approximately $9.1 million due primarily to accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. and increases in contributions to the pension plan as a result of an increase in the accumulated benefit obligation due to the decline in the applicable discount rate and lower than expected return on assets in the plan that did not keep pace with the growth in the pension plan obligations.

Our cash flows used in investing activities for the six months ended June 30, 2006 were approximately $38.7 million and include the following:

•	$43.2 million used for the purchase of property and equipment comprised of (i) approximately $28.8 million related completion of the network-wide 3G 1xRTT upgrade and continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration to support our growing subscriber base and increased wholesale usage, (ii) approximately $11.0 million for routine capital outlays supporting our RLEC operations and supporting the actual and projected growth of our competitive wireline voice and data offerings, and (iii) approximately $3.3 million related to information technology and corporate expenditures to enhance and maintain the back office support systems; offset by,

•	$4.5 million proceeds received from the liquidation of the Company’s investment in the Class C stock of RTB (Note 6).

Our cash flows used in investing activities for the six months ended June 30, 2005 were approximately $28.7 million and include the following:

•	$32.3 million for the purchase of property and equipment comprised of (i) approximately $18.6 million related to purchases of equipment and infrastructure to support our growing subscriber base and increase wholesale usage, and maintenance and expansion of our network to support such growth and subscriber base, (ii) approximately $9.9 million to support the growth of the wireline equipment and infrastructure to support the growth in competitive wireline CLEC and broadband data customers and usage and maintenance of the plant and network infrastructure, and (iii) approximately $3.8 million related to information technology and corporate expenditures to enhance and maintain the back office support systems in order to support the continued growth and introduction of new service offerings and applications; offset by,

•	$28.6 million proceeds from the following (i) the sale of the excess PCS spectrum in Pennsylvania for $15.5 million, (ii) the sale of MMDS spectrum in Richmond, Virginia for $4.8 million, (iii) the redemption of RTFC subordinated capital certificates of $7.2 million in connection with the payoff of the senior credit facility on February 24, 2005, and (iv) $1.2 million relating to the sale of a building in Winchester, Virginia; and,

•	$25.0 million investment in restricted cash that we subsequently disbursed to fund part of the purchase of the remaining equity securities of NTELOS Inc. in connection with the merger.

We currently expect capital expenditures for 2006 to be in the range of $87 million to $90 million. We expect that our capital expenditures associated with our wireless business in 2006 will be approximately $61 million, of which approximately $28 million will be used for the completion of network-wide 3G 1xRTT upgrade, continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration, which taken together with the discretionary wireless capital expenditures targeted in 2005 will significantly strengthen our existing competitive position within our markets and allow us to provide 3G 1xRTT CDMA services across 100% of our cell sites. The remaining $33 million in wireless capital expenditures is targeted to maintain our existing networks and provide additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance. We expect that our capital expenditures associated with our wireline business in 2006 will be in the range of $19 million to $22 million, which is targeted to provide regular maintenance and support for our RLEC operations and to support the projected growth of our competitive wireline voice and data offerings, including strategic fiber builds. In addition, we expect to invest approximately $7 million in enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash provided by financing activities for the six months ended June 30, 2006 aggregated $5.7 million, which primarily represents the following:

•	$170.5 million in proceeds from the initial public offering of common stock;

•	$235.0 million in proceeds from the issuance of long-term debt;

•	$139.3 million used to pay off the high yield Floating Rate Notes and accrued interest;

•	$227.3 million used to retire the $225 million second lien credit facility and pay a $2.3 million prepayment penalty;

•	$30.0 million used for the payment of a dividend to the Class B stockholders;

•	$0.8 million used for the payment of debt issuance costs; and,

•	$2.6 million in payments on senior secured term loans and other debt instruments.

Net cash used in financing activities for the six months ended June 30, 2005 aggregated $13.3 million, which primarily represents the following:

•	$625.0 million in proceeds from the NTELOS Inc. senior secured credit facilities entered into in February 2005;

•	$171.3 million in payments related to the pay-off in February 2005 of the former NTELOS Inc. credit facilities that were replaced by the NTELOS Inc. senior secured credit facilities;

•	$440.0 million in payments related to our self-tender offer for common stock, warrants and options in connection with the restructuring;

•	$7.3 million in payments on the NTELOS Inc. former credit facilities in connection with certain asset sales and scheduled repayments that were subsequently refinanced in February 2005;

•	$2.0 million in scheduled repayments on the NTELOS Inc. first lien senior secured credit facility entered into in February 2005;

•	$4.7 million in payments related to interest paid on certain interest rate swap obligations that were subsequently refinanced in February 2005 in connection with the restructuring; and,

•	$12.8 million in payments related to debt issuance costs related to the NTELOS Inc. senior secured credit facilities entered into in February 2005.

The above cash flows for the period ended June 30, 2005 are for NTELOS Inc. In addition, for the period ended June 30, 2005, we had financing proceeds of $120.0 million from the sale of common stock and $5.8 million from the issuance of convertible notes and investing disbursements of $125.7 million for the purchase of NTELOS Inc.

As of December 31, 2005 and June 30, 2006 we had approximately $28.1 million and $21.7 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $7.4 million and $13.6 million, respectively. Of the cash and cash equivalents on hand on June 30, 2006, $18.6 million was held by NTELOS Inc. and its subsidiaries which is subject to usage restrictions pursuant to the first lien Amended Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our currently foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account possible higher capital expenditure levels during this period than we have had in 2005 and 2006 as we continue to grow our business and evaluate additional growth opportunities, including potential discretionary upgrades to our 3G networks for higher speed data communications applications such as “Evolution Data Optimized” 3G1x - EVDO technology (or EVDO). If our growth opportunities result in currently unforeseeable capital expenditures during this period, we may seek additional financing in the future.

As noted elsewhere in this quarterly report on Form 10-Q, the terms of the Class B common stock include a $30 million distribution preference. On June 6, 2006, we paid a $30 million dividend on the 26,492,897 shares of Class B common stock from proceeds from the IPO combined with available cash. The payment of the $30 million dividend represents the payment in full of the Class B distribution preference provided for in our Restated Certificate of Incorporation. Subsequent to this distribution, 26,156,000 shares of the Class B common stock were converted into shares of common stock prior to June 30, 2006, increasing the shares of common stock outstanding at 41,536,000 at June 30, 2006. We expect the remaining 337,000 shares of Class B common stock to be converted to 337,000 shares of common stock in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily related to interest rates. As of June 30, 2006, $628.4 million was outstanding under the First Lien Term Loan. As of June 30, 2006, NTELOS Inc. achieved a leverage ratio of 3.7:1.0. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.1 million as of June 30, 2006.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three-month U.S. Dollar LIBOR, which was 2.64% for the initial calculation period and 5.51% as of June 30, 2006. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three-month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults.

At June 30, 2006, we had a $7.1 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $7.1 million above its face value. At June 30, 2006, our senior bank debt of $628.4 million is $315.9 million over the swap agreement.

At June 30, 2006, our financial assets included cash and cash equivalents of $21.7 million. Our primary investment at December 31, 2005 was a $2.8 million investment in RTB stock. Redemption certificates were filed during the first quarter of 2006 which resulted in a $1.7 million gain. In April 2006, $4.5 million of proceeds were received. Other securities and investments totaled $0.1 million at June 30, 2006.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 28, 2006. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first six months of 2006 or existing policies that were changed during the first six months of 2006.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB opinion No. 25, and its related interpretations.

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

Non-cash compensation charges were $0.9 million and $11.4 million for the three- and six-month periods ended June 30, 2006, respectively. Non-cash compensation for the remainder of 2006 and for the years 2007 through 2009 will be approximately $1.8 million, $3.7 million, $1.5 million and $0.3 million, respectively, related to capital stock and stock options outstanding as of June 30, 2006.

Accounting for Income Tax Uncertainties

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. The Company will adopt the provisions of FIN No. 48 in its first fiscal quarter of 2007 and is currently assessing the impact of FIN No. 48 on its consolidated financial position and results of operations.

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

(b) Changes in internal controls—There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” (pages 18 to 24) in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

NTELOS HOLDINGS CORP.

Dated: August 9, 2006	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: August 9, 2006	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary