Form 10-Q
period 2006-09-30
NTELOS HOLDINGS CORP
filed 2006-11-09
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: [41,885,658] shares of common stock and [56,222] shares of Class B common stock as of November [9], 2006.

NTELOS HOLDINGS CORP.

Quarterly Report on Form 10-Q

September 30, 2006

INDEX

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1-2

Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and September 30, 2005 and for the nine months ended September 30, 2006 and the period January 14, 2005 (inception) through September 30, 2005	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and for the period January 14, 2005 (inception) through September 30, 2005	4

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2006 and for the period January 14, 2005 (inception) through September 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41-42

Item 4. Controls and Procedures	43

PART II— OTHER INFORMATION

Item 1A. Risk Factors	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

Certifications	45-48

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

NTELOS Holdings Corp.

(In thousands)	September 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$29,014	$28,134
Accounts receivable, net of allowance of $11,828 ($13,035 in 2005)	38,486	37,691
Inventories and supplies	3,757	3,419
Other receivables and deposits	3,085	3,817
Income tax receivable	214	—
Prepaid expenses and other	6,855	5,593

	81,411	78,654

Securities and Investments
Deferred assets – interest rate swap	4,263	4,120
Securities and investments	222	3,042

	4,485	7,162

Property, Plant and Equipment
Land and buildings	36,436	33,903
Network plant and equipment	378,752	320,690
Furniture, fixtures and other equipment	35,344	33,081

Total in service	450,532	387,674
Under construction	20,786	20,443

	471,318	408,117
Less accumulated depreciation	97,147	47,975

	374,171	360,142

Other Assets
Goodwill	150,161	162,395
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $20,121 ($9,470 in 2005)	102,929	113,580
Radio spectrum licenses in service	114,102	114,051
Other radio spectrum licenses	1,344	1,344
Radio spectrum licenses not in service	18,234	15,581
Deferred charges	4,758	10,934

	423,528	449,885

	$883,595	$895,843

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	September 30, 2006	December 31, 2005
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,961	$4,513
Accounts payable	22,601	30,628
Advance billings and customer deposits	16,954	16,112
Accrued payroll	6,915	11,164
Accrued interest	171	161
Deferred revenue	760	933
Other accrued taxes	4,551	3,138
Other accrued liabilities	3,544	4,613

	62,457	71,262

Long-term Liabilities
Long-term debt	621,041	754,871
Other long-term liabilities:
Retirement benefits	31,187	34,389
Deferred income taxes	6,897	12,448
Long-term deferred liabilities	17,152	16,816
Common stock deposit	419	4,530

	676,696	823,054

Minority Interests	454	429

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 41,818 shares issued and outstanding in 2006	156,230	—
Class B common stock, par value $.01 per share, authorized 27,000 shares; 114 shares issued and outstanding in 2006	—	—
Class L common stock, par value $.01 per share, authorized 14,000 shares in 2005; 11,364 shares issued and outstanding in 2005 (liquidation value of $5,948 in 2005)	—	—
(Accumulated Deficit) Retained Earnings	(12,242)	1,098

	143,988	1,098

	$883,595	$895,843

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

NTELOS Holdings Corp.

(In thousands except per share amounts)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine months ended September 30, 2006	January 14, 2005 (inception) through September 30, 2005
Operating Revenues
Wireless communications	$81,233	$72,086	$238,396	$117,328
Wireline communications	29,788	27,957	87,216	46,112
Other communication services	203	222	618	346

	111,224	100,265	326,230	163,786

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	17,748	14,558	50,511	24,224
Maintenance and support (inclusive of non-cash compensation charges of $74 and $996 for the three and nine months ended September 30, 2006, respectively)	19,655	17,396	57,765	28,371
Depreciation and amortization	21,769	22,436	63,761	37,149
Accretion of asset retirement obligations	237	218	664	316
Customer operations (inclusive of non-cash compensation charges of $116 and $1,310 for the three and nine months ended September 30, 2006, respectively)	25,033	22,624	73,937	36,954
Corporate operations (inclusive of non-cash compensation charges of $735 and $9,999 for the three and nine months ended September 30, 2006, respectively, and $1,519 for the three months ended September 30, 2005 and for the period January 14, 2005 through September 30, 2005)	6,708	9,236	28,172	13,879
Capital restructuring charges	—	59	—	179
Termination of advisory agreements	—	—	12,941	—

	91,150	86,527	287,751	141,072

Operating Income	20,074	13,738	38,479	22,714

Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	—	—	(1,213)
Interest expense	(10,994)	(11,212)	(48,889)	(18,610)
Gain (loss) on interest rate swap instrument	(2,800)	3,978	143	3,483
Other income	542	230	4,260	355

	(13,252)	(7,004)	(44,486)	(15,985)

	6,822	6,734	(6,007)	6,729

Income Tax Expense	3,071	3,385	7,308	4,119

	3,751	3,349	(13,315)	2,610

Minority Interests in Earnings of Subsidiaries	(7)	(12)	(25)	(43)

Net Income (Loss)	3,744	3,337	(13,340)	2,567

Dividend distribution preference on Class B shares	—	—	(30,000)	—

Income (Loss) Applicable to Common Shares	$3,744	$3,337	$(43,340)	$2,567

Basic and Diluted Earnings (Loss) per Common Share:
Income (loss) per share – basic	$0.09	$0.14	$(1.12)	$0.14
Income (loss) per share – diluted	$0.09	$0.13	$(1.12)	$0.12

Average shares outstanding – basic	41,109	24,416	38,581	19,000
Average shares outstanding – diluted	42,109	25,995	38,581	20,579

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

NTELOS Holdings Corp.

(In thousands)	Nine months ended September 30, 2006	January 14, 2005 (inception) through September 30, 2005
Cash flows from operating activities
Net (loss) income	$(13,340)	$2,567

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on liquidation of investment	(1,723)	—
Depreciation	53,111	31,230
Amortization	10,650	5,919
Accretion of asset retirement obligations	664	316
Deferred income taxes	6,553	4,061
Gain on interest rate swap instrument	(143)	(3,483)
Interest paid-in-kind on the floating rate notes	677	—
Prepayment penalty from early debt repayment recorded in interest expense	2,250	—
Common stock and stock options non-cash compensation charge	12,305	1,519
Retirement benefits and other	3,133	2,639
Amortization and write-off of loan origination costs and debt discount	6,707	—
Equity share of net loss from NTELOS Inc.	—	1,213
Changes in assets and liabilities from operations:
Increase in accounts receivable, net	(795)	(2,969)
(Increase) decrease in inventories and supplies	(338)	1,363
Increase in other current assets	(530)	(204)
Changes in income taxes	(214)	(665)
Decrease in accounts payable	(7,548)	(254)
Decrease in other current liabilities	(3,480)	(4,949)
Retirement benefit payments	(6,834)	(1,164)

Net cash provided by operating activities	61,105	37,139

Cash flows from investing activities
Purchases of property, plant and equipment	(66,634)	(40,409)
Proceeds from sale of investments	4,599	—
Purchase of ownership interest in NTELOS Inc. including closing costs of $12.1 million, net of cash acquired	—	(103,765)
Purchase of radio spectrum licenses	(2,295)	—
Other	33	—

Net cash used in investing activities	(64,297)	(144,174)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	170,535	—
Proceeds from issuance of long-term debt	235,000	—
Payment of high yield notes	(139,257)	—
Loan repayment and prepayment penalty associated with early debt repayment	(227,250)	—
Scheduled repayments on senior secured term loans	(4,175)	—
Payment of dividend distribution preference to Class B stockholders	(30,000)	—
Proceeds from membership contributions	—	119,979
Proceeds from issuance of convertible notes	—	5,755
Borrowings (payments) under other debt instruments, net	58	(2,326)
Debt issuance costs	(889)	—
Other	50	(113)

Net cash provided by financing activities	4,072	123,295

Increase in cash and cash equivalents	880	16,260
Cash and cash equivalents:
Beginning of period	28,134	—

End of period	$29,014	$16,260

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

NTELOS Holdings Corp.

(In thousands)	Shares			Membership Interests – Project Holdings LLC	Class L	Class B	Common Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common	Class L	Class B
Balance, January 14, 2005 (inception)	—	—	—	$—	$—	$—	$—	$—	$—
Sale of membership interests	100	—	—	35,690	—	—	—	—	35,690
Conversion of membership interests of Project Holdings LLC to Class L shares in NTELOS Holdings Corp.	(100)	3,245		(35,690)	35,690				—
Comprehensive income: Net income								439	439

Balance, March 31, 2005	—	3,245	—	$—	$35,690	$—	$—	$439	$36,129

Purchase of the remaining 75.1% equity interest in NTELOS Inc.		8,119			89,309				89,309
Comprehensive loss: Net loss								(1,209)	(1,209)

Balance, June 30, 2005	—	11,364	—	$—	$124,999	$—	$—	$(770)	$124,229

Comprehensive income: Net income								3,337	3,337

Balance, September 30, 2005	—	11,364	—	$—	$124,999	$—	$—	$2,567	$127,566

Balance, December 31, 2005	—	11,364	—	$—	$—	$—	$—	$1,098	$1,098
Initial public offering of common stock, net of closing costs	15,375						169,588		169,588
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)	26,493			13,970			13,970
Non-cash compensation						597			597
Comprehensive loss: Net loss								(17,322)	(17,322)

Balance, March 31, 2006	15,375	—	26,493	$—	$—	$14,567	$169,588	$(16,224)	$167,931

Class B common stock dividend distribution preference							(30,000)		(30,000)
Initial public offering closing cost adjustment							176		176
Conversion of shares of Class B common stock to shares of common stock	26,156		(26,156)			(15,491)	15,491		—
Non-cash compensation						924			924
Stock options exercised	5						2		2
Comprehensive income: Net income								238	238

Balance, June 30, 2006	41,536	—	337	$—	$—	$—	$155,257	$(15,986)	$139,271

Conversion of shares of Class B common stock to shares of common stock	223		(223)
Non-cash compensation							925		925
Shares issued through Employee Stock Purchase Plan	1						22		22
Stock options exercised	58						26		26
Comprehensive income: Net income								3,744	3,744

Balance, September 30, 2006	41,818	—	114	$—	$—	$—	$156,230	$(12,242)	$143,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. and its subsidiaries, is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity network services and broadband Internet access (such as DSL and wireless modem). Holdings Corp. does not have any independent operations.

Holdings Corp. was formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P. and certain of its affiliates, collectively “CVC”, and Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle”, for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire the common stock of NTELOS Inc. On May 2, 2005, the Company acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger at which time NTELOS Inc. became a wholly-owned subsidiary of Holdings Corp.

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million of underwriting fees. The Company incurred other closing costs associated with this transaction totaling $2.7 million, all of which had been paid by September 30, 2006. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with CVC and Quadrangle. The Company used $143.9 million of the net proceeds to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on the Company’s 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represents the payment in full of the $30 million Class B distribution preference provided for in the Company’s Restated Certificate of Incorporation. Subsequent to this distribution, approximately 26,379,000 shares of the Class B common stock were converted into shares of common stock, increasing the shares of common stock outstanding to approximately 41,818,000 at September 30, 2006, inclusive of approximately 63,000 shares of common stock issued from the exercise of stock options during the period and approximately 1,000 shares of common stock issued through the employee stock purchase plan (see Note 9). The remaining 114,000 shares of Class B common stock can be converted to 114,000 shares of common stock at any time.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2006, for the three months ended September 30, 2005 and for the period January 14, 2005 (inception) through September 30, 2005, which are unaudited, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2006. Wireline revenues were previously reported net of certain long distance network expenses in the Competitive segment. These expenses totaled $0.6 million for the third quarter of 2006, $0.5 million for the third quarter of 2005, $1.8 million for the nine months ended September 30, 2006 and $0.8 million for the period May 2, 2005 through September 30, 2005, and have been reclassified to the maintenance and support caption in operating expenses for all periods presented.

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

Summarized financial information for NTELOS Inc. for the period February 24, 2005 through May 1, 2005 is contained in the following table:

Summarized Statement of Operations Information

(In thousands)	February 24, 2005 through May 1, 2005
Operating revenues	$70,074
Operating income	6,293
Net loss	(4,873)
Company’s share of net loss recorded as equity loss from NTELOS Inc.	$(1,213)

Trade Accounts Receivable

The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the three and nine months ended September 30, 2006 was $1.7 million and $4.7 million, respectively. Bad debt expense for the three months ended September 30, 2005 was $2.5 million and for the consolidated period May 2, 2005 through September 30, 2005, bad debt expense was $3.8 million.

Goodwill and Intangible Assets

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At September 30, 2006, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

The following table presents the activity in goodwill for the nine months ended September 30, 2006:

Goodwill at December 31, 2005	$162,395
Pre-acquisition net operating loss benefit recognition	(7,390)
Elimination of deferred tax asset valuation allowance	(4,844)

Goodwill at September 30, 2006	$150,161

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At September 30, 2006, other intangibles were comprised of the following:

		As of September 30, 2006		As of December 31, 2005
(dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$19,208	$113,400	$9,040
Trademarks	15 yrs.	$9,650	$913	$9,650	$430

Amortization expense for the three and nine month periods ended September 30, 2006 was $3.6 million and $10.7 million, respectively. Amortization expense for the remainder of 2006 and for the next five years is as follows:

	Customer Relationships	Trademarks	Total
Remainder of 2006	$3,389	$161	$3,550
2007	13,558	645	14,203
2008	12,758	645	13,403
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	12,491	645	13,136

Accounting for Asset Retirement Obligations

The Company applies the provisions of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in long-term deferred liabilities, for the nine months ended September 30, 2006:

(In thousands)	Nine Months Ended September 30, 2006
Asset retirement obligation at December 31, 2005	$8,419
Additional asset retirement obligations recorded, net	280
Accretion of asset retirement obligations	664

Asset retirement obligation at September 30, 2006	$9,363

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

Based on the Company’s adoption of the SFAS No. 123R standard on January 1, 2006, the Company was required to account for the Class A shares and options as liability-classified awards under the fair value approach. Under this approach, the Company determined the fair value of these instruments on January 1, 2006 as a basis for recognizing non-cash compensation over the service period (period of employment over which the instruments vest). Absent future changes in the instrument, the compensation is fixed going forward by this fair value determination. Prior to this, the Company recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition was required as long as these instruments were classified as liabilities. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

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

Non-cash compensation charges were $0.9 million for the three months ended September 30, 2006 and $12.3 million for the nine months ended September 30, 2006. Non-cash compensation for the remainder of 2006 and for the years 2007 through 2010 will be approximately $0.9 million, $3.7 million, $1.5 million, $0.3 million and $0.1 million, respectively, related to capital stock and stock options outstanding as of September 30, 2006.

The fair value of each instrument was estimated at the respective measurement date using the Black-Scholes option-pricing model with the following assumptions: (i) a dividend rate of 0%; (ii) a risk-free interest rate ranging from 4.40% to 4.80%; (iii) an expected life of five years; and (iv) a price volatility factor ranging from 30.1% to 69.1%.

The impact of the adoption of SFAS No. 123R for the three and nine month periods ended September 30, 2006 on income from continuing operations is $0.9 million and $2.4 million, respectively, and the three and nine month impact to loss applicable to common shares is $0.8 million ($0.02 per share) and $2.3 million ($0.06 per share), respectively.

Pension Benefits

For the three and nine months ended September 30, 2006, components of the Company’s net periodic benefit cost were as follows:

(In thousands)	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	January 14, 2005 (inception) through September 30, 2005
Service cost	$721	$683	$2,161	$1,138
Interest cost	624	617	1,873	1,028
Expected return on plan assets	(630)	(549)	(1,889)	(915)

Net periodic benefit cost	$715	$751	$2,145	$1,251

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

In September 2006, the FASB issued FASB Statement No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employee to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt the provisions of SFAS No. 158 for fiscal year 2006 and is currently assessing the impact of SFAS No. 158 on its consolidated financial position and results of operations.

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB No. 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company will adopt the provisions of SAB No. 108 for fiscal year 2006 and is currently assessing the impact of SAB No. 108 on its consolidated financial position and results of operations.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures.

The Company has one customer that accounted for 19.9% and 19.8% of its revenues for the three and nine months ended September 30, 2006, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

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

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the three months ended September 30, 2006
Operating revenues	$81,233	$15,711	$14,077	$203	$111,224
Operating income (loss)	12,246	8,470	1,530	(2,172)	20,074
Depreciation and amortization	14,933	3,575	3,078	183	21,769
Accretion of asset retirement obligations	223	3	8	3	237
Non-cash compensation charges	—	—	—	925	925

As of and for the nine months ended September 30, 2006
Operating revenues	$238,396	$45,274	$41,942	$618	$326,230
Operating income (loss)	38,463	23,846	5,157	(28,987)	38,479
Depreciation and amortization	43,989	10,797	8,710	265	63,761
Accretion of asset retirement obligations	615	10	30	9	664
Termination of advisory agreements	—	—	—	12,941	12,941
Non-cash compensation charges	—	—	—	12,305	12,305

Total segment assets	520,539	234,510	68,148	1,166	824,363
Corporate assets					59,232

Total assets					$883,595

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the three months ended September 30, 2005
Operating revenues	$72,086	$13,995	$13,962	$222	$100,265
Operating income (loss)	8,084	6,413	2,249	(3,008)	13,738
Depreciation and amortization	15,431	3,954	2,933	118	22,436
Accretion of asset retirement obligations	192	6	18	2	218
Non-cash compensation charges	—	—	—	1,519	1,519
Capital restructuring charges	—	—	—	59	59

As of September 30, 2005 and for the period May 2, 2005 through September 30, 2005
Operating revenues	$117,328	$23,190	$22,922	$346	$163,786
Operating income (loss)	12,371	10,808	3,570	(4,035)	22,714
Depreciation and amortization	25,696	6,503	4,780	170	37,149
Accretion of asset retirement obligations	311	6	18	(19)	316
Non-cash compensation charges	—	—	—	1,519	1,519
Capital restructuring charges	—	—	—	179	179

Total segment assets	510,496	204,098	98,967	1,291	814,852
Corporate assets					60,655

Total assets					$875,507

For the period January 14, 2005 through May 1, 2005, the only activity on the Holdings Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations.

The “Other” segment is comprised of the paging operation and the communications services operations. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the three and nine months ended September 30, 2006, total unallocated corporate operating expenses were $1.1 million and $3.1 million, respectively. Additionally, the Company recorded $0.5 million of advisory fees in the first quarter of 2006, a termination of the advisory agreement fee of $12.9 million in the first quarter of 2006, and non-cash compensation of $0.9 million and $12.3 million for the three and nine months ended September 30, 2006, respectively, none of which was allocated. For the three and nine months ended September 30, 2005, the Company recorded advisory fees of $0.5 million and $0.8 million, respectively, and non-cash compensation of $1.5 million, none of which was allocated.

Note 4. Long-Term Debt – Floating Rate Notes

As of September 30, 2006 and December 31, 2005, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2006	December 31, 2005
First lien term loan	$626,825	$396,000
Second lien term loan	—	225,000
Floating rate senior notes (including accrued interest of $3.6 million at December 31, 2005)	—	137,265
Capital lease obligations	1,177	1,119

	628,002	759,384

Less: current portion of long-term debt	6,961	4,513

Long-term debt	$621,041	$754,871

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement” or “First Lien Term Loan”). Borrowings under the Amended Credit Agreement amount to $630 million, consisting of (i) $235 million of new borrowings, the proceeds of which were used to retire the prior $225 million second lien credit facility, (ii) the refinancing of $395 million of prior first lien borrowings and (iii) the payment of other costs associated with the borrowing, including a $2.25 million prepayment penalty on the second lien credit facility which is included in interest expense for the nine months ended September 30, 2006. The Amended Credit Agreement also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), none of which is outstanding. As permitted under the Amended Credit Agreement, NTELOS Inc. paid a dividend to the Company of $16.0 million on June 6, 2006.

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the incumbent local exchange companies. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. Aside from the permitted $16.0 million dividend described above, the First Lien Term Loan restricts NTELOS Inc. from making loans, advances or cash dividends to the Company until such time as NTELOS Inc.’s total debt outstanding to EBITDA, as defined in the agreement, is less than a ratio of 3.00:1:00. Additionally, if NTELOS Inc.’s leverage ratio were to increase above 4.00:1.00, the interest rate would increase by 25 basis points. At September 30, 2006, NTELOS Inc.’s total debt to outstanding EBITDA was 3.70:1.00.

NTELOS Inc. incurred deferred debt issuance costs of approximately $0.9 million related to the Amended Credit Agreement which are being amortized to interest expense over the life of the Amended Credit Agreement.

On October 17, 2005, the Company issued $135 million in Floating Rate Senior Notes (the “Floating Rate Notes”) at 99% of par. Interest due on January 15, 2006 was paid in kind resulting in a $4.3 million increase to the par value of the Floating Rate Notes. The Company closed on its IPO on February 8, 2006 and a portion of the proceeds from this offering was used to repay the Floating Rate Notes in full on April 15, 2006, including unpaid interest thereon, totaling $143.9 million. The $1.3 million balance of the original $1.4 million discount associated with the issue price was written-off in connection with the repayment. Accretion of the discount from January 1, 2006 through April 15, 2006 was $0.1 million. The accretion as well as the write-off are reflected in interest expense in the statement of operations. The

Notes were also recorded net of $5.4 million of deferred debt issuance costs that were being amortized to interest expense over the life of the Floating Rate Notes. Including the $5.1 million write-off as of the repayment date, amortization relating to these costs from January 1, 2006 through the repayment date was less than $0.2 million.

The aggregate maturities of long-term debt outstanding at September 30, 2006, excluding capital lease obligations, based on the contractual terms of the instruments are $6.4 million per year through 2009, $155.1 million in 2010 and $451.1 million thereafter.

The Company’s blended interest rate on its long-term debt as of September 30, 2006 is 6.9%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Nine months ended September 30, 2006	January 14, 2005 (inception) through September 30, 2005
Cash payments for:
Interest	$39,928	$19,360
Income taxes	853	532
Pension and other retirement plan contributions and distributions	6,834	1,164

Interest payments in the above table include ($2.1) million related to net interest received on the interest rate swap agreements for the nine month period ended September 30, 2006 and $1.3 million related to interest paid on the interest rate swap agreements for the period January 14, 2005 through September 30, 2005.

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

Note 7. Derivatives and Hedging Activities

In February 2005, NTELOS Inc. entered into an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. This swap agreement has maturities up to three years and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 4.53% on December 31, 2005 and 5.37% on September 30, 2006. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swap.

On September 30, 2006 and December 31, 2005, the swap agreement had a fair value of a $4.3 million and $4.1 million asset, respectively. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore records the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

The fair value of the interest rate swap agreement is based on a dealer quote. Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company is exposed to credit loss on its interest rate swap agreement to the extent the fair value of the swap is an asset. Therefore, at September 30, 2006, the Company’s credit exposure was $4.3 million.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Board of Directors.

Note 8. Stockholders’ Equity

The Company’s authorized capital consists of preferred stock and two classes of common stock – Class B common stock and common stock. As of September 30, 2006, the following preferred and common stock were authorized and outstanding:

(In thousands)	Shares Authorized	Shares Outstanding
Preferred stock	100	—
Class B common stock	27,000	114
Common stock	55,000	41,818

At December 31, 2005, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument that was classified as a liability based on its attributes. During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of its common stock. In conjunction with the IPO, the Class L common stock and Class A common stock were converted into 26.5 million shares of Class B common stock. Additionally, each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock and substantially all of the options became 25% vested (Note 9).

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

The Class B common stock was issued with a $30 million ($1.13 per share) distribution preference. On June 1, 2006, the board of directors declared the payment of a $30 million cash dividend on its Class B common stock, and paid the cash dividend on June 6, 2006. The payment of the dividend represents the payment in full of the Class B distribution preference provided for in the Company’s Restated Certificate of Incorporation. As of September 30, 2006, approximately 26,379,000 Class B shares have been converted into shares of common stock on a one-for-one basis. This increased the number of shares of the outstanding class of common stock from 15,375,000 to approximately 41,818,000, inclusive of approximately 63,000 shares of common stock issued from the exercise of stock options during the period and approximately 1,000 shares of common stock issued through the employee stock purchase plan (Note 9). The remaining 114,000 shares of Class B common stock can be converted to 114,000 shares of common stock at any time.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock on that date. The repurchase rights continue for the remaining portion of these shares that were converted to common stock, with an additional 25% expiring in May 2007 and the final 25% expiring in May 2008. As a result of the acceleration in the expiration of the repurchase rights coupled with the continued increase in the instrument’s fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2006, discussed in Note 9) were $0.9 million for the third quarter of 2006 and $12.3 million for the nine months ended September 30, 2006. Future charges for non-cash compensation for the remainder of 2006 and for the years 2007 through 2010 are estimated to be $0.9 million, $3.7 million, $1.5 million, $0.3 million and $0.1 million, respectively.

The common shares that were previously Class B shares, for which the repurchase rights continue, have the same conditions related to termination of an employee as did the converted Class A shares. Until such time as the repurchase rights expire, the unvested portion of the common shares continues to be classified as a long-term liability. The Company and/or, if approved by the board of directors, the holders of the former Class B shares have the right and option to repurchase within 90 days of the termination date (on a pro-rata basis) the unvested portion of the employees’ former Class B shares at adjusted cost price (as defined in the Company’s Amended and Restated Shareholders Agreement entered into in connection with the IPO).

The computations of basic and diluted earnings per share for the three and nine months ending September 30, 2006, the three months ended September 30, 2005 and the period January 14, 2005 (inception) through September 30, 2005 are as follows:

	Three Months Ended September 30,		Nine months ended September 30, 2006	January 14, 2005 (inception) through September 30, 2005
(in thousands)	2006	2005
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$3,744	$3,337	(43,340)	2,567

Denominator:
Total shares outstanding (after effect of split and conversion for all periods presented)	41,932	24,414	41,932	24,414
Less: unvested shares	(789)	(1,579)	(789)	(1,579)
Less: effect of calculating weighted average shares	(34)	1,581	(2,562)	(3,835)

Denominator for basic earnings per common share - weighted average shares outstanding	41,109	24,416	38,581	19,000
Plus: unvested shares	789	1,579	—	1,579
Plus: common stock equivalents of stock options exercised	211	—	—	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,109	25,995	38,581	20,579

The denominator for diluted earnings per common share for the nine months ended September 30, 2006 is equal to the denominator for basic earnings per common share for the nine months ended September 30, 2006 because the addition of unvested shares or other common stock equivalents would be anti-dilutive.

Earnings per share is calculated based on the relative terms of the underlying stock agreements. During the period January 14, 2005 (inception) through September 30, 2005, the Company had 100 shares of membership interest that were converted to 3,245,000 shares of Class L common stock (as noted above) which were converted to 6,972,000 shares of Class B common stock on the IPO date.

For purposes of calculating weighted average shares to be used in the earnings-per-share calculation during the period January 14 (inception) through September 30, 2005, the period begins on February 24, 2005, the date that the initial investment was made and operations commenced.

Note 9. Stock Plans

On February 13, 2006, in connection with the Company’s IPO (Note 1), the Class A common stock options were converted to approximately 313,250 common stock options exercisable for shares of common stock, based on a 2.15 conversion ratio. Additionally, one-fourth of these options vested upon completion of the IPO in accordance with the terms of the plan. The Company amended and restated its equity incentive plan (the “Equity Incentive Plan”) at the time of the IPO. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. This limit includes all equity awards previously granted under the prior version of this plan including all Class A common stock shares that were converted into shares of Class B common stock (734,000 shares of Class A common stock converted into 1,577,000 shares of Class B common stock—Note 8) and ultimately converted into common stock, and all Class A common stock options which were converted into options to purchase common stock. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans”. For the nine months ended September 30, 2006, the Company issued 111,500 options under the Equity Incentive Plan and 17,200 options under the Non-Employee Director Plan. Options under these plans are issuable to employees or non-employee directors as applicable. The employee options vest one-fourth annually beginning one year after the grant date and the non-employee director options cliff vest one year after the grant date.

Stock options must be granted under the Equity Incentive Plans at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Equity Plans may be exercised in compliance with such requirements as determined by a committee of the board of directors. New common shares are expected to be issued upon the exercise of options under the Equity Plans. All options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant. Compensation related to options was determined in accordance with SFAS 123R (Note 2). Non-cash compensation related to options for the three and nine months ended September 30, 2006 totaled $0.2 million and $0.5 million, respectively. No options expired during the period.

The summary of the activity and status of the Equity Incentive Plans for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Extended Exercise Price
Stock options outstanding at January 1, 2006	145,800	2.53	$369,000
Conversion ratio	2.14851

Outstanding at February 8, 2006	313,253	1.18	$369,000
Granted during the period	128,700	12.01	1,546,170
Exercised during the period	(63,062)	0.47	(29,352)
Forfeited during the period	(8,791)	4.98	(43,766)

Outstanding at September 30, 2006	370,100	4.98	$1,842,053

Exercisable at September 30, 2006	77,451	1.11	$85,924

The summary of the Equity Incentive Plans fair value for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Extended Fair Value
Nonvested stock options outstanding at January 1, 2006	145,800	$24.16	$3,522,687
Conversion ratio	2.14851

Outstanding at February 8, 2006	313,253	$11.25	$3,522,687

Granted during the period	128,700	7.23	930,797
Exercised during the period	(63,062)	11.64	(734,012)
Forfeited during the period	(8,791)	9.87	(86,740)

Outstanding at September 30, 2006	370,100	9.82	3,632,732
Less: vested and unexercised at September 30, 2006	77,451	11.27	872,994

Nonvested outstanding at September 30, 2006	292,649	$9.43	$2,759,738

Total options expected to vest	362,951	$9.87	$3,581,344

Weighted average remaining term of vested options		8.7 years

The intrinsic value of the vested options and the options exercised at and during the nine months ended September 30, 2006 were $0.9 million and $0.8 million, respectively. The total intrinsic value of the options which we expect to vest is $2.9 million.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which has 200,000 shares available. This plan commenced in July 2006 and new common shares are issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the third quarter of 2006, 1,153 shares were issued under the employee stock purchase plan.

Note 10. Income Taxes

Income tax expense for the three and nine month periods ended September 30, 2006 was $3.1 million and $7.3 million, respectively. Income tax expense for the nine month period reflects the tax effects of non-deductible transaction costs of $12.9 million, $10.5 million ($1.0 million for the current quarter) of non-cash compensation cost associated with our former Class A common stock and incentive stock options, and $1.3 million of excess interest cost over interest expense yields established by the Internal Revenue Code. In addition, the net benefit associated with the anticipated use of pre-acquisition deferred tax assets of $7.4 million ($3.0 million in the current quarter) was recognized as a reduction to goodwill as opposed to the reduction of income tax expense.

The Company recognized income tax expense of $4.1 million for the period ended September 30, 2005. Income tax expense for this period reflects the tax effects of non-deductible transaction costs of $0.2 million and non-deductible equity losses of $1.2 million.

The Company has gross deferred tax assets of approximately $84.1 million at September 30, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Based on this evaluation, the Company has eliminated the remaining valuation allowance associated with deferred tax assets existing at the date of our merger.

The Company has NOLs of approximately $222.5 million, of which approximately $153.2 million (as adjusted for realized built-in losses occurring post-confirmation of NTELOS Inc.) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. The NOLs existing at emergence, and the adjustments related to realized built-in losses, were subject to an annual utilization limitation of approximately $9.2 million. Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOLs of approximately $78.9 million. All of the NOLs existing at May 2, 2005 (the merger date), including the amounts which were subject to the first limitation, are now subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Built-in gains existing at the merger date, which are realized subsequent to that date, increase the annual limitation, and could be significant. Due to the limited carryforward life of NOLs and the amount of the annual limitation, it is likely that we will only be able to realize approximately $43 million of NOLs existing prior to our emergence from bankruptcy. However, the NOLs that accumulated since our emergence are expected to be realized in full due to the anticipation of recognizing certain built-in gains in future periods. We expect that we will have NOLs available for use of $24.1 million in 2006, $24.1 million in 2007, $14.9 million in 2008 and $1.6 million per year during the remaining carry forward period. Our ability to use these NOLs in a given year will be dependent on the amount of taxable income for that year. Any unused amounts will be available for use in subsequent years.

SFAS No. 109, Accounting for Income Taxes, establishes guidelines for companies that realize the benefits of an acquired enterprise’s deferred tax assets in future periods. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of pre-acquisition deferred tax assets, be first credited to goodwill, then credited to other non-current identifiable intangible assets and then, if these assets are reduced to zero, credited directly to expense. For the nine months ended September 30, 2006, goodwill of approximately $7.4 million was reduced to reflect the expected benefit to be received from utilizing pre-acquisition deferred tax assets and the remaining deferred tax reserve of $4.8 million was eliminated based on management’s revised assessment of the likelihood of realizing these benefits.

Note 11. Commitments and Contingencies

In May 2005, the Company (through NTELOS Inc.) entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors agreed to provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. The Company recognized advisory fees as corporate operations expense from the merger date through September 30, 2005 of $0.8 million and $0.5 million in the first quarter of 2006. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, concurrent with its IPO, the Company terminated these agreements, paying a $12.9 million termination fee on that date.

The Company is periodically involved in disputes and legal proceedings arising from normal business activities. In 2004, NTELOS Inc. accrued $1.9 million relating to certain operating tax issues. As of September 30, 2006, the Company’s reserve relating to certain operating tax issues was $1.3 million after a $0.6 million credit recorded to corporate operating expense during the nine months ended September 30, 2006 based on settlements and other activity related to these issues. While the outcome of the remainder of this issue and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and adequate provision for any probable losses has been made in our consolidated financial statements.

The Company entered into volume purchase commitments to acquire wireless equipment with certain vendors in 2006 and had other capital expenditure commitments totaling $10.1 million. All of these commitments are expected to be satisfied during 2006.

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Nextel. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary competitors, all of whom are national providers. We have an exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum, a wireless subsidiary of Sprint Nextel. Under the Strategic Network Alliance, we are the exclusive PCS network service provider through July 2011 for all Sprint Spectrum wireless services offered to approximately three million people in our western Virginia and West Virginia service area, which we deliver over our CDMA 3G 1xRTT network utilizing our own spectrum.

Founded in 1897, our wireline business and its predecessor organizations have consistently outperformed the service benchmarks set by the Virginia State Corporation Commission for telephone service. Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. We also own a 1,900-mile regional fiber optic network which directly connects our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation.

We were formed in January 2005 by the CVC Entities and the Quadrangle Entities for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into a transaction agreement with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. In accordance with this agreement, we acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. In connection with our acquisition of NTELOS Inc., we assumed approximately $625.7 million in debt including $624.0 million of the NTELOS Inc. senior secured credit facilities and $1.7 million of capital lease obligations. Following the merger transaction, NTELOS Inc. became our wholly-owned subsidiary. Accordingly, we began consolidating the results of NTELOS Inc. into our financial statements on May 2, 2005.

During the first quarter of 2006, we completed an initial public offering (the “IPO”) of 15,375,000 shares of our common stock at an offering price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. We received proceeds from the offering of approximately $172.5 million, net of $12.0 million in underwriting fees. We used approximately $12.9 million of the net proceeds to terminate our advisory agreements with CVC and Quadrangle. We used $143.9 million of the net proceeds to redeem our Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on our 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represents the payment in full of the $30 million Class B distribution preference provided for in our Restated Certificate of Incorporation. Subsequent to this distribution, approximately 26,379,000 shares of the Class B common stock were converted into shares of common stock, increasing the shares of common stock outstanding to approximately 41,818,000 at September 30, 2006, inclusive of approximately 63,000 shares of common stock issued from the exercise of stock options during the period and approximately 1,000 shares of common stock issued through the employee stock purchase plan. The remaining 114,000 shares of Class B common stock can be converted to 114,000 shares of common stock at any time.

For purposes of this discussion relative to the financial results and cash flows for the three and nine month periods ended September 30, 2006 in comparison to the three and nine month periods ended September 30, 2005, we have combined the financial results and cash flows for the period January 1, 2005 to May 1, 2005 of NTELOS Inc. with our financial results and cash flows for the period May 2, 2005 to September 30, 2005. We had no operating activities prior to the completion of our acquisition of NTELOS Inc. on May 2, 2005. We believe this comparison provides the most practical way to comment on the results of operations.

Effects of Being a Public Company

Upon completion of the initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the other rules and regulations of the Securities and Exchange Commission, or SEC. We also are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002 (“SOX”). In addition, we are subject to the rules of the NASDAQ Global (formerly National) Market.

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

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We currently expect to incur an estimated $1.6 million of incremental operating expenses in 2006, our first year of being a public company ($1.1 million of which has been recognized as of September 30, 2006). The majority of these costs are associated with increased Director and Officer insurance costs and external consulting and audit fees incurred to prepare for Sarbanes-Oxley Act compliance. As noted below, we are required to be in compliance by December 31, 2007. Accordingly, we anticipate that we will incur additional incremental costs next year. At this time, we project that the total incremental operating expenses of being a public company will be approximately $2 million in 2007. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

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

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in our consolidated statements of operations for the three and nine months ended September 30, 2006 and in NTELOS Inc.’s consolidated statements of operations for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, other than ARPU data)	2006	2005	2006	2005
Wireless communications revenues	$81,233	$72,086	$238,396	$207,154
Less: equipment revenues from sales to new customers	(3,846)	(2,956)	(11,386)	(9,178)
Less: equipment revenues from sales to existing customers	(1,316)	(930)	(3,607)	(2,668)
Less: wholesale revenues	(19,346)	(15,850)	(56,808)	(45,768)
Plus (less): other revenues and adjustments	(32)	239	611	934

Wireless gross subscriber revenues	$56,693	$52,589	$167,206	$150,474
Less: paid in advance and prepay subscriber revenues	(13,217)	(10,582)	(38,385)	(31,183)
Less: adjustments	(95)	(263)	(821)	(1,072)

Wireless gross postpay subscriber revenues	$43,381	$41,744	$128,000	$118,219

Average subscribers	354,562	327,482	346,804	318,923
ARPU	$53.30	$53.53	$53.57	$52.42

Average postpay subscribers	261,940	247,690	259,220	241,468
PostPay ARPU	$55.20	$56.18	$54.87	$54.40

Wireless gross subscriber revenues	$56,693	$52,589	$167,206	$150,474
Less: wireless voice and other features revenues	(53,804)	(50,672)	(158,934)	(145,549)

Wireless data revenues	$2,889	$1,917	$8,272	$4,925

Average subscribers	354,562	327,482	346,804	318,923
Total data ARPU	$2.72	$1.95	$2.65	$1.72

Operating Revenues

Our revenues are generated from the following categories:

•	wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	wireline communications, including RLEC service revenues and Competitive service revenues, including revenues from our key strategic products (local, broadband voice and data services, and high-capacity network access and transport services), long distance and dial-up Internet services; and,

•	other communications services revenues, including primarily revenues from paging and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are incurred from the following categories:

•	cost of wireless sales including digital PCS handset equipment costs which, in keeping with industry practice, we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide wireless services to our end-use customers;

•	maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment; leased facility expenses for connection to other carriers, cell sites and switch locations;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations, or ARO;

•	customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of regional telephone directories, customer care, directory services and bad debt expenses;

•	corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses;

•	capital restructuring charges; and,

•	termination of advisory agreements.

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

Minority Interests in Losses (Earnings) of Subsidiaries

We record a minority interest relating to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to Verisign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.8 million populated area in central and western Virginia. The VA Alliance has incurred significant operating losses since it initiated PCS services in 1997. We recognize a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the three or nine months ended September 30, 2006 and 2005. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Three and Nine months ended September 30, 2006 Compared to Three and Nine months ended September 30, 2005

OVERVIEW

Operating revenues increased $11.0 million, or 10.9%, from $100.3 million for the quarter ended September 30, 2005 to $111.2 million for the quarter ended September 30, 2006. The nine month increase was $36.1 million, or 12.4%, with operating revenues increasing from $290.1 million for the nine months ended September 30, 2005 to $326.2 million for the nine months ended September 30, 2006. Wireless PCS accounted for 83.5% of the three month increase and 86.6% of the nine month increase, with growth occurring from both subscriber revenues and wholesale revenues. Wireline contributed the remaining revenue increase in both comparative periods fueled primarily by minute-driven increases in access revenues and increases in key strategic products from the Competitive segment, partially offset by declines in revenues of other Competitive segment products.

Operating income increased $6.3 million over the comparative quarters, from $13.7 million for the quarter ended September 30, 2005 to $20.1 million for the current year comparable period. Operating income decreased $1.9 million over the comparative nine month periods, from $40.4 million for the nine months ended September 30, 2005 to $38.5 million for the nine months ended September 30, 2006. Operating margin, before non-cash compensation, advisory fees, termination of advisory agreements, capital restructuring charges and gain on sale of assets, increased from 15.8% for the quarter ended September 30, 2005 to 18.9% for the quarter ended September 30, 2006 and increased from 17.1% for the nine months ended September 30, 2005 to 19.7% for the nine months ended September 30, 2006.

Net income increased $0.4 million, or 12.2%, from $3.3 million for the quarter ended September 30, 2005 to $3.7 million for the quarter ended September 30, 2006. Included in net income for the quarter ended September 30, 2005 was a gain on the interest rate swap instrument of $4.0 million and included in net income for the quarter ended September 30, 2006 was a loss on the interest rate swap instrument of $2.8 million. Additionally, income tax expense of $3.4 million and $3.1 million was included in net income for the quarters ended September 30, 2005 and September 30, 2006, respectively.

Net income decreased $15.4 million over the comparative nine month periods, from income of $2.1 million for the nine months ended September 30, 2005 to a loss of $13.3 million for the nine months ended September 30, 2006. Included in both periods was a gain on the interest rate swap instrument, totaling $2.8 million for the nine months ended September 30, 2005 and $0.1 million for the nine months ended September 30, 2006. Also included in the net loss for the nine months ended September 30, 2006 was an increase in interest expense of $19.4 million, primarily due to transaction-related charges of $8.6 million, $5.5 million interest on our Floating Rate Notes, which were paid off in April 2006, and significantly lower interest during 2005 prior to the refinancing and merger transactions in late February 2005. Additionally, income tax expense was $12.3 million and $7.3 million for the nine months ended September 30, 2005 and September 30, 2006, respectively.

OPERATING REVENUES

The following tables identify our operating revenues on a business segment basis for the three month periods ended September 30, 2006 and September 30, 2005 and the nine month periods ended September 30, 2006 and September 30, 2005, inclusive of NTELOS Inc.’s revenues on a business segment basis for the period January 1, 2005 through May 1, 2005:

	Three months ended September 30,
Operating Revenues	2006	2005	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$81,233	$72,086	$9,147	12.7%

Wireline
RLEC	15,711	13,995	1,716	12.3%
Competitive wireline	14,077	13,962	115	0.8%

Total wireline	29,788	27,957	1,831	6.5%

Other	203	222	(19)	(8.6)%

Total	$111,224	$100,265	$10,959	10.9%

	Nine Months Ended September 30,
Operating Revenues	2006	2005	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$238,396	$207,154	$31,242	15.1%

Wireline
RLEC	45,274	42,024	3,250	7.7%
Competitive wireline	41,942	40,278	1,664	4.1%

Total wireline	87,216	82,302	4,914	6.0%

Other	618	689	(71)	(10.3)%

Total	$326,230	$290,145	$36,085	12.4%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $9.1 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006 due to an increase in our NTELOS-branded net subscriber revenue of $4.3 million, or 8.3%, a $3.5 million, or 22.1%, increase in wholesale and roaming revenues, and a $1.3 million, or 32.8%, increase in equipment sales revenues. The $31.2 million increase from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was due to an increase in our NTELOS-branded net subscriber revenue of $17.0 million, or 11.4%, an $11.0 million, or 24.1%, increase in wholesale and roaming revenues, and a $3.1 million, or 26.6%, increase in equipment sales revenues.

In both the three and nine month comparative periods, subscriber revenues reflected subscriber growth of 9.0%, or 29,389 subscribers, from 328,035 subscribers as of September 30, 2005 to 357,424 subscribers as of September 30, 2006. As of September 30, 2006, postpay subscribers represented 73.5% of total subscribers, a decline of 2.9% from 75.7% as of September 30, 2005.

Results for the third quarter comparative periods reflect a decrease in churn of 7.3%, from 3.54% in the third quarter of 2005 (34,744 subscribers) to 3.28% in the third quarter of 2006 (34,900 subscribers) primarily due to the roll out of national rate plans at the end of the third quarter of 2005 and improved monitoring practices. Additionally, other subscriber revenue from features and fees increased $1.1 million, or 11.5%, over the comparative third quarters related in large part to price increases for handset insurance. Gross subscriber additions were 16.0% higher in the third quarter of 2006, at 42,156, than the third quarter of 2005, at 36,344. This increase in gross adds combined with the introduction of more feature-rich handsets sold in the third quarter of 2006 as compared to the third quarter of 2005, led to an increase in equipment revenues of $1.3 million, or 32.8%, from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. Total ARPU decreased slightly from $53.53 for the third quarter of 2005 to $53.30 for the third quarter of 2006 primarily due to reduced roaming revenues from additional national plans and reduced roaming rates and lower activation fees.

For the nine month comparative periods, subscriber revenues reflected the subscriber growth described above and an increase in ARPU of 2.2%, from $52.42 to $53.57 for the nine months ended September 30, 2005 and September 30, 2006, respectively. The increase in ARPU was driven in part by increased data revenue per subscriber which increased from $1.72 for the nine months ended September 30, 2005 to $2.65 for the nine months ended September 30, 2006. Additionally, ARPU increased due to the continued increase in higher service rate plans including the national plans. Other subscriber revenue increased 17.7% related in large part to growth in data services including data bundle packages introduced during the second quarter of 2006. Gross subscriber additions were 3.7% higher in the first nine months of 2006, at 119,784, than the first nine months of 2005, at 115,541. This increase in gross adds combined with the introduction of more feature-rich handsets sold in the 2006 period as compared to the 2005 period led to an increase in equipment sales revenue of $3.1 million, or 26.6%, from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Total subscriber churn increased 1.3%, from 3.1% for the first nine months of 2005 (89,661 subscribers) to 3.2% for the first nine months of 2006 (98,666 subscribers), due primarily to an increase in postpay churn in the first and second quarters of 2006, offset by an increased take-rate of the national plans and other program improvements in the third quarter of 2006.

The increase in wholesale revenues for both the three and nine month comparative periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 22.1%, from $15.9 million for the three months ended September 30, 2005 to $19.3 million for the three months ended September 30, 2006. Wholesale revenues grew 24.1%, from $45.8 million for the nine months ended September 30, 2005 to $56.8 million for the nine months ended September 30, 2006. Pricing reductions went into effect on July 1, 2005 and July 1, 2006 relating to travel minutes of use (minutes from Sprint Spectrum customers from outside our region) and July 1, 2006 relating to data usage in accordance with the annual pricing reset provisions of this wholesale agreement. Similar to this past year, the impact of the July 2006 pricing reductions is expected to continue to be more than offset by increased usage. Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home wholesale subscribers, and those customers of Sprint Nextel and Nextel Partners who use our voice and data services while traveling through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 48 cell sites within this wholesale service area since September 2005 (29 during the third quarter of 2006), improving existing service and extending this coverage area.

We entered into a seven-year exclusive wholesale agreement with Sprint Nextel in 2004. While management believes the merger of Sprint and Nextel and Nextel Partners will likely have a positive impact for our wholesale business, the level of future wholesale revenue to be generated under this agreement is uncertain. Further, it is possible that there will be additional consolidation among the Sprint Nextel network affiliates and the potential impact of any such future consolidation is unknown. See “Risk Factors” contained in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2005.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.8 million from $28.0 million for the quarter ended September 30, 2005 to $29.8 million for the quarter ended September 30, 2006 and increased $4.9 million from $82.3 million for the nine months ended September 30, 2005 to $87.2 million for the nine months ended September 30, 2006.

•	RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased over both the three and nine month comparative periods despite a 3.3% access line decrease, with lines totaling 45,677 as of September 30, 2006 compared to 47,224 as of September 30, 2005. Revenues for the comparative third quarters increased $1.7 million, or 12.3%, from $14.0 million for the quarter ended September 30, 2005 to $15.7 million for the quarter ended September 30, 2006. This increase was due primarily to an increase in access revenues of $1.2 million, or 15.7%, over the respective periods driven by an increase in carrier access minutes of 22.0% from the third quarter of 2005 to the third quarter of 2006 due primarily to growth in usage by wireless carriers, coupled with a $0.5 million lump-sum cash receipt in September 2006 from the Universal Service Administrative Company (USAC) pursuant to an FCC order related to our safety net support dispute for the period January 2003 through September 2006. Revenues for the nine month comparative periods increased $3.3 million, or 7.7%, from $42.0 million for the nine months ended September 30, 2005 to $45.3 million for the nine months ended September 30, 2006. This increase was due primarily to an increase in access revenues of $2.4 million, or 10.4%, over the respective periods driven by an increase in carrier access minutes of 20.5% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, and the $0.5 million safety net support lump sum received from the USAC in September 2006.

The access line loss noted above is reflective primarily of a reduction in Centrex lines, a loss of second lines due to migration away from dial-up internet access, wireless substitution and the loss of PRI lines serving our own and other ISP operations within the RLEC service area. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. Should this type of competition be introduced in the future, our RLEC line loss may increase and related revenues would likely be adversely impacted.

•	Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from local and long distance, voice and data, Internet access and network access and transport services increased $0.1 million, or 0.8%, from $14.0 million for the quarter ended September 30, 2005 to $14.1 million for the quarter ended September 30, 2006. These revenues grew $1.7 million, or 4.1%, over the comparative nine month periods, from $40.3 million for the nine months ended September 30, 2005 to $41.9 million for the nine months ended September 30, 2006.

Revenues from our key strategic Competitive products grew $0.8 million, or 8.7%, over the comparative quarters, offset by declines in other Competitive revenues. Local access and PRI revenues increased $0.1 million, or 1.6%, due to an increase in PRI and local access lines of 3.8%, from 44,528 lines as of September 30, 2005 to 46,224 lines as of September 30, 2006, partially offset by a $0.65, or 2.4%, decrease in ARPU due to increased sales of business advantage bundle packages and longer term contracts. Revenue from Broadband and integrated access services increased $0.5 million, or 20.2%, from the third quarter of 2005 to the third quarter of 2006 due primarily to customer growth of 22.9% with the Broadband products. Revenue from private line, CAP and transport increased $0.3 million, or 8.6%, over the comparative quarters from new circuit additions with carriers. Offsetting this were declines in long distance, internet and switched access and reciprocal compensation revenues. Long distance customers grew 14.4% over the comparable periods, from 38,699 as of September 30, 2005 to 44,263 as of September 30, 2006, but long distance revenue declined $0.1 million, or 7.5%, over the comparative quarters resulting in a decrease in ARPU of $2.10, or 21.8%. The decrease in ARPU was primarily related to a shift in mix to a higher percentage of bundled services where the long distance is more aggressively priced as flat rate plans as compared to higher per minute pricing for long distance sold separately. Dial-up revenue declined $0.4 million from continued customer erosion, with 6,196 fewer customers, or 17.6%, from 35,109 at September 30, 2005 to 28,913 at September 30, 2006. In addition, switched access and reciprocal compensation revenues declined $0.3 million due to rate and volume reductions.

The revenue growth over the comparative nine month periods is also attributable to growth in our key strategic and competitive products, totaling $3.0 million, or 11.0%, offset by a net decline in other Competitive revenues. Local access and PRI revenues increased $0.2 million, or 2.1%, due to an increase in PRI and local access lines of 3.8%, offset by a $0.60, or 2.2%, decrease in ARPU over the comparative nine month periods due to increased sales of business advantage bundle packages and longer term contracts. Revenue from Broadband and integrated access services increased $1.3 million, or 20.1%, from the first nine months of 2005 to the first nine months of 2006 due primarily to customer growth of 22.9%. Revenue from private line, CAP and transport increased $1.5 million, or 14.5%, over the comparative periods from new circuit additions with carriers. Long distance customers grew 14.4% over the comparative periods, contributing to a $0.2 million, or 7.3%, increase over the comparative periods, offset by a decrease in ARPU of $0.93, or 10.5%, due to a shift in mix to a higher percentage of bundled services over the comparative periods. Dial-up revenue declined $1.4 million from continued customer erosion, with a customer decline of 17.6% over the comparative periods.

OTHER COMMUNICATIONS SERVICES REVENUES— Other communications services revenue decreased slightly, but remained at $0.2 million for the quarters ended September 30, 2005 and September 30, 2006. Revenue declined $0.1 million over the nine month comparative periods, from $0.7 million for the nine months ended September 30, 2005 to $0.6 million for the nine months ended September 30, 2006, due to continued decline in our paging business.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the three month periods ended September 30, 2006 and September 30, 2005 and the nine month periods ended September 30, 2006 and September 30, 2005, inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the period January 1, 2005 through May 1, 2005:

	Three months ended September 30,
Operating Expenses	2006	2005	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$53,831	$48,379	$5,452	11.3%

Wireline
RLEC	3,663	3,622	41	1.1%
Competitive wireline	9,461	8,762	699	8.0%

Total wireline	13,124	12,384	740	6.0%

Other	1,264	1,532	(268)	(17.5)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, non-cash compensation and capital restructuring charges	68,219	62,295	5,924	9.5%

Depreciation and amortization	21,769	22,436	(667)	(3.0)%
Accretion of asset retirement obligations	237	218	19	8.7%
Non-cash compensation	925	1,519	(594)	(39.1)%
Capital restructuring charges	—	59	(59)	(100)%

Total operating expenses	$91,150	$86,527	$4,623	5.3%

	Nine Months Ended September 30,
Operating Expenses	2006	2005	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$155,329	$139,623	$15,706	11.2%

Wireline
RLEC	10,621	10,474	147	1.4%
Competitive wireline	28,045	26,015	2,030	7.8%

Total wireline	38,666	36,489	2,177	6.0%

Other	4,085	3,795	290	7.6%

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges	198,080	179,907	18,173	10.1%

Depreciation and amortization	63,761	60,948	2,813	4.6%
Gain on sale of assets	—	(8,742)	8,742	100%
Accretion of asset retirement obligations	664	568	96	16.9%
Termination of advisory agreements	12,941	—	12,941	100%
Non-cash compensation	12,305	1,519	10,786	N/M
Capital restructuring charges	—	15,582	(15,582)	(100)%

Total operating expenses	$287,751	$249,782	$37,969	15.2%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES— As noted above, total operating expenses increased $4.6 million, or 5.3%, over the comparative quarters and $38.0 million, or 15.2%, over the comparative nine month periods. Operating expenses before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $5.9 million, or 9.5%, from the third quarter of 2005 to the third quarter of 2006 and increased $18.2 million, or 10.1%, over the comparative nine month periods.

Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation charges and capital restructuring charges grew $5.5 million, or 11.3%, over the comparative quarters. The increase over the nine month comparative periods was $15.7 million, or 11.2%. Increased cost of sales, particularly roaming costs, handsets, handset insurance and features, accounted for $3.2 million of the three month increase and $7.6 million of the nine month increase. Excluding cost of sales, the remaining increase of $2.3 million, or 6.7%, over the comparative quarters and $8.1 million, or 8.4%, over the comparative nine month periods was primarily due to increased retention costs of the larger subscriber base, an increase in agent commissions due to increased sales and an increase in cell site expense related to changes in the valuation of long-term leases resulting from our 2005 application of purchase accounting and an increase in the number of cell sites. These increases were offset by improvement in bad debt expense of $0.8 million, or 32.4%, over the comparative quarters ($1.6 million, or 26.0%, over the nine month comparative periods) due to improved collections experience.

Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation charges and capital restructuring charges increased $0.7 million, or 6.0%, over the comparative quarters and $2.2 million, or 6.0%, over the comparative nine month periods. The increases over both comparative periods were largely related to increased repairs and maintenance and access expense.

Other operating expenses, before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges from the other communication service businesses decreased $0.3 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006 due primarily to a decrease of $0.5 million in advisory fees. These costs were eliminated during the first quarter of 2006 as a result of the termination of our advisory agreement with the Advisors in February 2006. Absent the decrease in advisory fees, these operating expenses increased $0.2 million over the comparative quarters. This increase is primarily due to increased corporate costs associated with the Company becoming a publicly traded company in 2006.

Other operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges from the other communication service businesses increased $0.3 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The elimination of advisory fees during the first quarter of 2006 described above resulted in $0.3 million favorability in advisory fees over the nine month comparative periods. Absent this favorability, the increase in these operating expenses was $0.6 million primarily due to the increased corporate costs associated with the Company becoming a publicly traded company in 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $3.2 million, or 21.9%, from $14.6 million for the quarter ended September 30, 2005 to $17.7 million for the quarter ended September 30, 2006. The increase over the nine month comparative periods was $7.6 million, or 17.7%, from $42.9 million for the nine months ended September 30, 2005 to $50.5 million for the nine months ended September 30, 2006. Equipment cost of sales, or COS, increased $0.7 million in the third quarter of 2006 compared to the third quarter of 2005 and $1.8 million over the comparative nine month periods primarily due to 5,800 more wireless gross customer additions over the comparative quarters (4,200 over the comparative nine month periods) and sales of feature-rich, more expensive handsets. Roaming costs related to increased sales for national plans and other plans which contain more package roaming minutes increased $1.8 million over the three month comparative periods and $3.5 million over the comparative nine month periods. The Company expects continued growth in roaming costs from sales of national plans which commenced in late September 2005. Other feature cost of sales increased $0.8 million in the third quarter of 2006 compared to the third quarter of 2005, driven primarily by a $0.6 million increase in the cost of handset insurance and a $0.2 million increase in the cost of advanced data features and the related take rates. For the nine month comparative periods, other feature cost of sales increased $2.9 million, driven by a $2.1 million increase in the cost of handset insurance and a $0.5 million increase in the cost of advanced features and the related take rates. These increases were primarily offset by a $0.3 million decrease in toll cost of sales in the third quarter of 2006 compared to the third quarter of 2005 (a decrease of $0.7 million over the comparative nine month periods) due to long distance rate reductions partially offset by higher usage.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $2.3 million, or 13.0%, from $17.4 million to $19.7 million for the quarters ended September 30, 2005 and 2006, respectively. The increase over the nine month comparative periods was $7.6 million, or 15.2%, from $50.1 million to $57.8 million for the nine months ended September 30, 2005 and 2006, respectively. In both the three and nine month comparative periods, cell site costs for wireless increased as a result of the larger subscriber base and a 9.5% increase in cell sites placed in service between

September 30, 2005 and September 30, 2006. This increase was $0.9 million over the comparative quarters and $3.5 million over the comparative nine month periods. In connection with 2006 planned network expansion and enhancements, we are planning an additional 3% to 4% increase in the number of cell sites by the end of the year. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. The increase in maintenance and support is also attributable to transport and access expense which increased $0.5 million over the comparative quarters and $1.1 million over the comparative nine month periods due to the wireless PCS growth and growth of the strategic wireline Competitive services and CLEC access line charge increases. In addition to these increases, we recorded $1.0 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of operations and engineering management during the first nine months of 2006 ($0.1 million during the third quarter of 2006).

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $0.7 million, or 3.0%, from $22.4 million for the quarter ended September 30, 2005 to $21.8 million for the quarter ended September 30, 2006. Depreciation expense related to fixed asset additions was more than offset by assets that became fully depreciated during a period subsequent to September 30, 2005 and by accelerated depreciation related to the 3G-1XRTT network upgrade which commenced in 2005 and was completed during the second quarter of 2006.

Depreciation and amortization expenses increased $2.8 million, or 4.6%, from $60.9 million for the nine months ended September 30, 2005 to $63.8 million for the nine months ended September 30, 2006. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets decreased $12.2 million and other intangibles increased $46.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million for the periods after May 1, 2005 as compared to amortization of other intangibles for the period ended May 1, 2005 and before, and it accounts for $3.1 million of the total increase in depreciation and amortization expense for the comparative nine month periods. As noted above, additional depreciation expense related to fixed asset additions was more than offset by assets that became fully depreciated during a period subsequent to September 30, 2005 and by accelerated depreciation related to the 3G-1XRTT network upgrade.

GAIN ON SALE OF ASSETS—For the nine months ended September 30, 2005, we recognized a gain of approximately $8.7 million on the sale of certain inactive PCS licenses covering populations in Pennsylvania.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge was $0.2 million for the quarters ended September 30, 2005 and September 30, 2006. Accretion expense increased $0.1 million over the nine month comparative periods, from $0.6 million for the nine months ended September 30, 2005 to $0.7 million for the nine months ended September 30, 2006.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $2.4 million, or 10.6%, from $22.6 million for the third quarter of 2005 to $25.0 million for the third quarter of 2006. This increase is primarily related to the direct costs associated with an increased wireless PCS customer base and the rapidly changing competitive environment in wireless during the comparative periods, including a $1.3 million increase in customer retention costs and a $1.7 million increase in employee and agent sales commissions and other selling expenses due to volume and incentives. These increases were primarily offset by an improvement in bad debt expense of $0.7 million over the comparative quarters.

The increase in customer operations expense was $7.7 million, or 11.6%, for the nine month comparative periods, from $66.2 million for the nine months ended September 30, 2005 to $73.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we recorded $1.3 million of non-cash compensation charges related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management. The remainder of the increase is primarily related to the direct costs associated with an increased wireless PCS customer base and the rapidly changing competitive environment in wireless during the comparative periods, including a $4.2 million increase in customer retention costs and a $1.9 million increase in employee and agent sales commissions and other selling expenses. Compensation and other customer operation expenses increased $3.0 million, or 7.5%, over the comparative periods related primarily to the 9.0% growth in wireless subscribers. These increases were offset by an improvement in bad debt expense of $1.4 million over the comparative periods.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses decreased $2.5 million, or 27.4%, from $9.2 million to $6.7 million for the quarters ended September 30, 2005 and 2006, respectively. The decrease is primarily attributable to a decrease in certain operating tax reserves of $0.2 million and a $0.9 million decrease in compensation expenses due to lower bonus and medical claims expenses partially offset by increases in corporate staffing and consulting fees related to SOX internal control compliance and testing initiatives. Additionally, a $1.5 million charge for non-cash compensation was recorded during the third quarter of 2005 related to the original Class A common stock and option instruments held by certain members of corporate management. This charge was $0.7 million during the third quarter of 2006.

For the nine month comparative periods, corporate operations expenses increased $6.0 million, or 27.3%, from $22.1 million for the nine months ended September 30, 2005 to $28.2 million for the nine months ended September 30, 2006. This increase primarily relates to an increase of $8.5 million of non-cash compensation charges and a $0.5 million increase in director and officer and errors and omissions insurance expenses, offset by a decrease in advisory fee charges of $0.3 million, a decrease in certain operating tax reserves of $0.6 million and a $2.0 million decrease in compensation expenses due to lower bonus and medical claims expenses partially offset by increases in corporate staffing and consulting fees related to SOX internal control compliance and testing initiatives.

CAPITAL RESTRUCTURING CHARGES— Capital restructuring charges of $15.6 million were recorded in the first nine months of 2005 ($0.1 million in the third quarter of 2005) for legal, financial and consulting costs, accelerated payment of certain retirement obligations and retention related costs, all of which are directly attributable to the refinancing merger transactions, the initial closing of which occurred on February 24, 2005 with NTELOS Inc. borrowing $625 million from the new $660 million senior secured credit facilities and using these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million, or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger.

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

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative quarters decreased $0.2 million, or 1.9%, from $11.2 million to $11.0 million due primarily to decreased interest rates associated with the debt refinancing in June 2006. The rate improvement realized from this refinancing is approximately 0.94%, or a $6.2 million annual savings at the current level of senior debt. Interest expense on debt instruments for the comparative nine month periods increased $19.4 million, or 66.0%, from $29.4 million to $48.9 million. In the second quarter of 2006, we incurred $5.1 million and $1.3 million of interest charges related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid and a $2.3 million prepayment penalty recorded as an interest charge related to the second lien term loan repayment. We also incurred interest on the high yield Floating Rate Notes, which were originally issued during the fourth quarter of 2005, of $5.3 million in 2006 prior to the repayment. The most significant additional factor related to the increase in interest expense between the comparable periods was the low interest during the 2005 period prior to the first merger and refinancing transaction in February 2005 when the Company added $445 million of debt. Interest expense during this period in 2005 was approximately $6.4 million lower than it would have been if the transactions had occurred on January 1, 2005.

The change in fair value of interest rate swap instrument was a loss of $2.8 million for the quarter ended September 30, 2006 compared with a gain of $4.0 million for the quarter ended September 30, 2005. The change in fair value of interest rate swap instrument was a gain of $0.1 million for the nine months ended September 30, 2006 compared with a gain of $2.8 million for the nine months ended September 30, 2005. Our swap agreement, entered into in connection with the February 24, 2005 financing transactions, was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the market value of the swap agreement are recorded as a charge or credit to interest expense – change in fair value of interest rate swap instrument. For the period January 1, 2005 through February 24, 2005, we had a swap agreement with a notional amount of $162.5 million, $150 million less than our current swap agreement.

Other income primarily relates to interest income from cash and cash equivalents and gain (loss) on sale of assets. Other income totaled $0.5 million for the quarter ended September 30, 2006 and $4.3 million for the nine months ended September 30, 2006, $0.3 million higher than the prior year comparable quarter and $3.6 million higher than the prior year comparable nine month period due to an increase in cash, due primarily to cash proceeds from the IPO. We also realized interest rate improvements between the comparable periods. Additionally, we recorded gains on sale of assets totaling $1.7 million for the nine months ended September 30, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006 (see Note 6 to the condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this quarterly report on Form 10-Q). This has been classified in other income below operating income due to the fact that the RTB stock was of a non-operational nature.

INCOME TAXES

Income taxes for the three and nine month periods ended September 30, 2006 were $3.1 million and $7.3 million, respectively, representing primarily the effects of non-deductible, non-cash stock based compensation, and interest cost in excess of Internal Revenue Code defined yields. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges are projected to be $2.4 million in 2006 and $2.8 million in 2007. Income taxes for the three and nine months ended September 30, 2005 were $3.4 million and $12.3 million, respectively, driven by non-deductible, non-cash stock based compensation.

We had approximately $222.5 million of available net operating losses, or NOLs, at September 30, 2006, substantially all of which will be subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Due to the limited carryforward life of NOLs and the amount of the annual limitation, it is likely that approximately $43 million of the $153 million of our NOLs existing prior to NTELOS Inc.’s emergence from bankruptcy will be available to be utilized. The remaining NOLs generated after such emergence will likely be available to be utilized.

Liquidity and Capital Resources

For the nine months ended September 30, 2005 and 2006 we funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under the former NTELOS Inc. credit facilities or the NTELOS Inc. senior secured credit facilities, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint. See “Business” contained in Part I, Item 1 in our Form 10-K filing for the year ended December 31, 2005.

As of September 30, 2006, we had $676.7 million in aggregate long term liabilities, consisting of $621.0 million in outstanding long-term debt ($628.0 million including the short-term element) and approximately $55.7 million in other long-term liabilities.

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

On June 1, 2006, NTELOS Inc. refinanced the Second Lien Term Loan by entering into the first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement”), consisting of $395 million of the prior First Lien Term Loan and $235 million of new borrowings. The new borrowings were used to repay the Second Lien Term Loan of $225 million and to pay other costs associated with the borrowing, including a $2.3 million prepayment penalty on the Second Lien Term Loan. In connection with this refinancing, NTELOS Inc. also paid the Company a dividend of $16.0 million on June 6, 2006. The Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which is outstanding as of September 30, 2006. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of September 30, 2006 is 6.9%. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $1.6 million in the fourth quarter of 2006, $6.4 million per year from 2007 through 2009, $155.1 million in 2010 and $451.1 million thereafter.

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of September 30, 2006, we are in compliance with all of our debt covenants, and our ratios at September 30, 2006 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

In addition to the long-term debt discussed above, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At September 30, 2006, the net present value of these future minimum lease payments was $1.2 million.

During the nine months ended September 30, 2006, net cash provided by operating activities was approximately $61.1 million. We generated $80.8 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $94.2 million of depreciation, amortization and other non-cash charges (net), including $12.3 million in Class A common stock and stock options non-cash compensation charges. Additionally, we paid a $2.3 million prepayment penalty associated with the debt refinancing in June 2006 which was recorded as interest expense. Total net changes in operating assets and liabilities used $19.7 million. The principal changes in operating assets and liabilities from December 31, 2005 to September 30, 2006 were as follows: accounts receivable increased by $0.8 million, or 2.1%, due to increased revenues offset by improved accounts receivable aging; inventories and supplies increased $0.3 million in preparation for the fourth quarter sales volume increase; other current assets increased $0.5 million; accounts payable decreased by $7.5 million related to operating activities due primarily to high capital asset additions in the period ended December 31, 2005 which were paid for in January 2006; and other current liabilities decreased $3.5 million due primarily to a $4.1 million reduction in accrued incentive compensation as the payment of the 2005 incentive compensation occurred in March 2006, $0.3 million payment of deferred compensation related to early retirement, and a $0.6 million reduction in certain tax reserves from favorable settlements, offset by a $1.4 million increase in accrued taxes due primarily to the timing of property tax payments (most of which are due in December) and an increase in advanced payments. Retirement benefit payments in the first nine months of 2006 were approximately $6.8 million due primarily to the $6.3 million pension plan funding.

During the nine months ended September 30, 2005, net cash provided by operating activities was approximately $53.5 million. We generated $69.9 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $67.8 million of depreciation, amortization and other non-cash charges (net), including $1.5 million in Class A common stock and stock options non-cash compensation charges. This amount is net of $15.6 million in capital restructuring charges related to the tender offer and merger transactions. Total net changes in operating assets and liabilities used $15.4 million. The principal changes in operating assets and liabilities from December 31, 2004 to September 30, 2005 were as follows: accounts receivable increased by $6.4 million, or 21.7%, due primarily to a 15% increase in revenues for the relevant two month periods prior to September 30, 2005 and December 31, 2004 (periods for which some or all of the revenues remained in accounts receivable at the end of the applicable periods) and a slight decline in the accounts receivable aging; inventories and supplies decreased $0.9 million due to higher PCS handset shipment receipts just after December 31, 2004 as compared to September 30, 2005; other current assets increased $1.3 million due to the timing of certain prepaid expense payments which are paid annually in the third quarter and expensed over the following twelve months; accounts payable decreased by $2.2 million due primarily to higher capital expenditures made in the period ended December 31, 2004 as compared to the period ended September 30, 2005, obligations associated with lower inventory levels and the payout of our final installment to creditors in connection with NTELOS Inc.’s bankruptcy in 2003; and, other current liabilities increased $3.2 million due to increases in advance billings and customer deposits associated with continued NTELOS-branded subscriber growth and the increase in NTELOS-branded service offerings that require a deposit, increases in accrued incentive compensation related to performance above plan and other current liabilities due to higher property tax accruals (most of which are due in December). Retirement benefit payments in the first nine months of 2005 were approximately $9.1 million due primarily to accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. and increases in contributions to the pension plan as a result of an increase in the accumulated benefit obligation due to the decline in the applicable discount rate and lower than expected return on assets in the plan that did not keep pace with the growth in the pension plan obligations.

Our cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $64.3 million and include the following:

•	$66.6 million used for the purchase of property and equipment comprised of (i) approximately $45.5 million related completion of the network-wide 3G 1xRTT upgrade and continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration to support our growing subscriber base and increased wholesale usage, (ii) approximately $16.7 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter and the planned launch of a new video service offering in 2007, and (iii) approximately $4.4 million related to information technology and corporate expenditures to enhance and maintain the back office support systems; and,

•	$2.3 million used for the purchase of AWS spectrum as part of FCC Auction 66 which concluded during the third quarter of 2006, covering a total population of approximately 1.3 million people in western Virginia; offset by,

•	$4.5 million proceeds received from the liquidation of the Company’s investment in the Class C stock of RTB.

Our cash flows used in investing activities for the nine months ended September 30, 2005 were approximately $56.8 million and include the following:

•	$60.5 million for the purchase of property and equipment comprised of (i) approximately $39.5 million related to purchases of equipment and infrastructure to support our growing subscriber base and increase wholesale usage, and maintenance and expansion of our network to support such growth and subscriber base, (ii) approximately $15.1 million to support the growth of the wireline equipment and infrastructure to support the growth in Competitive wireline CLEC and broadband data customers and usage and maintenance of the plant and network infrastructure, and (iii) approximately $5.9 million related to information technology and corporate expenditures to enhance and maintain the back office support systems in order to support the continued growth and introduction of new service offerings and applications; offset by,

•	$28.6 million proceeds from the following (i) the sale of the excess PCS spectrum in Pennsylvania for $15.5 million, (ii) the sale of MMDS spectrum in Richmond, Virginia for $4.8 million, (iii) the redemption of RTFC subordinated capital certificates of $7.2 million in connection with the payoff of the senior credit facility on February 24, 2005, and (iv) $1.2 million relating to the sale of a building in Winchester, Virginia; and,

•	$25.0 million investment in restricted cash that we subsequently disbursed to fund part of the purchase of the remaining equity securities of NTELOS Inc. in connection with the merger.

We currently expect capital expenditures for 2006 to be in the range of $87 million to $90 million. We expect that our capital expenditures associated with our wireless business in 2006 will be approximately $61 million, of which approximately $28 million is expected to be used for continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration and the completion of network-wide 3G 1xRTT upgrade. The remaining $33 million in wireless capital expenditures is targeted to maintain our existing networks and provide additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance. We expect that our capital expenditures associated with our wireline business in 2006 will be in the range of $19 million to $22 million, which is targeted to provide regular maintenance and support for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter and the planned launch of a new video service offering in 2007. In addition, we expect to invest approximately $7 million in enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash provided by financing activities for the nine months ended September 30, 2006 aggregated $4.1 million, which primarily represents the following:

•	$170.5 million in proceeds from the initial public offering of common stock;

•	$235.0 million in proceeds from the issuance of long-term debt;

•	$139.3 million used to pay off the high yield Floating Rate Notes and accrued interest;

•	$227.3 million used to retire the $225 million second lien credit facility and pay a $2.3 million prepayment penalty;

•	$30.0 million used for the payment of a dividend to the Class B stockholders;

•	$0.9 million used for the payment of debt issuance costs; and,

•	$4.2 million in payments on senior secured term loans and other debt instruments.

Net cash used in financing activities for the nine months ended September 30, 2005 aggregated $14.5 million, which primarily represents the following:

•	$625.0 million in proceeds from the NTELOS Inc. senior secured credit facilities entered into in February 2005;

•	$171.3 million in payments related to the pay-off in February 2005 of the former NTELOS Inc. credit facilities that were replaced by the NTELOS Inc. senior secured credit facilities;

•	$440.0 million in payments related to our self-tender offer for common stock, warrants and options in connection with the restructuring;

•	$7.7 million in payments on the NTELOS Inc. former credit facilities in connection with certain asset sales and scheduled repayments that were subsequently refinanced in February 2005;

•	$2.0 million in scheduled repayments on the NTELOS Inc. first lien senior secured credit facility entered into in February 2005;

•	$4.7 million in payments related to interest paid on certain interest rate swap obligations that were subsequently refinanced in February 2005 in connection with the restructuring;

•	$12.8 million in payments related to debt issuance costs related to the NTELOS Inc. senior secured credit facilities entered into in February 2005; and,

•	$0.9 million in payments under other debt instruments and $0.1 million of other payments related to financing activities.

The above cash flows for the period ended September 30, 2005 are for NTELOS Inc. In addition, for the period ended September 30, 2005, we had financing proceeds of $120.0 million from the sale of common stock and $5.8 million from the issuance of convertible notes and investing disbursements of $125.7 million for the purchase of NTELOS Inc.

As of December 31, 2005 and September 30, 2006 we had approximately $28.1 million and $29.0 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $7.4 million and $19.0 million, respectively. Of the cash and cash equivalents on hand on September 30, 2006, $25.9 million was held by NTELOS Inc. and its subsidiaries which is subject to usage restrictions pursuant to the Amended Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our currently foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account possible higher capital expenditure levels during this period than we have had in 2005 and 2006 as we continue to grow our business and evaluate additional growth opportunities, including potential discretionary upgrades to our 3G networks for higher speed data communications applications such as “Evolution Data Optimized” 3G1x – EV-DO technology (or EV-DO). If our growth opportunities result in currently unforeseeable capital expenditures during this period, we may seek additional financing in the future.

As noted elsewhere in this report, the terms of the Class B common stock included a $30 million distribution preference. On June 6, 2006, we paid a $30 million dividend on the 26,493,000 shares of Class B common stock from proceeds from the IPO combined with available cash. The payment of the $30 million dividend represents the payment in full of the Class B distribution preference provided for in our Restated Certificate of Incorporation. Subsequent to this distribution, approximately 26,379,000 shares of the Class B common stock were converted into shares of common stock, increasing the shares of common stock outstanding to approximately 41,818,000 at September 30, 2006, inclusive of approximately 63,000 shares of common stock issued from the exercise of stock options during the period and approximately 1,000 shares of common stock issued through the employee stock purchase plan. The remaining 114,000 shares of Class B common stock can be converted to 114,000 shares of common stock at any time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily related to interest rates. As of September 30, 2006, $626.8 million was outstanding under the First Lien Term Loan. As of September 30, 2006, NTELOS Inc. achieved a leverage ratio of 3.7:1.0 and an interest coverage ratio of 3.4:1.0, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.2 million as of September 30, 2006.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 2.64% for the initial calculation period and 5.37% as of September 30, 2006. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults.

At September 30, 2006, we had a $4.3 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $4.3 million above its face value. At September 30, 2006, our senior bank debt of $626.8 million is $314.3 million over the swap agreement.

At September 30, 2006, our financial assets included cash and cash equivalents of $29.0 million. Our primary investment at December 31, 2005 was a $2.8 million investment in RTB stock. Redemption certificates were filed during the first quarter of 2006 which resulted in a $1.7 million gain. In April 2006, $4.5 million of proceeds were received. Other securities and investments totaled $0.2 million at September 30, 2006.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 28, 2006. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first nine months of 2006 or existing policies that were changed during the first nine months of 2006.

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

Non-cash compensation charges were $0.9 million and $12.3 million for the three and nine month periods ended September 30, 2006, respectively. Non-cash compensation for the remainder of 2006 and for the years 2007 through 2010 will be approximately $0.9 million, $3.7 million, $1.5 million, $0.3 million and $0.1 million, respectively, related to capital stock and stock options outstanding as of September 30, 2006.

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

(b) Changes in internal controls—There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NTELOS HOLDINGS CORP.

Dated: November 9, 2006	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: November 9, 2006	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary