Form 10-K
period 2006-12-31
NTELOS HOLDINGS CORP
filed 2007-03-13
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(540) 946-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006 was $231,064,661 (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons owning 10% or more of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 41,973,542 shares of the registrant’s common stock outstanding as of the close of business on March 6, 2007.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2007 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

2007 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues have experienced a 17% compound annual growth rate from 2004 to 2006 and accounted for 73% of our total revenues in 2006. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.8 million, and we have deployed a CDMA network in 20 basic trading areas which currently covers a total population of approximately 5.2 million potential subscribers. As of December 31, 2006, our wireless retail business had approximately 367,000 NTELOS-branded subscribers, representing a 7.1% penetration of our total covered population.

We made significant investments in our network in 2005 and 2006, adding 147 new wireless cell sites, including 38 new wireless cell sites placed in service in the fourth quarter of 2006, and increasing our total cell sites to 984 at the end of 2006. These investments and other initiatives, including the introduction of national rate plans and enhanced data service offerings, contributed to a 9% increase in subscribers, a $1.08 increase in ARPU, and an 8% reduction in churn during 2006. We also have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 11, 2011. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS network service provider for all Sprint Nextel wireless customers in our western Virginia and West Virginia service area. For the year ended December 31, 2006, we realized wholesale revenues of $77.7 million, primarily related to the Strategic Network Alliance, representing an increase of 24% over the same period in 2005.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of December 31, 2006, we operated 45,281 RLEC telephone access lines. We also own a 1,900-mile regional fiber optic network which directly connects our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of December 31, 2006, we served customers with 46,781 CLEC access line connections. We also offer DSL services in 94% of our RLEC service area and as of December 31, 2006 we operated 17,177 broadband access connections in our markets, representing an increase of 22.3% in 2006. In 2006 and 2005, our wireline operating income margins were 33.2% and 32.8%, respectively.

We were formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P., or CVC, and certain of its affiliates, collectively referred to herein as the CVC Entities, and Quadrangle Capital Partners LP, or Quadrangle, and certain of its affiliates, collectively referred to herein as the Quadrangle Entities, for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into a transaction agreement with NTELOS Inc. and certain of its shareholders to acquire NTELOS Inc. In accordance with this agreement, we acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. Following the merger transaction on May 2, 2005, NTELOS Inc. became our wholly-owned subsidiary.

Our principal executive offices are located at 401 Spring Lane, Suite 300, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-3500. Our internet address is www.ntelos.com. We conduct all of our business through our wholly-owned subsidiary NTELOS Inc. and its subsidiaries.

Wireless Business

Overview

Our wireless business operates a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Kentucky, Ohio and North Carolina with a total covered population, or POPs, of 5.2 million people. We began acquiring PCS spectrum in western Virginia and West Virginia in June 1995 and began operations in Virginia in late 1997 and in West Virginia in late 1998. We entered eastern Virginia in July 2000 with the acquisition of the eastern Virginia assets of PrimeCo Personal Communications, L.P., or PrimeCo, following the Bell Atlantic/GTE merger. As of December 31, 2006, we served approximately 367,000 NTELOS-branded retail subscribers.

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

Spectrum Holdings

PCS

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. At December 31, 2006, we operated our CDMA network in 20 basic trading areas with licensed POPs of 7.3 million with an average spectrum depth of 23 MHz. We also hold licenses in nine additional basic trading areas which are currently classified as excess spectrum. The following table shows a breakdown of our 1900 MHz PCS spectrum position.

NTELOS’ Spectrum Position (POPs in thousands)

as of December 31, 2006

Basic Trading Area
Number	Name	PCS Spectrum Block	Licensed POPs(1)		Covered POPs(1)	MHz
Virginia East
156	Fredericksburg, VA	E	206.2		88.9	10
324	Norfolk, VA	B	1,931.3		1,698.3	20
374	Richmond, VA	B	1,342.6		1,005.6	20
374	Richmond, VA—Partitioned Counties	B	51.2	(4)	—	30

	Subtotal		3,480.1		2,792.8	19	(2)

Virginia West
75	Charlottesville, VA	C	249.0		163.2	20
104	Danville, VA	B	168.9		96.0	30
179	Hagerstown, MD	E/F	406.0		183.6	20
183	Harrisonburg, VA	D/E	158.8		106.8	20
266	Lynchburg, VA	B	164.1		134.5	30
284	Martinsville, VA	B	91.0		64.4	30
376	Roanoke, VA	B	676.7		520.3	30
430	Staunton, VA	B	117.5		104.4	30
479	Winchester, VA	C	184.1		154.0	20

	Subtotal		2,216.1		1,527.2	25	(2)

West Virginia
35	Beckley, WV	B	167.1		61.4	30
48	Bluefield, WV	B	162.6		50.4	30
73	Charleston, WV(3)	A/B	484.6		259.7	30
82	Clarksburg, VA	C/E	192.0		87.8	20
137	Fairmont, WV	C/F	56.9		40.9	40
197	Huntington, WV	B	369.2		226.3	30
306	Morgantown, WV	C/F	116.8		69.3	25
359	Portsmouth, OH	B	90.2		40.2	30

	Subtotal		1,639.4		836.0	29	(2)

	Total Operating Spectrum		7,335.6		5,156.0	23

Excess
471	Wheeling, WV	C	205.9		N/A	30
474	Williamson, WV—Pikeville, KY	B	174.5		N/A	30
23	Athens, OH	A	136.0		N/A	15
80	Chillicothe, OH	A	103.7		N/A	15
100	Cumberland, MD	C/D	164.8		N/A	40
259	Logan, WV	B	36.5		N/A	30
342	Parkersburg, WV—Marietta, OH	C	180.3		N/A	30
487	Zanesville—Cambridge, OH	A	192.7		N/A	15
12	Altoona, PA	C	223.2		N/A	15

	Subtotal		1,417.6			24	(2)

	Total		8,753.2		5,156.0	23

(1)	Source: Map Info: Custom Data, Population Current Year and Five Year By Block Group: Entire U.S., SO #206956 © 2006
(2)	Weighted average MHz based on licensed POPs.
(3)	“A” block excludes Kanawha, Putnam and Fayette counties.
(4)	Partitioned POPs not included in subtotal.

AWS

During September 2006, we purchased seven Advanced Wireless Services (AWS) licenses. The AWS spectrum is potentially operable in seven cellular market areas with licensed POPs of 1.3 million, all of which are within our existing PCS licensed markets. The following table shows a breakdown of our AWS spectrum position at December 31, 2006.

Cellular Market Area
Number	Name	AWS Spectrum Block	Licensed POPs (in thousands)(1)	MHz
157	Roanoke, VA	A	241.0	20
203	Lynchburg, VA	A	161.9	20
683	Giles, VA	A	213.8	20
684	Bedford, VA	A	187.3	20
256	Charlottesville, VA	A	159.6	20
685	Bath, VA	A	62.6	20
686	Highland, VA	A	234.2	20

	Total		1,260.4	20

(1)	Source: FCC Auction No. 66 License Data.

Other Spectrum

In addition to PCS and AWS spectrum, we hold wireless communications service, or WCS, licenses in Columbus, OH, Broadband Radio Service (BRS), licenses in western Virginia (BRS was formerly known as multichannel multipoint distribution service) and local multipoint distribution service, or LMDS, licenses in portions of Virginia, Kentucky, West Virginia and Maryland.

Wireless Operations

Wireless Retail Business

Overview. We offer wireless voice and data products and services to retail customers throughout our service area under the NTELOS brand name. Many of our service plans target the local value segment, focusing on customers who will use their wireless phone primarily in their home market. We offer these customers value by providing unlimited and large numbers of minutes and premier customer service across our network. In 2005, we began to offer national calling plans for those customers who will use their phone outside of their home market. Our relationships with Sprint Nextel and other carriers allow us to provide these national plans at competitive prices. We offer customers a variety of Postpay and Prepay plans. Postpay represents the bulk of our retail subscribers and the primary focus of our marketing efforts. In 2006, Postpay represented 50% of gross additions and, as of December 31, 2006, 73% of total subscribers. Due to the higher churn in Prepay segments, we will continue to emphasize marketing to Postpay customers.

Service Offerings. The chart below briefly describes the plans and provides a breakdown of subscribers as of December 31, 2006:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	268,351	73%	• Family of Plans • Long Distance, Roaming, Features • 1- or 2-Year Service Agreement • Allows Shared Lines

Prepay	98,846	27%

•     Postpay-Like Plans with Unlimited or Buckets of Minutes with 1-or 2-year Service Agreement required

•     Competitive Cost of Entry

•     Long Distance, Roaming, Features available

•     Traditional “Pay-As-You-Go” Prepay with No Service Agreement

•	Postpay.

•

Traditional Postpay plans are our most popular service offerings and account for approximately 73% of the base of our wireless customers. The current family of Postpay service offerings include UNLIMITED Regional minute plans which offer customers unlimited day, night, and weekend calling from anywhere on our digital network. This popular family of rate plans may include nationwide long distance and nationwide roaming minutes, and certain plans may be shared for an additional fee.

•

Another Postpay service offering is NTELOS NATION, which was introduced in 2005. These plans feature no roaming charges via buckets of daytime and night and weekend minutes that can be used anywhere in the country. All NATION plans include nationwide long distance, no roaming, lower overage charges, and may be shared to address family plan scenarios.

•

All Postpay plans are available with one- or two-year service agreements and most can accommodate up to four shared lines for an additional monthly service fee. Plans may include nationwide long distance calling, roaming, and a variety of added-value features like incoming text messaging, Caller ID, and integrated voicemail. Additionally, users can take advantage of all data service offerings such as text and picture messaging, and downloading of games, ring tones, and other mobile applications.

•	Prepay—Pay in advance type plans include the following separate categories of plans:

a)	Pay in Advance. Pay in Advance represents 26% of the base and is a hybrid alternative positioned to look like Postpay but operate like Prepay. Pay in Advance targets credit-challenged and no-credit customers, including teens and students. A one- or two-year service agreement is required, and customers pay their monthly charges in advance by credit card, bank draft, or cash, thus eliminating credit checks and bad debt exposure. Pay in Advance customers can prepay to have access to certain data features.

b)	Prepay (“nStant Minutes”). A traditional pay-as-you-go Prepay service which currently comprises only 1% of the customer base. nStant Minutes provides an affordable, convenient PCS service with no monthly fees, no annual contract and no credit check. Minutes are replenished as needed by cash, credit card or prepaid cards.

Sales, Marketing and Customer Care. We target customers by advertising the “best value” available in a wireless provider. We target persons between the ages of 21 and 54 who use their phone primarily in their home market. Our belief is that many customers use their phone primarily in and around their home area, however, our NTELOS NATION plans allow us to address consumer needs for nationwide travel. We do not target heavy roamers such as business executives or national corporations, and our national plans take advantage of our access to the national Sprint Nextel wireless network under the Strategic Network Alliance.

We promote our Postpay products almost exclusively in our marketing communications. Prepay plans target only certain segments where a majority of the population would not want or qualify for Postpay service.

Advertising is focused on driving traffic to the company’s retail locations and inside sales representatives. Company-owned distribution is a key component of our wireless growth strategy, with strong supporting distribution from indirect agent locations which extend our wireless retail points of presence. The focus on company-owned distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2006, 75% of gross additions were acquired through direct channels and, at December 31, 2006, we had 70 retail point-of-sale locations. Our direct distribution is supplemented by 88 regional agents with a total of 140 locations.

Our wireless customer care call centers are located in Waynesboro and Daleville, Virginia. We operate a single virtual call center, supporting a reduction in headcount and uniform customer service across our region. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to up-sell additional products and features. Also, we utilize a retention team to focus on either renewing or maintaining our customers.

Wireless Wholesale Business

Overview. We provide digital PCS services on a wholesale basis to other PCS providers, most notably Sprint Nextel. Our wireless wholesale business began in 1999 when we signed a 10-year agreement with Horizon PCS to carry Horizon PCS’s traffic in our territories in western Virginia and West Virginia. On August 15, 2003, Horizon PCS filed for Chapter 11 bankruptcy protection. As a part of Horizon PCS’s restructuring, in June 2004 Sprint bought out Horizon PCS’s interest in the approximately 95,000 Sprint-branded subscribers in Horizon PCS’s territories which are serviced by our network. We subsequently entered into the Strategic Network Alliance with Sprint Nextel. The Strategic Network Alliance expires on July 31, 201l, but the agreement includes automatic five-year extensions unless the agreement’s notice provisions are exercised.

Our Strategic Network Alliance with Sprint Nextel. In 2004, we entered into a seven-year exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum L.P. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS network service provider through July 2011 to all Sprint Nextel wireless customers in our western Virginia and West Virginia service area, including the following markets: Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. Our CDMA network encompasses approximately 3.0 million POPs in these markets. The agreement prohibits Sprint Spectrum L.P. from directly or indirectly commencing construction of, contracting for or launching its own PCS or wireless communications network in these regions 180 days prior to the termination of the agreement. Sprint Nextel may construct its own cell sites or take such other action to provide geographic coverage in a portion of a market served by us where our network does not offer coverage, and Sprint Nextel requests that we provide coverage and we decline.

Under the Strategic Network Alliance, Sprint Nextel is required to pay us a per minute or per megabit rate for the voice and data services, respectively, that we provide to Sprint Nextel branded subscribers and the subscribers of mobile network operator partners of Sprint Nextel, such as Virgin Mobile and Qwest, who live in or travel through the Strategic Network Alliance service area. The agreement specifies a series of usage rates for various types of services. Sprint Nextel pays a Travel rate to NTELOS for each voice minute of use by Sprint Nextel subscribers or Mobile Virtual Network Operators (“MVNO”) partners of Sprint Nextel who use the NTELOS network for voice service while traveling in the Strategic Network Alliance service areas. Sprint Nextel also pays a Home rate to NTELOS for each voice minute of use by a Sprint Nextel subscriber who is a local subscriber in the Strategic Network Alliance service area. Sprint Nextel also pays a Data rate for each megabit of data service consumed by either a Sprint Nextel Home subscriber or a Sprint Nextel Travel subscriber within the Strategic Network Alliance service area. The agreement provides us with a price protection for determining the Home rate and Travel rate and Sprint Nextel’s national retail 1x data revenue yield for determining the Data rate. This price protection period is one year on the Travel rate per MOU, three years on the voice rate per MOU for Home subscribers, and two years for the per megabit Data rate. After the initial pricing term, our price structure with Sprint Nextel will fluctuate under a formula tied to Sprint Nextel’s national wireless retail customer revenue yield and national retail 1x data revenue yield, neither of which can result in a price lower than the Company’s allocated cost of providing these services. The Strategic Network Alliance also permits our NTELOS- branded customers to access Sprint Nextel’s national wireless network at reciprocal rates as the Sprint Nextel Travel rates.

The agreement provides that the PCS service we provide to Sprint Nextel customers will be of a quality and clarity no worse than what we provide to our customers. We are not required under the Strategic Network Alliance to make any future investment in high speed data transfer technology or any other significant network upgrade requested by Sprint Nextel to support its customers unless Sprint Nextel and we agree in advance of such investment to the compensation to be provided to us for making such investment. However, the agreement does provide that we must augment or expand our facilities, including implementing commercially reasonable network upgrades, at our expense to provide the products and services supported by us as of the execution date of the agreement and to maintain compliance with performance specifications set forth in the agreement. Sprint Nextel must reimburse us for a proportional amount of the expenses we incur to comply with all future network obligations mandated by governmental authorities or new industry standards, such as mobile equipment identifiers, or MEIDs.

Wireless Network

Network Technology. We have deployed 3G 1xRTT CDMA digital PCS technology in each of our geographic regions.

Switching Centers. We employ four Mobile Switching Centers, or MSCs: two in the Virginia East region, one in the Virginia West region and one in West Virginia. The following table shows our switching center equipment:

Switching Center Equipment

Region	Location	Equipment
Virginia East	Richmond, VA	• Lucent 5ESS and ECP Switch Complex
• Alcatel 3-1-0 1630 DACS & Tellabs NGX 5500 WB DACS
• Glenayre HDMU voicemail platform
• VeriSign prepay platform
• Company-owned facility

	Norfolk, VA	• Lucent 5ESS and ECP Switch Complex
• Alcatel 3-1-0 1630 DACS & Tellabs NGX 5500 w/ 7120 Tributaries
• Glenayre HDMU voicemail platform
• VeriSign prepay platform
• Company-owned facility

Region	Location	Equipment
VirginiaWest	Waynesboro, VA	• Nortel MTX Switch
• Motorola Cell Site Base Station Controllers (four)
• Tellabs 3-1-0 532L DACS & NGX 5500 WB DACS
• Glenayre 4240 voicemail platform and Glenayre HDMU Platform
• VeriSign prepay platform
• Company-owned facility

West Virginia	Charleston, WV	• Nortel MTX Switch
• Motorola Cell Site Base Station Controllers (three)
• Tellabs 3-1-0 532L DACS
• Glenayre 4240 voicemail platform and Glenayre HDMU Platform
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

Cell Sites. As of December 31, 2006, there were 984 cell sites in operation, of which 63 were repeaters. We own 93 of these cell sites and lease the remaining 891, or 91%. Of the leased cell sites, 411, or 46%, are installed on facilities owned by Crown Communications and American Tower. We entered into master lease agreements with Crown Communications in 2000 and 2001, respectively. These master lease agreements had initial 5-year lease terms and were renewed for second 5-year lease terms in 2005 and 2006, respectively. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. These master agreements with Crown Communications and American Tower contain additional options to renew. 100% of our cell sites are 3G 1xRTT data capable.

Network Performance. We currently process 60.9 million calls per week and demonstrate strong network operational performance metrics. For the year ended December 31, 2006, network performance has averaged less than 1.0% daily dropped calls and less than 0.2% blocked calls during the busy hour. Cell site availability as of December 31, 2006, exceeds 99.8%. We currently exceed Sprint Nextel’s network performance standards, as established in the agreement, in the regions underlying the Strategic Network Alliance.

Wireline Business

Overview

Founded in 1897 as the Clifton Forge-Waynesboro Telephone Company, our wireline business and its predecessor organizations have a long history of providing exceptional telephone service in the rural Virginia areas of Waynesboro, Covington, Clifton Forge and, with the acquisition of R&B Communications in 2001, Botetourt County. We divide our wireline business into two operations: RLEC and Competitive Wireline (CLEC/Network and internet). As an RLEC, we own and operate two local telephone companies and serve three rural

Virginia regions. As a CLEC, we provide service to 16 areas in Virginia, West Virginia and Tennessee. Additionally, we offer both dial-up internet and high-speed broadband services in Virginia, West Virginia and Tennessee. As of December 31, 2006, we had approximately 137,000 access lines and data connections.

Our wireline business is supported by an extensive 1,900-mile fiber optic network. The network gives us the ability to originate, transport and terminate much of our customers’ communications traffic in many of our service areas. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

Wireline Operations

RLEC. We provide RLEC services to business and residential customers in three rural Virginia areas. We have owned and operated a 109-year-old telephone company in western Virginia since its inception in 1897. Additionally, we acquired a 106-year-old telephone company in southwestern Virginia through our acquisition of R&B Communications in 2001.

Competitive Wireline. The Competitive Segment includes the results of our CLEC, internet and wholesale carriers’ carrier network businesses. The CLEC business was launched in 1998 and currently serves 16 areas in Virginia, West Virginia and Tennessee. We market almost exclusively to business customers with residential service limited to bundled service offerings with DSL. As of December 31, 2006, we had 46,781 CLEC lines in service, virtually all of which were business lines.

The CLEC operations are based on an “edge-out” strategy that seeks to take advantage of our fiber network and RLEC back-office systems in order to deliver a high incremental return on investment to our core wireline business. Technicians, vehicles, operations and support systems, network planning and engineering, billing and core network assets are shared between the wireline segments.

In addition to utilizing a successful “edge-out” strategy, our CLEC business has also benefited from a commitment to an “on-net” access strategy for a true facilities-based approach. We have been careful in our decision to expand the CLEC network and generally require proven customer demand to dictate such investment choices. In addition to the higher-margin revenues that are characteristic of on-net expansion, we have also been able to deliver other competitive services such as high-bandwidth internet access and metro transport services as a direct result of on-net connectivity growth. Our dedication to the facilities-based strategy, combined with our commitment to customer service, has proven successful in attracting large customers in key vertical markets. Specifically, the education, healthcare, financial, and government sectors have been particularly receptive to our CLEC business model.

Through our wholesale carriers’ carrier network, we offer other carriers access to our 1,900-route-mile fiber network which provides connectivity to major retail cities. We sell backhaul services to major carriers. Through interconnections with other regional fiber networks, we are able to extend our network east to Richmond, Virginia, north to Carlisle, Pennsylvania, and Washington, D.C., and to areas south of Greensboro, North Carolina.

We launched our internet business in Virginia in 1995. Presently, we provide internet services in Virginia, West Virginia and Tennessee. As of December 31, 2006, we had approximately 17,177 broadband connections, including DSL, dedicated internet access, wireless broadband, broadband over fiber, metro Ethernet, ATM and frame relay. We also finished the year with over 94% DSL capability in our RLEC markets.

Products and Services

We offer a wide variety of voice services to our RLEC and CLEC customers, including:

Voice Service	• Business and residential telephone service

Centrex	• Replaces customers’ private branch exchange (PBX) system

• Provides the switching function, along with multiple access lines

Primary Rate ISDN Services	• High capacity connections between customers’ PBX equipment and public switched telephone network

Long Distance Service	• Domestic and international long distance services to RLEC and CLEC customers

• Uses network facilities or provides through resale arrangements with interexchange carriers

Customer Calling Features	• Call waiting

• Caller ID

• Voice mail (can be integrated with our PCS service)

In addition to traditional voice services, we provide internet access and data services including:

High-Speed DSL Access	• DSL technology enables a customer to receive high-speed internet access through a copper telephone line

Broadband over Fiber	• High speed internet access available to residential customers in portions of our RLEC markets at speeds from 6 to 20 Mbps

Portable Broadband Access	• Wireless offering to customers providing a portable broadband connection

• Up to 1.5 Mbps for downloads and 550 kbps for uploads

Dedicated Internet Access	• Dedicated high-speed internet connectivity

Web Hosting	• Domain services, collocation agreements and internet marketing services are also available

Local Dial-up Internet Access	• Offers multiple e-mail accounts and personal web space

Integrated Access	• New IP-Enabled Product offering that combines voice and data services over a dedicated broadband facility

• Allows customers to dynamically allocate bandwidth to maximize voice and data transmissions

Metro Ethernet	• Ethernet connectivity among multiple locations in the same city or region

• Speed ranging from 1.5 Mbps to 1 Gbps

Hi-cap Private Line Service	• High-capacity, non-switched facilities provided to end users and carriers for voice and data applications

Sales, Marketing and Customer Care

We focus our wireline marketing efforts on residential customers in the RLEC segment and larger business customers in the Competitive segment. In particular, residential marketing is centered on selling bundles and higher revenue-generating services to maximize penetration, average monthly revenues/unit in service, or ARPU, and retention. We seek to capitalize on the NTELOS brand name, technology leadership, positive service reputation and local presence of sales and service personnel in our Competitive marketing efforts. In 2007 we plan to offer video services within our RLEC market to over 2,300 households that we have passed with fiber optics as of December 31, 2006.

We utilize our own personnel to sell wireline products and services to our customers. We retain account executives to cultivate relationships with mid-size to large business customers in our RLEC and Competitive market areas. The wholesale business is supported by a dedicated channel team and the Valley Network Partnership (“ValleyNet”) resources. Much of our network is connected and marketed through ValleyNet, a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Charleston, WV.

We use an inside sales group to handle residential and small business voice and broadband sales. We maintain a wireline retail presence in Waynesboro, Daleville, and Covington, Virginia to allow walk-in payments and provide new services to RLEC customers.

Our wireline customer care call centers are located in Waynesboro and Daleville, Virginia. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to up-sell additional products and features. Also, when customers’ contracts are near expiration or customers call in to discontinue service, our retention team focuses on either renewing or “saving” those customers.

Plant and Equipment

Our wireline network includes two Lucent 5ESS digital switches, which provide end-office functions for both the RLEC and Competitive businesses in Virginia. Our Waynesboro, Virginia switch also acts as an access tandem for our RLEC, Competitive and portions of our wireless traffic. Another Lucent 5ESS digital switch, located in Charleston, supports the Competitive business in West Virginia. We have twelve remote switching modules deployed throughout our RLEC territory and three more supporting our Competitive areas. VITAL, a company for which we serve as the managing partner, acts as a regional node on VeriSign’s nationwide SS7 network using a pair of Tekelec signal transfer points located on our premises.

We use Lucent, Tellabs and Ciena digital loop carriers throughout our RLEC and Competitive access network. For DSL service in the RLEC and Competitive areas, we primarily use Cisco, Adtran and Paradyne equipment. Our centralized network operations center monitors wireline, wireless and data networks on a continuous basis using a Harris network management system. We provide ATM, Frame Relay, metro Ethernet and IP-enabled voice and transport services using a soft switch, routers and other equipment from Cisco Systems, Inc and feature servers from Broadsoft.

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

Wireless

We compete in our territory with both digital and analog service providers. Several wireless carriers compete in portions of our market areas, including Sprint Nextel and its affiliates (including Virgin Mobile

USA), Verizon Wireless, ALLTEL, AT&T Wireless, T Mobile and U.S. Cellular, and affiliates of some of these companies. Many of these competitors have financial resources and customer bases greater than ours. Many of them have more established infrastructures, marketing programs and brand recognition. In addition, some of our competitors offer coverage in areas not serviced by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, offer roaming rates lower than ours. We expect these competitors will continue to build and upgrade their own networks in areas in which we operate. We also face competition from resellers, which provide wireless service to customers but do not hold FCC licenses or own facilities.

Wireline

Several factors have resulted in increased competition in the local telephone market, including:

•	expansion of wireless networks and pricing plans which offer very high usage at a fixed cost, resulting in wireless substitution;

•	growing customer demand for alternative products and services;

•	technological advances in the transmission of voice, data and video;

•	development of fiber optics and digital technology; and

•	legislation and regulations, including the Telecommunications Act, designed to promote competition.

As the RLEC for Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we are subject to competition, including from wireless carriers and cable companies. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets. The regulatory environment governing RLEC operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access. Other sources of potential competition include cable providers as they enhance their networks to offer voice service and wireless service providers. While still uncertain, we do expect to encounter competition in our RLEC in 2007 from Comcast, which acquired the Adelphia Communications Corporation properties serving Waynesboro and a portion of Botetourt and Augusta Counties. Voice over Internet Protocol, or VoIP, based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections).

Our Competitive operations compete primarily with ILECs and, to a lesser extent, other CLECs. ILECs in our markets, Verizon and Embarq, have initiated aggressive “win-back” strategies. Although certain CLEC companies have exited from our markets, we continue to face competition in our Competitive markets from several other CLECs, including Level 3 (formerly TelCove), Fibernet, USLEC and Cox. We also face competition from other current and potential future market entrants.

The internet industry is characterized by the absence of significant barriers to entry and the rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	access and content providers, such as America Online;

•	local, regional and national internet service providers such as AT&T, Verizon (including Verizon Business) and Embarq; and

•	cable modem services offered by incumbent cable providers such as Comcast, Cox, Rapid and Charter.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising, our fees.

Employees

As of December 31, 2006, we employed 1,305 full-time and 32 part-time persons. Of these employees, 74 are covered by a collective bargaining agreement for a portion of our wireline operation. This agreement expires June 30, 2008. We believe that we have good relations with our employees.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. We applied for and were granted renewal of seven of these licenses in 2005 and three of these licenses in 2006. We have nine licenses due to expire in 2007 for which we will need to apply for renewal.

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

AWS Licenses. The Company recently acquired additional licenses in an auction conducted by the FCC for Advanced Wireless Services, or AWS, spectrum in the 1710-1755 MHz and 2110-2155 MHz bands. The FCC regulations applicable to these licenses are generally similar to those applied to the Company’s PCS licenses, although the Company’s AWS licenses have a longer, 15 year, term and are not subject to any construction requirements other than the requirement that they provide substantial service at renewal. Like other auctioned AWS licenses, the licenses acquired by the Company are subject to the rights of certain incumbents, including Federal government systems and microwave radio users. For the most part, Federal government users will transition their operations out of the band through a multiyear process funded through proceeds from the auction itself. The non-government users would have to be relocated by the Company if the Company’s AWS deployments would interfere, and the Company may incur cost-sharing obligations even if it deploys after the links are relocated.

General FCC Obligations. The FCC has a number of other complex requirements and proceedings that affect our operations, and that could increase the cost or diminish the revenues of our business.

For example, the FCC requires CMRS carriers to make available emergency 911 services to subscribers, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. Meeting these requirements will impose certain costs on us, and is partially dependent on the progress of our equipment vendor in making such handsets available at the rate at which our customers swap out their old handsets for newer models. Many carriers in the CMRS industry, including us, requested waivers of the FCC’s December 31, 2005 deadline to ensure that 95% of all subscriber handsets in service nationwide on our system can deliver subscriber location information. By order adopted January 26, 2006, the FCC granted us a limited extension of the December 31, 2005 requirement by extending the date by which we were required to achieve 95% penetration until November 1, 2006 and we successfully met that deadline.

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

Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including CMRS providers like us, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate end-user telecommunications revenue. The FCC is currently examining the way in which it collects carrier contributions to the federal Universal Service Fund, or USF. In 2006, the FCC expanded the base of USF contributions by extending universal service contribution obligations to providers of interconnected VoIP service.

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

Under the Communications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. These authorities, however, may not legally discriminate against or prohibit our services through their use of zoning authority. Therefore, while we may need approvals for particular sites or may not be able to choose the exact location for our sites, we do not foresee significant problems in placing our antennas at sites in our territory.

Federal Regulation of Interconnection and Interexchange Services

The Telecommunications Act requires all common carriers (including wireless carriers) to interconnect on a non-discriminatory basis with other carriers, imposes additional requirements on wireline local exchange carriers, and imposes even more comprehensive requirements on the largest ILECs. The latter must provide access to their networks to competing carriers. Among other things, the Communications Act requires these large ILECs to provide physical collocation to competitors to allow them to place qualifying equipment in ILEC central offices; to “unbundle” certain elements of local exchange network facilities and provide these Unbundled Network Elements, or UNEs, to CLECs at “forward-looking” prices; and to establish reciprocal compensation for the transport and termination of local traffic. The FCC’s recent decision to eliminate the UNE Platform, or UNE-P, as well as the availability of UNE transport and high capacity UNE loops in some urban areas has had no material effect on our CLEC operations.

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

Access Charges. The FCC regulates the prices that ILECs and CLECs charge for access to their local telephone networks in originating or terminating interstate transmissions. These access charges are paid by traditional carriers, but are not paid at this time by VoIP providers. The FCC is considering whether or not to assess access charges on VoIP providers.

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments. In 2006 (as in 2005), the FCC received comments on proposals by industry participants for reforming the intercarrier payment system, including the so-called “Missoula Plan”. Various members of the FCC have indicated an intention to further reform the intercarrier compensation system.

NTELOS Telephone Company, or NTELOS Telephone, is an “average schedule” company for purposes of interstate access charges. NTELOS Telephone participates in the common line pool tariff administered by the National Exchange Carrier Association, or NECA, and therefore charges subscriber line charges, or SLC, computed by NECA, but files its own traffic sensitive (i.e., “per-minute”) tariff to establish access rates applicable to switching and transport of telecommunications traffic. R&B Telephone Company is a “rate-of-return” company for purposes of interstate access charges and participates in NECA’s common line pool and NECA’s traffic sensitive pool.

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

Federal universal service fund “high cost” payments are received by our rural RLECs and support the high cost of operations in rural markets. Under universal service rules adopted by the FCC, the funds may be distributed only to a carrier that is designated as an “Eligible Telecommunications Carrier,” or ETC, by the FCC or a state regulatory commission. Our RLECs have been designated as ETCs. Under the Communications Act, however, competitors also can obtain the same per-line support payments as we do without regard for whether the competitor’s cost structure is similar to our own, if the FCC or the SCC determines that granting such support payments to competitors would be in the public interest. Our wireless carrier has been certified as an ETC in Virginia, West Virginia and Kentucky and is receiving universal service fund payments in those states. Several wireless carriers have been designated as ETCs in all or part of our RLEC service territory.

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

The state regulatory commissions regulate the prices that ILECs and CLECs charge for access to their local telephone networks in originating or terminating intrastate toll transmissions. On December 1, 2006, Verizon Virginia Inc., Verizon South Inc., and MCImetro Access Transmission Services of Virginia, Inc., d/b/a Verizon Access Transmission Services of Virginia, (collectively, “Verizon”) filed an Application for modification of the rules governing intrastate access rates charged in Virginia by CLECs, including our CLECs. If the Verizon proposal is adopted, the intrastate access rates charged by CLECs would be capped at the level of the rates charged by the ILEC serving that market. By Order for Notice and Comment entered on December 27, 2006 (“Order”), the SCC directed interested persons to file comments on three specific questions. The first two questions were raised by Verizon in its December 1, 2006 filing on CLEC access charges. The third question solicited comments on the commencement of a separate “generic” proceeding regarding the issue of the appropriate level of intrastate access charges for all local exchange carriers, including our RLECs.

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

On July 1, 2006, a new Virginia law took effect that imposes certain requirements and restrictions on localities in granting cable television franchises. The purpose behind the 2006 Virginia Cable Act is to expedite the franchising process from what would sometimes take several years to only a few months. The 2006 Virginia Cable Act provides for “negotiated” CATV franchises and “ordinance” CATV franchises. All new entrants must first attempt to negotiate a cable franchise with a locality. Should the negotiations not result in the granting of a franchise during a 45-day negotiation period, the applicant can elect to accept a default ordinance cable franchise that authorizes the applicant to begin offering CATV services 75 days after the initial negotiated franchise request, subject to the applicant abiding by certain requirements set forth in the new law. In September of 2006, NTELOS obtained a negotiated franchise in Waynesboro and an ordinance franchise in Botetourt County. Augusta County does not have a franchise requirement and, accordingly, NTELOS does not need to obtain a franchise prior to offering video services in Augusta County.

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

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•

rapid development and introduction of new technologies and services, such as VoIP, location based services such as GPS mapping technology and high speed data services, including streaming video, mobile gaming and other applications that use EVDO, WiMax or other technologies;

•

substantial regulatory change due to the continuing efforts of the FCC to reform intercarrier compensation, to modify USF availability, and to limit availability of UNEs used by CLECs under the Telecommunications Act of 1996;

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

As competition develops and technology evolves, federal and state regulation of the telecommunications industry continues to change rapidly. We anticipate that this state of regulatory flux will persist in the future, as the FCC and state regulators respond to competitive, technological, and legislative developments by modifying their existing regulations or adopting new ones.

Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, would not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict.

Our leverage could adversely affect our financial health.

As of December 31, 2006, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $626.5 million. Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

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

•

exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The NTELOS Inc. senior secured credit facility limits our subsidiaries’ ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of the securities offered hereby and our ability to repay our obligations under our indebtedness.

The NTELOS Inc. senior secured credit facility imposes operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The NTELOS Inc. senior secured credit facility imposes operating and financial restrictions on our subsidiaries. These restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness;

•	restrict our subsidiaries from entering into transactions with affiliates;

•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;

•	impose financial covenants relating to the business of our subsidiaries, including leverage and interest coverage ratios;

•	require our subsidiaries to use specified amounts of “excess cash flow” (as defined in the agreement) to repay indebtedness if our leverage ratio reaches specified levels; and

•	restrict our subsidiaries’ ability to pay dividends or make advances to us to grant dividends.

We cannot assure you that those covenants will not adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the NTELOS Inc. senior secured credit facility. If a default occurs, our indebtedness under the NTELOS Inc. senior secured credit facility could be declared immediately due and payable. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our indebtedness, at or prior to maturity, or enter into additional agreements for senior indebtedness.

We will require a significant amount of cash, which may not be available to us, to service our debt and fund our other liquidity needs.

Based on our total debt outstanding as of December 31, 2006 of $626.5 million, which includes capital lease obligations, we expect payments on our outstanding indebtedness to be approximately $13.2 million in 2007, inclusive of approximately $6.2 million related to required payments from 2006 “excess cash flow” (as defined under the credit facility). The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $13.2 million in 2007, $6.6 million in 2008, $6.4 million in 2009, $153.7 million in 2010 and $446.6 million in 2011. Our ability to make payments on, or to refinance or repay, our debt, fund planned capital expenditures and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. senior secured credit facility or otherwise, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our indebtedness. We may not be able to refinance any of our debt under such circumstances, on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including, sales of certain assets to meet our debt service requirements, sales of equity and negotiations with our lenders to restructure the applicable debt.

NTELOS Inc.’s senior secured credit facility could restrict our ability to do some of these things. If we are forced to pursue any of the above options under distressed conditions, our business could be adversely affected.

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

We operate in an increasingly competitive environment. Our wireless business faces intense competition from other wireless providers, including Verizon Wireless, ALLTEL, Cellular One, T-Mobile, AT&T Wireless, U.S. Cellular and Sprint Nextel (including its affiliates and resellers, such as Virgin Mobile USA). Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Many of our competitors are, or are affiliated with major communications companies that have substantially greater financial, technical and marketing resources than we have. These competitors may have greater name recognition and more established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. Consolidation continues in the wireless industry with the recent combinations of Sprint and Nextel, the acquisition by ALLTEL of Western Wireless, and AT&T’s acquisition of 100% ownership of AT&T Wireless. Companies such as Verizon Wireless and AT&T have the resources to sustain losses for some time and so have an advantage over those companies without access to these resources.

Over the last three years, the per-minute rate for wireless services has declined. Competition and market saturation may cause the prices for wireless products and services to continue to decline in the future. As per-minute rates continue to decline, our revenues and cash flows may be adversely impacted.

The effect of aggregate penetration of wireless services in all markets, including our markets, has made it increasingly difficult to attract new customers and retain existing ones. While recent consolidation in the wireless industry may reduce the number of carriers in our markets, the carriers resulting from such consolidation will be larger and potentially more effective in their ability to compete with NTELOS. As a result of increased competition, we anticipate that the price per minute for wireless voice services will continue to decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase. Our ability to continue to compete effectively will depend upon our ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions and competitors’ pricing strategies. Failure to successfully market our products and services or to adequately and timely respond to competitive factors could reduce our market share or adversely affect our revenue or net income. In the current wireless market, our ability to compete also depends on our ability to offer regional and national calling plans to our customers. NTELOS relies on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by its network. These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. If NTELOS is unable to maintain or renew these agreements, our ability to continue to provide competitive regional and nationwide wireless service to our customers could be impaired, which, in turn, would have an adverse impact on our wireless operations.

We expect competition to intensify as a result of the rapid development of new technologies, including improvements in the capacity and quality of digital technology, such as the move to third generation, or 3G, wireless technologies. Several wireless carriers, including Verizon Wireless and Sprint Nextel, have upgraded or announced plans to upgrade all or parts of their 3G networks to include EVDO, which provides broadband wireless services at rates faster than the 3G one times radio transmission, or 1xRTT, technology we use in our markets. Such technological advances and industry changes could cause the technology used on our network to become dated. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors and sources of competition discussed above could have a material adverse effect on our business, financial condition and results of operations.

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

Sprint Nextel accounted for approximately 20.1% of our operating revenues for the year ended December 31, 2006. If we were to lose Sprint Nextel as a customer, or if Sprint Nextel reduced its usage or became financially unable to pay our charges, our revenues could decline, which could cause our business, financial condition and operating results to suffer. While the 2005 merger of Sprint and Nextel has not had a negative impact on us to date, the ultimate impact of this merger is not known at this time. Also, Sprint Nextel acquired controlling ownership interest in Nextel Partners Inc., a wireless affiliate of Sprint Nextel, in 2006. Unlike Sprint Nextel, Nextel Partners owns a wireless network in all of the territory covered by our Strategic Network Alliance. Any future migration by Sprint Nextel of CDMA customers to their integrated digital enhanced network, or iDEN, technology could result in a decline in the usage of our network by Sprint Nextel and could cause an adverse impact on our business, financial condition and operating results.

The pricing arrangement under our Strategic Network Alliance with Sprint Nextel may fluctuate which could result in lower revenues.

Under the Strategic Network Alliance, after an initial pricing term in which the price Sprint Nextel is required to pay us is set by the agreement, our price structure will fluctuate under a formula tied to a national wireless retail customer revenue yield and a national retail 1x data revenue yield, provided that the new prices are not lower than the Company’s allocated cost of providing these services. In addition, Sprint Nextel prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint Nextel customers. Based on notification from Sprint Nextel of its retail yield for voice usage and data usage for 2006, pursuant to the terms of our Strategic Network Agreement, we expect pricing reductions to go into effect on July 1, 2007 relating to travel minute of use, data usage and, for the first time since entering into this agreement in 2004, for home minutes of use. Our discussions with Sprint Nextel as to the appropriate voice and data rates to commence on July 1, 2007 continue at this time.

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

Our current roaming partners, larger wireless providers and Sprint Nextel ultimately may build their own digital wireless networks in our service areas or obtain roaming services from alternative sources. In addition to controlling the IDEN network as a result of the acquisition of Nextel Partners, Sprint Nextel controls 10 MHz of spectrum within our service territory in the 1900 MHz PCS band. While the terms of our agreement generally prohibit Sprint Spectrum L.P. from directly or indirectly commencing construction of, contracting for or launching its own PCS network in the Strategic Network Alliance service area until 180 days prior to termination of the agreement, the initial term of which ends on July 31, 2011, it would adversely affect our revenues and operating results if Sprint Nextel or another wireless provider were to do so. Should this occur, use of our networks would decrease and our roaming and/or wholesale revenues would be adversely affected. Once a digital wireless system is built, there are only marginal costs to carrying an additional call, so a larger number of facility-based competitors in our service areas could stimulate significant price competition, as has occurred in many areas in the U.S., with a resulting reduction in our revenues and operating results.

The loss of our licenses could adversely affect our ability to provide wireless services.

Our wireless licenses are generally valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years. The renewal applications are subject to FCC review and potentially public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. We applied for and were granted renewal of seven of these licenses in 2005 and three of these licenses in 2006. We have nine licenses due to expire in 2007 for which we will need to apply for renewal. If we fail to file for renewal of other of our licenses at the appropriate time or fail to meet any regulatory requirements for renewal, we could be denied a license renewal and, accordingly, our ability to continue to provide service in that license area would be adversely affected. In addition, many of our licenses are subject to interim or final construction requirements. While the licensees have generally met “safe harbor” standards for ensuring such benchmarks are met, we have relied on, and will in the future rely on, “substantial service” thresholds for meeting build-out requirements. In such cases, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected.

Our failure to comply with regulatory mandates could adversely affect our ability to provide wireless services.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with regulatory requirements, such as Enhanced 911, or E911, and CALEA and the customer privacy mandates of the Customer Proprietary Network Information (CPNI) rules. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities. The FCC is also considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.

The licensing of additional spectrum by the FCC may adversely affect our ability to compete in providing wireless services.

The FCC, from time to time, auctions additional radio spectrum that may be suitable for services that compete, directly or indirectly, with our wireless offerings. For example, in August and September of 2006, the FCC auctioned an additional 90 MHz of radio spectrum for “Advanced Wireless Services” that can be used for services like our wireless offerings. We participated in that auction and we may also participate in future auctions in order to obtain spectrum necessary to increase the capacity of our systems or to allow us to offer new services. The auction of new spectrum may adversely impact our business by creating new competitors, enhancing the ability of our existing competitors to offer services we cannot offer, requiring the company to expend additional funds to acquire spectrum necessary for continued growth, or restricting our growth because we cannot acquire additional necessary spectrum.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

As of December 31, 2006, 91% of our base stations were installed on leased cell site facilities, with 46% installed on facilities owned by American Tower and Crown Communications. A large portion of these cell sites are leased from a small number of large cell site companies pursuant to master agreements that govern the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all. If any of the cell site leasing companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

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

For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our integrated communications system. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. Currently we do not offer data applications at speeds as high as those offered by our competitors who have upgraded to EVDO technology. Some competitors, most notably Sprint Nextel, offer “push-to-talk.” We do not offer our customers a “push-to-talk” service.

In addition, some competitors have announced plans to develop a Wi-Fi or Wi-Max enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using VoIP technology in any area equipped with a wireless internet connection, or hot spot, potentially bypassing our network. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas being covered entirely. The availability of VoIP or another alternative technology to our subscribers could greatly reduce the usage of our network, which would have an adverse effect on our financial condition and operating results.

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

As the rural local telephone companies for the western Virginia communities of Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we currently compete with a number of different providers, many of which are unregulated or less heavily regulated than we are. Our rural telephone company subsidiaries qualify as rural local telephone companies under the Telecommunications Act and are, therefore, exempt from many of the most burdensome obligations to facilitate the development of competition, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Telecommunications Act places on larger carriers. Nevertheless, our rural telephone company subsidiaries face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers. For example, wireless providers continue to increase their market share and pose a significant competitive risk to our business. A significant competitive development in 2006 was the acquisition by Comcast of the cable television markets in our service area previously served by Adelphia Communications Corporation. Comcast has announced that it will introduce wireline digital voice services to its cable customers in Charlottesville and other Virginia markets. We believe it is likely that Comcast will begin providing digital voice telephony to its customers in Waynesboro, Botetourt and Augusta Counties in 2007. Cable providers have had significant success in other markets offering wireline voice services and so this development could significantly harm our business.

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

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, customer migration to broadband internet service from dial-up internet service (resulting in a disconnection of “second lines”), wireless competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of 1,529 access lines in the year ended December 31, 2006, or 3.3% of our access lines served at the end of 2005. A continued net loss of access lines could impact our revenues and operating results.

Our rural telephone company subsidiaries are subject to several regulatory regimes and consequently face substantial regulatory burdens and uncertainties.

Many of our competitors are unregulated or less heavily regulated than we are. For example, VoIP technology is used to carry voice communications services over a broadband internet connection. The FCC has ruled that VoIP services are jurisdictionally interstate and that some VoIP arrangements (those not using the Public Switched Telephone Network) are not subject to regulation as telephone services. The United States Supreme Court upheld the FCC’s ruling that cable broadband internet services are not subject to common carrier telecommunications regulation. In addition, the Virginia SCC imposes service quality obligations on our rural telephone company subsidiaries and requires us to adhere to prescribed service quality standards, but many of our competitors are not subject to these standards. These standards measure the performance of various aspects of our business. If we fail to meet these standards, the SCC may impose fines or penalties or take other actions that may impact our revenues or increase our costs.

Regulatory developments at the FCC and the Virginia SCC could reduce revenues that our rural telephone company subsidiaries receive from network access charges.

For the year ended December 31, 2006, approximately $37 million of our rural telephone company subsidiaries’ revenues came from network access charges, which are paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us. The amount of access charge revenues that we receive is based on rates set by the FCC for interstate long distance calls and the SCC for intrastate long distance calls. Such access rates are subject to change. Our federal access charges are periodically reset by the FCC. The SCC could conduct rate cases and/or “earnings” reviews, which could result in rate changes.

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments. In 2006 (as in 2005), the FCC received comments on proposals by industry participants for reforming the intercarrier payment system, including the so-called “Missoula Plan”. Various members of the FCC have indicated an intention to further reform the intercarrier compensation system.

On December 1, 2006, Verizon Virginia Inc., Verizon South Inc., and MCImetro Access Transmission Services of Virginia, Inc., d/b/a Verizon Access Transmission Services of Virginia, (collectively, “Verizon”) filed an Application for modification of the rules governing intrastate access rates charged in Virginia by CLECs, including our CLECs. If the Verizon proposal is adopted, the intrastate access rates charged by CLECs would be capped at the level of the rates charged by the ILEC serving that market. By Order for Notice and Comment entered on December 27, 2006 (“Order”), the State Corporation Commission (“SCC”) directed interested persons to file comments on three specific questions. The first two questions were raised by Verizon in its December 1, 2006 filing on CLEC access charges. The third question solicited comments on the commencement of a separate “generic” proceeding regarding the issue of the appropriate level of intrastate access charges for all local exchange carriers, including our RLECs. If the SCC were to cap CLEC access rates as proposed by Verizon, such a cap would have an adverse financial effect on our CLEC operations. If the SCC were to reduce the level of access charges for our RLECs, such a reduction could have a significant adverse financial effect on our RLECs depending on the amount of the reduction.

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

Regulatory developments at the FCC could reduce revenues that our rural telephone company subsidiaries and our wireless subsidiaries receive from the Federal Universal Service Fund.

For the year ended December 31, 2006, we received approximately $4 million in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. The FCC is examining its Universal Service Fund rules and may change the amount of Universal Service Fund support available to carriers. The FCC may change its rules and reduce the amount of funding ultimately available to our rural telephone company subsidiaries. There can be no assurance that we will continue to receive the current level of Universal Service Fund revenues in the future. Loss of Universal Service Fund revenues could adversely affect our operating results.

The FCC is currently examining the way in which it collects carrier contributions to the federal Universal Service Fund. Today, as a telecommunications carrier, we contribute a percentage of our revenues, including DSL revenues, to the Universal Service Fund, which supports the delivery of services to high-cost areas and low-income consumers, as well as to schools, libraries, and rural health care providers. In 2006, the FCC expanded the base of USF contributions by extending universal service contribution obligations to providers of interconnected VoIP service.

Under the current FCC rules, our competitors can obtain the same per-line level of federal Universal Service Fund subsidies as we do, without regard for whether their costs of providing service are similar to ours, if either the FCC or the SCC determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act. The FCC has allowed such designation as an “Eligible Telecommunications Carrier” to several wireless carriers in Virginia and West Virginia, including us, in all or part of our rural telephone company subsidiaries’ service territory. Under current rules, any Universal Service Fund payments to our competitors would not affect the level of support received by our rural telephone company subsidiaries, but this could change as a result of future FCC reform of the Universal Service Fund.

In December 2004, Congress suspended the application of a law called the Antideficiency Act to the Universal Service Fund until December 31, 2005 and, in November 2005, suspended the application for an additional year until December 31, 2006. The Antideficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the Universal Service Fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Antideficiency Act would apply to payments to our rural telephone company subsidiaries. Congress has failed to extend the suspension past December 31, 2006. As a result, the Universal Service Fund support may be delayed or reduced in the future, or contributors to the fund, including us, could see their contribution obligations rise significantly.

Our CLEC operations face substantial competition and uncertainty relating to its interconnection agreements with the ILEC networks covering the CLEC markets we serve.

Our CLEC operations compete primarily with ILECs, including Verizon (including Verizon Business) and Embarq, and, to a lesser extent, other CLECs, including Level 3 (which purchased TelCove in 2006), Fibernet, USLEC and Cox. We will continue to face competition from other current and future market entrants.

We have interconnection agreements with the ILEC networks covering each market in which our CLEC serves. From time to time, we are required to negotiate amendments to, extensions of, or replacements for these agreements. Additionally, we may be required to negotiate new interconnection agreements in order to enter new markets in the future. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us. Our inability to do so would adversely affect our existing operations and opportunities to expand our CLEC business in existing and new markets. As the FCC modifies, changes and implements rules related to unbundling of ILEC network elements and collocation of competitive facilities at ILEC central offices, we generally have to renegotiate our interconnection agreements to implement those new or modified rules.

Our competitors have substantial business advantages over our CLEC operations, and we may not be able to compete successfully.

The regional Bell operating companies and other large ILECs such as Embarq dominate the current market for business and consumer telecommunications services and have a virtual monopoly on telephone lines. These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify. The large ILECs have established brand names and reputations for high quality service in their service areas, possess sufficient capital to rapidly improve and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers. Moreover, the large ILECs are aggressively implementing “win-back” programs to regain access line customers lost to competitors and use bundled services to assist in those programs. We pose a competitive risk to the large ILECs that serve our CLEC markets and, as both our competitors and our suppliers, they have no motivation to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our CLEC customers.

We face substantial competition in our internet and data services business and face regulatory uncertainty, each of which may adversely affect our business and results of operations.

We currently offer our internet and data services in rural markets and face competition from other internet and data service providers, including cable companies. The internet industry is characterized by the absence of significant barriers to entry and rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	cable modem services offered by cable providers;

•	ILECs, such as Verizon and Embarq (particularly for DSL services), in our CLEC territories; and

•	local, regional and national internet service providers, or ISPs, both wireline and wireless.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising, our fees.

A significant portion of our dial-up internet customer base has transitioned to broadband services. We expect this trend to continue. Where we offer incumbent local exchange service or, to some extent, CLEC services, we have been able to maintain service to some of these customers through DSL services or service bundles. In those areas of our internet coverage area where we provide neither incumbent local exchange service nor CLEC service, we have been unable to retain dial-up internet customers who migrate to broadband services. In 2006 we experienced a 16.5% loss in the number of dial-up internet customers from 2005. Our dial-up internet service revenues for the year ended December 31, 2006 decreased to approximately $5.0 million from approximately $6.8 million for the year ended December 31, 2005.

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

We require additional capital to build out and operate our wireless and wireline networks and for general working capital needs. Our aggregate capital expenditures for 2006 were $86.6 million. Of this amount, $59.4 million was associated with our wireless business of which approximately $23.5 million was for discretionary expansion projects for wireless network coverage expansion and enhancements within the coverage area for improved in-building penetration. Capital expenditures related to our wireline business were approximately $21.0 million in 2006, of which approximately $9.9 million was for fiber network expansion and enhancements utilized by our RLEC and competitive wireline operations. The remaining $11.1 million was used to maintain our regulated RLEC operations and to support the increased minutes of usage, maintenance and growth we project for our competitive wireline voice and data offerings. In addition, the remaining approximately $6.2 million was invested to enhance and maintain our back office support systems to support the continued growth and introduction of new service offerings and applications across our wireless and wireline businesses. We expect our aggregate capital expenditures for 2007 to be in the range of $77 million to $81 million (not including any discretionary capital expenditures for possible upgrades to our wireless network relating to EVDO). Furthermore, because of our intensely competitive market, we may be required, including under the terms of the Strategic Network Alliance, to expand the technical requirements of our wireless or wireline network or to build out additional areas within our territories that could result in increased capital expenditures. Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.

We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and amount of these fees is subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. Interstate fees include federal Universal Service Fund fees and common carrier regulatory fees. In addition, state regulators and local governments impose surcharges, taxes and fees on our services and the applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may argue as to whether we have correctly assessed and remitted those monies. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or state authorities. In addition, periodic revisions by state and federal regulators may increase the surcharges and fees we currently pay. In 2004, the Virginia General Assembly passed legislation that required us to pay state sales taxes on purchases that were previously exempt from those taxes. As a result, we have added a surcharge to our customer bills to recover this increase in our taxes. It also is unknown if our tax burden will be similar to competitors using different technologies to provide similar services.

On March 7, 2006, the Virginia General Assembly passed legislation that significantly revises the taxation of communications services in Virginia and which took effect on January 1, 2007. The new law applies a uniform, statewide, sales and use tax to retail communications and video services on a competitively neutral basis. The communications sales and use tax rate is 5%. The sales and use tax is remitted by communications providers to the Virginia Department of Taxation, which will administer the distribution of the Communications Sales and Use Tax Trust Fund. The redistribution of taxes and fees from the trust fund to the localities is intended to be revenue neutral and replaces franchise fees and utility taxes set by localities.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Motorola Inc., Alcatel-Lucent and Cisco Systems, Inc. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

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

Our stock price has historically been volatile and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors. Events and factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly and annual operating results;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	conditions or trends in our industry or regulatory changes

•	conditions, trends or changes in the securities marketplace, including trading volumes;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in general conditions in the United States and global economy, including those resulting from war, incidents of terrorism or responses to such events;

•	loss of one or more significant customers, including Sprint Nextel;

•	sales of large blocks of our common stock;

•	changes in accounting principles;

•	additions or departures of key personnel; and,

•	sales of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

The CVC Entities and the Quadrangle Entities continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2006, the CVC Entities and the Quadrangle Entities beneficially owned 24,525,752 shares of our common stock, or 58.4% of our outstanding common stock. In addition, four of the eight directors that serve on our board of directors are representatives of CVC and Quadrangle. By virtue of such stock ownership and representation on the board of directors, the CVC Entities and the Quadrangle Entities continue to have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

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

We have granted the CVC Entities, the Quadrangle Entities and certain members of our management the right to require us to register their shares of our common stock, representing approximately 25 million shares of our common stock. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

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

We may not be able to pay dividends on our common stock in the future.

Any decision to declare and pay dividends or repurchase common stock, will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be unable to provide the required financial information in a timely and reliable manner and may be subject to sanctions by regulatory authorities. The perception of these matters could cause our share price to fall.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting as of December 31, 2007. We will be evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 as of December 31, 2007, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could adversely affect our financial results or investors’ confidence in our company, and could cause our stock price to fall. In addition, the controls and procedures that we implement may not comply with all of the relevant rules and regulations of the SEC and Nasdaq. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner. The perception of these matters could cause our share price to fall.

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

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	CLEC POP	2,500
Waynesboro, VA	Retail Store	4,000
Richmond, VA	Wireless Switch Building	4,608
Norfolk, VA	Wireless Switch Building	4,970
Troutville, VA	Wireline Switch Building	8,400
Clifton Forge, VA	Wireline Switch Building	12,000
Covington, VA	Wireline Service Center	13,000
Waynesboro, VA	Wireless Switch Building	15,000
Clifton Forge, VA	Call Center Building (leased to third party)	15,620
Waynesboro, VA	Wireline Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Wireline Switch Building	30,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Wireline Switch Building	33,920
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Corporate Support Building	51,000
Daleville, VA	Wireline Service Center	9,400

We also lease the following material properties:

•

Our Charleston, West Virginia regional operations center (wireless and wireline switching) under an Office Lease Agreement with Option to Purchase by and between Eagan Management Company and CFW Communications Company d/b/a NTELOS Inc., dated December 11, 1998; and,

•

Our Daleville, Virginia customer care facility under a Lease Agreement by and between The Layman Family LLC and R&B Communications, Inc., dated May 1, 2000, and First Amendment to Lease Agreement, dated May 30, 2003.

Item 3. Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “NTLS” since February 9, 2006. Prior to that time, there was no established public trading market for our common stock.

The following table sets forth the high and low prices per share of our common stock for the four quarters in 2006, which correspond to our quarterly fiscal periods for financial reporting purposes:

	High	Low
First Quarter	$15.80	$10.97
Second Quarter	$15.64	$12.18
Third Quarter	$14.88	$12.63
Fourth Quarter	$18.02	$11.39

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from our initial public offering on February 8, 2006 to December 31, 2006, as compared to the total return for the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on February 8, 2006 in our Common Stock and each index and also assume dividend reinvestment.

Comparison of Five Year Cumulative Total Return

NTELOS, NASDAQ Stock Market

and Nasdaq Telecommunications Index

(02/8/06 – 12/31/06)

	February 8, 2006	December 31, 2006
NTELOS Holdings Corp.	$100	$149
NASDAQ Composite Index	$100	$107
NASDAQ Telecommunications Index	$100	$116

Holders

There were approximately 1,891 holders of our common stock on March 6, 2007.

Dividends/Dividend Policy

We have not paid a regular dividend on our common stock since our initial public offering on February 8, 2006. Any decision to declare and pay dividends or repurchase common stock, will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

In June 2006, we paid a $30 million cash dividend on our Class B common stock. The payment of the dividend represented the payment in full of the $30 million Class B distribution preference provided for in our Restated Certificate of Incorporation. In the fourth quarter of 2006, all of the 27,000,000 authorized shares of Class B common stock were retired. As a result, the Company’s Restated Certificate of Incorporation was amended so as to effect a reduction in the authorized number of shares of the Company by the elimination of the Class B common stock.

In October 2005, prior to our initial public offering, we paid a $125 million dividend to the holders of our Class L common stock.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

	NTELOS Inc.(1)					NTELOS Holdings Corp.
	PREDECESSOR COMPANY		PREDECESSOR REORGANIZED COMPANY
(In thousands)	Year Ended December 31, 2002	January 1, 2003 through September 9, 2003	September 10, 2003 through December 31, 2003	Year Ended December 31, 2004	January 1, 2005 through May 1, 2005	January 14, 2005 (inception) through December 31, 2005(2)	Year Ended December 31, 2006
Consolidated Statements of Operations Data
Operating Revenues
Wireless communications	$171,495	$132,766	$66,769	$234,682	$89,826	$190,477	$322,329
Wireline communications	99,851	71,986	32,880	106,859	36,191	74,813	116,925
Other communication services	9,151	3,920	962	1,769	343	569	822

	280,497	208,672	100,611	343,310	126,360	265,859	440,076

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	48,868	31,836	15,113	47,802	18,703	38,582	68,413
Maintenance and support(3)	66,039	42,939	19,230	64,537	21,767	46,821	78,016
Customer operations(3)	82,146	58,041	30,233	82,812	29,270	63,330	99,998
Corporate operations(3)	17,914	18,342	6,272	26,942	8,259	22,434	34,398
Depreciation and amortization	82,924	51,224	18,860	65,175	23,799	59,103	84,921
Gain on sale of assets	(8,472)	—	—	—	(8,742)	—	—
Asset impairment charge	402,880	545	—	—	—	—	—
Accretion of asset retirement obligations	—	437	225	680	252	489	816
Capital and operational restructuring charges	4,285	2,427	—	798	15,403	183	—
Termination of advisory agreements(4)	—	—	—	—	—	—	12,941

	696,584	205,791	89,933	288,746	108,711	230,942	379,503

Operating Income (Loss)	(416,087)	2,881	10,678	54,564	17,649	34,917	60,573

Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	—	—	—	—	(1,213)	—
Interest expense	(78,351)	(26,010)	(6,427)	(15,740)	(10,839)	(34,338)	(59,850)
Gain (loss) on interest rate swap	—	—	—	—	(660)	4,780	(246)
Gain on sale of investment	—	—	—	—	—	—	1,723
Other income (expenses)	(1,454)	(436)	768	374	270	1,595	2,833
Reorganization items, net	—	169,036	(145)	81	—	—	—

	(79,805)	142,590	(5,804)	(15,285)	(11,229)	(29,176)	(55,540)

	(495,892)	145,471	4,874	39,279	6,420	5,741	5,033
Income Tax Expense (Benefit)	(6,464)	706	258	1,001	8,150	4,591	12,190

	(489,428)	144,765	4,616	38,278	(1,730)	1,150	(7,157)
Minority Interests in (Earnings) Losses of Subsidiaries	481	15	54	34	13	(52)	(28)

Net (Loss) Income Before Cumulative Effect of Accounting Change	(488,947)	144,780	4,670	38,312	(1,717)	1,098	(7,185)
Cumulative Effect of Accounting Change	—	(2,754)	—	—	—	—	—

Net (Loss) Income	(488,947)	142,026	4,670	38,312	(1,717)	1,098	(7,185)
Dividend Distribution Preference on Class B Shares	—	—	—	—	—	—	(30,000)
Dividend Requirements on Predecessor Preferred Stock	(20,417)	(3,757)	—	—	—	—	—
Reorganization Items—Predecessor Preferred Stock	—	286,772	—	—	—	—	—

(Loss) Income Applicable to Common Shares	$(509,364)	$425,041	$4,670	$38,312	$(1,717)	$1,098	$(37,185)

	NTELOS INC.(1)			NTELOS HOLDINGS CORP.
(In thousands)	As of December 31, 2002	As of December 31, 2003	As of December 31, 2004	As of December 31, 2005	As of December 31, 2006
Balance Sheet Data:
Cash and cash equivalents	$12,216	$48,722	$34,187	$28,134	$44,180
Property and equipment, net	434,455	360,698	356,129	360,142	376,772
Total assets	729,521	650,223	620,457	895,843	900,847
Total debt	642,722	310,303	180,251	759,384	626,523
Redeemable convertible preferred stock	286,164	—	—	—	—
Total stockholders’ equity (deficit)	$(342,677)	$205,547	$318,181	$1,098	$151,765

(1)

On March 4, 2003, NTELOS Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). NTELOS Inc. and certain of its subsidiaries emerged from the Bankruptcy Court proceedings pursuant to the terms of the Plan of Reorganization on September 9, 2003 (the “Effective Date”). As a consequence of the implementation of fresh start accounting, the financial information presented above for periods subsequent to the Effective Date is generally not comparable to the financial information presented for the periods prior to the Effective Date.

(2)

We acquired 24.9% of the NTELOS Inc. common stock and stock warrants on February 24, 2005. We completed our acquisition of all of NTELOS Inc.’s remaining common stock, warrants and vested options by means of a cash merger on May 2, 2005. We had no operating activities prior to the merger date. From February 24, 2005 through May 1, 2005, we accounted for our investment in NTELOS Inc. under the equity method, resulting in a $1.2 million equity share of net loss from NTELOS Inc. in our consolidated statement of operations for 2005.

(3)

For NTELOS Holdings Corp., maintenance and support, customer operations and corporate operations expense include $1.1 million, $1.4 million and $10.7 million, respectively, of non-cash compensation expense for the year ended December 31, 2006 ($13.2 million in the aggregate). For the period January 14, 2005 (inception) through December 31, 2005, maintenance and support, customer operations and corporate operations expense include $0.3 million, $0.4 million and $3.0 million, respectively, of non-cash compensation expense ($3.7 million in the aggregate).

(4)

In May 2005, we (through NTELOS Inc.) entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors agreed to provide advisory and other services to us for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. Under certain conditions set forth in these agreements, we could terminate these agreements prior to expiration. On February 13, 2006, concurrent with our IPO, we terminated these agreements, paying a $12.9 million termination fee on that date.

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

Overview

For purposes of this discussion relative to the financial and operational results and cash flows for the year ended December 31, 2006 in comparison to the year ended December 31, 2005, we have combined the financial and operational results and cash flows for the period January 1, 2005 to May 1, 2005 of NTELOS Inc. with our financial and operational results and cash flows for the period May 2, 2005 to December 31, 2005. We had no operating activities prior to the completion of our acquisition of NTELOS Inc. on May 2, 2005. We believe this comparison provides the most practical way to comment on the results of operations and cash flows.

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues have experienced a 17% compound annual growth rate from 2004 to 2006 and accounted for 73% of our total revenues in 2006. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.8 million, and we have deployed a network using code division multiple access technology, or CDMA, in 20 basic trading areas which currently covers a total population of approximately 5.2 million potential subscribers. As of December 31, 2006, our wireless retail business had approximately 367,000 NTELOS-branded subscribers, representing a 7.1% penetration of our total covered population.

We made significant investments in our network in 2005 and 2006, adding 147 new wireless cell sites, including 38 new wireless cell sites placed in service in the fourth quarter of 2006, and increasing our total cell sites to 984 at the end of 2006. These investments and other initiatives, including the introduction of national rate plans and enhanced data service offerings, contributed to a 9% increase in subscribers, a $1.08 increase in ARPU, and an 8% reduction in churn during 2006. We also have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 11, 2011. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS network service provider for all Sprint Nextel wireless customers in our western Virginia and West Virginia service area. For the year ended December 31, 2006, we realized wholesale revenues of $77.7 million, primarily related to the Strategic Network Alliance, representing an increase of 24% over the same period in 2005.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of December 31, 2006, we operated 45,281 RLEC telephone access lines. We also own a 1,900-mile regional fiber optic network which directly connects our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of December 31, 2006, we served customers with 46,781 CLEC access line connections. We also offer DSL services in 94% of our RLEC service area and as of December 31, 2006 we operated 17,177 broadband access connections in our markets, representing an increase of 22.3% in 2006. In 2006 and 2005, our wireline operating income margins were 33.2% and 32.8%, respectively.

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

During the first quarter of 2006, we completed an initial public offering (the “IPO”) of 15,375,000 shares of our common stock at an offering price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. We received proceeds from the offering of approximately $172.5 million, net of $12.0 million in underwriting fees. We used approximately $12.9 million of the net proceeds to terminate our advisory agreements with CVC and Quadrangle and $143.9 million to redeem our Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on our 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represented the payment in full of the $30 million Class B distribution preference provided for in our Restated Certificate of Incorporation. Subsequent to this distribution, all of the 26,493,000 shares of the Class B common stock were converted into shares of common stock, increasing the shares of common stock outstanding to approximately 41,965,000 at December 31, 2006, inclusive of approximately 94,000 shares of common stock issued from the exercise of stock options during the period and approximately 3,000 shares of common stock issued through the employee stock purchase plan.

Effects of Being a Public Company

Upon completion of the initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the other rules and regulations of the Securities and Exchange Commission, or SEC. We also are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002 (“SOX”). In addition, we are subject to the rules of the NASDAQ Global Market.

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

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We incurred approximately $1.5 million of incremental operating expenses in 2006, our first year of being a public company. The majority of these costs are associated with increased Director and Officer insurance costs and external consulting fees incurred to prepare for Sarbanes-Oxley Act compliance. We are required to be in compliance by December 31, 2007. Accordingly, we anticipate that we will incur additional incremental costs next year. At this time, we project that the total incremental operating expenses of being a public company will be approximately $2.1 million in 2007. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per handset/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(Dollars in thousands, other than ARPU data)	2006	2005	2004
Wireless communications revenues	$322,329	$280,303	$234,682
Less: equipment revenues from sales to new customers	(15,063)	(11,997)	(10,195)
Less: equipment revenues from sales to existing customers	(5,079)	(4,135)	(2,145)
Less: wholesale revenues	(77,747)	(62,651)	(51,581)
Plus (less): other revenues and adjustments	778	1,192	(823)

Wireless gross subscriber revenues	$225,218	$202,712	$169,938

Less: paid in advance and prepay subscriber revenues	(52,648)	(42,104)	(37,358)
(Less) plus: adjustments	(1,124)	(1,422)	80

Wireless gross postpay subscriber revenues	$171,446	$159,186	$132,660

Average subscribers	350,235	321,719	293,219
ARPU	$53.59	$52.51	$48.30

Average postpay subscribers	260,530	243,772	219,382
Postpay ARPU	$54.84	$54.42	$50.39

Wireless gross subscriber revenues	$225,218	$202,712	$169,938
Less: wireless voice and other features revenues	(213,824)	(195,591)	(168,678)

Wireless data revenues	$11,394	$7,121	$1,260

Average subscribers	350,235	321,719	293,219
Total data ARPU	$2.71	$1.84	$0.36

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•

wireline communications, including RLEC service revenues and Competitive service revenues, including revenues from our key strategic products (local, broadband voice and data services, and high-capacity network access and transport services), long distance and dial-up Internet services; and

•	other communications services revenues, including primarily revenues from paging and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of wireless sales, including digital PCS handset equipment costs which, in keeping with industry practice, we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide wireless services to our end-use customers;

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including non-cash compensation expense related to the original Class A common stock and option instruments held by certain members of corporate management;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations, or ARO;

•	capital restructuring charges associated with our acquisition of NTELOS Inc.; and

•	termination of advisory agreements.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, our equity share of the net loss of NTELOS Inc. from our 24.9% investment in NTELOS Inc. for the period February 24, 2005 through May 1, 2005, other income, which includes interest income and gain on sale of investment.

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

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to Verisign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred significant cumulative operating losses since it initiated PCS services in 1997. We recognize a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the year ended December 31, 2006, 2005 and 2004. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

OVERVIEW

Operating revenues increased $47.9 million, or 12.2% from $392.2 million for the year ended December 31, 2005 to $440.1 million for the year ended December 31, 2006. Wireless PCS accounted for 87.8% of this increase, with growth occurring from both subscriber revenues and wholesale revenues. Wireline contributed the remaining revenue increase primarily from minute-driven increases in access revenues and increases in key strategic products from the Competitive segment, partially offset by declines in revenues of other Competitive segment products.

Operating income increased $8.0 million over the comparative years, from $52.6 million for the year ended December 31, 2005 to $60.6 million for the year ended December 31, 2006. Net income decreased $7.8 million from net income of $0.6 million for the year ended December 31, 2005 to a net loss of $7.2 million for the year ended December 31, 2006. Included in the net loss for the year ended December 31, 2006 was a charge of $12.9 million for the termination of advisory agreements and an increase in interest expense of $14.7 million, primarily due to transaction-related charges of $8.6 million, $5.5 million of interest on our Floating Rate Notes, which were paid off in April 2006, and significantly lower interest during 2005 prior to the refinancing and merger transactions in late February 2005. Included in net income for the period ended December 31, 2005 was a gain on the interest rate swap instrument of $4.1 million. In addition, non-cash compensation charges were $3.7 million in 2005 and $13.2 million in 2006. Finally, income tax expense was $12.7 million and $12.2 million for the year ended December 31, 2005 and December 31, 2006, respectively.

OPERATING REVENUES

The following tables identify our operating revenues on a business segment basis for the years ended December 31, 2006 and December 31, 2005, inclusive of NTELOS Inc.’s revenues on a business segment basis for the period January 1, 2005 through May 1, 2005:

	Year Ended December 31,
Operating Revenues (dollars in thousands)	2006	2005	$ Variance	% Variance
Wireless PCS	$322,329	$280,303	$42,026	15.0%

Wireline
RLEC	60,767	56,986	3,781	6.6%
Competitive wireline	56,158	54,017	2,141	4.0%

Total wireline	116,925	111,003	5,922	5.3%

Other	822	912	(90)	(9.9)%

Total	$440,076	$392,218	$47,858	12.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $42.0 million from the year ended December 31, 2005 to the year ended December 31, 2006 due to an increase in our NTELOS-branded net subscriber revenue of $22.8 million, or 11.4%, a $15.1 million, or 24.1%, increase in wholesale and roaming revenues, and a $4.0 million, or 24.9%, increase in equipment sales revenues.

Subscriber revenues reflected subscriber growth of 9.2% over the comparative years, or 30,891 subscribers, from 336,306 subscribers as of December 31, 2005 to 367,197 subscribers as of December 31, 2006. As of December 31, 2006, postpay subscribers represented 73.1% of total subscribers, a decline of 3.1% from 76.2% as of December 31, 2005.

For the comparative years, subscriber revenues reflected the subscriber growth described above and an increase in ARPU of 2.1%, from $52.51 to $53.59 for the year ended December 31, 2005 and December 31, 2006, respectively. The increase in ARPU was driven in part by increased data revenue per subscriber which increased from $1.84 for the year ended December 31, 2005 to $2.71 for the year ended December 31, 2006. Additionally, ARPU increased due to the continued increase in higher service rate plans including the national plans. Other subscriber revenue increased 15.5% related in large part to growth in data services including data bundle packages introduced during the second quarter of 2006. Gross subscriber additions were 3.6% higher for 2006, at 164,375, than 2005 gross subscriber additions of 158,728. This increase in gross adds combined with the introduction of more feature-rich handsets sold in the 2006 period as compared to the 2005 period led to an increase in equipment sales revenue of $4.0 million, or 24.9%, from the year ended December 31, 2005 to the year ended December 31, 2006. Total subscriber churn decreased 1.3%, from 3.22% for 2005 (124,413 subscribers) to 3.18% for 2006 (133,484 subscribers), due to year over year improvement in both postpay and prepay churn due primarily to an increased take-rate of the national plans and other program improvements in 2006.

The increase in wholesale revenues for the comparative periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 24.1%, from $62.7 million for the year ended December 31, 2005 to $77.7 million for the year ended December 31, 2006. Pricing reductions went into effect on July 1, 2005 and July 1, 2006 relating to travel minutes of use (minutes from Sprint Nextel customers from outside our region) and July 1, 2006 relating to data usage in accordance with the annual pricing reset provisions of this wholesale agreement. Similar to this past year, the impact of the July 2006 pricing reductions was more than offset by increased usage. Our wholesale revenues are derived primarily from the voice usage (or “home minutes of use”) by Sprint Nextel customers who live in the Strategic Network Alliance service area, those customers of Sprint Nextel who use our voice services (“travel minutes of use”) while traveling through the Strategic Network Alliance service area and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 61 cell sites within this wholesale service area since December 2005 (27 during the fourth quarter of 2006), improving existing service and extending this coverage area. Based on notification from Sprint Nextel of its retail yield for voice usage and data usage for 2006, pursuant to the terms of our Strategic Network Agreement, further pricing reductions are expected to go into effect on July 1, 2007 relating to travel minutes of use and, for the first time since entering into the contract in 2004, for home minutes of use. Sprint Nextel’s proposed data revenue yield is significantly lower than the comparable rate for the prior year. We have experienced significant growth in data usage in 2006 and expect continued growth in 2007. Our discussions with Sprint Nextel as to the appropriate voice and data rates to commence on July 1, 2007 continue at this time. We expect continued growth in voice and data usage which should result in continued growth in wholesale revenue for 2007 compared to 2006.

We entered into a seven-year exclusive wholesale agreement with Sprint Spectrum L.P. in 2004. While the 2005 merger of Sprint and Nextel has not had a negative impact on us to date, the ultimate impact of this merger is not known at this time. Further, Sprint Nextel acquired controlling ownership interest in Nextel Partners Inc., a wireless affiliate of Sprint Nextel, in 2006 and the potential impact of any such consolidation is unknown. See “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K for the year ended December 31, 2006.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $5.9 million from $111.0 million for the year ended December 31, 2005 to $116.9 million for the year ended December 31, 2006.

•

RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased over the comparative years despite a 3.3% access line decrease, with lines totaling 45,281 as of December 31, 2006 compared to 46,810 as of December 31, 2005. Revenues for the comparative years increased $3.8 million, or 6.6%, from $57.0 million for the year ended December 31, 2005 to $60.8 million for the year ended December 31, 2006. This increase was due primarily to an increase in access revenues of $4.1 million, or 11.0%, over the respective periods driven by an increase in carrier access minutes of 22% from 2005 to 2006 due primarily to growth in usage by wireless carriers, coupled with a $0.5 million lump-sum cash receipt in September 2006 from the Universal Service Administrative Company (USAC) pursuant to an FCC order related to our safety net support dispute for the period January 2003 through September 2006. Our interstate access rates will be subject to a biennial reset (reduction) on July 1, 2007.

The access line loss noted above is reflective primarily of a reduction in Centrex lines, a loss of second lines due to migration away from dial-up internet access, wireless substitution and the loss of PRI lines serving our own and other ISP operations within the RLEC service area. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. While still uncertain, we do anticipate cable competition from Comcast to commence in 2007. We have estimated that our access line losses may be between 5% and 9% in 2007, assuming cable competition does occur which would impact RLEC revenues, principally from residential consumers.

•

Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from local and long distance, voice and data, Internet access and network access and transport services increased $2.1 million, or 4.0%, from $54.0 million for the year ended December 31, 2005 to $56.2 million for the year ended December 31, 2006.

Revenues from our key strategic products in the Competitive wireline segment grew $4.0 million, or 10.8%, over the comparative years, offset by declines in other Competitive revenues. Local access and PRI revenues increased $0.3 million, or 1.9%, due to an increase in PRI and local access lines of 4.1%, from 44,948 lines as of December 31, 2005 to 46,781 lines as of December 31, 2006, partially offset by increased sales of business advantage bundle packages and longer term contracts which are sold at prices below our current overall blended average. Revenue from Broadband and integrated access services increased $1.8 million, or 20.9%, from 2005 to 2006 due primarily to customer growth of 22.3% with the Broadband products. Revenue from private line, CAP and transport increased $1.9 million, or 13.5%, over the comparative years from new circuit additions with carriers. Long distance revenue increased $0.2 million, or 6.5%, from 2005 to 2006 customers due to an increase in customers of 12.4% over the comparable periods, from 40,263 as of December 31, 2005 to 45,237 as of December 31, 2006, partially offset by a decrease in ARPU. Offsetting this were declines in internet, switched access and reciprocal compensation revenues. Dial-up revenue declined $1.8 million from continued customer erosion, with 5,450 fewer customers, or 16.5%, from 33,078 at December 31, 2005 to 27,628 at December 31, 2006. In addition, switched access and reciprocal compensation revenues declined $0.6 million due to rate and volume reductions, offset by an increase in wireless transport revenues of $0.3 million.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenue decreased $0.1 million due to continued decline in our paging business, from $0.9 million for the year ended December 31, 2005 to $0.8 million for the year ended December 31, 2006.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the years ended December 31, 2006 and December 31, 2005, inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the period January 1, 2005 through May 1, 2005:

	Year Ended December 31,
Operating Expenses (dollars in thousands)	2006	2005	$ Variance	%Variance
Wireless PCS	$210,287	$190,595	$19,692	10.3%

Wireline
RLEC	14,155	14,147	8	0.1%
Competitive wireline	37,723	35,053	2,670	7.6%

Total wireline	51,878	49,200	2,678	5.4%

Other	5,423	5,638	(215)	(3.8)%

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges	267,588	245,433	22,155	9.0%

Depreciation and amortization	84,921	82,902	2,019	2.4%
Gain on sale of assets	—	(8,742)	8,742	N/M
Accretion of asset retirement obligations	816	741	75	10.1%

Termination of advisory agreements	12,941	—	12,941	100%
Non-cash compensation	13,237	3,731	9,506	254.8%
Capital restructuring charges	—	15,587	(15,587)	N/M

Total operating expenses	$379,503	$339,652	$39,851	11.7%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $39.9 million, or 11.7%, over the comparative years. Operating expenses before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges increased $22.2 million, or 9.0%, from the year ended December 31, 2005 to the year ended December 31, 2006.

Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation charges and capital restructuring charges grew $19.7 million, or 10.3%, over the comparative years. Increased cost of sales, particularly roaming costs, handsets, handset insurance and features, accounted for $11.1 million of the increase. Excluding cost of sales, the remaining increase of $8.6 million, or 6.4%, over the comparative years was primarily due to increased retention costs of the larger subscriber base, an increase in agent commissions due to increased sales and an increase in cell site expense related to a 9.7% increase in the number of cell sites and the increased subscriber base. These increases were offset by improvement in bad debt expense of $1.8 million, or 23.0%, over the comparative years due to improved collections experience.

Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation charges and capital restructuring charges increased

$2.7 million, or 5.4%, over the comparative years. This increase was largely related to increased access expense, repairs and maintenance expense, long distance wholesale expense, sales commissions and increased salary, wage and benefit expense due primarily to increased average headcount year over year.

Other operating expenses, before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges from the other communication service businesses decreased $0.2 million from the year ended December 31, 2005 to the year ended December 31, 2006 due primarily to a decrease of $0.8 million in advisory fees. These costs were eliminated during the first quarter of 2006 as a result of the termination of our advisory agreement with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) in February 2006. Absent the decrease in advisory fees, these operating expenses increased $0.6 million over the comparative years. This increase was primarily due to increased unallocated corporate costs associated with the Company becoming a publicly traded company in 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $11.1 million, or 19.4%, from $57.3 million for the year ended December 31, 2005 to $68.4 million for the year ended December 31, 2006. Equipment cost of sales, or COS, increased $2.5 million in 2006 compared to 2005 primarily due to 5,647 more wireless gross customer additions over the comparative years and sales of feature-rich, more expensive handsets. Roaming costs related to increased sales for national plans and other plans which contain more package roaming minutes increased $5.5 million over the twelve month comparative periods. Subscribers with a national plan represented 9.1% and 25.5% of the subscriber base at December 31, 2005 and 2006, respectively. The Company expects continued growth in roaming costs from sales of national plans which commenced in late September 2005. Other feature cost of sales increased $3.5 million in 2006 compared to 2005, driven primarily by a $2.7 million increase in the cost of handset insurance and a $0.8 million increase in the cost of advanced data features and the related take rates. These increases were primarily offset by a $0.6 million decrease in toll cost of sales for 2006 compared to 2005 due to long distance rate reductions partially offset by higher usage.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $9.4 million, or 13.7%, from $68.6 million to $78.0 million for the years ended December 31, 2005 and 2006, respectively. Cell site costs for wireless increased $4.7 million over the comparative years as a result of the larger subscriber base and a 9.7% increase in cell sites placed in service between December 31, 2005 and December 31, 2006. In connection with 2007 planned network expansion and enhancements, we are planning an additional 7% to 8% increase in the number of cell sites in 2007. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. The increase in maintenance and support is also attributable to transport and access expense which increased $1.5 million over the comparative years due to the wireless PCS growth and growth of the strategic wireline Competitive services and CLEC access line charge increases. Repairs and maintenance expense increased $0.9 million from 2005 to 2006 due to new equipment maintenance contracts and required maintenance on existing routes. Long distance wholesale expense increased $0.3 million due to long distance subscriber growth of 12.4%. In addition to these increases, we recorded $1.1 million of non-cash compensation charges during 2006 and $0.3 million during 2005 related to the original Class A common stock and option instruments held by certain members of operations and engineering management. The remaining increase is primarily attributable to increased compensation expenses related to an increased workforce year over year.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $7.4 million, or 8.0%, from $92.6 million for 2005 to $100.0 million for 2006. During the years ended December 31, 2005 and 2006, we recorded $0.4 million and $1.4 million of non-cash compensation charges, respectively, related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management. The remainder of the increase is primarily related to the direct costs associated with an increased wireless PCS customer base and the rapidly changing competitive environment in wireless during the comparative periods, including a $4.1 million increase in customer retention costs and a $1.8 million increase in employee and agent sales commissions and other selling expenses due to volume and incentives. Compensation and other customer operation expenses increased $2.1 million, or 3.7%, over the comparative periods related primarily to the 9.2% growth in wireless subscribers. These increases were primarily offset by an improvement in bad debt expense of $1.6 million over the comparative years.

CORPORATE OPERATIONS EXPENSES—For the comparative periods, corporate operations expenses increased $3.7 million, or 12.1%, from $30.7 million for the year ended December 31, 2005 to $34.4 million for the year ended December 31, 2006. This increase primarily relates to an increase of $7.7 million of non-cash compensation charges and a $1.0 million increase in certain insurance expenses and wireless regulatory fees. These increases were primarily offset by a decrease in advisory fee charges of $0.8 million, a $2.5 million decrease in compensation related expenses due primarily to lower bonus and medical claims expenses and a $2.0 million decrease related to favorable settlements of operating tax matters and favorable developments resulting in reductions to other operating tax reserve.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $2.0 million, or 2.4%, from $82.9 million for the year ended December 31, 2005 to $84.9 million for the year ended December 31, 2006. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets decreased $12.2 million and other intangibles increased $46.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million for the periods after May 1, 2005 as compared to amortization of other intangibles for the period ended May 1, 2005 and before, and it accounts for $3.1 million of the total increase in depreciation and amortization expense for the comparative years. Depreciation expense related to fixed asset additions was more than offset by assets that became fully depreciated during a period subsequent to December 31, 2005 and by accelerated depreciation related to the 3G-1xRTT network upgrade which commenced in 2005 and was completed during the second quarter of 2006.

GAIN ON SALE OF ASSETS—For the year ended December 31, 2005, we recognized a gain of approximately $8.7 million on the sale of certain inactive PCS licenses covering populations in Pennsylvania.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased $0.1 million over the comparative years, from $0.7 million for the year ended December 31, 2005 to $0.8 million for the year ended December 31, 2006.

CAPITAL RESTRUCTURING CHARGES—Capital restructuring charges of $15.6 million were recorded in 2005 for legal, financial and consulting costs, accelerated payment of certain retirement obligations and employee retention related costs, all of which are directly attributable to the refinancing merger transactions, the initial closing of which occurred on February 24, 2005 with NTELOS Inc. borrowing $625 million from the new $660 million senior secured credit facilities and using these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million, or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger.

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

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative years increased $14.7 million, or 32.5%, from $45.2 million to $59.9 million due primarily to the low interest expense during the 2005 period prior to the merger and refinancing transactions in February 2005 when the Company added $445 million of debt. Interest during this period was approximately $6.4 million lower than it would have been if the transactions had occurred on January 1, 2005. In the second quarter of 2006, we incurred $5.1 million and $1.3 million of interest charges related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid. Additionally, we incurred a $2.3 million prepayment penalty recorded as an interest charge related to the second lien term loan repayment. We also incurred interest on the high yield Floating Rate Notes, which were originally issued during the fourth quarter of 2005 and repaid on April 15, 2006, of $5.3 million in 2006 ($3.8 million of interest was recognized in the fourth quarter of 2005) prior to the repayment. This increase was offset by decreased interest rates associated with the debt refinancing in June 2006 where the $225 million second lien credit facility which bore interest at 5.0% above the Eurodollar rate was refinanced with a new first lien credit facility bearing interest at 2.25% above the Eurodollar rate. The blended rate improvement realized from this refinancing is approximately 0.94%, or a $6.2 million annual savings at the current level of senior debt.

The change in fair value of interest rate swap instrument was a loss of $0.2 million for the year ended December 31, 2006 compared with a gain of $4.1 million for the year ended December 31, 2005. Our swap agreement, entered into in connection with the February 24, 2005 financing transactions, was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the fair value of the swap agreement are recorded as a charge or credit to (loss) gain on interest rate swap. For the period January 1, 2005 through February 24, 2005, we had a swap agreement with a notional amount of $162.5 million, $150 million less than our current swap agreement. The fair value of the current interest rate swap agreement at December 31, 2006 has been recorded as “deferred asset—interest rate swap” of $3.9 million. The interest rate swap agreement matures in February 2008.

Other income primarily relates to interest income from cash and cash equivalents. Other income totaled $2.8 million for the year ended December 31, 2006, $1.0 million higher than the prior year due to an increase in cash, due primarily to cash proceeds from the IPO and cash generated from operations in 2006. We also realized interest rate improvements between the comparable periods. We recorded gains on sale of investments totaling $1.7 million for the year ended December 31, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006 (see Note 8 to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the year ended December 31, 2006). This has been classified in other income below operating income due to the fact that the RTB stock was of a non-operational nature.

INCOME TAXES

Income tax expense for the year ended December 31, 2006 was $12.2 million, representing primarily the effects of non-deductible, non-cash stock based compensation, non-deductible transaction costs and interest cost in excess of Internal Revenue Code defined yields. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges are projected to be approximately $4 million in 2007. Income taxes for the year ended December 31, 2005 were $12.7 million, driven by non-cash stock based compensation which is non-deductible.

The Company has NOLs of approximately $227.5 million, of which approximately $168.1 million (as adjusted for realized built-in losses occurring post-confirmation of NTELOS Inc.) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. The NOLs existing at emergence, and the adjustments related to realized built-in losses, were subject to an annual utilization limitation of approximately $9.2 million. Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOLs of approximately $78.9 million. All of the NOLs existing at May 2, 2005 (the merger date), including the amounts which were subject to the first limitation, are now subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Built-in gains existing at the merger date, which are realized subsequent to that date, increase the annual limitation, and could be significant. Due to the limited carry forward life of NOLs and the amount of the annual limitation, it is likely that we will only be able to realize approximately $130 million of our NOLs. We expect that we will have NOLs available for use of approximately $24 million in 2007, $18 million in 2008, $9 million in 2009 and 2010 and $2 million per year during the remaining carry forward period. Our ability to use these NOLs in a given year will be dependent on the amount of taxable income for that year. Any unused amounts will be available for use in subsequent years.

Year ended December 31, 2005 compared to year ended December 31, 2004

OVERVIEW

Operating revenues increased $48.9 million, or 14%, from $343.3 million for the year ended December 31, 2004, to $392.2 million for the year ended December 31, 2005. Operating income decreased $2.0 million, or 4% from $54.6 million for 2004 to $52.6 million for 2005.

As a result of an 11% growth in subscribers, a 9% increase in average revenue per handset/unit or “ARPU” and a 22% increase in wholesale revenue, primarily under our Strategic Network Alliance, our gross wireless operating revenues increased $45.6 million, or 19%, for 2005 as compared to 2004. Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets and capital restructuring charges over these periods grew $21.8 million, or 13%, driven by a $9.5 million increase, or 20%, in cost of sales due to a 19% increase in gross subscriber additions and the continued implementation of data products in 2005. Excluding cost of sales, the remaining increase of $12.3 million was primarily due to the $8.9 million increase in customer operations expenses primarily from increases in retention costs of the larger subscriber base and costs associated with the increase in subscribers and the $4.1 million increase in maintenance and support expenses primarily from additional network expenses related to the increase in cell sites and maintenance contracts on equipment.

Wireline communications services realized revenue improvement of $4.1 million, or 4%, in 2005 as compared to 2004. Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets and capital restructuring charges increased $1.1 million, or 2%, in 2005 as compared to 2004. This is a composite of a $1.9 million decrease in our RLEC expenses offset by an increase of $3.0 million in competitive wireline expenses. RLEC customers decreased by 3% as of December 31, 2005 compared to December 31, 2004. Our CLEC and Broadband customers increased by 7% and 30%, respectively, as of December 31, 2005 compared to December 31, 2004, and our dial-up internet customers declined by 19% as of the year ended 2005 compared to 2004.

Other communications services revenue declined $0.9 million, from $1.8 million for 2004 to $0.9 million for 2005 due to the exit from our wireless cable business in the first quarter of 2004 and reduced equipment sales in communications services and decline in the paging business.

OPERATING REVENUES

The following tables identify our operating revenues on a business segment basis for the year ended December 31, 2005, inclusive of NTELOS Inc.’s revenues on a business segment basis for the period January 1, 2005 through May 1, 2005, and for the year ended December 31, 2004, inclusive of NTELOS Inc.’s revenues on a business segment basis for the entire year:

	Year Ended December 31,
Operating Revenues (dollars in thousands)	2005	2004	$ Variance	% Variance
Wireless PCS	$280,303	$234,682	$45,621	19.4%

Wireline
RLEC	56,986	56,279	707	1.3%
Competitive wireline	54,017	50,580	3,437	6.8%

Total wireline	111,003	106,859	4,144	3.9%

Other	912	1,769	(857)	(48.4)%

Total	$392,218	$343,310	$48,908	14.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $45.6 million, or 19%, primarily due to an increase in our NTELOS-branded net subscriber revenue of $30.6 million, or 18%, an $11.1 million, or 22%, increase in wholesale and roaming revenues, and a $3.8 million increase in equipment sales revenues. Subscriber revenues reflected subscriber growth of 11%, or 34,100 subscribers, from 302,200 subscribers at December 31, 2004 to 336,300 subscribers at December 31, 2005 and an increase in ARPU of 9% from $48.30 for 2004 to $52.51 for 2005. The increase in ARPU was driven in part by increased data and other service revenue per subscriber. Gross subscriber additions were 19% greater in 2005, at 158,700, compared to 133,400 for 2004, contributing to the growth in both subscriber and equipment sales revenues. Postpay subscriber churn remained stable over the comparative periods at 2.3%. Reductions in total subscriber churn contributed to the net subscriber growth as total churn declined from 3.3% to 3.2% for 2004 and 2005, respectively. Growth in wholesale revenues was driven by increased voice and data usage under the Strategic Network Alliance as these revenues grew 21% from $50.8 million in 2004 to $61.7 million in 2005. Our wholesale revenues are derived primarily from the voice and data usage by Sprint Nextel customers who live in the Strategic Network Alliance service area, our Home wholesale subscribers, and those customers of Sprint Nextel, and affiliates of Sprint Nextel such as Virgin Mobile and Qwest, who use our voice and data services while traveling through the Strategic Network Alliance service area.

Our wireless wholesale business began in 1999 when we signed a ten-year agreement with Horizon PCS to carry Horizon PCS’s traffic in our territories in western Virginia and West Virginia. On August 15, 2003, Horizon PCS filed for Chapter 11 bankruptcy protection. On June 15, 2004, Sprint purchased from Horizon PCS the 97,000 PCS subscribers in the markets covered by our wholesale network service agreement. We refer to these subscribers together with new subscribers acquired by Sprint Nextel in the Strategic Network Alliance coverage area as Home wholesale subscribers. We executed a new seven-year exclusive wholesale agreement concurrent with this transaction, which we refer to herein as the Strategic Network Alliance. While management believes the merger of Sprint and Nextel will likely have a positive impact for our wholesale business, the level of future wholesale revenue to be generated under this agreement is uncertain. Further, it is possible that there will be additional consolidation among the Sprint Nextel network affiliates and the potential impact of any such future consolidation is unknown. See “Risk Factors”.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $4.1 million, or 3.9%, from $106.9 million for the year ended December 31, 2004 to $111.0 million for the year ended December 31, 2005.

•

RLEC Revenues. RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased $0.7 million, or 1.3%, from $56.3 million for the year ended December 31, 2004 to $57.0 million for the year ended December 31, 2005. Access lines decreased 3.1% over the respective periods, with lines totaling 48,300 at December 31, 2004 and 46,800 at December 31, 2005. These line losses are reflective of reduction in Centrex lines, wireless substitution, loss of second lines and the closings of small local dial-up ISPs who were our customers. These losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. Should this type of competition be introduced in the future, our RLEC line loss may increase and related revenues may be adversely impacted. Somewhat offsetting revenue losses related to access line loss was a $2.2 million, or 6% improvement in access revenues, driven by increases in carrier access minutes from the year ended December 31, 2004 to the year ended December 31, 2005, due primarily to the growth in long distance usage from wireless end users partially offset by a bi-annual reduction in rates charged for tandem switching that went into effect on July 1, 2005. Despite this rate reduction, access revenues grew in the second half of 2005 to $18.9 million as compared to $18.1 million in the first six months of 2005.

•

Competitive Wireline Revenues. Competitive wireline total operating revenues, including revenues from CLEC, network and Internet operations increased $3.4 million, or 6.8%, from $50.6 million for the year ended December 31, 2004 to $54.0 million for the year ended December 31, 2005. Revenue from transport and private line/special access services in the CLEC/Network increased by $2.1 million, or 17%, over the comparative periods. Revenues from CLEC local access increased by $0.2 million or 2%, consistent with local access line growth, which excludes primary rate interface lines, from approximately 28,500 lines at December 31, 2004 to 29,400 lines at December 31, 2005. Losses of dial-up subscribers continued with 7,600 fewer customers at December 31, 2005 than at December 31 2004, a loss of 19%. Dial-up revenues reflected this loss and previous price reductions for this product with a $2.5 million, or 27%, loss from the year ended December 31, 2004 to the year ended December 31, 2005. Customer increases for broadband products, including DSL, dedicated Internet and wireless broadband, totaled 30% and broadband revenues increased from $7.2 million for the year ended December 31, 2004 to $8.4 million for the year ended December 31, 2005. The market for DSL and other broadband internet products in our regions is significantly smaller than that of the dial-up product and thus increases in revenues on these products has trailed that of the decline in dial-up revenues. Revenues from integrated access new product offerings for 2005 were $0.5 million for the year ended December 31, 2005. Long distance customers grew 24% over the comparable periods, from 32,500 at December 31, 2004 to 40,300 at December 31, 2005. Long distance revenues grew 14.1%, from $3.4 million for the year ended December 31, 2004 to $3.8 million for the year ended December 31, 2005, which was less than the customer growth percentage due to bundled pricing.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenue declined $0.9 million, from $1.8 million in 2004 to $0.9 million in 2005, due to the exit from our wireless cable business in the first quarter of 2004 and reduced equipment sales in communication services and continued decline in our paging business.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the years ended December 31, 2005, inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the period January 1, 2005 through May 1, 2005, and for the year ended December 31, 2004 inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the entire year:

	Year Ended December 31,
Operating Expenses (dollars in thousands)	2005	2004	$ Variance	% Variance
Wireless PCS	$190,595	$168,798	$21,797	12.9%

Wireline
RLEC	14,147	16,030	(1,883)	(11.7)%
Competitive wireline	35,053	32,028	3,025	9.4%

Total wireline	49,200	48,058	1,142	2.4%

Other	5,638	5,237	401	7.7%

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, non-cash compensation and capital restructuring charges	245,433	222,093	23,340	10.5%

Depreciation and amortization	82,902	65,175	17,727	27.2%
Gain on sale of assets	(8,742)	—	(8,742)	N/M
Accretion of asset retirement obligations	741	680	61	9.0%
Non-cash compensation	3,731	—	3,731	N/M
Capital restructuring charges	15,587	798	14,789	N/M

Total operating expenses	$339,652	$288,746	$50,906	17.6%

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $50.9 million, or 17.6% from 2004 to 2005. Operating expenses before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges and non-cash compensation charges increased $23.3 million, or 10.5%, from 2004 to 2005. Wireless operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges and non-cash compensation charges increased $21.8 million, or 12.9% over the respective periods due to direct costs associated with a higher subscriber base and a 19% increase in customer gross additions for 2005 compared to 2004. Wireline operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges and non-cash compensation charges increased $1.1 million, or 2.4% in 2005 as compared to 2004. RLEC operating expenses decreased $1.9 million due primarily to a decrease in bad debt expenses and reductions in compensation expenses related to efficiency-driven headcount reductions. Competitive wireline operating expenses increased $3.0 million due to the increased customer and revenue base, primarily related to increases in unbundled network element expenses and other network transport expenses and increases in systems related back-office support expenses. Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, gain on sale of assets, capital restructuring charges, and non-cash compensation charges from the other communication service businesses increased $0.4 million, or 7.7% from 2004 to 2005.

COST OF WIRELESS SALES—Cost of wireless sales increased $9.5 million, or 19.8%, from $47.8 million in 2004 to $57.3 million in 2005. Equipment cost of sales, or COS, increased $4.2 million, or 19%, primarily due to the year over year increase in the number of gross customer additions. Cell site access, toll and other wireless COS increased $5.3 million, or 20%, over the comparative periods related to the increased subscriber base and the continued increase in the percentage of the subscribers in larger minute plans resulting in higher average minutes per subscriber, both of which drive higher usage based network expenses captured in cost of wireless sales.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $4.1 million, or 6.3%, from $64.5 million to $68.6 million for 2004 and 2005, respectively. The primary driver of this expense increase is related to non-usage based transport and access expense which increased due to the wireless PCS backhaul to support customer growth and minute growth, wireline CLEC customer growth and CLEC access line charge increases. Cell site costs also increased for wireless reflecting the larger subscriber base and the addition of 60 cell sites placed in service during 2005. Further cell site additions are expected in 2006 which will further increase this cost. These increases are partially offset by reductions in access expenses associated with dial-up internet related to the 19% decrease in the number of customers taking this service.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $9.8 million, or 11.8%, from $82.8 million in 2004 to $92.6 million in 2005. This increase is related to the direct costs associated with the 11% increase in wireless PCS subscribers, the rapid growth in popularity of higher feature-rich handsets and the increased customer retention costs, all of which increased a combined $7.2 million, or 34%.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $3.8 million, or 13.9%, from $26.9 million in 2004 to $30.7 million in 2005. Corporate operations expenses in 2005 included $1.3 million in advisory fees which commenced May 2, 2005 and $3.0 million of the total $3.7 million charges related to non-cash compensation were classified as corporate operations expenses. The remaining $0.7 million of non-cash compensation charges were split between customer operations and maintenance and support as indicated on the face of the statement of operations. The non-cash compensation charges relate to the accounting for the increase in the intrinsic value of Class A common stock and options as further discussed in Note 9 of the footnotes to the NTELOS Holdings Corp. consolidated financial statements included herein. Additionally, we experienced increased expenses with respect to USF related regulatory fees, pension expenses due to a 0.5% decrease in the discount rate assumption effective May 2, 2005, and increases in compensation expenses. The aforementioned increases in 2005 expenses were partially offset by a $1.9 million operating tax accrual relating to certain unbilled locality taxes and $0.6 million of legal and professional fees related to the Horizon PCS settlement and our Sprint wholesale agreement recorded in 2004 and which were not recurring in 2005.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $17.7 million, or 27.2%, from $65.2 million for 2004 to $82.9 million for 2005. As of the May 2, 2005 merger date, the Company revalued its long-lived assets. As a result, depreciable fixed assets were written down $12.2 million but other amortizable intangibles increased $46.5 million. The increase in other intangibles resulted in a monthly increase in amortization expense of approximately $0.8 million ($9.4 million annually) for the periods after May 1, 2005 as compared to amortization of other intangibles for the period ended May 1, 2005 and before. For 2005, we purchased approximately $89 million of depreciable property, plant and equipment driving significant year over year increased depreciation.

GAIN ON SALE OF ASSETS—We recorded gains on sale of assets totaling $8.7 million in 2005. This consisted primarily of the February 2005 sale of certain inactive PCS licenses covering populations in Pennsylvania resulting in a gain of approximately $5.2 million, and the sale of the MMDS spectrum licenses, spectrum leases and wireless cable equipment in the Richmond, Virginia market, resulting in a gain of approximately $3.5 million in April 2005. See Note 8 to NTELOS Holding’s Corp’s audited consolidated financial statements included herein.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations increased $61,000 in 2005 over 2004, from $680,000 in 2004 to $741,000 in 2005. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost.

CAPITAL RESTRUCTURING CHARGES—Capital restructuring charges of $15.6 million were recorded in 2005 for legal, financial and consulting costs, accelerated payment of certain retirement obligations, and retention related costs, all of which are directly attributable to the refinancing merger transactions. On January 18, 2005, NTELOS Inc. and certain of its shareholders entered into an agreement pursuant to which NTELOS Inc. would be recapitalized and sold to us. We were formed in contemplation of this transaction. On February 24, 2005, NTELOS Inc. borrowed $625 million from the new $660 million senior secured credit facilities and used these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer for $440 million, or approximately 75% of its existing common stock, warrants and options. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and options by means of a merger. The recapitalization and sale is described in Note 2 of the footnotes to the NTELOS Inc. financial statements included in Item 8 of the annual report on form 10-K for the year ended December 31, 2005.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative years increased $29.4 million, or 187%, from $15.7 million to $45.2 million. The increase was due to the signing of our new $660 million senior secured credit facilities on February 24, 2005 and the issuance on October 17, 2005 of $135 million of floating rate senior notes (“notes”). The proceeds of the $660 million senior secured credit facilities were used to repay the outstanding balance of the existing $325 million senior credit facility and other senior secured debt obligations (See Note 4 to the NTELOS Holdings Corp. audited consolidated financial statements included herein). Including the interest exchanged in the interest rate swap agreement, interest expense relating to our new $625 million facility was $38.3 million in 2005. Interest expense relating to the retired $325 million senior credit facility in 2005 was $1.5 million compared to $10.2 million in 2004. Interest on the $135 million notes was $4.1 million in 2005. Other interest in 2004 related primarily to the $75 million of convertible senior notes which were converted to common stock on September 30, 2004. In 2005, the remaining $1.3 million of interest expense relates to amortization of debt issuance costs and interest on capital lease obligations.

Gain (loss) on interest rate swap instruments changed $4.6 million, from a loss of ($0.5) million in 2004 to a gain of $4.1 million in 2005. Concurrent with the inception of the new $625 million NTELOS Inc. senior secured credit facilities, we entered into an interest rate swap agreement with a notional amount of $312.5 million. This interest rate swap agreement was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the market value of the swap agreement were recorded as a charge or credit to gain (loss) on interest rate swap instruments. In 2004, we had a swap agreement with a notional amount of $162.5 million related to the $325 million senior credit facility. This agreement was also not designated as an interest rate hedge instrument for accounting purposes. Therefore, payments were split between associated swap agreement obligation and interest expense based on the projected future payment stream with a majority being recorded as a reduction of the liability. Changes between the fair value and carrying value of the previous swap obligation were also included as adjustments to gain (loss) on interest rate swap instruments.

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

We had approximately $235.1 million of available net operating losses at December 31, 2005, all of which will be subject to an annual utilization limit of $1.6 million. NTELOS Inc. generated approximately $84.9 million of net operating losses after its emergence from bankruptcy and prior to our May 2, 2005 merger. Annual utilization of these losses will be increased during the first five years following the merger for realized built-in gains estimated at $22.4 million each year. Due to the limited carry forward life of net operating losses and the amount of the annual utilization limitation, it is unlikely that we will be able to realize in excess of $43 million of the approximately $153.2 million of NTELOS Inc.’s net operating losses existing prior to their emergence from bankruptcy. See Note 12 to our December 31, 2005 audited consolidated financial statements.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2005 and 2006. To facilitate comparisons with results for other quarters, we have combined the results of NTELOS Inc. from April 1, 2005 to May 1, 2005 with our results from May 2, 2005 to June 30, 2005. We had no operating activities prior to the acquisition of NTELOS Inc. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (In thousands)	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating Revenues
Wireless PCS operations	$65,643	$69,425	$72,086	$73,149	$77,575	$79,588	$81,233	$83,933
Wireline operations
RLEC	14,361	13,668	13,995	14,962	14,720	14,843	15,711	15,493
Competitive wireline	12,772	13,544	13,962	13,739	13,784	14,081	14,077	14,216

Wireline total	27,133	27,212	27,957	28,701	28,504	28,924	29,788	29,709
Other operations	277	190	222	223	188	227	203	204

Total Operating Revenues	93,053	96,827	100,265	102,073	106,267	108,739	111,224	113,846

Operating Expenses
Wireless PCS operations	45,251	45,993	48,379	50,972	49,622	51,876	53,831	54,958
Wireline operations
RLEC	3,426	3,426	3,622	3,673	3,377	3,581	3,663	3,534
Competitive wireline	8,556	8,697	8,762	9,038	9,398	9,186	9,461	9,678

Wireline total	11,982	12,123	12,384	12,711	12,775	12,767	13,124	13,212
Other operations	1,019	1,244	1,532	1,843	1,474	1,347	1,264	1,338

Operating expenses, before depreciation and amortization, gain on sale of assets, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and capital restructuring charges	58,252	59,360	62,295	65,526	63,871	65,990	68,219	69,508
Depreciation and amortization	17,504	21,007	22,436	21,954	20,647	21,345	21,769	21,160
Gain on sale of assets	(5,246)	(3,496)	—	—	—	—	—	—
Accretion of asset retirement obligations	189	161	218	173	197	230	237	152
Termination of advisory agreements	—	—	—	—	12,941	—	—	—
Non-cash compensation	—	—	1,519	2,213	10,456	924	925	932
Capital restructuring charges	5,199	10,325	59	4	—	—	—	—

Total Operating Expenses	75,898	87,357	86,527	89,870	108,112	88,489	91,150	91,752

Summary Operating Results (In thousands)	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating Income (Loss)	$17,155	$9,470	$13,738	$12,203	$(1,845)	$20,250	$20,074	$22,094

Other Income (Expenses)
Interest expense	(7,133)	(11,104)	(11,212)	(15,728)	(16,746)	(21,149)	(10,994)	(10,961)
Gain (loss) on interest rate swap	1,642	(2,797)	3,978	1,297	1,938	1,005	(2,800)	(389)
Other income	188	207	230	1,239	2,944	774	542	296

	(5,303)	(13,694)	(7,004)	(13,192)	(11,864)	(19,370)	(13,252)	(11,054)

	11,852	(4,224)	6,734	(989)	(13,709)	880	6,822	11,040
Income Tax Expense	6,949	1,935	3,385	472	3,610	627	3,071	4,882

	4,903	(6,159)	3,349	(1,461)	(17,319)	253	3,751	6,158
Minority Interests in Losses (Earnings) of Subsidiaries	(13)	31	12	9	3	15	7	3

Net Income (Loss)	4,916	(6,190)	3,337	(1,470)	(17,322)	238	3,744	6,155
Dividend Distribution Preference on Class B Shares	—	—	—	—	—	(30,000)	—	—

Income (Loss) Applicable to Common Shares	$4,916	$(6,190)	$3,337	$(1,470)	$(17,322)	$(29,762)	$3,744	$6,155

Basic and Diluted Earnings (Loss) per Common Share:
Income (loss) per share—basic	$0.71	$(0.32)	$0.14	$(0.06)	$(0.52)	$(0.72)	$0.09	$0.15
Income (loss) per share—diluted	$0.71	$(0.32)	$0.13	$(0.06)	$(0.52)	$(0.72)	$0.09	$0.15
Average shares outstanding—basic	6,972	19,306	24,416	24,416	33,471	41,081	41,109	41,160
Average shares outstanding—diluted	6,972	19,306	25,995	24,416	33,471	41,081	42,109	42,170

Liquidity and Capital Resources

For the years ended December 31, 2005 and 2006, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under the former NTELOS Inc. credit facilities or the NTELOS Inc. senior secured credit facilities, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel. See “Business” contained in Item 1, Part I of this annual report on Form 10-K for the year ended December 31, 2006.

As of December 31, 2006, we had $675.2 million in aggregate long term liabilities, consisting of $613.4 million in outstanding long-term debt ($626.5 million including the short-term element) and approximately $61.8 million in other long-term liabilities. On February 24, 2005, NTELOS Inc. borrowed $400 million under a senior secured first lien bank facility (the “First Lien Term Loan”) and $225 million under a senior secured second lien term loan facility (the “Second Lien Term Loan”). The proceeds of the NTELOS Inc. senior secured credit facilities were used to pay off the existing debt of NTELOS Inc., finance the tender offer of NTELOS Inc. and to pay fees and expenses incurred in connection with such transactions.

On June 1, 2006, NTELOS Inc. refinanced the Second Lien Term Loan by entering into the first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement”), consisting of $395 million of the prior First Lien Term Loan and $235 million of new borrowings. The new borrowings were used to repay the Second Lien Term Loan of $225 million and to pay other costs associated with the borrowing, including a $2.3 million prepayment penalty on the Second Lien Term Loan. In connection with this refinancing, NTELOS Inc. also paid the Company a dividend of $16.0 million on June 6, 2006. The Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which is outstanding as of December 31, 2006. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of December 31, 2006 is 6.9%. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $12.5 million in 2007, $6.3 million per year in 2008 and 2009, $153.6 million in 2010 and $446.6 million in 2011.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. NTELOS Inc. incurred an amendment fee and costs of approximately $1.0 million in connection with this amendment which will be amortized to interest expense over the remaining life of the Amended Credit Agreement. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of December 31, 2006, we are in compliance with all of our debt covenants, and our ratios at December 31, 2006 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement. Our ratios under the foregoing restrictive covenants as of December 31, 2006 are as follows:

	Actual	Covenant Requirement at December 31, 2006
Total debt outstanding to EBITDA	3.55	Not more than 5.50
Minimum interest coverage ratio	3.63	Not less than 2.25

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO.

In addition to the long-term debt discussed above, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At December 31, 2006, the net present value of these future minimum lease payments was $1.3 million.

During the year ended December 31, 2006, net cash provided by operating activities was approximately $97.0 million. We generated $112.3 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $119.5 million of depreciation, amortization and other non-cash charges (net), including $13.2 million in Class A common stock and stock options non-cash compensation charges. Additionally, we paid a $2.3 million prepayment penalty associated with the debt refinancing in June 2006 which was recorded as interest expense. Total net changes in operating assets and liabilities used $15.3 million. The principal changes in operating assets and liabilities from December 31, 2005 to

December 31, 2006 were as follows: accounts receivable increased by $0.7 million, or 1.9%, due to increased revenues partially offset by improved accounts receivable aging; inventories and supplies increased $2.1 million driven by a number of new handsets introduced late in 2006 and related bulk purchases with favorable pricing; other current assets increased $0.9 million largely related to increases in prepaid rents; accounts payable decreased by $4.9 million related to operating activities with a significantly higher amount of purchases occurring at the end of 2005 (paid for after year-end) as compared to 2006 year-end purchase activity; and other current liabilities decreased $2.3 million due primarily to a $1.1 million reduction in accrued compensation primarily related to a reduction in unpaid annual incentive compensation, $0.3 million payment of deferred compensation related to early retirement, and a $1.0 million reduction in certain tax reserves from favorable settlements. Retirement benefit payments for 2006 were approximately $7.0 million due primarily to the $6.3 million pension plan funding.

During the year ended December 31, 2005, net cash provided by operating activities was approximately $97.7 million. The primary sources of our net cash provided by operating activities included: approximately $0.6 million of net income, which is net of $97.1 million of depreciation, amortization and other non-cash charges (net). Therefore, cash generated from operations before taking into account changes in operating assets and liabilities was $97.7 million. This amount is net of $15.6 million in capital restructuring charges related to the tender offer and merger transactions. The total change in net operating assets and liabilities was less than a $0.1 million use of funds. The principal changes in operating assets and liabilities from December 31, 2004 to December 31, 2005 were as follows: accounts receivable increased by $8.6 million, or 29%, due primarily to a 17% increase in revenues for the relevant period prior to December 31, 2005 and December 31, 2004 and a slight decline in the accounts receivable aging; inventories and supplies decreased $0.2 million; other current assets increased $0.6 million; accounts payable increased by $6.3 million due primarily to higher expenditures late in 2005, paid for after year-end, as compared to the purchasing activity late in 2004; and, other current liabilities increased $5.8 million due to increases in advance billings and customer deposits associated with continued NTELOS-branded subscriber growth and the increase in NTELOS-branded service offerings that require a deposit and increases in accrued incentive compensation related to performance above plan. Retirement benefit payments during the year ended December 31, 2005 were approximately $9.7 million due primarily to accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. and increases in contributions to the pension plan.

Our cash flows used in investing activities for the year ended December 31, 2006 were approximately $83.8 million and include the following:

•

$86.6 million used for the purchase of property and equipment comprised of (i) approximately $59.4 million related completion of the network-wide 3G 1xRTT upgrade and continued incremental network coverage expansion and enhancements within our coverage area for improved in-building penetration to support our growing subscriber base and increased wholesale usage, (ii) approximately $21.0 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter and the planned launch of a new video service offering in 2007, and (iii) approximately $6.2 million related to information technology and corporate expenditures to enhance and maintain the back office support systems; and,

•

$2.3 million used for the purchase of AWS spectrum as part of FCC Auction 66 which concluded during the third quarter of 2006, covering a total population of approximately 1.3 million people in western Virginia; offset by,

•	$4.5 million proceeds received from the liquidation of the Company’s investment in the Class C stock of RTB;

•	$0.4 million proceeds received from the sale of certain assets; and,

•	$0.2 million proceeds received from the sale of MCI stock.

Our net cash flows used in investing activities for 2005 were approximately $85.0 million and include the following:

•

$89.2 million for the purchase of property and equipment comprised of (i) approximately $56.2 million related to purchases of equipment and infrastructure to support our growing subscriber base and increase wholesale usage, and maintenance and expansion of our network to support such growth and subscriber base, (ii) approximately $24.8 million to support the growth of the wireline equipment and infrastructure to support the growth in competitive wireline CLEC and broadband data customers and usage and maintenance of the plant and network infrastructure, and (iii) approximately $8.2 million related to information technology and corporate expenditures to enhance and maintain the back office support systems in order to support the continued growth and introduction of new service offerings and applications; offset by,

•

$29.1 million proceeds from the following (i) the sale of excess PCS spectrum in Pennsylvania for $15.5 million, (ii) the sale of MMDS spectrum in Richmond, Virginia for $4.8 million, (iii) the redemption of RTFC subordinated capital certificates of $7.2 million in connection with the pay-off of the senior credit facility on February 24, 2005; (iv) $1.2 million relating to the sale of a building in Winchester, Virginia; and (v) the sale of excess PCS spectrum in West Virginia for $0.4 million; and

•	$25.0 million investment in restricted cash that we subsequently disbursed to fund part of the purchase of the remaining equity securities of NTELOS Inc. in connection with the merger.

We currently expect capital expenditures for 2007 to be in the range of $77 million to $81 million (not including any discretionary capital expenditures for possible upgrades to our wireless network related to EVDO). We expect that our capital expenditures associated with our wireless business in 2007 will be in the range of $51 million to $53 million, of which approximately $20 million to $22 million is expected to be used for continued incremental network coverage expansion and enhancements within our coverage area, which we consider discretionary expansion projects, $19 million to provide additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $12 million is targeted to maintain and support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2007 will be in the range of $20 million to $22 million, which is targeted to provide regular maintenance and support for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter of 2006 and the planned launch of a new video service offering in 2007. In addition, we expect to invest approximately $6 million in enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash provided by financing activities for the year ended December 31, 2006 aggregated $2.8 million, which primarily represents the following:

•	$172.5 million in gross proceeds from the initial public offering of common stock;

•	$235.0 million in proceeds from the issuance of long-term debt;

•	$139.3 million used to pay off the high yield Floating Rate Notes and accrued interest;

•	$227.3 million used to retire the $225 million second lien credit facility and pay a $2.3 million prepayment penalty;

•	$30.0 million used for the payment of a dividend to the Class B stockholders;

•	$2.9 million used for the payment of debt and equity issuance costs;

•	$5.8 million in payments on senior secured term loans;

•	$0.2 million in excess tax benefits from share-based compensation;

•	$0.2 million net borrowings under capital leases and other debt instruments; and,

•	$0.1 million in proceeds from the exercise of stock options and the issuance of stock through the Employee Stock Purchase Plan.

Net cash used in financing activities for 2005 aggregated $15.8 million for NTELOS Inc., which primarily represents the following:

•	$625.0 million in proceeds from the NTELOS Inc. senior secured credit facilities entered into in February 2005;

•	$171.3 million in payments related to the pay-off in February 2005 of the former NTELOS Inc. credit facilities that were replaced by the NTELOS Inc. senior secured credit facilities;

•	$440.0 million in payments related to our self-tender offer for common stock, warrants and options in connection with the restructuring;

•	$6.7 million in payments on the NTELOS Inc. former credit facilities in connection with certain asset sales and scheduled repayments that were subsequently refinanced in February 2005;

•	$4.0 million in scheduled repayments on the NTELOS Inc. first lien senior secured credit facility entered into in February 2005;

•	$4.7 million in payments related to interest paid on certain interest rate swap obligations that were subsequently refinanced in February 2005 in connection with the restructuring;

•	$12.8 million in payments related to debt issuance costs related to the NTELOS Inc. senior secured credit facilities entered into in February 2005; and,

•	$1.1 million in payments under other debt instruments and $0.1 million of other payments related to financing activities.

As noted above, the cash flows for the period ended December 31, 2005 are for NTELOS Inc. In addition, NTELOS Holdings Corp. invested $125.7 million for the purchase of NTELOS Inc. This was financed by the sale of $120.0 million of common stock and the issuance of $5.7 million in convertible notes. In addition to this, NTELOS Holdings Corp. received $133.7 million from the issuance of Floating Rate Notes which were used to pay a $125.0 million dividend to Class L common stockholders. Finally, the $5.7 million convertible notes were repaid with the proceeds received from agreed upon sale of certain assets from NTELOS Inc.

As of December 31, 2005 and December 31, 2006 we had approximately $28.1 million and $44.2 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $7.4 million and $25.0 million, respectively. Of the cash and cash equivalents on hand on December 31, 2006, $41.0 million was held by NTELOS Inc. and its subsidiaries which is subject to usage restrictions pursuant to the Amended Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our currently foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account possible higher capital expenditure levels during this period than we have had in 2005 and 2006 as we continue to grow our business and evaluate additional growth opportunities, including potential discretionary upgrades to our 3G networks for higher speed data communications applications such as EVDO. If our growth opportunities result in currently unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have grown our cash balance during 2006 to $44.2 million at year end and we believe our cash from operations will continue to grow.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
(In thousands)	Total(2)		Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations(3)	$625,237	(1)	$12,497	$12,574	$600,166	$—
Capital lease obligations(3)	1,286		655	450	181	—
Operating lease obligations	77,227		16,399	28,150	14,529	18,149
Purchase obligations	10,455		10,455	—	—	—

(1)	Represents a $625 million first-lien term loan facility. See Note 4 to our audited consolidated financial statements contained in Part II, Item 8. of our Annual Report on Form 10-K contained herein.
(2)

Excludes certain accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. See Note 12 to our audited consolidated financial statements contained in Part II, Item 8. of our Annual Report filed on Form 10-K contained herein.

(3)	Excludes interest.

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

Principles of Consolidation

We purchased 24.9% of NTELOS Inc. and its subsidiaries on February 24, 2005 and purchased the remaining 75.1% on May 2, 2005. We accounted for the results of operations for NTELOS Inc. from February 24, 2005 through May 1, 2005 using the equity method of accounting. For the period commencing on the May 2, 2005 merger date, we consolidated the financial statements of NTELOS Inc. The consolidated financial statements include the accounts of us, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition Policies

We recognize revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain services that we provide require payment in advance of service performance. In such cases, we record a service liability at the time of billing and subsequently recognize revenue over the service period. We are required to bill customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

With respect to our wireline and wireless businesses, we earn revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are sold at prices below cost, based on the terms of service contract. We recognize the entire cost of the handsets at the time of sale, rather than deferring such costs over the service contract period.

We evaluate related transactions to determine whether they should be viewed as multiple deliverable arrangements which impacts revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value conditional on certain limitations. We have determined that sales of handsets with service contracts related to these sales generated from our retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are recognized at the time of the related wireless handset is sold. However, revenue and certain associated direct costs for activations at third party retail locations are deferred and amortized over the estimated period of the related service revenue as we are not a principal in the transaction to sell the handset. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, we defer these direct activation costs up to but not in excess of the related deferred revenue.

We periodically make claims for recovery of access charges on certain minutes of use terminated by us on behalf of other carriers. We recognize revenue in the period that we are able to reliably estimate, and are assured of the collection of, these claims.

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

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease term. Network plant and equipment are depreciated over various lives from 4 to 40 years, with an average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

Because we applied purchase accounting on the May 2, 2005 merger date, property, plant and equipment and other long-lived assets were adjusted to fair market value on that date and accumulated depreciation and amortization was reset to zero.

We believe that no impairment indicators exist as of December 31, 2006, which would require us to test for impairment in accordance with SFAS No. 144. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

Goodwill and Indefinite-Lived Intangibles

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. We assess the recoverability of indefinite-lived assets whenever adverse events or changes in circumstances indicate that impairment may have occurred and annually on October 1. Based on the results of this testing, goodwill and indefinite-lived intangible assets were determined to be unimpaired at October 1, 2006. The Company reviewed the results of this testing as of December 31, 2006 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2006.

Accounting For Asset Retirement Obligations

Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Accretion expense related to the asset retirement obligations for the period January 14, 2005 (inception) through December 31, 2005 was $0.5 million and for the year ended December 31, 2006 was $0.8 million.

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

Included in certain of the franchise ordinances under which the rural local exchange carriers (“RLEC’s”) operate are clauses that require the removal of the RLEC’s equipment at the termination of the franchise agreement. The Company has not recognized an ARO for these liabilities as the removal of the equipment is not estimable due to an indeterminable end date and the fact that the equipment is part of the public switched telephone network and it is not reasonable to assume the jurisdictions would require its removal.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (Pension Plan) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees employed on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes minimum funding requirements for defined benefit pension plans, historically requiring that the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members of an underfunded plan. Our policy is to make contributions to stay at or above this threshold and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Notice and funding requirements have changed for the 2006 plan year and beyond. The Pension Protection Act of 2006 repealed participant notice requirements for plan years beginning after December 31, 2006, but notice of funding will be required irrespective of funding levels by 2009. This act contains a number of provisions designed to get plans to a fully funded status over a seven year transition period beginning in 2008.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service. Also, the Company has nonqualified pension plans which are accounted for in a manner similar to its Pension Plan.

NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after April 1993 are not eligible for these benefits. The Company’s share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

In September 2006, the FASB issued FASB Statement No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Related to this, employers must recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits. The Company has adopted the provisions of SFAS No. 158 for fiscal year 2006. The adoption of this standard resulted in a net reduction to retirement benefits of $0.8 million, the amount of the previously unrecognized gain, offset by a $0.5 million credit to other comprehensive income, net of $0.3 million of the deferred tax liability.

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

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB opinion No. 25, and its related interpretations. We were required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

Prior to our adoption of SFAS No. 123R, we accounted for stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and followed the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Under the provisions of SFAS No. 123R, our Class A shares and options were designated as liability based awards under the fair value approach. Under this approach, we determined the fair value of these instruments on January 1, 2006. Prior to this, we recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition was required due to the classification of these instruments as liabilities. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

On the February 8, 2006 IPO date, the Class A shares and Class L shares were converted into Class B shares and the Class A options were converted into common stock options. In each case, the instruments went from a liability based classification to an equity based classification as a result of the modification to the awards. The fair value of the unvested Class A shares on February 8, 2006 prior to conversion was $11.31 per share. Immediately after conversion, the Class B shares’ fair value was $12.00 per share. The difference in fair value before and after the conversion (approximately $0.3 million) is being recognized in non-cash compensation over the remaining vesting period. Future compensation became fixed based on the post conversion fair value of both the Class B shares and common stock options. We have elected to recognize this compensation over the future service period ratably.

Non-cash compensation charges were $13.2 million for the year ended December 31, 2006. Non-cash compensation for the years 2007 through 2010 will be approximately $3.6 million, $1.4 million, $0.3 million and less than $0.1 million, respectively, related to capital stock and stock options outstanding as of December 31, 2006.

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

The per share values used for the September and October 2005 equity transactions were determined based on the formula used to value our acquisition of NTELOS Inc. However, because the September 2005 stock issuance and option grant were during the third quarter 2005, they were based on our operating results for the June 30, 2005 trailing year. Therefore, the increase in valuation of the Class A common stock in September 2005 compared to the valuation when we acquired NTELOS Inc. in May 2005 was due in part to an increase in our operating performance during such period, which exceeded our performance goals. The October 2005 option grant was valued based on the September valuation as adjusted to estimate the additional increase expected in the trailing year operating performance through September 30, 2005.

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

For purposes of recording compensation expense related to our Class A common stock and options, we determined the pre-split fair value to be $1.53, $9.20 and $13.66 per share as of June 30, 2005, September 30, 2005 and December 31, 2005, respectively. This resulted in non-cash compensation expense of approximately $3.7 million for the period May 2, 2005 through December 31, 2005. We performed these valuations retrospectively. While these values are consistent with the transaction date valuations discussed above, the reporting date valuation method concentrated on the income approach. Various assumptions, including discount rates, were adjusted at each period to account for the changes in our operating plan, changes in the market and the progress of our initial public offering as we engaged underwriters during the third quarter and subsequently filed the registration statement covering such initial public offering. We believe this valuation approach is consistent with valuation methodologies applied to other similar companies for financial reporting purposes pursuing an initial public offering.

Significant factors contributing to the difference between fair value as of the date of the sale of our Class A common stock and each of our grants of options to purchase Class A common stock and the initial public offering price include the following: our improved operating results, which results in a disproportionately higher increase in the value of our common equity; our successful completion of our Floating Rate Senior Notes offering in October 2005, which offers an indication of the market’s demand for our securities; the fact that there would be a public market for our common equity upon consummation of this proposed initial public offering; improved market valuations of comparable companies in our markets since the September and October option grants; and significant recent merger activity in the wireless industry.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. Generally, FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company currently recognizes the benefits of tax positions that are considered to have a “probable” likelihood of being sustained by the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. The Company will adopt the provisions of FIN No. 48 in its first fiscal quarter of 2007. We are currently evaluating certain deductions on prior returns to determine if they meet the new reporting threshold. Additionally, we are still evaluating the effects of certain NOL limitations. We anticipate that any required adjustments for NOLs would be reflected as an adjustment to goodwill. We do not believe that the adoption of FIN No. 48 will have an adverse effect on the financial position, results of operations or cash flows of the Company.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of December 31, 2006, $625.2 million was outstanding under the First Lien Term Loan. As of December 31, 2006, NTELOS Inc. achieved a leverage ratio of 3.5:1.0 and an interest coverage ratio of 3.6:1.0, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.3 million as of December 31, 2006.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 2.64% for the initial calculation period and 5.36% as of December 31, 2006. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults.

At December 31, 2006, we had a $3.9 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $3.9 million above its face value. At December 31, 2006, our senior bank debt of $625.2 million is $312.7 million over the swap agreement.

At December 31, 2006, our financial assets included cash and cash equivalents of $44.2 million. Our primary investment at December 31, 2005 was a $2.8 million investment in RTB stock. Redemption certificates were filed during the first quarter of 2006 which resulted in a $1.7 million gain. In April 2006, $4.5 million of proceeds were received. Other securities and investments totaled $0.3 million at December 31, 2006.

The following sensitivity analysis indicates the impact at December 31, 2006, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates or, in the case of the swap agreement, a one percent increase and a one percent decrease in the interest rates:

(In millions)	Book Value	Fair Value	Fair Value assuming noted decrease in market pricing	Fair Value assuming noted increase in market pricing
Senior credit facility	$625.2	$626.8	$643.7	$610.4
Capital lease obligations	1.3	1.3	1.4	1.2
Interest rate swaps	3.9	3.9	0.3	7.3

Item 8. Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements

NTELOS Holdings Corp.

Independent Registered Public Accountants’ Report	74

Consolidated Balance Sheets as of December 31, 2006 and 2005	75

Consolidated Statements of Operations for the year ended December 31, 2006 and for the period January 14, 2005 (inception) through December 31, 2005	77

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the period January 14, 2005 (inception) through December 31, 2005	78

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2006 and for the period January 14, 2005 (inception) through December 31, 2005	79

Notes to Consolidated Financial Statements	80

NTELOS Inc.

Independent Registered Public Accountants’ Report	106

Consolidated Statements of Operations for the Predecessor Company for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004	107

Consolidated Statements of Cash Flows for the Predecessor Company for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004	108

Consolidated Statements of Shareholders’ Equity (Deficit) for the Predecessor Company for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004	109

Notes to Consolidated Financial Statements	110

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended December 31, 2006 and the period January 14, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period January 14, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ KPMG LLP

March 12, 2007

Richmond, Virginia

NTELOS Holdings Corp.

Consolidated Balance Sheets

(In thousands)	December 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$44,180	$28,134
Accounts receivable, net of allowance of $11,412 ($13,035 in 2005)	38,396	37,691
Inventories and supplies	5,471	3,419
Other receivables and deposits	3,777	3,817
Prepaid expenses and other	6,562	5,593

	98,386	78,654

Securities and Investments
Interest rate swap	3,874	4,120
Securities and investments	294	3,042

	4,168	7,162

Property, Plant and Equipment
Land and buildings	36,736	33,903
Network plant and equipment	402,393	320,690
Furniture, fixtures and other equipment	38,312	33,081

Total in service	477,441	387,674
Under construction	12,370	20,443

	489,811	408,117
Less accumulated depreciation	113,039	47,975

	376,772	360,142

Other Assets
Goodwill	151,976	162,395
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $23,671 ($9,470 in 2005)	99,379	113,580
Radio spectrum licenses in service	114,102	114,051
Radio spectrum licenses not in service	18,250	15,581
Other radio spectrum licenses	1,344	1,344
Deferred charges	4,470	10,934

	421,521	449,885

	$900,847	$895,843

See accompanying Notes to Consolidated Financial Statements

NTELOS Holdings Corp.

Consolidated Balance Sheets

(In thousands, except par value per share amounts)	December 31, 2006	December 31, 2005
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$13,152	$4,513
Accounts payable	25,209	30,628
Advance billings and customer deposits	16,709	16,112
Accrued payroll	10,021	11,164
Accrued interest	305	161
Deferred revenue	683	933
Accrued operating taxes	3,584	3,138
Other accrued liabilities	3,749	4,613

	73,412	71,262

Long-term Liabilities
Long-term debt	613,371	754,871
Other long-term liabilities:
Retirement benefits	33,062	34,389
Deferred income taxes	7,799	12,448
Long-term deferred liabilities	17,986	16,816
Income tax payable	2,576	—
Class A common stock deposit	419	4,530

	675,213	823,054

Minority Interests	457	429

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 41,965 shares issued and outstanding in 2006	157,376	—
Class L common stock, par value $.01 per share, authorized 14,000 shares in 2005; 11,364 shares issued and outstanding in 2005	—	—
(Accumulated deficit) retained earnings	(6,087)	1,098
Accumulated other comprehensive income	476	—

	151,765	1,098

	$900,847	$895,843

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Operations

(In thousands except per share amounts)	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Operating Revenues
Wireless communications	$322,329	$190,477
Wireline communications	116,925	74,813
Other communication services	822	569

	440,076	265,859

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	68,413	38,582
Maintenance and support (inclusive of non-cash compensation expense of $1,087 for 2006 and $305 for 2005)	78,016	46,821
Customer operations (inclusive of non-cash compensation expense of $1,448 for 2006 and $389 for 2005)	99,998	63,330
Corporate operations (inclusive of non-cash compensation expense of $10,702 for 2006 and $3,036 for 2005)	34,398	22,434
Depreciation and amortization	84,921	59,103
Accretion of asset retirement obligations	816	489
Capital restructuring charges	—	183
Termination of advisory agreements	12,941	—

	379,503	230,942

Operating Income	60,573	34,917

Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	(1,213)
Interest expense	(59,850)	(34,338)
(Loss) gain on interest rate swap	(246)	4,780
Gain on sale of investment	1,723	—
Other income	2,833	1,595

	(55,540)	(29,176)

	5,033	5,741

Income Tax Expense	12,190	4,591

	(7,157)	1,150

Minority Interests in Earnings of Subsidiaries	(28)	(52)

Net (Loss) Income	(7,185)	1,098

Dividend distribution preference on Class B shares	(30,000)	—

(Loss) Income Applicable to Common Shares	$(37,185)	$1,098

Basic and Diluted (Loss) Earnings per Common Share:
(Loss) Income per share—basic	$(0.95)	$0.05
(Loss) Income per share—diluted	$(0.95)	$0.05

Average shares outstanding—basic	39,231	20,646
Average shares outstanding—diluted	39,231	22,434

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Cash flows from operating activities
Net (loss) income	$(7,185)	$1,098
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of investment	(1,723)	—
Depreciation	70,739	49,633
Amortization	14,182	9,470
Accretion of asset retirement obligations	816	489
Deferred income taxes	8,611	3,954
Loss (gain) on interest rate swap instrument	246	(4,780)
Interest paid-in-kind on the floating rate notes	677	3,579
Prepayment penalty from early debt repayment recorded in interest expense	2,250	—
Common stock and stock options non-cash compensation expense	13,237	3,730
Retirement benefits and other	3,841	5,492
Excess tax benefits from share-based compensation	(155)	—
Amortization and write-off of loan origination costs and debt discount	6,778	—
Equity share of net loss from NTELOS Inc.	—	1,213
Changes in assets and liabilities from operations:
Increase in accounts receivable, net	(705)	(5,223)
(Increase) decrease in inventories and supplies	(2,052)	677
(Increase) decrease in other current assets	(929)	451
Changes in income taxes	2,576	6,402
(Decrease) increase in accounts payable	(4,940)	9,254
Decrease in other current liabilities	(2,272)	(2,351)
Retirement benefit contributions and distributions	(6,962)	(1,699)

Net cash provided by operating activities	97,030	81,389

Cash flows from investing activities
Purchases of property, plant and equipment	(86,607)	(69,073)
Proceeds from sale of investments	4,648	483
Purchase of ownership interest in NTELOS Inc. including closing costs of $12.1 million, net of cash acquired	—	(103,765)
Purchase of radio spectrum licenses	(2,295)	—
Other	464	—

Net cash used in investing activities	(83,790)	(172,355)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	172,500	—
Proceeds from issuance of long-term debt	235,000	—
Payment of high yield notes	(139,257)	—
Loan repayment and prepayment penalty associated with early debt repayment	(227,250)	—
Scheduled repayments on senior secured term loans	(5,763)	(3,000)
Payment of dividend distribution preference to Class B stockholders	(30,000)	—
Proceeds from membership contributions	—	119,979
Proceeds from issuance of convertible notes	—	5,755
Payment of convertible notes and accrued interest	—	(5,755)
Proceeds from issuance of floating rate notes	—	133,650
Preference dividend to Class L common stockholders	—	(124,999)
Debt and equity issuance costs	(2,855)	(5,882)
Excess tax benefits from share-based compensation	155	—
Other	276	(648)

Net cash provided by financing activities	2,806	119,100

Increase in cash and cash equivalents	16,046	28,134
Cash and cash equivalents:
Beginning of period	28,134	—

End of period	$44,180	$28,134

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Stockholders’ Equity

(In thousands)	Shares			Membership Interests— Project Holdings LLC	Class L	Class B	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common	Class L	Class B
Balance, January 14, 2005 (inception)	—	—	—	$—	$—	$—	$—	$—	$—	$—
Sale of membership interests	100			35,690						35,690
Conversion of membership interests of Project Holdings LLC to Class L shares in NTELOS Holdings Corp.	(100)	3,245		(35,690)	35,690					—
Purchase of the remaining 75.1% equity interest in NTELOS Inc.		8,119			89,309					89,309
Preference dividend to Class L common stockholders					(124,999)					(124,999)
Comprehensive income: Net income								1,098		1,098

Balance, December 31, 2005	—	11,364	—	$—	$—	$—	$—	$1,098	$—	$1,098

Initial public offering of common stock, net of closing costs	15,375						169,764			169,764
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)	26,493			13,970				13,970
Class B common stock dividend distribution preference							(30,000)			(30,000)
Conversion of shares of Class B common stock to shares of common stock	26,493		(26,493)			(15,491)	15,491			—
Non-cash compensation						1,521	1,857			3,378
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises							155			155
Shares issued through the Employee Stock Purchase Plan and stock options exercised	97						109			109
Comprehensive Loss:
Net loss								(7,185)		(7,185)
Unrecognized gain from defined benefit plans, net of $304 of deferred income taxes									476	476

Balance, December 31, 2006	41,965	—	—	$—	$—	$—	$157,376	$(6,087)	$476	$151,765

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. and its subsidiaries, is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity network services and broadband Internet access (such as DSL and dedicated access). Holdings Corp. does not have any independent operations.

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

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The offering consisted of 14,375,000 shares of common stock sold on February 13, 2006 and 1,000,000 shares of common stock sold on March 15, 2006 pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million of underwriting fees. The Company incurred other closing costs associated with this transaction totaling $2.7 million, all of which had been paid by December 31, 2006. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with CVC and Quadrangle. The Company used $143.9 million of the net proceeds to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on the Company’s Class B common stock on June 6, 2006.

Note 2. Significant Accounting Policies

Accounting Estimates

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

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2006. Wireline revenues were previously reported net of certain long distance network expenses in the Competitive segment. In 2006, we determined that reclassification of these costs to maintenance and support would be more consistent with industry practice. These expenses totaled $2.4 million for 2006 and $1.4 million for the period May 2, 2005 through December 31, 2005.

Principles of Consolidation

The Company purchased a 24.9% ownership interest in NTELOS Inc. and its subsidiaries on February 24, 2005 and purchased the remaining 75.1% ownership interest on May 2, 2005. The Company accounted for the

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

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

Summarized financial information for NTELOS Inc. for the period February 24, 2005 through May 1, 2005 is contained in the following table:

Summarized Statement of Operations Information

(In thousands, except loss per share amount)	February 24, 2005 through May 1, 2005
Operating revenues	$70,453
Operating income	6,293
Net loss	(4,873)
Company’s share of net loss recorded as equity loss from NTELOS Inc.	$(1,213)
Basic and Diluted Earnings per Class L common share:
Loss per share	$(0.17)
Average shares outstanding—basic and diluted	6,972

Revenue Recognition

The Company recognizes revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue over the service period. The Company is required to bill customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

With respect to the Company’s wireline and wireless businesses, the Company earns revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale, rather than deferring such costs over the service contract period.

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements which impacts revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are recognized at the time of the related wireless handset is sold. However, revenue and certain associated direct costs for activations at third party retail locations are deferred and amortized over the

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

estimated period of the related service revenue as the Company is not a principal in the transaction to sell the handset. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is able to estimate and is assured of the collection of these claims.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2006 and 2005, total cash equivalents, consisting of amounts invested in a temporary business investment deposit account, were $40.2 million and $24.1 million, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the year ended December 31, 2006 was $6.3 million and bad debt expense for the consolidated period May 2, 2005 through December 31, 2005 was $5.7 million.

Securities and Investments

Investments held by the Company are typically required holdings purchased in connection with debt instruments or are acquired through settlement of a receivable. The Company’s current senior debt agreement prohibits speculative investment purchases. Management’s policy for investments is to determine the appropriate classification of securities at the date of purchase and continually thereafter. As of December 31, 2006 and 2005, all investments are accounted for under the cost method as the Company does not have significant ownership in equity securities and there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value.

Property, Plant and Equipment and Other Long-Lived Assets

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

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 4 to 40 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At the October 1, 2006 testing date, no indicators existed that would trigger impairment.

The following table presents the activity in goodwill for the year ended December 31, 2006 and for the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)	2006	2005
Goodwill, beginning of period	$162,395	$—
Acquisition of NTELOS Inc.	—	167,968
Pre-acquisition deferred tax and deferred compensation adjustments	(5,575)	(5,573)
Elimination of pre-acquisition deferred tax asset valuation allowance	(4,844)	—

Goodwill, end of period	$151,976	$162,395

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2006 and 2005, other intangibles were comprised of the following:

	Estimated Life	2006		2005
(Dollars in thousands)		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$22,597	$113,400	$9,040
Trademarks	15 yrs.	$9,650	$1,074	$9,650	$430

We amortize our definite-lived intangible assets using the straight-line method. Amortization expense for the year ended December 31, 2006 was $14.2 million and was $9.5 million for the period January 14, 2005 (inception) through December 31, 2005. Amortization expense for the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2007	$13,558	$645	$14,203
2008	12,758	645	13,403
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	12,491	645	13,136

Accounting for Asset Retirement Obligations

The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time an asset is acquired. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

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

Included in certain of the franchise ordinances under which the rural local exchange carriers (“RLEC’s”) operate are clauses that require the removal of the RLEC’s equipment at the termination of the franchise agreement. The Company has not recognized an ARO for these liabilities as the removal of the equipment is not estimable due to an indeterminable end date and the fact that the equipment is part of the public switched telephone network and it is not reasonable to assume the jurisdictions would require its removal.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in long-term deferred liabilities:

(In thousands)	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Asset retirement obligations, beginning	$8,419	$7,341
Additional asset retirement obligations recorded, net	608	589
Accretion of asset retirement obligations	816	489

Asset retirement obligations, ending	$9,843	$8,419

Inventories and Supplies

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

Deferred Financing Costs

Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, over a period equal to the term of the related debt instrument.

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred. Advertising expense for the year ended December 31, 2006 and for the period May 2, 2005 through December 31, 2005 were $12.3 million and $8.7 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (Pension Plan) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Pension Plan was closed to NTELOS Inc. employees employed on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes minimum funding requirements for defined benefit pension plans, historically requiring that the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members of an underfunded plan. Our policy is to make contributions to stay at or above this threshold and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service. Also, the Company has nonqualified pension plans that it accounts for similar to it’s Pension Plan.

NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after April 1993 are not eligible for these benefits. The Company’s share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

In September 2006, the FASB issued FASB Statement No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Related to this, employers must recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits. The Company has adopted the provisions of SFAS No. 158 for fiscal year 2006. The adoption of this standard resulted in a net reduction to retirement benefit obligations of $0.8 million, the amount of the previously unrecognized gain, offset by a $0.5 million credit to other comprehensive income, net of a $0.3 million deferred tax liability.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Upon adoption of SFAS No. 123R, the Company was required to account for the Class A shares and options as liability-classified awards under the fair value approach. Under this approach, the Company determined the fair value of these instruments on January 1, 2006 as a basis for recognizing non-cash compensation over the

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

service period (period of employment over which the instruments vest). Prior to implementing SFAS No. 123R, the Company recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition continued to be required as long as these instruments were classified as liabilities. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

On the February 8, 2006 IPO date, the Class A shares and Class L shares were converted into Class B shares and the Class A options were converted into common stock options. In each case, the instruments changed from a liability-based classification to an equity-based classification as a result of the modifications to the awards. The fair value of the unvested Class A shares was $11.31 per share on February 8, 2006 prior to conversion. Immediately after conversion, the related Class B shares’ fair value was $12.00 per share. The difference in fair value before and after the conversion (approximately $0.3 million) is being recognized in non-cash compensation over the remaining vesting period. Future compensation became fixed based on the post conversion fair value of both the unvested Class B shares and common stock options. The Company has elected to recognize this compensation ratably over the future service period.

The fair value of the Class A shares and options was estimated at the respective measurement date using the Black-Scholes option-pricing model with the following assumptions: (i) a dividend rate of 0%; (ii) a risk-free interest rate ranging from 4.40% to 4.80%; (iii) an expected life of five years; and (iv) a price volatility factor ranging from 30.1% to 69.1%.

The impact of the adoption of SFAS No. 123R for the year ended December 31, 2006 was not material.

Earnings (Loss) Per Common Share

Earnings per share is calculated based on the relative terms of the underlying stock agreements and therefore, the weighted average share counts have been adjusted to reflect the series of conversions and the split which occurred commensurate with the IPO.

For purposes of calculating weighted average shares to be used in both the basic and diluted earnings per share calculation for 2005, the Company’s calculations are based on the period beginning on February 24, 2005, the date of our initial investment in NTELOS Inc. and commencement of our operations.

Fair Value Of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

The Company measures all derivatives at fair value based on dealer quotes and recognizes them as either assets or liabilities on the Company’s balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 7).

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. Generally, FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Previously, the Company recognized the benefits of tax positions that were considered to have a “probable” likelihood of being sustained by the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. The Company will adopt the provisions of FIN No. 48 in its first fiscal quarter of 2007. The Company is currently evaluating certain deductions on prior returns to determine if it meets the new reporting threshold. Additionally, the Company is still evaluating the effects of certain NOL limitations. The Company anticipates that any required adjustments for NOLs would be reflected as an adjustment to goodwill. The Company does not believe that the adoption of FIN No. 48 will have an adverse effect on the financial position, results of operations or cash flows on the Company.

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB No. 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its results of operations and financial position.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures, as described below.

Wireless PCS: The Company’s wireless PCS business carries digital phones and services, marketed in the retail and business-to-business channels throughout much of Virginia and West Virginia. The Company’s

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

wireless PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a populated area of 3.5 million people primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The region was added in July 2000 from the PrimeCo VA acquisition. The Virginia West market currently serves a populated area of 2.2 million people in central and western Virginia primarily through the Virginia PCS Alliance, L.C. (“VA Alliance”), a 97% majority owned Limited Liability Company. The West Virginia market is served by West Virginia PCS Alliance, L.C. (“WV Alliance”), a wholly owned Limited Liability Company, and currently covers a populated area of 1.6 million people primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a populated area of approximately 1.4 million people.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a Strategic Network Alliance with Sprint Nextel, which West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and NTELOS Inc. entered into in June 2004. Revenue from this wholesale service agreement was $76.7 million for the year ended December 31, 2006 and $43.0 million for the period May 2, 2005 through December 31, 2005.

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

Competitive wireline: In addition to the RLEC services, the Company directly or indirectly owns 1,900 route-miles of fiber optic network and provides transport services for long distance, Internet and private network services. Much of this network is located within regions in which the Company sells products and services or provides connections for and between markets the Company serves. Much of the Company’s network is connected and marketed through Valley Network Partnership (“ValleyNet”), a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Charleston, WV.

The Company also offers competitive local exchange carrier (“CLEC”) services. Through its wholly owned subsidiaries certified in Virginia, West Virginia and Tennessee, it currently provides CLEC service in 16 geographic markets. The Company has a facilities-based strategy, offering broadband service applications such as Ethernet, PRI connections and competitive access utilizing its fiber network. Also within this segment, the Company provides Internet access services through a local presence in 54 markets in Virginia, West Virginia and Tennessee. The Company’s focus with Internet is on broadband service offerings. Metro Ethernet, dedicated high-speed access, integrated access, digital subscriber line (“DSL”) and portable broadband are the primary broadband products. These operations are managed as one consolidated operation within a single segment due to the interdependence of network and other assets and functional support.

Other: Other communications services (“Other”) includes certain unallocated corporate related items that do not provide direct benefit to the operating segments and non-cash compensation charges, as well as results from the Company’s paging and other communication services businesses, which are not considered separate reportable segments. Total unallocated corporate operating expenses were $4.2 million for the year ended December 31, 2006. Additionally, the Company recorded $0.5 million of advisory fees in the first quarter of 2006, a termination of the advisory agreement fee of $12.9 million in the first quarter of 2006, and non-cash

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

compensation of $13.2 million for the year ended December 31, 2006, none of which was allocated. Total unallocated corporate operating expenses were $7.3 million for the period May 2, 2005 through December 31, 2005, inclusive of $1.3 million of advisory fees and $3.7 million of Class A common stock and option non-cash compensation charges.

The Company has one customer that accounted for 20% and 18% of its revenues for the year ended December 31, 2006 and the period May 2, 2005 through December 31, 2005, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. On the consolidated statement of operations, the wireless communications revenue caption is exclusively comprised of the wireless PCS segment and the wireline communications revenue caption is comprised of the rural telephone company, or RLEC, and the Competitive wireline segments.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
As of and for the year ended December 31, 2006
Operating revenues	$322,329	$60,767	$56,158	$822	$440,076
Operating income (loss)	52,799	32,243	6,598	(31,067)	60,573
Depreciation and amortization	58,453	14,356	11,800	312	84,921
Accretion of asset retirement obligations	790	13	37	(24)	816
Termination of advisory agreements	—	—	—	12,941	12,941
Non-cash compensation charges	—	—	—	13,237	13,237

Goodwill	97,951	33,348	20,677	—	151,976
Total segment assets	518,720	195,595	102,859	1,105	818,279
Corporate assets					82,568

Total assets					$900,847

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
As of December 31, 2005 and for the period May 2, 2005 through December 31, 2005
Operating revenues	$190,477	$38,153	$36,660	$569	$265,859
Operating income (loss)	20,082	18,036	5,231	(8,432)	34,917
Depreciation and amortization	40,005	10,560	7,809	729	59,103
Accretion of asset retirement obligations	468	9	28	(16)	489
Non-cash compensation charges	—	—	—	3,730	3,730
Capital restructuring charges	—	—	—	183	183

Goodwill	101,821	33,299	21,483	5,792	162,395
Total segment assets	515,239	204,005	102,468	1,288	823,000
Corporate assets					72,843

Total assets					$895,843

For the period January 14, 2005 through May 1, 2005, the only activity on the Holdings Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations. Depreciation related to corporate assets is allocated to the operating segments and was $3.2 million and $1.5 million for the year ended December 31, 2006 and for the period May 2, 2005 through December 31, 2005, respectively.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Note 4. Long-Term Debt

As of December 31, 2006 and December 31, 2005, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2006	December 31, 2005
First lien term loan	$625,237	$396,000
Second lien term loan	—	225,000
Floating rate senior notes (including accrued interest of $3.6 million at December 31, 2005)	—	137,265
Capital lease obligations	1,286	1,119

	626,523	759,384
Less: current portion of long-term debt	13,152	4,513

Long-term debt	$613,371	$754,871

Long-term debt, excluding capital lease obligations

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement” or “First Lien Term Loan”). Borrowings under the Amended Credit Agreement amount to $630 million, consisting of (i) $235 million of new borrowings, the proceeds of which were used to retire the prior $225 million second lien credit facility (which carried an interest rate of 5.0% above the Eurodollar rate), (ii) the refinancing of $395 million of prior first lien borrowings and (iii) the payment of other costs associated with the borrowing, including a $2.25 million prepayment penalty on the second lien credit facility which is included in interest expense for the year ended December 31, 2006. The Amended Credit Agreement also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), none of which has been drawn upon in 2006. As permitted under the Amended Credit Agreement, NTELOS Inc. paid a dividend to the Company of $16.0 million on June 6, 2006.

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. For the year ended December 31, 2006, the Company is required to make a mandatory “excess cash flow” payment of $6.2 million on March 31, 2007 which is included in current portion of long-term debt on the December 31, 2006 consolidated balance sheet. The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate for periods in which NTELOS Inc.’s leverage ratio is equal to or less than 4.00:1.00 as measured at the end of each quarter. NTELOS Inc.’s leverage ratio was below 4.00:1.00 as of March 31, 2006 and thereafter. Accordingly, for periods prior to this date, the interest rate was higher by 25 basis points. The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. Additionally, if NTELOS Inc.’s leverage ratio were to increase above 4.00:1.00, the interest rate would increase by 25 basis points. At December 31, 2006, NTELOS Inc.’s total debt to outstanding EBITDA was 3.55:1.00.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of calculated excess cash flow. NTELOS Inc. incurred an amendment fee and costs of approximately $1.0 million in connection with this amendment which will be amortized to interest expense over the remaining life of the Amended Credit Agreement.

NTELOS Inc. incurred deferred debt issuance costs of approximately $0.9 million related to the Amended Credit Agreement which are being amortized to interest expense over the life of the Amended Credit Agreement, resulting in a charge of $0.1 million for the period from June 1, 2006 to December 31, 2006.

On October 17, 2005, the Company issued $135 million in Floating Rate Senior Notes (the “Floating Rate Notes”) at 99% of par. The Floating Rate Notes bore interest at a rate per annum, reset quarterly, equal to 12.9% for the period from October 17, 2005 to January 15, 2006. Interest due on January 15, 2006 was paid in kind resulting in a $4.3 million increase to the par value of the Floating Rate Notes. The interest rate was reset and the Floating Rate Notes bore interest at a rate per annum of 13.35% for the period from January 16, 2006 to April 15, 2006. The Company completed its IPO on February 8, 2006 and a portion of the proceeds from this offering were used to repay the Floating Rate Notes in full on April 15, 2006, including unpaid interest thereon, totaling $143.9 million. The $1.3 million balance of the original $1.4 million discount associated with the issue price was written-off in connection with the repayment. Accretion of the discount from January 1, 2006 through April 15, 2006 was $0.1 million and was less than $0.1 million from October 17, 2005 through December 31, 2005. The Company incurred $5.4 million of related deferred debt issuance costs that were being amortized to interest expense over the life of the Floating Rate Notes. Amortization relating to these costs from January 1, 2006 through the repayment date was $0.1 million and was $0.1 million from October 17, 2005 through December 31, 2005, and the $5.1 million balance of deferred issuance costs was written off on the repayment date. All of these accretions and write-offs which totaled approximately $6.8 million in 2006 are reflected in interest expense in the consolidated statement of operations.

The aggregate maturities of long-term debt outstanding at December 31, 2006, excluding capital lease obligations, based on the contractual terms of the instruments are $12.5 million in 2007, $6.3 million per year in 2008 and 2009, $153.6 million in 2010 and $446.6 million thereafter.

The Company’s blended average interest rate on its long-term debt as of December 31, 2006 is 6.9%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles used in its operations with lease terms of four to five years. At December 31, 2006, the net present value of these future minimum lease payments is $1.3 million, which is net of the amounts representing interest of $0.1 million. As of December 31, 2006, the principal portion of these obligations are due as follows: $0.7 million in 2007, $0.3 million in 2008, $0.1 million per year in 2009 and 2010 and less than $0.1 million thereafter.

Note 5. Convertible Notes Payable to Stockholders

The Company issued 10% convertible notes to certain of its stockholders on May 2, 2005, the proceeds of which were used toward financing the acquisition (Note 1). The notes were issued at face value, accrued interest quarterly at a rate of 10% per annum and were due in five years. The notes were required be prepaid in whole or

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

in part without premium or penalty upon receipt of cash from a $5.6 million income tax receivable and $0.2 million of expected proceeds from a pending asset sale. These proceeds were received and the notes were settled in December 2005.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Cash payments for:
Interest	$51,005	$31,206
Income taxes	1,140	965
Cash received from income tax refunds	220	7,469

Interest payments in the above table are net of $3.1 million related to net interest received on the interest rate swap agreements for the year ended December 31, 2006 and include $1.4 million related to interest paid on the interest rate swap agreements for the period January 14, 2005 through December 31, 2005.

Pursuant to the transaction agreement entered into on January 18, 2005, NTELOS Inc. was required to move proceeds from the sale of certain assets into a segregated account and disbursed these funds on the May 2, 2005 merger closing date as part of the consideration used to purchase the remaining security interest not owned by the Buyers. The amount paid to the former NTELOS Inc. shareholders from this account was $25.0 million.

The Company received $7.5 million in income tax refunds in December 2005. This was related to a regular income tax receivable of $5.6 million discussed in Note 5, a refund for AMT carrybacks of $1.8 million (which was recorded as a reduction of Goodwill) and $0.1 million of interest income.

Note 7. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. The following is a summary by balance sheet category:

Cash and Short-Term Investments

The carrying amount approximates fair value because of the short-term maturity of those instruments.

Long-Term Investments

At December 31, 2006, the Company has an investment in CoBank, ACB (“CoBank”) of $0.2 million and miscellaneous other investments. At December 31, 2005, the Company’s primary investment security was $2.8 million of Class C stock holdings in the Rural Telephone Bank (“RTB”). All of the investments carried under the cost method at December 31, 2006 and 2005 and are high quality instruments.

Interest Rate Swaps

In February 2005, NTELOS Inc. entered into an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

its long-term debt from variable to fixed rates. This swap agreement has maturities up to three years and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 4.53% on December 31, 2005 and 5.36% on December 31, 2006. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swap.

On December 31, 2006 and December 31, 2005, the swap agreement had a fair value of a $3.9 million and $4.1 million asset, respectively. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore records the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

The fair value of the interest rate swap agreement is based on a dealer quote. Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company is exposed to credit loss on its interest rate swap agreement to the extent the fair value of the swap is an asset. Therefore, at December 31, 2006, the Company’s credit exposure was $3.9 million.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Board of Directors.

Debt Instruments

On December 31, 2006, the Company’s First Lien Term Loan totaled $625.2 million. Of this amount, $312.7 million was not subject to the swap agreement. Therefore, the Company has variable interest rate exposure related to this amount. As indicated in the table below, the Company believes the face value of the senior debt approximates its fair value.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2006 and 2005.

Financial Instruments (In thousands)	Face amount			Carrying amount		Fair value
December 31, 2006
Nonderivatives:
Financial assets:
Cash and short-term investments		$44,180			$44,180	$44,180
Long-term investments for which it is:
Practicable to estimate fair value	$	N/A			$—	$—
Not practicable to estimate fair value	$	N/A			$294	$294
Financial liabilities:
Senior credit facility		$625,237			$625,237	$626,800
Capital lease obligations		$1,286			$1,286	$1,286
Derivatives relating to debt:
Interest rate swaps—asset		$312,500	*		$3,874	$3,874

December 31, 2005
Nonderivatives:
Financial assets:
Cash and short-term investments		$28,134			$28,134	$28,134
Long-term investments for which it is:
Practicable to estimate fair value	$	N/A			$2,927	$2,927
Not practicable to estimate fair value	$	N/A			$115	$115
Financial liabilities:
Senior credit facility		$621,000			$621,000	$628,481
Capital lease obligations		$1,119			$1,119	$1,119
Floating rate senior notes (inclusive of interest paid in-kind)		$135,000			$137,265	$138,283
Derivatives relating to debt:
Interest rate swaps—asset		$312,500		*$	4,120	$4,120

*	Notional amount

Note 8. Securities and Investments

At December 31, 2006, the Company has an investment in CoBank, ACB (“CoBank”) with a carrying value of $0.2 million primarily related to patronage distributions of restricted equity. This is a required investment related to the portion of the First Lien Term Loan held by CoBank.

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

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stockholders’ Equity

The Company’s authorized capital consists of preferred stock and common stock. As of December 31, 2006, the following preferred and common stock were authorized and outstanding:

(In thousands)	Shares Authorized	Shares Outstanding
Preferred stock	100	—
Common stock	55,000	41,965

At December 31, 2005, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument that was classified as a liability based on its attributes. During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of its common stock. In conjunction with the IPO, each share of our Class L common stock and Class A common stock was converted into approximately 2.15 shares of Class B common stock, or 26.5 million shares of Class B common stock, and each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock. Additionally, on February 13, 2006, the $6.0 million outstanding Class L share distribution preference was converted into additional Class B shares. Including this distribution preference, the conversion ratio for the Class L shares was 2.19.

The Class B common stock was issued with a $30 million ($1.13 per share) distribution preference. On June 1, 2006, the board of directors declared the payment of a $30 million cash dividend on its Class B common stock, and paid the cash dividend on June 6, 2006. The payment of the dividend represented the payment in full of the Class B distribution preference provided for in the Company’s Restated Certificate of Incorporation. All of the Class B shares were converted into shares of common stock on a one-for-one basis by December 31, 2006. This increased the number of shares of the outstanding class of common stock from 15,375,000 to approximately 41,965,000, inclusive of approximately 94,000 shares of common stock issued from the exercise of stock options during the period and approximately 3,000 shares of common stock issued through the employee stock purchase plan (Note 10). In the fourth quarter of 2006, the Class B common stock instrument was retired. As a result, the Company’s Restated Certificate of Incorporation has been amended so as to effect a reduction in the authorized number of shares of the Company by the elimination of the Class B common stock.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock and substantially all of the options became 25% vested on that date. The repurchase rights related to the original Class A instruments continue for the remaining portion of the shares that were converted to common stock, with an additional 25% expiring in May 2007 and the final 25% expiring in May 2008. As a result of the acceleration in the expiration of the repurchase rights and option vesting, coupled with the continued increase in these instruments fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2005 and 2006 as applicable, discussed in Note 10) were $13.2 million for the year ended December 31, 2006 and $3.7 million for the period May 2, 2005 through December 31, 2005. Future charges for non-cash compensation related to instruments outstanding at December 31, 2006 for the years 2007 through 2010 are estimated to be $3.6 million, $1.4 million, $0.3 million and less than $0.1 million, respectively.

The common shares for which the repurchase rights continue have the same conditions related to termination of an employee as did the converted Class A shares. Until such time as the repurchase rights expire, the unvested portion of the common shares continues to be classified as a long-term liability. The Company and/

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

or, if approved by the board of directors, the holders of the former Class B shares have the right and option to repurchase within 90 days of the termination date (on a pro-rata basis) the unvested portion of the employees’ former Class B shares at adjusted cost price (as defined in the Company’s Amended and Restated Shareholders Agreement entered into in connection with the IPO).

The computations of basic and diluted earnings per share for the year ended December 31, 2006 and the period January 14, 2005 (inception) through December 31, 2005 are as follows:

(In thousands)	2006	2005
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$(37,185)	$1,098

Denominator:
Total shares outstanding (after effect of split and conversion for all periods presented)	41,965	25,993
Less: unvested shares	(789)	(1,579)
Less: effect of calculating weighted average shares	(1,945)	(3,768)

Denominator for basic earnings per common share—weighted average shares outstanding	39,231	20,646
Plus: unvested shares	—	1,579
Plus: common stock equivalents of stock options exercised	—	209

Denominator for diluted earnings per common share—weighted average shares outstanding	39,231	22,434

For the year ended December 31, 2006, the denominator for diluted earnings per common share is equal to the denominator for basic earnings per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive.

Earnings per share is calculated based on the relative terms of the underlying stock agreements. During the period January 14, 2005 (inception) through December 31, 2005, the Company had 100 shares of membership interest that were converted to 3,245,000 shares of Class L common stock (as noted above) which were converted to 6,972,000 shares of Class B common stock on the IPO date.

For purposes of calculating weighted average shares to be used in the earnings-per-share calculation during the period January 14 (inception) through December 31, 2005, the period begins on February 24, 2005, the date that the initial investment was made and operations commenced.

Note 10. Stock Plans

On February 13, 2006, in connection with the Company’s IPO, the Class A common stock options were converted to approximately 313,250 common stock options exercisable for shares of common stock, based on a 2.15 conversion ratio. Additionally, one-fourth of these options vested upon completion of the IPO in accordance with the terms of the plan. The Company amended and restated its equity incentive plan (the “Equity Incentive Plan”) at the time of the IPO. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. This limit includes all equity awards previously granted under the prior version of this plan including all Class A common stock shares that were converted into shares of Class B common stock (734,000 shares of Class A common stock converted into 1,577,000 shares of Class B common stock—Note 9) and ultimately converted into common stock, and all Class A common stock options which were

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

converted into options to purchase common stock. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans”. For the year ended December 31, 2006, the Company issued 111,500 options under the Equity Incentive Plan and 17,200 options under the Non-Employee Director Plan. Options under these plans are issuable to employees or non-employee directors as applicable. The employee options vest one-fourth annually beginning one year after the grant date and the non-employee director options cliff vest one year after the grant date.

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

The summary of the activity and status of the Equity Incentive Plans for the year ended December 31, 2006 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Extended Exercise Price
Stock options outstanding at January 1, 2006	146	$2.53	$369
Conversion ratio	2.14851

Outstanding at February 8, 2006	313	1.18	$369
Granted during the period	129	12.01	1,549
Exercised during the period	(94)	0.93	(87)
Forfeited during the period	(9)	4.98	(45)

Outstanding at December 31, 2006	339	$5.26	$1,786

Exercisable at December 31, 2006	54	$1.15	$62

The summary of the activity and status of the former Class A common stock instruments for the year ended December 31, 2006 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Class A shares nonvested at January 1, 2006	734	$1.09
Conversion ratio	2.14851

Class A shares after applying February 8, 2006 conversion ratio	1,577	0.51
Vested on conversion date	783	0.49

Class A shares converted to common stock on February 8, 2006—non vested	794	12.00

In the table above, the original Class A common shares were determined to be a liability instrument (Note 9). Upon conversion, the character of the instrument changed to an equity based instrument. Therefore, the fair value of the new instrument on the conversion date is indicated as the weighted average grant date fair value in the table above.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

The summary of the Equity Incentive Plans fair value for the year ended December 31, 2006 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Extended Fair Value
Nonvested stock options outstanding at January 1, 2006	146	$24.16	$3,523
Conversion ratio	2.14851

Outstanding at February 8, 2006	313	$11.25	$3,523
Granted during the period	129	7.23	931
Exercised during the period	(94)	11.39	(1,073)
Forfeited during the period	(9)	9.87	(87)

Outstanding at December 31, 2006	339	9.72	3,294
Less: vested and unexercised at December 31, 2006	54	11.25	611

Nonvested outstanding at December 31, 2006	285	$9.43	$2,683

Total options expected to vest	332	$9.77	$3,242

Weighted average remaining term of vested options	8.5 years

The intrinsic values of the options that vested and the options that were exercised during the year ended December 31, 2006 were $2.5 million and $1.6 million, respectively. The weighted average exercise price and the aggregate intrinsic value of the options which we expect to vest are $5.12 per share and $4.2 million, respectively, at December 31, 2006 and the aggregate intrinsic value of the options exercisable at December 31, 2006 is $0.9 million. No options vested or were exercised during the year ended December 31, 2005.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which began with 200,000 shares available. This plan commenced in July 2006 and new common shares are issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During 2006, 3,031 shares were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in 2006.

Note 11. Income Taxes

The components of income tax expense are as follows for the year ended December 31, 2006 and the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)	December 31, 2006	January 14, 2005 (inception) to December 31, 2005
Current tax expense:
Federal	$2,623	$—
State	956	637

	3,579	637

Deferred tax expense:
Federal	7,274	3,337
State	1,337	617

	8,611	3,954

	$12,190	$4,591

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Total income tax expense was different than an amount computed by applying the statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the year ended December 31, 2006 and the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)	December 31, 2006	January 14, 2005 (inception) to December 31, 2005
Computed tax expense at statutory rate of 35%	$1,752	$1,991
Nondeductible stock compensation	3,939	1,110
Nondeductible equity loss	—	425
Advisory agreement termination fee	4,529	75
Nondeductible interest expense	468	—
State income taxes, net of federal income tax benefit	1,490	815
Other	12	175

	$12,190	$4,591

During 2006, the company recognized a tax benefit of approximately $0.2 million in stockholders equity associated with the excess tax benefit to be realized by the company due to stock compensation plans. In addition, as more fully discussed in Note 12, the company adopted FASB Statement No. 158 during 2006. The adoption of this standard resulted in a net reduction of various employee benefit plan liabilities of approximately $0.8 million and was recorded as an increase to Accumulated Other Comprehensive Income. This benefit was reduced by approximately $0.3 million reflecting the associated deferred tax liability.

Net deferred income tax assets and liabilities consist of the following components at December 31:

(In thousands)	2006	2005
Deferred income tax assets:
Retirement benefits other than pension	$4,292	$3,946
Pension	5,486	7,609
Net operating loss	45,566	46,501
Licenses	21,703	30,540
Debt Issuance and discount	3,491	4,257
Accrued expenses	3,472	3,276
Other	1,279	1,455

Gross deferred tax assets	85,289	97,584
Valuation allowance	—	(10,557)

Net deferred tax assets	85,289	87,027

Deferred income tax liabilities:
Property and equipment	37,969	40,117
Intangibles	53,612	56,775
Interest rate swap	1,507	1,603
Investments	—	980

	93,088	99,475

Net deferred income tax liability	$7,799	$12,448

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

The Company has available net operating losses (“NOLs”) of approximately $227.5 million (inclusive of realized built-in losses of $25 million). Approximately $168.1 million (inclusive of the realized built-in losses) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. These NOLs, and the adjustments related to realized built-in losses, are subject to an annual utilization limitation of approximately $9.2 million. Our gross annual built-in loss adjustment consists of approximately $16.7 million of tax amortization expense in excess of the amortization expense we would have been entitled to assuming the fair value of NTELOS Inc.’s assets at emergence. These built-in losses are recognized during the first five years following NTELOS Inc.’s emergence from bankruptcy and thus will cease in September of 2008. These built-in losses can be deducted to the extent of our overall annual utilization limit as discussed more fully below.

Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOLs of approximately $78.9 million. Approximately $19.6 million of which have been utilized to date. These NOLs, in addition to amounts which are subject to the first limitation discussed above, are subject to an annual limitation of $1.6 million (prior to adjustment in the first five years following the merger for realized built-in gains of approximately $22.4 million each year).

Due to the limited carryforward life of NOLs, the amount of the annual limitation and the interaction of the various built-in gain(loss) adjustment rules, we estimated at the time of the merger that we would utilize approximately $130 million of our total available NOLs. As noted above, approximately $19.6 million of which have been utilized to date.

SFAS No. 109, Accounting for Income Taxes, establishes guidelines for companies that realize the benefits of an acquired enterprise’s deferred tax assets in future periods. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of pre-acquisition deferred tax assets, be first credited to goodwill, then credited to other non-current identifiable intangible assets and then, if these assets are reduced to zero, credited directly to expense. Since the merger and through December 31, 2006, goodwill of approximately $11.4 million ($8.5 million during 2006) was reduced to reflect the expected benefit to be received from utilizing pre-acquisition deferred tax assets and the remaining deferred tax reserve of $4.8 million was eliminated based on management’s revised assessment of the likelihood of realizing these benefits.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Note 12. Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB’s”) for its employees. The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the year ended December 31, 2006 and as of and for the period May 2, 2005 through December 31, 2005, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plan
(In thousands)	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations, beginning of period	$46,458	$45,082	$12,480	$10,043
Service cost	2,881	1,821	164	102
Interest cost	2,498	1,646	671	371
Actuarial (gain) loss	(1,535)	(1,263)	(1,859)	2,168
Benefits paid	(2,012)	(828)	(347)	(206)

Benefit obligations, end of period	$48,290	$46,458	$11,109	$12,478

Change in plan assets:
Fair value of plan assets, beginning of period	$26,342	$26,046	$—	$—
Actual return on plan assets	2,379	1,125	—	—
Employer contributions	6,335	—	347	205
Benefits paid	(2,012)	(828)	(347)	(205)

Fair value of plan assets, end of period	$33,044	$26,343	$—	$—

Funded status:
Funded status	(15,245)	(20,115)	(11,109)	(12,478)
Unrecognized net actuarial (gain) loss (2005)	—	(923)	—	2,168

Liability at December 31,	$(15,245)	$(21,038)	$(11,109)	$(10,310)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2006 and 2005 was $40.4 million and $38.7 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.

The following table provides the components of net periodic benefit cost for the plans for the year ended December 31, 2006 and for the period May 2, 2005 through December 31, 2005:

(In thousands)	Defined Benefit Pension Plan		Other Postretirement Benefit Plan
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2,881	$1,821	$164	$102
Interest cost	2,498	1,646	671	371
Recognized net actuarial loss	—	—	87	—
Expected return on plan assets	(2,519)	(1,465)	—	—

Net periodic benefit cost	$2,860	$2,002	$922	$473

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

On the May 2, 2005 merger date, pursuant to the Company’s application of purchase accounting, the Company adjusted its pension and OPEB obligations to fair value. These obligations’ carrying values differed from their fair values due to the existence of unrecognized gains or losses and unamortized prior service costs.

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

The Company has two qualified nonpension postretirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is also contributory. These obligations, along with all of the pension plans and other post retirement benefit plans, are NTELOS Inc. obligations assumed by the Company. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2006 and 2005 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plan
	2006	2005	2006	2005
Discount rate	5.80%	5.50%	5.80%	5.50%
Rate of compensation increase	3.50%	3.50%	—%	—%

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the year ended December 31, 2006 and for the period May 2, 2005 through December 31, 2005 are:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plan
	2006	2005	2006	2005
Discount rate	5.50%	5.50%	5.50%	5.50%
Expected return on plan assets	8.50%	8.75%	—%	—%
Rate of compensation increase	3.50%	3.50%	—%	—%

The Company reviews the assumptions noted in the above table annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations. In doing so, the Company benchmarks off of the Moody’s ten-year Aa bond index which reflects a reasonable estimate of the timing of the Company’s estimated defined benefit payments.

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually each year to a rate of 5.0% for 2011 and remain at that level thereafter.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect to the net periodic postretirement health care benefit cost of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, would be a $0.9 million increase for a 1% increase in medical trend rate and a $0.7 million decrease for a 1% decrease in medical trend rate.

As the Company has determined that the NTELOS Prescription Drug Plan is at least actuarially equivalent to the Medicare Part D prescription drug coverage, the Company was entitled to an annual subsidy from Medicare equal to 28% of prescription drug costs between $250 and $5,000, for each Medicare-eligible retiree who does not join Medicare Part D. The Company received less than $0.1 million subsidy in 2006 for those retirees that did not elect to receive Medicare Part D prescription drug coverage.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2006, which was in line with the expected long-term rate of return assumptions for the respective periods.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

Asset Category	Actual Allocation December 31, 2006	Target Allocation
Equity securities	75%	75%
Bond securities	25%	25%

Total	100%	100%

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

The Company expects to contribute $6.0 million to the pension plan in 2007.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Defined Benefit Pension Plan	Other Postretirement Benefit Plan
2007	$1,947	$556
2008	1,900	588
2009	1,973	633
2010	2,073	687
2011	2,208	710
2012 – 2016	$13,848	$3,606

Other benefit plans

The Company also sponsors a supplemental executive retirement plan and certain other nonqualified defined benefit pension plans assumed by NTELOS Inc. in a prior merger. The accumulated benefit obligation of the

NTELOS Holdings Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s nonqualified pension plans were $7.7 million and $3.1 million at December 31, 2006 and 2005, respectively. The total expense recognized related to these plans was $0.5 million and $0.8 million for the year ended December 31, 2006 and for the period May 2, 2005 through December 31, 2005, respectively. These nonqualified plans have no plan assets and are also closed to new participants. When applying purchase accounting at May 2, 2005, the Company did not record the previously unrecognized actuarial losses of the supplemental executive retirement plan. In adopting SFAS No. 158, the Company determined that $3.1 million of the $5.3 million total unrecognized actuarial loss through December 31, 2006 relates to losses through May 2, 2005 and therefore, the Company recorded the $3.1 million unrecognized actuarial loss as an increase to retirement benefits and goodwill. The remaining $1.3 million increase to retirement benefits was recorded as a $0.8 million reduction to other comprehensive income, net of $0.5 million of a deferred tax liability. The total expense to be recognized in 2007 for all nonqualified pension plans is estimated to be approximately $1 million.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $1.2 million for the year ended December 31, 2006 and $0.7 million for the period May 2, 2005 through December 31, 2005.

Prior to the Company’s adoption of FASB Statement No. 158, the Company recorded the liability net of unrecognized net actuarial (gains) losses. In September 2006, the FASB issued FASB Statement No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company has adopted the provisions of SFAS No. 158 for fiscal year 2006. No amount of the unrecognized (gain) loss is projected to be recognized in 2007. In accordance with SFAS No. 158, the Company has classified the projected amount to be paid in 2007 of $0.9 million related to the other postretirement benefit plan and the nonqualified pension plans in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheet at December 31, 2006.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table (in thousands). The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	At December 31, 2006
(In thousands)	Balance Prior to the Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported
Defined Benefit Pension Plan Liability	$17,563	$(2,318)	$15,245
Other Postretirement Benefit Plan Liability	10,888	221	11,109
Supplemental Executive Retirement Plan Liability	4,000	1,317	5,317
Long-term deferred income taxes Liability	—	304	304
Other comprehensive income	$—	$476	$476

NTELOS Holdings Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Commitments and Contingencies

Operating Leases

The Company has operating leases for administrative office space, retail space, tower space, channel rights and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The Company’s lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with up to 5 renewal options of 5 years each. Leasehold improvements are depreciated over the shorter of the assets useful life or the lease term, including renewal option periods that are reasonably assured.

The leases for channel rights related to the Company’s MMDS spectrum, formerly used by the wireless cable operations and currently used to deliver portable broadband Internet service in certain markets, have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for all operating leases was $23.2 million for the year ended December 31, 2006 and $13.9 million for the period May 2, 2005 through December 31, 2005. The total amount committed under these lease agreements at December 31, 2006 is: $16.4 million in 2007, $14.4 million in 2008, $13.7 million in 2009, $9.2 million in 2010, $5.4 million in 2011 and $18.1 million for the years thereafter.

Other Commitments and Contingencies

In May 2005, the Company (through NTELOS Inc.) entered into advisory agreements with CVC Management LLC and Quadrangle Advisors LLC (the “Advisors”) whereby the Advisors agreed to provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. The Company recognized advisory fees as corporate operations expense from the merger date through December 31, 2005 of $1.3 million and $0.5 million in the first quarter of 2006. Under certain conditions set forth in these agreements, the Company could terminate these agreements prior to expiration. On February 13, 2006, concurrent with its IPO, the Company terminated these agreements, paying a $12.9 million termination fee on that date.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company has not recognized revenue related to such matters. The Company recognizes revenue in the period that it is reliably assured of the collection of these claims.

The Company is periodically involved in disputes and legal and tax proceedings and filings arising from normal business activities. As of December 31, 2006, the Company’s reserve relating to certain operating tax issues was $0.8 million after a $1.0 million credit recorded to corporate operating expense during the year ended December 31, 2006 based on settlements and other activity related to these issues. While the outcome of the remainder of this issue and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and adequate provision for any probable losses has been made in our consolidated financial statements.

The Company entered into volume purchase commitments to acquire wireless equipment with certain vendors in 2006 and had other capital expenditure commitments totaling $10.5 million. All of these commitments are expected to be satisfied during 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors

NTELOS Inc.:

We have audited the accompanying consolidated statements of operations, cash flows, and shareholder’s equity (deficit) of NTELOS Inc. and subsidiaries (the Predecessor Company) for the period January 1, 2005 to May 1, 2005 and the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period January 1, 2005 to May 1, 2005 and the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

October 6, 2005

Richmond, Virginia

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Consolidated Statements of Operations

(In thousands except per share amounts)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Operating Revenues
Wireless communications	$89,826	$234,682
Wireline communications	36,191	106,859
Other communication services	343	1,769

	126,360	343,310

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	18,703	47,802
Maintenance and support	21,767	64,537
Customer operations	29,270	82,812
Corporate operations	8,259	26,942
Depreciation and amortization	23,799	65,175
Gain on sale of assets	(8,742)	—
Accretion of asset retirement obligations	252	680
Capital and operational restructuring charges	15,403	798

	108,711	288,746

Operating Income	17,649	54,564

Other Income (Expenses)
Interest expense	(11,499)	(15,740)
Other income	270	374
Reorganization items, net	—	81

	(11,229)	(15,285)

	6,420	39,279
Income Tax Expense	8,150	1,001

	(1,730)	38,278
Minority Interests in Losses of Subsidiaries	13	34

Net (Loss) Income	$(1,717)	$38,312

Basic and Diluted (Loss) Earnings per Common Share:
(Loss) Income per share—basic	$(0.21)	$3.50
(Loss) Income per share—diluted	$(0.21)	$3.04

Average shares outstanding—basic	8,020	10,946
Average shares outstanding—diluted	8,020	14,285

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Consolidated Statements of Cash Flows

(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Cash flows from operating activities
Net (loss) income	$(1,717)	$38,312

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of assets	(8,742)	—
Non-cash restructuring and reorganization items	300	—
Depreciation	22,183	60,300
Amortization	1,616	4,875
Accretion of asset retirement obligations	252	680
Retirement benefits and other	9,793	1,580
Amortization of loan origination costs	180	48
Changes in assets and liabilities from operations, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(3,418)	4,399
(Increase) decrease in inventories and supplies	(449)	5,953
Increase in other current assets	(1,052)	(970)
Changes in income taxes	196	(30)
Decrease in accounts payable	(2,921)	(1,820)
Increase in other current liabilities	8,107	1,336
Retirement benefit contributions and distributions	(7,980)	(2,240)

Net cash provided by operating activities before reorganization items	16,348	112,423

Operating cash flows from reorganization items
Payment of liabilities subject to compromise	—	(2,091)
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	(24)	(708)

Net cash used in reorganization items	(24)	(2,799)

Net cash provided by operating activities	16,324	109,624

Cash flows from investing activities
Purchases of property, plant and equipment	(20,099)	(60,074)
Proceeds from sale of property, plant and equipment, investments and radio spectrum licenses	28,620	496
Investment in restricted cash	(24,955)	—

Net cash used in investing activities	(16,434)	(59,578)

Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000	—
Loan repayments associated with debt refinancing	(171,328)	—
Payments on senior secured term loans	(7,713)	(45,766)
Payments under lines of credit (net) and other debt instruments	(556)	(10,227)
Payments on deferred liabilities—interest rate swap	(4,748)	(8,588)
Tender offer repurchase of common stock, warrants and common stock options	(439,997)	—
Debt issuance costs	(12,766)	—

Net cash used in financing activities	(12,108)	(64,581)

Decrease in cash and cash equivalents	(12,218)	(14,535)
Cash and cash equivalents:
Beginning of period	34,187	48,722

End of period	$21,969	$34,187

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands)	Common Stock		Warrants	Retained Earnings	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2003	10,000	$197,727	$3,150	$4,670	$205,547
Comprehensive income:
Net income				38,312	38,312
Cancellation of shares of senior notes not surrendered for conversion	(34)	—			—
Conversion of senior notes	3,793	74,322			74,322

Balance, December 31, 2004	13,759	$272,049	$3,150	$42,982	$318,181

Comprehensive Loss:
Net loss				(1,717)	(1,717)
Tender offer repurchase of stock, warrants and stock options	(10,364)	(437,625)	(2,372)		(439,997)
Tax benefit related to stock option repurchase		7,829			7,829

Balance, May 1, 2005	3,395	$(157,747)	$778	$41,265	$(115,704)

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

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

On January 18, 2005, the Company and certain of its shareholders entered into an agreement (the “Transaction Agreement”) pursuant to which the Company would be recapitalized and sold at a price of $40.00 per share of common stock (Note 2). On February 24, 2005, the Company borrowed $625 million from a new $660 million senior secured credit facility and used these proceeds to refinance substantially all of its existing indebtedness and repurchase, pursuant to a tender offer of $440 million or approximately 75%, its existing common stock, warrants and options. On May 2, 2005, pursuant to the Transaction Agreement, NTELOS Holdings Corp. (“Holdings Corp.”), an entity formed by the third party buyers, acquired all of the Company’s remaining common shares, warrants and options by means of a merger. The recapitalization and sale is described in Note 2.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

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

Note 3. Significant Accounting Policies

ACCOUNTING ESTIMATES: The preparation of consolidated statements of operations and cash flows in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FINANCIAL STATEMENT CLASSIFICATION: Certain amounts in the prior year statements of operations and cash flows have been reclassified, with no effect on net income, to conform to classifications adopted in 2005. Wireline revenues were previously reported net of certain long distance network expenses in the Competitive segment. In 2006, we determined that recategorization of these costs to maintenance and support would be more consistent with industry practices. These expenses totaled $0.7 million for the period January 1, 2005 through May 1, 2005 and $1.6 million for the year ended December 31, 2004, and have been reclassified to the maintenance and support caption in operating expenses for all periods presented.

PRINCIPLES OF CONSOLIDATION: The consolidated statements of operations and cash flows include the accounts of the Company, its wholly-owned subsidiaries and those limited liability corporations where the Company, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

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

Revenue and costs for activations at third party retail locations and related to the Company’s segments other than wireless continue to be deferred and amortized over the estimated lives as prescribed by Securities and Exchange Commission’s Staff Accounting Bulletin 101 as amended by staff accounting Bulletin 104 (collectively referred to as “SAB No. 104”). The adoption of EITF No. 00-21 had the effect of increasing equipment revenue and related customer operations expenses for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004 by $0.6 million and $0.1 million, respectively. These revenues and costs otherwise would have been deferred and amortized.

TRADE ACCOUNTS RECEIVABLE: The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain of its sales. The Company maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expenses in customer operations expense in the consolidated statement of operations. Bad debt expense for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004 was $2.3 million and $7.2 million, respectively.

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS: Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 4 to 40 years, with an average life of approximately 13 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. Trademarks are amortized over 15 years and customer intangibles are amortized over 5 to 25 years. Amortization for other intangibles for the period January 1, 2005 to May 1, 2005 and for the year ended December 31, 2004 was $1.6 million and $4.9 million, respectively.

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

The Company reported depreciation charges related to the retirement obligation assets and accretion expenses related to the asset retirement obligations for the period January 1, 2005 through May 1, 2005 of $0.2 million and $0.3 million, respectively, and for the year ended 2004 of $0.5 million and $0.7 million, respectively.

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

DEFERRED FINANCING COSTS: Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, over a period equal to the term of the related debt instrument. Deferred financing costs related to the First Lien Term Loan and the Second Lien Term Loan was being amortized over a period of 6 1/2 to 7 years. Amortization of deferred financing costs is included in interest expense and was $0.3 million for the period beginning on the February 24, 2005 closing date of the new financing through May 1, 2005.

The Company had deferred financing costs associated with previous financings. Amortization of these costs for the period January 1, 2005 to February 23, 2005 and for the year ended December 31, 2004 was $0.3 million and $0.2 million, respectively.

ADVERTISING COSTS: The Company expenses advertising costs and marketing production costs as incurred.

PENSION BENEFITS: The Company sponsors a non-contributory defined benefit pension plan covering all employees who meet eligibility requirements and were employed prior to October 1, 2003. The defined benefit pension plan was closed to employees employed on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65. The Company’s funding policy has been to contribute to the plan based on applicable regulatory requirements. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes minimum funding requirements for defined benefit pension plans whereby the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

of an underfunded plan. Contributions are made to stay above this threshold and are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service.

RETIREMENT BENEFITS OTHER THAN PENSIONS: NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after April 1993 are not eligible for these benefits. The Company’s share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

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

In September 2003, the Company adopted a new stock option plan for purposes of retaining key employees and enabling them to participate in the future success of the Company.

On February 24, 2005, approximately 75% of the then outstanding stock options were purchased at a price of $20.23 per share issuable pursuant to the settlement of vested options as part of the tender offer transaction. On May 2, 2005, the remaining 25% of the stock options vested pursuant to the change in control terms in the stock option agreements and were purchased at a price of $20.23 per share in connection with the closing of the Merger (Note 2). Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company’s (loss) income applicable to common shares would have been as follows:

(In thousands, except per share data)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Net (loss) income, as reported	$(1,717)	$38,312
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	740	739

Net (loss) income, pro forma	$(2,457)	$37,573

(Loss) earnings per common share:
Basic (as reported)	$(0.21)	$3.50
Basic (pro forma)	$(0.31)	$3.43
Diluted (as reported)	$(0.21)	$3.04
Diluted (pro forma)	$(0.31)	$2.99

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0%; risk-free interest rate of 2.5% for all periods in 2004 through May 1, 2005 and expected life of 5 years for all periods in 2004 through 2005.

EARNINGS (LOSS) PER COMMON SHARE: All earnings (loss) per share amounts are calculated in accordance with SFAS No. 128. Basic and diluted earnings (loss) per share is presented for income (loss) applicable to common shares before cumulative effect for accounting change and for income (loss) applicable to common shares. The numerator for both basic and diluted earnings (loss) per share is net of the dividend requirements and reorganization items on preferred stock. For basic earnings (loss) per common share, the denominator is the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental shares of common stock issuable upon the conversion of the convertible notes (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. In the case of a loss per common share the denominator for the diluted per common share calculation is average basic shares outstanding, as using average diluted shares outstanding would result in an antidilutive effect.

FAIR VALUE OF FINANCIAL INSTRUMENTS: In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133 and 138”). SFAS Nos. 133 and 138 require all derivatives to be measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments.

RECENT ACCOUNTING PRONOUNCEMENTS: In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate that the implementation of FIN 47 will have a material impact on its consolidated statements of operations or cash flows.

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

The Company is required to adopt SFAS No 123R no later than January 1, 2006. The Company does not believe that the effects of adoption will have a material impact on the Company’s consolidated statements of operations or cash flows.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Note 4. Disclosures about Segments of an Enterprise and Related Information

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

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a Strategic Network Alliance with Sprint Nextel, which West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and NTELOS Inc. entered into in June 2004. Prior to this, the Company had a wholesale network access agreement with Horizon Personal Communications, Inc., a Sprint affiliate (Note 13). Revenue from these wholesale service agreements was $19.9 million and $51.6 million for the period from January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004, respectively.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Other: Other communications services includes certain unallocated corporate related items, as well as results from the Company’s paging, other communication services and wireless cable businesses, which are not considered separate reportable segments. The wireless cable business discontinued its operations in first quarter 2004.

Wireless cable was not accounted for as a discontinued operation as the financial position, results of operations and cash flows of this business were immaterial to the consolidated financial statements during 2004. Total unallocated corporate operating expenses were $0.9 million and $2.8 million for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004, respectively. In addition, restructuring charges were $15.4 million and $0.8 million, for the periods January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004, respectively.

The Company has one customer that accounted for greater than 10% of its revenue during the year ended 2004 and the 2005 period ended May 1, 2005. Revenue from this customer was primarily derived from a wireless PCS wholesale contract and RLEC and competitive wireline segments’ network access. The percent of operating revenue from this customer for the Predecessor Company periods January 1, 2005 through May 1, 2005 and for the year ended 2004 were approximately 18% and 10%, respectively.

Summarized financial information for the Company’s reportable segments is shown in the following table. On the Statement of Operations, the wireless communications revenue caption is exclusively comprised of the wireless PCS segment and the wireline communications revenue captions is comprised of the RLEC and the Competitive wireline segments.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the period January 1, 2005 through May 1, 2005
Operating revenues	$89,826	$18,834	$17,357	$343	$126,360
Operating income (loss)	12,205	10,611	2,595	(7,762)	17,649
Depreciation and amortization	16,768	3,618	3,308	105	23,799
Accretion of asset retirement obligations	231	4	13	4	252
Gain on sale of assets	(51)	—	(21)	(8,670)	(8,742)
Capital and operational restructuring charges	—	—	—	15,403	15,403

For the year ended December 31, 2004
Operating revenues	234,682	56,280	50,579	1,769	343,310
Operating income (loss)	20,722	28,998	9,773	(4,929)	54,564
Depreciation and amortization	44,557	11,239	8,740	639	65,175
Accretion of asset retirement obligations	605	12	37	26	680
Capital and operational restructuring charges	—	—	—	798	798

Note 5. Asset Dispositions

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

On November 11, 2004, the Company signed an agreement to sell all of the MMDS spectrum licenses, spectrum leases and wireless cable equipment in the Richmond, VA market for a minimum of $4.2 million and up to $5.0 million, conditioned on the satisfactory completion of certain deliverables. Additionally, the Company

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

assigned all spectrum leases and tower leases for this market to the buyer. The book value of the licenses is $1.5 million and the equipment assets have a book value of less than $0.1 million. During the period ending May 1, 2005, the Company closed on the sale of substantially all of these assets and recognized net proceeds of $4.8 million and recognized a gain of $3.5 million.

Note 6. Long-Term Debt

As of December 31, 2004 and December 31, 2003, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2004	December 31, 2003
Variable rate Senior Credit Facility	$169,176	$216,432
6.25% to 7.0% Notes payable secured by certain PCS radio spectrum licenses	4,413	6,360
5.0% to 6.05% Notes payable secured by certain assets	4,974	5,095
9.0% Unsecured Senior Convertible Notes	—	74,273
Capital lease obligations	1,688	8,143

	$180,251	$310,303

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

The Company borrowed $625 million under the First and Second Lien Term Loans and used the proceeds to retire the remaining obligations under its existing $325 million Senior Credit Facility entered into on September 9, 2003 (the “Senior Credit Facility”), the existing interest rate swap agreements, 6.25% to 7.0% Notes payable secured by certain PCS radio spectrum licenses and 5.0% to 6.05% Notes payable secured by certain assets for an aggregate disbursement of approximately $183 million. The 5.0% to 6.05% notes payable carrying value had been reduced below the face value based on fair value interest rates of 7.1% to 8.9%. At the date of retirement, the difference between face value and carrying value of the 5.0% to 6.05% notes payable of approximately $0.8 million was recorded as a component of interest expense.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

In connection with the transactions described above, NTELOS Inc. deferred debt issuance costs of approximately $12.8 million which were being amortized to interest expense over the life of the Facilities. Amortization of these costs from February 24 through May 1, 2005 was $0.4 million.

2004 Financing

On February 24, 2005, in connection with a series of equity transactions, the Company borrowed $625 million from a new $660 million Senior Secured Credit Facility and used these proceeds to liquidate all of the existing indebtedness with the exception of the capital lease obligations and to repurchase approximately 75% of its existing common stock, warrants and options (Note 2).

The Senior Credit Facility outstanding at December 31, 2004 contained a tranche A term loan, tranche B term loan, tranche C term loan and a revolving credit facility and was secured by substantially all assets not secured against other senior debt. At December 31, 2004, the amounts outstanding were $19.5 million, $91.0 million, $58.7 million and $0, respectively, with $32.4 million available under the revolving credit facility. Commitment fees were incurred on the unused portion of the revolving credit facility. The Senior Credit Facility had maturities which totaled $7.2 million during 2004. The loans bore interest at rates of 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates.

On September 30, 2004, the Company made an optional prepayment on the Senior Credit Facility of $40.0 million.

The Company incurred loan origination fees and other closing costs related to the amended Senior Credit Facility totaling $0.5 million which were recorded as deferred charges and were being amortized over the life of the facility and had a net balance of $0.3 million at December 31, 2004.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Note 7. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Cash payments for:
Interest	$7,829	$27,563
Income taxes, net of refunds received	103	1,058
Non-cash financing activity: Conversion of convertible Notes (Note 6)	—	74,322

Within the cash payments for interest amounts in the above table, $1.1 million and $8.9 million relate to interest paid on the interest rate swap agreements for the period January 1 through May 1, 2005 and for the year ended December 31, 2004.

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

Note 8. Financial Instruments—Interest Rate Swaps

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

For the period February 24, 2005 through May 1, 2005 this swap agreement was not designated as a cash flow hedge for accounting purposes per the provisions of SFAS No. 133 and therefore the changes in market value of the swap agreement were recorded as a charge or credit to interest expense. On May 1, 2005, the swap had a fair value of a $0.7 million liability.

Prior to February 24, 2005, the Company was a party to two interest rate swap agreements with aggregate notional amounts of $162.5 million, with maturities of up to 5 years, to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of December 31, 2004 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.67% for 2004. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The Company retired these swap agreements for $4.1 million on February 24, 2005 commensurate with the retirement of the related Senior Credit Facilities.

Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2004 the Company had no exposure to credit loss on interest rate swaps.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Company’s Board of Directors.

Note 9. Income Taxes

The components of income tax expense are as follows for the periods indicated below:

(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Current tax expense:
Federal	$—	$—
State	379	1,001

	379	1,001

Deferred tax expense:
Federal	6,082	12,567
State	1,264	2,381
Valuation allowance for temporary differences	425	(14,948)

	7,771	—

	$8,150	$1,001

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows:

(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Computed tax expense at statutory rate of 35%	$2,252	$13,748
Nondeductible reorganization items	4,405	—
State income taxes, net of federal income tax benefit	1,068	2,201
Valuation allowance for temporary differences	425	(14,948)

	$8,150	$1,001

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. Income tax expense 2004 and 2005 relate primarily to state minimum taxes.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Subsequent to emergence from bankruptcy in 2003 and through the effective date of our merger (Note 2), the Company has incurred additional NOL’s of approximately $84.9 million. These NOL’s, in addition to amounts which are subject to the first limitation, are subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Due to the limited carryforward life of NOL’s and the amount of the annual limitation, it is unlikely that we will be able to realize in excess of $43 million of NOL’s existing prior to our emergence from bankruptcy. However, the NOL’s that accumulated since our emergence are expected to be realized due to the anticipation of recognizing certain built-in gains in future periods.

SFAS No. 109 establishes guidelines for companies that qualify for fresh start accounting under SOP 90-7 and have a valuation allowance on their net deferred tax assets at the date of emergence from bankruptcy. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance, as a result of realizing a benefit of preconfirmation deferred tax assets, be first credited to goodwill, then credited to other identifiable intangible assets existing at the date of fresh start accounting and then, if these assets are reduced to zero, credited directly to additional paid in capital. At December 31, 2004, the Company has reduced its deferred tax asset valuation allowance related to the preconfirmation deferred tax asset by $5.5 million related to the anticipated refunds from amended returns. Goodwill was reduced by a similar amount.

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

Note 10. Securities and Investments

The Company acquired RTFC subordinated capital certificates (“SCC”) of $7.5 million concurrent with the tranche C Senior Credit Facility borrowings of $75 million. The debt instrument required the Company to purchase SCC’s equal to 10% of the tranche C term loan of the Senior Credit Facility. The SCC’s are nonmarketable securities, stated at historical cost and included in restricted investments. As the RTFC loans are repaid, the SCC’s are refunded through a cash payment to maintain a 10% SCC to outstanding loan balance ratio. At December 31, 2004, the carrying value of SCC’s was $7.2 million. In connection with the refinancing and RTFC loan payoff on February 24, 2005, these SCC’s were redeemed in full.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Note 11. Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB’s”) for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the year ended December 31, 2004:

Defined Benefit Pension Plan

(In thousands)	December 31, 2004
Change in benefit obligations:
Benefit obligations, beginning	$33,741
Service cost	2,040
Interest cost	1,968
Amendment	—
Actuarial (gain) loss	1,926
Benefits paid	(1,800)

Benefit obligations, ending	$37,875

Change in plan assets:
Fair value of plan assets, beginning	$20,388
Actual return on plan assets	1,767
Employer contributions	2,240
Benefits paid	(1,800)

Fair value of plan assets, ending	$22,595

Funded status:	$(15,280)
Unrecognized net actuarial gain	2,197

Accrued benefit cost	$(13,083)

Other Postretirement Benefit Plan

(In thousands)	December 31, 2004
Change in benefit obligations:
Benefit obligations, beginning	$10,610
Service cost	165
Interest cost	623
Actuarial (gain) loss	(1,422)
Benefits paid	(239)

Benefit obligations, ending	$9,737

Change in plan assets:
Fair value of plan assets, beginning	$—
Employer contributions	239
Benefits paid	(239)

Fair value of plan assets, ending	$—

Funded status:
Funded status	$(9,737)
Unrecognized net actuarial gain	(1,423)

Accrued benefit cost	$(11,160)

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

The following tables provide the components of net periodic benefit cost for the plans:

Defined Benefit Pension Plan
(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$760	$2,040
Interest cost	739	1,968
Expected return on plan assets	(711)	(1,843)
Recognized net actuarial gain	10	—

Net periodic benefit cost	$798	$2,165

Other Postretirement Benefit Plan
(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$44	$165
Interest cost	190	623
Recognized net actuarial gain	(14)	—

Net periodic benefit cost	$220	$788

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The Company has multiple nonpension postretirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plans are also contributory. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.

The following table provides the assumptions used in the measurements of the Company’s net cost for the Consolidated Statement of Operations:

Defined Benefit Pension Plan
	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Discount rate	6.00%	6.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefit Plan
	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Discount rate	6.00%	6.00%

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

In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, issued on May 19, 2004, the Company elected to reflect the effect of this law as of December 31, 2004. Accordingly, the Company realized a $1.2 million gain related to the Medicare Act subsidy. This gain was being accounted for as an unrecognized actuarial gain amortized over ten years beginning in 2005. In connection with the purchase accounting as of May 2, 2005, the post retirement plan obligation was adjusted to fair value and the actuarial gain was therefore eliminated.

The Company’s weighted average expected long-term rate of return on pension assets was 9.0% for the period January 1, 2005 through May 1, 2005. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return, which was in line with the expected long-term rate of return assumption.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows as of December 31, 2004:

Asset Category	Actual Allocation	Target Allocation
Equity securities	75%	75%
Bond securities	25%	25%

Total	100%	100%

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

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

The Company contributed $1.2 million to the pension plan during the period January 1, 2005 through May 1, 2005.

Other benefit plans

The accumulated benefit obligation of the Company’s nonqualified pension plan was approximately $6.5 million at December 31, 2004, $4.2 million of which was paid out on February 24, 2005, concurrent with the recapitalization (Note 2). On May 2, 2005, an additional $0.8 million was paid out commensurate with the merger and related change of control provisions of the plan. The Company’s plans for postretirement benefits other than pensions have no plan assets and are closed to new participants.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $0.3 million and $0.8 million for the period January 1, 2005 through May 1, 2005 and for the year ended December 31, 2004, respectively.

Note 12. Stock Plans

On May 2, 2005, Holdings Corp. adopted a stock option plan offered to certain key employees of NTELOS Inc. At June 30, 2005, 120,075 options from the Option Plan with an exercise price of $1.00 are outstanding. The options vest one-fourth annually, beginning one year after the grant date.

In September 2003, the Company adopted a new stock option plan (“Option Plan”) for purposes of retaining key employees and enabling them to participate in the future success of the Company. The maximum number of shares of Common Stock that could be issued under the Option Plan and to which options may relate is 1,585,414 shares of Common Stock. The Company also adopted a new Non-Employee Director’s Stock Option Plan (“Director’s Plan”) which provided for the grant of stock options to a non-employee director and provided the non-employee director the opportunity to receive stock options in lieu of a retainer fee. A maximum of 160,000 shares of common stock could be issued upon the exercise of options granted under the Director’s Plan. Hereinafter the Option Plan and Directors Plan may be referred to as the “Plans”. Stock options granted under the Plans could not be for less than 100% of fair value at the date of grant and had a maximum life of ten years from the date of grant. Options and other awards under the Plans could be exercised in compliance with such requirements as determined by a committee of the Board of Directors. At December 31, 2003, 1,298,295 options were granted from the Plans with an exercise price of $19.77. One-third of the options vest immediately, one-third vest one year after the grant date and the remaining one-third vests two years after the grant date.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

A summary of the activity and status of the Plans for the period ended May 1, 2005 and the year ended December 31, 2004 are as follows:

	January 1, 2005 through May 1, 2005		Year Ended December 31, 2004
(In thousands except per option amounts)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,296,245	$19.77	1,298,295	$19.77
Granted	—	—	—	—
Exercised	(1,296,245)	19.77	—	—
Forfeited	—	—	(2,050)	19.77
Outstanding at end of period	—	—	1,296,245	19.77

Exercisable at end of period	—	$—	865,530	$19.77

Weighted average fair value per option of options granted during the period	N/A		N/A

Note 13. Commitments and Contingencies

Operating Leases

The Company has several operating leases for administrative office space, retail space, tower space, channel rights and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. The leases for channel rights related to the Company’s MMDS spectrum, formerly used by the wireless cable operations and currently used to deliver a portable broadband Internet service in certain markets, have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for all operating leases was $6.2 million for the period January 1, 2005 through May 1, 2005 and $18.0 million for the year ended December 31, 2004.

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

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

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

The Company is periodically involved in disputes and legal proceedings arising from normal business activities. During the second quarter of 2004, the Company accrued a charge of $1.9 million in corporate operations expense relating to certain operating tax issues. In addition, although the Company has consummated its Plan of Reorganization and emerged from its Chapter 11 proceedings, one dispute with respect to the amount of allowed claim owed by the Company to one of its creditors remains outstanding. While the outcome of this and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated results of operations or cash flows and adequate provision for any probable losses has been made in our consolidated financial statements.

Note 14. Capital and Operational Restructuring Charges

During the period January 1, 2005 through May 1, 2005 and for the fiscal year 2004, the Company recorded $15.4 million and $0.8 million, respectively, of capital restructuring charges. These charges relating to legal, financial and consulting costs, accelerated payout of certain retirement obligations, and retention related costs, all of which are directly attributable to the refinancing and merger transactions. In addition to this, the Company incurred $12.8 million of debt issuance costs associated with the new first and second lien term loans which were capitalized and were being amortized over the life of the loans but which were subsequently eliminated through purchase accounting.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share from continuing operations for each of the periods presented were as follows:

(In thousands)	January 1, 2005 through May 1, 2005	Year Ended December 31, 2004
Numerator:
Numerator for basic (loss) earnings per share—Net (Loss) Income	$(1,717)	$38,312
Effect of dilutive securities:
Interest expense on Convertible Notes	—	5,086
Numerator for diluted (loss) earnings per share	$(1,717)	$43,398

Denominator:
Denominator for basic earnings per common share—weighted average shares outstanding	8,020	10,946
Effect of dilutive securities:
Convertible Notes	—	2,813
Employee stock options	—	526

Denominator for diluted earnings per share—adjusted weighted shares	8,020	14,285

We account for the effect of the Convertible Notes issued on September 10, 2003 (and subsequently converted on September 30, 2004) in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares at the conversion price of $19.77 of the face value of the Convertible Notes as of the beginning of the related period, and interest expense related to this instrument is added back to net income. Since the Convertible Notes were convertible on September 30, 2004, this conversion is calculated in the basic weighted average common shares and the dilutive effect relates to the difference between the total shares which were converted (3,793) and the effect on the weighted average common shares (956). There was no tax effect to the interest expense based on the tax position during these periods (Note 9).

Note 16. Quarterly Financial Information (Unaudited)

Quarterly financial information for the periods January 1, 2005 through May 1, 2005 and fiscal year 2004 is presented below:

(In thousands)	First Quarter	April 1, 2005 to May 1, 2005
2005
Operating revenues	$93,053	$33,307
Operating income	17,155	494
Net income (loss)	4,917	(6,634)
Depreciation and amortization	17,504	6,295
Accretion of asset retirement obligations	189	63
Gain on sale of assets[1]	(5,246)	(3,496)
Capital restructuring charges	5,199	10,204

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Notes to Consolidated Financial Statements—(Continued)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues[2]	$81,219	$85,661	$88,841	$87,589
Operating income[3]	11,876	12,926	16,508	13,254
Net income	5,789	9,684	11,704	11,135
Depreciation and amortization	15,525	15,902	16,297	17,451
Accretion of asset retirement obligations	156	176	202	146
Capital restructuring charges	—	—	—	798

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2007 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Business Conduct and Ethics pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Business Conduct and Ethics is publicly available on our Company website at http://ir.ntelos.com/documentdisplay.cfm?DocumentID=1120. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Warrants (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
Equity Incentive Plan	321,723	$4.86	2,057,518
Non-Employee Director Equity Plan	17,200	$12.90	382,800
Employee Stock Purchase Plan	—	$—	196,969
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	338,923	$5.26	2,637,287

All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Transaction Agreement dated as of January 18, 2005 by and among NTELOS Inc., Project Holdings Corp., Project Merger Sub Corp. and certain shareholders of Project Holdings Corp. signatories thereto (as amended by Amendment No. 1 dated as of January 24, 2005).

2.3(1)	Plan of Conversion of Project Holdings LLC (predecessor of NTELOS Holdings Corp.) dated April 27, 2005.

2.5(3)	Agreement and Plan of Merger by and between Holdings and NTELOS Merger Corp.

3.1(3)	Amended and Restated Certificate of Incorporation of Holdings.

3.2(3)	Amended and Restated By-laws of Holdings.

4.3(3)	Amended and Restated Shareholders Agreement by and among Holdings and the shareholders listed on the signature pages thereto.

10.1(4)	Amended and Restated Credit Agreement, dated as of June 1, 2006.

10.3(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and James S. Quarforth (including amendment thereto).

10.4(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Michael B. Moneymaker (including amendment thereto).

10.5(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Carl A. Rosberg (including amendment thereto).

10.6(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and David R. Maccarelli (including amendment thereto).

10.7(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Mary McDermott (including amendment thereto).

10.8(3)	Holdings Amended and Restated Equity Incentive Plan.

10.9(3)	Holdings Employee Stock Purchase Plan, as amended.

10.10(1)	Resale Agreement by and among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L. P.

10.17(3)	Holdings Non-Employee Director Equity Plan.

10.19(5)	Holdings 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.

10.20(3)	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.21(2)	Form of Award Agreement under Holdings Non-Employee Director Equity Plan.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed November 15, 2005.
(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed January 26, 2006.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005
(4)	Filed as an exhibit to Current Report on Form 8-K dated June 1, 2006.
(5)	Filed as an exhibit to Current Report on Form 8-K dated December 21, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES S. QUARFORTH James S. Quarforth	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 13, 2007

/S/ MICHAEL B. MONEYMAKER Michael B. Moneymaker	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 13, 2007

/S/ TIMOTHY BILTZ Timothy Biltz	Director	March 13, 2007

/S/ CHRISTOPHER BLOISE Christopher Bloise	Director	March 13, 2007

/S/ ANDREW GESELL Andrew Gesell	Director	March 13, 2007

/S/ DANIEL HENEGHAN Daniel Heneghan	Director	March 13, 2007

/S/ ERIC HERTZ Eric Hertz	Director	March 13, 2007

/S/ MICHAEL HUBER Michael Huber	Director	March 13, 2007

/S/ STEVEN RATTNER Steven Rattner	Director	March 13, 2007