Form 10-Q
period 2007-03-31
NTELOS HOLDINGS CORP
filed 2007-05-10
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

There were 41,982,840 shares of the registrant’s common stock outstanding as of the close of business on May 1, 2007.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-K

MARCH 31, 2007

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	March 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$44,277	$44,180
Accounts receivable, net of allowance of $10,483 ($11,412 in 2006)	38,800	38,396
Inventories and supplies	4,843	5,471
Other receivables and deposits	3,822	3,777
Prepaid expenses and other	8,262	6,562

	100,004	98,386

Securities and Investments
Interest rate swap	2,946	3,874
Securities and investments	312	294

	3,258	4,168

Property, Plant and Equipment
Land and buildings	36,934	36,736
Network plant and equipment	412,083	402,393
Furniture, fixtures and other equipment	38,829	38,312

Total in service	487,846	477,441
Under construction	17,803	12,370

	505,649	489,811
Less accumulated depreciation	129,230	113,039

	376,419	376,772

Other Assets
Goodwill	144,074	151,976
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $27,222 ($23,671 in 2006)	95,828	99,379
Radio spectrum licenses in service	114,102	114,102
Radio spectrum licenses not in service	18,259	18,250
Other radio spectrum licenses	1,344	1,344
Deferred charges	5,010	4,470

	410,617	421,521

	$890,298	$900,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2007	December 31, 2006
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,840	$13,152
Accounts payable	21,936	25,209
Advance billings and customer deposits	17,456	16,709
Accrued payroll	4,975	10,021
Accrued interest	140	305
Deferred revenue	556	683
Income tax payable	3,881	—
Accrued operating taxes	3,819	3,584
Other accrued liabilities	3,481	3,749

	63,084	73,412

Long-term Liabilities
Long-term debt	611,802	613,371
Other long-term liabilities:
Retirement benefits	28,029	33,062
Deferred income taxes	972	7,799
Long-term deferred liabilities	18,107	17,986
Income tax payable	3,123	2,576
Class A common stock deposit	419	419

	662,452	675,213

Minority Interests	453	457

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 41,980 issued and outstanding (41,965 in 2006)	158,481	157,376
Retained earnings (accumulated deficit)	5,352	(6,087)
Accumulated other comprehensive income	476	476

	164,309	151,765

	$890,298	$900,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

(In thousands except per share amounts)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Operating Revenues
Wireless communications	$91,592	$77,575
Wireline communications	29,785	28,504
Other communication services	198	188

	121,575	106,267

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	19,109	15,799
Maintenance and support (inclusive of non-cash compensation expense of $93 for 2007 and $840 for 2006)	20,238	19,297
Customer operations (inclusive of non-cash compensation expense of $140 for 2007 and $1,071 for 2006)	25,618	24,371
Corporate operations (inclusive of non-cash compensation expense of $786 for 2007 and $8,545 for 2006)	8,143	14,860
Depreciation and amortization	20,099	20,647
Accretion of asset retirement obligations	175	197
Termination of advisory agreements	—	12,941

	93,382	108,112

Operating Income (Loss)	28,193	(1,845)

Other Income (Expenses)
Interest expense	(11,030)	(16,746)
(Loss) gain on interest rate swap	(928)	1,938
Gain on sale of investment	—	1,723
Other income	742	1,221

	(11,216)	(11,864)

	16,977	(13,709)
Income Tax Expense	7,222	3,610

	9,755	(17,319)
Minority Interests in Losses (Earnings) of Subsidiaries	4	(3)

Net Income (Loss)	$9,759	$(17,322)

Basic and Diluted Earnings (Loss) per Common Share:
Income (Loss) per share – basic	$0.24	$(0.52)
Income (Loss) per share – diluted	$0.23	$(0.52)
Average shares outstanding – basic	41,185	33,471
Average shares outstanding – diluted	42,212	33,471

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Cash flows from operating activities
Net income (loss)	$9,759	$(17,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment	—	(1,723)
Depreciation	16,548	17,098
Amortization	3,551	3,549
Accretion of asset retirement obligations	175	197
Deferred income taxes	3,341	—
Loss (gain) on interest rate swap instrument	928	(1,938)
Interest paid-in-kind on the floating rate notes	—	675
Common stock and stock options non-cash compensation expense	1,019	10,456
Retirement benefits and other	1,040	4,417
Amortization and write-off of loan origination costs and debt discount	190	211
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable, net	(404)	477
Decrease (increase) in inventories and supplies	628	(2,268)
Increase in other current assets	(1,745)	(2,500)
Changes in income taxes	3,881	(72)
Decrease in accounts payable	(3,622)	(10,934)
Decrease in other current liabilities	(4,173)	(2,205)
Retirement benefit contributions and distributions	(6,198)	(6,431)

Net cash provided by (used in) operating activities	24,918	(8,313)

Cash flows from investing activities
Purchases of property, plant and equipment	(16,095)	(20,435)
Proceeds from sale of investments	—	105

Net cash used in investing activities	(16,095)	(20,330)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	—	171,221
Repayments on senior secured term loans	(7,749)	(1,000)
Debt issuance costs	(931)	—
Other	(46)	(129)

Net cash (used in) provided by financing activities	(8,726)	170,092

Increase in cash and cash equivalents	97	141,449
Cash and cash equivalents:
Beginning of period	44,180	28,134

End of period	$44,277	$169,583

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity

NTELOS Holdings Corp.

(Unaudited)

	Shares						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(In thousands)	Common	Class L	Class B	Class L	Class B	Common Stock
Balance, December 31, 2005	—	11,364	—	$—	$—	$—	$1,098	$—	$1,098
Initial public offering of common stock, net of closing costs	15,375					169,588			169,588
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)	26,493		13,970				13,970
Non-cash compensation					597				597
Comprehensive Loss:
Net loss							(17,322)		(17,322)

Balance, March 31, 2006	15,375	—	26,493	$—	$14,567	$169,588	$(16,224)	$—	$167,931

Balance, December 31, 2006	41,965	—	—	$—	$—	$157,376	$(6,087)	$476	$151,765
Adjustment for the adoption of FASB Interpretation No. 48							1,680		1,680
Non-cash compensation						1,019			1,019
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises						39			39
Shares issued through the Employee Stock Purchase Plan and stock options exercised	15					47			47
Comprehensive Income:
Net income							9,759		9,759

Balance, March 31, 2007	41,980	—	—	$—	$—	$158,481	$5,352	$476	$164,309

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

Holdings Corp. was formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P. and certain of its affiliates, collectively “CVC”, and Quadrangle Capital Partners LP and certain of its affiliates, collectively “Quadrangle”, for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire the common stock of NTELOS Inc., making an initial investment on February 24, 2005. On May 2, 2005, the Company acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger at which time NTELOS Inc. became a wholly-owned subsidiary of Holdings Corp.

On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle sold an aggregate of 12,650,000 shares, priced at $18.25 per share. This resulted in CVC’s and Quadrangle’s combined ownership declining from approximately 58% to approximately 27%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal, printing and accounting fees related to the preparation of the registration statement, which totaled $0.5 million, were charged to corporate operations expense in the first quarter of 2007.

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million of underwriting fees. The Company incurred other closing costs associated with this transaction totaling $2.7 million. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with CVC Management LLC and Quadrangle Advisors LLC, affiliates of CVC and Quadrangle, and $143.9 million to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on the Company’s Class B common stock on June 6, 2006. All Class B common stock was subsequently converted to common stock by the end of 2006.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2007 and for the quarter ended March 31, 2006 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Goodwill and Intangible Assets

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At March 31, 2007, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

The following table presents the activity in goodwill for the quarter ended March 31, 2007:

(In thousands)	2007
Goodwill, beginning of period	$151,976
Pre-acquisition deferred tax adjustments (Note 9)	(7,902)

Goodwill, end of period	$144,074

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At March 31, 2007 and December 31, 2006, other intangibles were comprised of the following:

		2007		2006
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	113,400	25,986	113,400	22,597
Trademarks	15 yrs.	9,650	1,236	9,650	1,074

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for the quarters ended March 31, 2007 and 2006 was $3.6 million and $3.5 million, respectively. Amortization expense for the remainder of 2007 and the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2007	$10,170	$483	$10,653
2008	12,847	645	13,492
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	12,491	645	13,136
2012	8,977	645	9,622

Pension Benefits and Other Postretirement Benefits

For the quarters ended March 31, 2007 and 2006, the components of the Company’s net periodic benefit cost for the Defined Benefit Pension Plan were as follows:

(In thousands)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Service cost	$699	720
Interest cost	685	625
Expected return on plan assets	(749)	(630)

Net periodic benefit cost	$635	715

For the quarters ended March 31, 2007 and 2006, the components of the Company’s net periodic benefit cost for the Other Postretirement Benefit Plan were as follows:

(In thousands)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Service cost	$35	41
Interest cost	157	168
Recognized net actuarial loss	—	22

Net periodic benefit cost	$192	231

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures.

The Company has one customer that accounted for 21.3% and 19.5% of its revenues for the quarters ended March 31, 2007 and 2006, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

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

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
As of and for the quarter ended March 31, 2007
Operating revenues	$91,592	$15,379	$14,406	$198	$121,575
Operating income (loss)	21,144	7,805	1,822	(2,578)	28,193
Depreciation and amortization	13,560	3,503	3,005	31	20,099
Accretion of asset retirement obligations	157	4	12	2	175
Non-cash compensation charges	—	—	—	1,019	1,019
Secondary offering costs	—	—	—	500	500

Goodwill	91,426	33,348	19,300	—	144,074

Total segment assets	509,800	194,314	102,159	1,134	807,407
Corporate assets					82,891

Total assets					$890,298

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the quarter ended March 31, 2006
Operating revenues	$77,575	$14,720	$13,784	$188	$106,267
Operating income (loss)	13,636	7,714	1,532	(24,727)	(1,845)
Depreciation and amortization	14,137	3,626	2,843	41	20,647
Accretion of asset retirement obligations	180	3	11	3	197
Termination of advisory agreements	—	—	—	12,941	12,941
Non-cash compensation charges	—	—	—	10,456	10,456

The “Other” segment is comprised of the paging operation and the communications services operations. Depreciation related to corporate assets is allocated to the operating segments and was $1.0 million and $0.7 million for the quarters ended March 31, 2007 and 2006, respectively. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the quarter ended March 31, 2007, total unallocated corporate operating expenses were $1.0 million. Additionally, the Company recorded $1.0 million of non-cash compensation and $0.5 million of secondary offering costs in the first quarter of 2007, which were not allocated. For the quarter ended March 31, 2006, total unallocated corporate operating expenses were $0.8 million. Additionally, the Company recorded $0.5 million of advisory fees, $12.9 million for the termination of the advisory agreements and non-cash compensation of $10.5 million, none of which was allocated.

Note 4. Long-Term Debt

As of March 31, 2007 and December 31, 2006, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2007	December 31, 2006
First lien term loan	$617,488	$625,237
Capital lease obligations	1,154	1,286

	618,642	626,523
Less: current portion of long-term debt	6,840	13,152

Long-term debt	$611,802	$613,371

Long-term debt, excluding capital lease obligations

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement” or “First Lien Term Loan”). Borrowings under the Amended Credit Agreement amounted to $630 million, consisting of (i) $235 million of new borrowings, the proceeds of which were used to retire the prior $225 million second lien credit facility (which carried an interest rate of 5.0% above the Eurodollar rate), (ii) the refinancing of $395 million of prior first lien borrowings and (iii) the payment of other costs associated with the borrowing, including a $2.25 million prepayment penalty on the second lien credit facility which was included in interest expense in the second quarter of 2006. The Amended Credit Agreement also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), none of which has been drawn upon.

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The Company made a mandatory “excess cash flow” payment of $6.2 million on March 31, 2007 which was included in current portion of long-term debt on the December 31, 2006 consolidated balance sheet.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. The amount of the restricted payment basket was $36.5 million as of March 31, 2007. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, a mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of excess cash flow. NTELOS Inc. incurred an amendment fee and closing costs of approximately $1.0 million in connection with this amendment which are being amortized to interest expense over the remaining life of the Amended Credit Agreement.

Amortization of the First Lien Term Loan debt issuance costs for the quarter ended March 31, 2007 was $0.2 million.

The aggregate maturities of long-term debt outstanding at March 31, 2007, excluding capital lease obligations, based on the contractual terms of the instruments are $4.7 million in 2007, $6.3 million per year in 2008 and 2009, $153.6 million in 2010 and $446.6 million thereafter.

The Company’s blended average interest rate on its long-term debt as of March 31, 2007 is 6.9%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Cash payments for:
Interest	$11,052	$12,318
Income taxes	11	49

Interest payments in the above table are net of $1.0 million and $0.3 million related to net interest received on the interest rate swap agreements for the quarters ended March 31, 2007 and 2006, respectively.

During the first quarter of 2006, the Company submitted the stock redemption agreements related to its investment in Rural Telephone Bank stock and recognized a gain of $1.7 million based on the stated liquidation value of $4.5 million. Proceeds from the redemption were received in April 2006.

Note 6. Derivatives and Hedging Activities

NTELOS Inc. is party to an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 5.35% on March 31, 2007 and 5.36% on December 31, 2006. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore records the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

Note 7. Stockholders’ Equity

On March 20, 2007, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.15 per share to be paid on July 12, 2007 to stockholders of record on June 21, 2007.

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

The Class B common stock was issued with a $30 million ($1.13 per share) distribution preference which was paid on June 6, 2006. The payment of the dividend represented the payment in full of the Class B distribution preference provided for in the Company’s Restated Certificate of Incorporation. By December 31, 2006, all of the Class B shares were converted into shares of common stock on a one-for-one basis and the Class B common stock instrument was retired. As a result, the Company’s Restated Certificate of Incorporation has been amended so as to effect a reduction in the authorized number of shares of the Company by the elimination of the Class B common stock.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock and substantially all of the options became 25% vested on that date. The repurchase rights related to the original Class A instruments continue for the remaining portion of the shares that were converted to common stock, with an additional 25% expiring in May 2007 and the final 25% expiring in May 2008. As a result of the acceleration in the expiration of the repurchase rights and option vesting, coupled with the continued increase in these instruments fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO related to these instruments were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2005, 2006 and 2007, as applicable) were $1.0 million for the quarter ended March 31, 2007 and $10.5 million for the quarter ended March 31, 2006. Future charges for non-cash compensation related to instruments outstanding at March 31, 2007 for the remainder of 2007 and the years 2008 through 2010 are estimated to be $3.3 million, $1.9 million, $0.8 million and $0.5 million, respectively.

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

The computations of basic and diluted earnings per share for the quarters ended March 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$9,759	$(17,322)

Denominator:
Total shares outstanding	41,980	41,868
Less: unvested shares	(789)	(789)
Less: effect of calculating weighted average shares	(6)	(7,608)

Denominator for basic earnings per common share – weighted average shares outstanding	41,185	33,471
Plus: unvested shares	789	—
Plus: common stock equivalents of stock options exercised	238	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,212	33,471

For the quarter ended March 31, 2006, the denominator for diluted earnings per common share is equal to the denominator for basic earnings per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive.

Note 8. Stock Plans

On February 13, 2006, in connection with the Company’s IPO, the Class A common stock options were converted to approximately 313,250 common stock options exercisable for shares of common stock, based on a 2.15 conversion ratio. Additionally, one-fourth of these options vested upon completion of the IPO in accordance with the terms of the plan. The Company amended and restated its equity incentive plan (the “Equity Incentive Plan”) at the time of the IPO. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans”. For the quarter ended March 31, 2007, the Company issued 323,440 options under the Equity Incentive Plan, of which 209,440 were issued to officers, and 25,800 options under the Non-Employee Director Plan. Options under these plans are issuable to employees or non-employee directors as applicable. Fifty percent of the options issued to officers vest on the second anniversary of the grant date, with 25% vesting on each of the third and fourth anniversary dates. All other employee options vest one-fourth annually beginning one year after the grant date and the non-employee director options cliff vest one year after the grant date.

The summary of the activity and status of the Equity Incentive Plans for the quarter ended March 31, 2007 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Extended Exercise Price
Options outstanding at January 1, 2007	339	$5.26	$1,786
Granted during the period	349	18.12	6,324
Exercised during the period	(13)	1.73	(22)
Forfeited during the period	(2)	6.56	(13)

Options outstanding at March 31, 2007	673	$12.00	$8,075

Exercisable at March 31, 2007	75	$5.95	$446

There has been no change in the activity and status of the former Class A common stock instruments for the quarter ended March 31, 2007. Please see Note 10 contained in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2006.

The summary of the Equity Incentive Plans fair value for the quarter ended March 31, 2007 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Extended Fair Value
Options outstanding at January 1, 2007	339	$9.72	$3,294
Granted during the period	349	7.17	2,503
Exercised during the period	(13)	11.14	(145)
Forfeited during the period	(2)	9.25	(18)

Options outstanding at March 31, 2007	673	8.37	5,634
Less: vested and unexercised at March 31, 2007	(75)	9.43	(708)

Unvested outstanding at March 31, 2007	598	$8.23	$4,926

Total options that vested in the first quarter of 2007	34	$7.24	$246

Total options vested or expected to vest	630	$8.45	$5,324

Weighted average remaining term of vested options	8.5 years

The intrinsic values of the options that vested and the options that were exercised during the quarter ended March 31, 2007 were $0.2 million and $0.2 million, respectively. The weighted average exercise price and the aggregate intrinsic value of the options which we expect to vest are $11.69 per share and $4.2 million, respectively, at March 31, 2007 and the aggregate intrinsic value of the options exercisable at March 31, 2007 is $0.9 million.

Note 9. Income Taxes

Income taxes for the three month period ended March 31, 2007 were $7.2 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation, and non-deductible cost incurred for the secondary offering. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-cash stock based compensation charges are projected to be $3.8 million in 2007 and $1.6 million in 2008. Income taxes for the three months ended March 31, 2006 were $3.6 million, driven by non-deductible, non-cash stock based compensation and interest cost in excess of Internal Revenue Code defined yields.

Our unused Net Operating Losses (“NOLs”) are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $25.1 million in 2007, $19.0 million in 2008, $9.2 million in 2009 through 2012 and $1.6 million thereafter.

During March 2007, we resolved the uncertainty related to the interaction of the adjustment for realized built-in gains and the general carryforward provisions for unused annual NOL limits. This uncertainty existed at the time of our merger and thus we did not record a deferred tax asset of approximately $7.9 million for the benefit of approximately $20 million of our existing NOLs. This deferred tax benefit of approximately $7.9 million has now been reflected as a reduction to goodwill and the increased available NOL amounts have been included in the annual projections discussed above.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. As a result of the implementation of FIN No. 48, the Company recognized an increase to retained earnings of approximately $1.7 million on January 1, 2007. The balance of the unrecognized tax benefits at adoption was $3.3 million, of which $3.1 million would affect earnings if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively, all of which have been immaterial to date.

With limited exception, the Company is no longer subject to U.S. federal, state or local income tax audits by taxing authorities for the years through 2002. None of the unrecognized benefits are expected to reverse during the next twelve months.

Note 10. Commitments and Contingencies

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company has not recognized revenue related to such matters. The Company recognizes revenue in the period that it is reliably assured of the collection of these claims.

The Company is periodically involved in disputes and legal and tax proceedings and filings arising from normal business activities. As of March 31, 2007, the Company’s reserve relating to certain operating tax issues was $0.4 million after a $0.4 million credit recorded to corporate operating expense during the quarter ended March 31, 2007 based on settlements and other activity related to these issues. While the outcome of the remainder of this issue and other such matters are currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and adequate provision for any probable losses has been made in our consolidated financial statements.

The Company had purchase commitments relating to capital expenditures totaling $13.1 million as of March 31, 2007. All of these commitments are expected to be satisfied during 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P, which we refer to as the Strategic Network Alliance. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers.

Our wireless revenues accounted for 75% of our total revenues in the first quarter of 2007 and 92% of our total revenue growth from the first quarter of 2006 to the first quarter of 2007. As of March 31, 2007, our wireless retail business had approximately 383,000 NTELOS-branded subscribers, representing a 7.4% penetration of our total covered population. Additionally, as a result of significant investments that we made to our network in 2005 and 2006 when we added 147 new wireless cell sites as well as product, system and program initiatives recently employed in all segments, we have realized revenue growth of 14%, with wireless subscriber revenue growth of 14% and wireless wholesale revenue growth of 25%, from the first quarter of 2006 to the first quarter 2007. We have also accomplished significant wireless customer growth (11% year over year, with 15,900 net adds in the first quarter of 2007) from increases in customer additions and reductions in churn.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. We also own a 2,040-mile regional fiber optic network which directly connects our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. The wireline competitive segment strategic products (local, broadband voice and data services, and high-capacity network access and transport services) experienced 12% revenue growth from the first quarter of 2006 to the first quarter of 2007.

On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle and certain of their affiliates sold an aggregate of 12,650,000 shares priced at $18.25 per share. This resulted in their combined ownership declining from 58% to approximately 27%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal, printing and accounting fees with outside service firms related to the preparation of the registration statement, which totaled $0.5 million, were charged to corporate operations expense in the first quarter of 2007.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. The amount of the restricted payment basket was $36.5 million as of March 31, 2007. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, a mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of excess cash flow. NTELOS Inc. incurred an amendment fee and closing costs of approximately $1.0 million in connection with this amendment which are being amortized to interest expense over the remaining life of the Amended Credit Agreement.

On March 20, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.15 per share to be paid on July 12, 2007 to stockholders of record on June 21, 2007.

During the first quarter of 2006, we completed an initial public offering (the “IPO”) of 15,375,000 shares of our common stock at an offering price of $12.00 per share. We received proceeds from the offering of approximately $172.5 million, net of $12.0 million in underwriting fees which were used to make a $12.9 million payment relating to the termination of our advisory agreements with CVC and Quadrangle, a $143.9 million payment to redeem our Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006, and the remainder, combined with available cash, was used to pay a $30 million dividend on our 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represented the payment in full of the $30 million Class B distribution preference provided for in our Restated Certificate of Incorporation. Subsequent to this distribution, all of the 26,493,000 shares of the Class B common stock were converted into shares of common stock, increasing the shares of common stock outstanding to approximately 41,965,000 at December 31, 2006.

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

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We are required to be in compliance with the Sarbanes-Oxley Act by December 31, 2007. Accordingly, we will incur additional incremental costs over 2006. At this time, we project that the total incremental operating expenses of being a public company will be approximately $1.8 million in 2007. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per handset/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in the consolidated statements of operations for the quarters ended March 31, 2007 and 2006.

	Quarter Ended March 31,
(Dollars in thousands, other than ARPU data)	2007	2006
Wireless communications revenues	$91,592	$77,575
Less: equipment revenues from sales to new customers	(4,746)	(3,745)
Less: equipment revenues from sales to existing customers	(1,991)	(1,084)
Less: wholesale revenues	(22,926)	(18,287)
Plus: other revenues and adjustments	481	364

Wireless gross subscriber revenues	$62,410	$54,823

Average subscribers	375,002	340,057
Total ARPU	$55.48	$53.74

Wireless gross subscriber revenues	$62,410	$54,823
Less: paid in advance and prepay subscriber revenues	(17,108)	(12,695)
Less: adjustments	(674)	(496)

Wireless gross postpay subscriber revenues	$44,628	$41,632

Average postpay subscribers	270,283	256,588
Postpay ARPU	$55.04	$54.08

Wireless gross subscriber revenues	$62,410	$54,823
Less: wireless voice and other features revenues	(58,544)	(52,174)

Wireless data revenues	$3,866	$2,649

Average subscribers	375,002	340,057
Total data ARPU	$3.44	$2.60

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•

wireline communications, comprised of RLEC service revenues, including local service, network access, toll and directory advertising, and Competitive service revenues, including revenues from our key strategic products (local, broadband voice and data services, and high-capacity network access and transport services), long distance and dial-up Internet services; and

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including non-cash compensation expense related to the original Class A common stock and option instruments held by certain members of corporate management and secondary offering costs;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations, or ARO; and

•	termination of advisory agreements.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, other income, which includes interest income and gain on sale of investment.

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

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to Verisign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred significant cumulative operating losses since it initiated PCS services in 1997. We recognize a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the quarters ended March 31, 2007 and 2006. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

OVERVIEW

Operating revenues increased $15.3 million, or 14.4% from $106.3 million for the quarter ended March 31, 2006 to $121.6 million for the quarter ended March 31, 2007. Wireless PCS accounted for 92% of this increase, with growth occurring from both subscriber revenues and wholesale revenues. Wireline contributed the remaining revenue increase primarily from increases in key strategic products in the Competitive segment and minute-driven increases in access revenues within the RLEC segment, partially offset by declines in revenues of other Competitive segment products.

Operating income increased $30.0 million over the comparative quarters, from a loss of $1.8 million for the quarter ended March 31, 2006 to income of $28.2 million for the quarter ended March 31, 2007. Net income increased $27.1 million from net loss of $17.3 million for the quarter ended March 31, 2006 to net income of $9.8 million for the quarter ended March 31, 2007. Included in the net loss for the quarter ended March 31, 2006 was a charge of $12.9 million for the termination of advisory agreements and interest expense that was $5.7 million higher during the first quarter of 2006 than the first quarter of 2007, which related to interest on the Floating Rate Notes (retired in April 2006) and lower interest during 2007 as a result of the refinancing transaction in June 2006. In addition, non-cash compensation charges were $1.0 million in the first quarter of 2007 and $10.5 million in the first quarter of 2006. Finally, income tax expense was $7.2 million and $3.6 million for the quarters ended March 31, 2007 and 2006, respectively.

OPERATING REVENUES

The following tables identify our operating revenues on a business segment basis for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
Operating Revenues	2007	2006	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$91,592	$77,575	$14,017	18.1%

Wireline
RLEC	15,379	14,720	659	4.5%
Competitive wireline	14,406	13,784	622	4.5%

Total wireline	29,785	28,504	1,281	4.5%

Other	198	188	10	5.3%

Total	$121,575	$106,267	$15,308	14.4%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $14.0 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007 due to an increase in our NTELOS-branded net subscriber revenue of $7.4 million, or 13.7%, a $4.6 million, or 25.4%, increase in wholesale and roaming revenues, and a $1.9 million, or 39.5%, increase in equipment sales revenues.

Subscriber revenues reflected subscriber growth of 11.4% over the comparative quarters, or 39,264 subscribers, from 343,879 subscribers as of March 31, 2006 to 383,143 subscribers as of March 31, 2007. As of March 31, 2007 and 2006, postpay subscribers represented 71.4% and 74.9% of total subscribers, respectively.

For the comparative quarters, subscriber revenues reflected the subscriber growth described above and an increase in ARPU of 3.2%, from $53.74 to $55.48 for the quarters ended March 31, 2006 and 2007, respectively. This increase in ARPU is attributable to the continued growth in data services, data packages and higher-priced product offerings. Total data ARPU was $3.44 for the first quarter of 2007, up from $2.60 for the first quarter of 2006. Other subscriber revenue increased 18.8% related in large part to growth in data services including data bundle packages introduced during the second quarter of 2006. Gross subscriber additions were 18.1% higher for the first quarter of 2007, at 47,579, compared to first quarter 2006 gross subscriber additions of 40,285. This increase in gross adds combined with the introduction of more feature-rich handsets sold in the 2007 period as compared to the 2006 period led to an increase in equipment sales revenue of $1.9 million, or 39.5%, from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. Total subscriber churn decreased 12.3%, from 3.21% for the first quarter of 2006 (32,712 subscribers) to 2.81% for the first quarter of 2007 (31,633 subscribers), due to network and service quality improvements and an increased take-rate of the national and other lower churn plans and other program improvements in 2007.

The increase in wholesale revenues for the comparative periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 25.4%, from $18.3 million for the quarter ended March 31, 2006 to $22.9 million for the quarter ended March 31, 2007. Our wholesale revenues are derived primarily from the voice usage (or “home minutes of use”) by Sprint Nextel customers who live in the Strategic Network Alliance service area, those customers of Sprint Nextel who use our voice services (“travel minutes of use”) while traveling through the Strategic Network Alliance service area and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 63 cell sites within this wholesale service area over the last five quarters, improving existing service and extending this coverage area.

Wholesale pricing reductions under the Strategic Network Alliance went into effect on July 1, 2006 relating to travel minutes of use (minutes from Sprint Nextel customers from outside our region) and relating to data usage in accordance with the annual pricing reset provisions of this wholesale agreement. The impact of the July 2006 pricing reductions was more than offset by increased usage. Based on notification from Sprint Nextel of its retail yield for voice usage and data usage for 2006, pursuant to the terms of our Strategic Network Agreement, further pricing reductions are expected to go into effect on July 1, 2007 relating to travel minutes of use and, for the first time since entering into the contract in 2004, for home minutes of use. Sprint Nextel’s proposed data revenue yield is significantly lower than the comparable rate for the prior year. We experienced significant growth in data usage in 2006 and expect continued growth in 2007. Our discussions with Sprint Nextel as to the appropriate voice and data rates to commence on July 1, 2007 continue at this time. We expect continued growth in voice and data usage which should result in continued growth in wholesale revenue for 2007 compared to 2006.

We entered into a seven-year exclusive wholesale agreement with Sprint Spectrum L.P. in 2004. While the 2005 merger of Sprint and Nextel has not had a negative impact on us to date, the ultimate impact of this merger is not known at this time. Further, Sprint Nextel acquired controlling ownership interest in Nextel Partners Inc., a wireless affiliate of Sprint Nextel, in 2006 and the potential impact of any such consolidation is unknown. See “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.3 million from $28.5 million for the quarter ended March 31, 2006 to $29.8 million for the quarter ended March 31, 2007.

•

RLEC Revenues.    RLEC revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our RLEC customers increased over the comparative quarters despite a 3.1% access line decrease, with lines totaling 45,054 as of March 31, 2007 compared to 46,492 as of March 31, 2006. Revenues for the comparative periods increased $0.7 million, or 4.5%, from $14.7 million for the quarter ended March 31, 2006 to $15.4 million for the quarter ended March 31, 2007. This increase was due primarily to an increase in access revenues of $0.9 million, or 10.4%, over the respective periods driven by an increase in carrier access minutes of 19.5% from the first quarter of 2006 to the first quarter of 2007 due primarily to growth in usage by wireless carriers. Our interstate access rates will be subject to a biennial reset on July 1, 2007, which we expect will yield a net revenue reduction.

The access line loss noted above is reflective primarily of wireless substitution and residential second line losses. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. While still uncertain, we do anticipate cable competition from Comcast to commence in 2007. We have estimated that our access line losses may be between 4% and 7% in 2007, assuming cable competition does occur which would impact RLEC revenues, principally from residential consumers.

•

Competitive Wireline Revenues.    Competitive wireline total operating revenues, including revenues from local and long distance, voice and data, Internet access and network access and transport services increased $0.6 million, or 4.5%, from $13.8 million for the quarter ended March 31, 2006 to $14.4 million for the quarter ended March 31, 2007.

Revenues from our key strategic products in the Competitive wireline segment grew $1.1 million, or 11.6%, over the comparative quarters, offset by declines in other Competitive revenues. Revenue from Broadband, integrated access and Metro Ethernet services increased $1.0 million, or 34.5%, from 2006 to 2007 due primarily to customer growth of 20.3% with the Broadband products, particularly in the products with higher bandwidth. Private line, Competitive Access Provider (“CAP”) and transport revenue increased $0.1 million, or 2.7%, over the comparative quarters primarily from new circuit additions with carriers. Local, Primary Rate Interface (“PRI”) and long distance revenue increased $0.1 million collectively, or 3.1%, from 2006 to 2007 due to an increase in customers over the comparable periods. Offsetting this were declines in dial-up internet, switched access and reciprocal compensation revenues. Dial-up revenue declined $0.3 million from continued customer erosion, with 5,385 fewer customers, or 17.0%, from 31,707 at March 31, 2006 to 26,322 at March 31, 2007. In addition, switched access and reciprocal compensation revenues declined $0.3 million due to volume reductions.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenue remained flat at $0.2 million for the quarters ended March 31, 2006 and 2007.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
Operating Expenses	2007	2006	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$56,731	$49,622	$7,109	14.3%

Wireline
RLEC	4,067	3,377	690	20.4%
Competitive wireline	9,567	9,398	169	1.8%

Total wireline	13,634	12,775	859	6.7%

Other	1,224	1,474	(250)	(17.0%)

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation	71,589	63,871	7,718	12.1%
Depreciation and amortization	20,099	20,647	(548)	(2.7%)
Accretion of asset retirement obligations	175	197	(22)	(11.2%)
Secondary offering costs	500	—	500	100%
Termination of advisory agreements	—	12,941	(12,941)	N/M
Non-cash compensation	1,019	10,456	(9,437)	(902.5%)

Total operating expenses	$93,382	$108,112	$(14,730)	(13.6%)

The following describes our operating expenses on an aggregate basis and on a basis consistent with our financial statement presentation.

TOTAL OPERATING EXPENSES—As noted above, total operating expenses decreased $14.7 million, or 13.6%, over the comparative quarters. Operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs (included in corporate operations expense), termination of advisory agreements and non-cash compensation charges increased $7.7 million, or 12.1%, from the quarter ended March 31, 2006 to the quarter ended March 31, 2007.

Total wireless operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation charges grew primarily from cost of sales and other selling and retention expenses and from increased cell site expense. Increased cost of sales, particularly roaming costs and features, accounted for $3.3 million of the increase. Excluding cost of sales, the remaining increase of $3.8 million, or 11.2%, over the comparative quarters was primarily due to increased retention costs of the larger subscriber base, an increase in agent and employee sales commissions due to increased sales, an increase in compensation expense due primarily to annual wage increases on April 1 of each year and an increase in cell site expense related to a 10.2% increase in the number of cell sites and the increased subscriber base. These increases were primarily offset by favorable changes in advertising and marketing, operating taxes and bad debt expense.

Wireline operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation charges increased $0.9 million, or 6.7%, over the comparative quarters. This increase was largely related to revenue-driven increased access and long distance wholesale expense and increased compensation expense due primarily to annual wage increases on April 1 of each year.

Other operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation charges from the other communication service businesses decreased $0.3 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007 due primarily to a decrease of $0.5 million in advisory fees. These costs were eliminated after the first quarterly payment in 2006 as a result of the termination of our advisory agreements in February 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $3.3 million, or 21.0%, from $15.8 million for the quarter ended March 31, 2006 to $19.1 million for the quarter ended March 31, 2007. Equipment cost of sales, or COS, increased $1.2 million in 2007 compared to 2006 primarily due to 7,294 more wireless gross customer additions over the comparative quarters and sales of feature-rich, more expensive handsets. Roaming costs related to increased sales for national plans and other plans which contain more package roaming minutes increased $1.4 million over the comparative quarters. Subscribers with a national plan represented 13.1% and 26.8% of the subscriber base at March 31, 2006 and 2007, respectively. The Company expects continued growth in roaming costs as sales of national plans increase. Advanced Data COS and Access COS increased $0.5 million and $0.4 million, respectively over the comparative quarters due to increased data sales.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $0.9 million, or 4.9%, from $19.3 million to $20.2 million for the quarters ended March 31, 2006 and 2007, respectively. Cell site costs for wireless increased $0.7 million over the comparative quarters as a result of the larger subscriber base and a 10.2% increase in cell sites in service between the comparative quarters. In connection with 2007 planned network expansion and enhancements, we are planning an additional 6% to 7% increase in the number of cell sites by the end of the year. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. The increase in maintenance and support is also attributable to transport and access expense which increased $0.5 million over the comparative quarters due to the wireless PCS growth and growth of the strategic wireline Competitive services and CLEC UNE-loop rate increases. The remaining increase is primarily attributable to increased compensation expenses related to wage increases on April 1 of each year. Primarily offsetting these increases was a $0.7 million decrease in non-cash compensation related to the original Class A common stock and option instruments held by certain members of operations and engineering management, which decreased from $0.8 million for the first quarter of 2006 to $0.1 million for the first quarter of 2007.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.2 million, or 5.1%, from $24.4 million for the first quarter of 2006 to $25.6 million for the first quarter of 2007. This increase is primarily related to the direct costs associated with increased wireless PCS customer additions between the comparative periods and the related increase in the customer base, such as customer retention, commissions and other selling expenses. These increases were primarily offset by a decrease in non-cash compensation expense of $0.9 million related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management, which decreased from $1.1 million for the first quarter of 2006 to $0.1 million for the first quarter of 2007. Also offsetting the increases was an improvement in bad debt expense of $0.4 million over the comparative quarters, net of offsetting increases in collection expense, and a reduction in advertising and marketing expenses of $0.4 million over the comparative quarters.

CORPORATE OPERATIONS EXPENSES—For the comparative periods, corporate operations expenses decreased $6.7 million, or 45.2%, from $14.9 million for the quarter ended March 31, 2006 to $8.1 million for the quarter ended March 31, 2007. The primary driver of this decrease is a $7.8 million decrease in non-cash compensation expense over the comparative quarters, which decreased from $8.5 million for the first quarter of 2006 to $0.8 million for the first quarter of 2007. Also contributing to the decrease was a $0.5 million decrease in advisory fees, which were eliminated after the first quarterly payment in 2006 as a result of the termination of our advisory agreements in February 2006. Absent these changes, corporate operations expense increased $1.5 million over the comparative quarters due primarily to an increase of $0.8 million, or 29.6%, in compensation expense due primarily to increased year over year bonus expense and medical costs, and an increase in certain insurance expenses and sponsorships and other charitable contributions. Also included in corporate operations for the first quarter of 2007 were $0.5 million in legal, accounting and other costs related to the secondary stock offering discussed in the overview section above.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $0.5 million, or 2.7%, from $20.6 million for the quarter ended March 31, 2006 to $20.1 million for the quarter ended March 31, 2007. A $0.6 million decrease in depreciation expense related to assets that became fully depreciated during 2006 and accelerated depreciation related to the 3G-1xRTT network upgrade which commenced in 2005 and was completed during the second quarter of 2006 more than offset the $0.1 million increase in depreciation expense related to fixed asset additions.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge remained flat over the comparative quarters at $0.2 million.

TERMINATION OF ADVISORY AGREEMENTS—The Company (through NTELOS Inc.) entered into advisory agreements with the Advisors, whereby the Advisors would provide advisory and other services to the Company for a period of ten years for a combined annual advisory fee of $2.0 million payable quarterly at the beginning of each quarter. On February 13, 2006, commensurate with its IPO, the Company terminated the advisory agreements, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative quarters decreased $5.7 million, or 34%, from $16.7 million to $11.0 million due primarily to the repayment of the Floating Rate Notes in April 2006. During the first quarter of 2006 interest on the Floating Rate Notes was $4.6 million. The remaining decrease related to reduced interest rates associated with the debt refinancing in June 2006 where the $225 million second lien credit facility which bore interest at 5.0% above the Eurodollar rate was refinanced with a new first lien credit facility bearing interest at 2.25% above the Eurodollar rate. The blended rate improvement realized from this refinancing is approximately 0.94%, or a $6.2 million annual savings at the current level of senior debt.

The change in fair value of interest rate swap instrument was a loss of $0.9 million for the quarter ended March 31, 2007 compared with a gain of $1.9 million for the quarter ended March 31, 2006. Our swap agreement is not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the fair value of the swap agreement are recorded as a charge or credit to (loss) gain on interest rate swap. The fair value of the current interest rate swap agreement of $2.9 million at March 31, 2007 has been recorded as “deferred asset – interest rate swap” on the condensed consolidated balance sheets. The interest rate swap agreement matures in February 2008.

Other income primarily relates to interest income from cash and cash equivalents. Other income totaled $0.7 million for the quarter ended March 31, 2007, $0.5 million lower than the prior year due to lower cash balances after the IPO proceeds were used to repay obligations in the second quarter of 2006. We recorded a gain on sale of investment totaling $1.7 million for the quarter ended March 31, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006. This has been classified in other income below operating income due to the fact that the RTB stock was of a non-operational nature.

INCOME TAXES

Income tax expense for the quarter ended March 31, 2007 was $7.2 million, which is a 42.5% effective tax rate, approximately 3.6% above the effective statutory rate due primarily to the effects of non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges are projected to be approximately $3.8 million in 2007 and $1.6 million in 2008. Income taxes for the quarter ended March 31, 2006 were $3.6 million, representing primarily the effects of non-deductible transaction costs, non-deductible/non-cash stock based compensation, interest cost in excess of Internal Revenue Code defined yields and revenue based state minimum taxes.

Our unused Net Operating Losses (“NOLs”) are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $25.1 million in 2007, $19.0 million in 2008, $9.2 million in 2009 through 2012 and $1.6 million thereafter.

Liquidity and Capital Resources

For the quarters ended March 31, 2006 and 2007, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel. See “Business” contained in Item 1, Part I of our annual report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, we had $662.5 million in aggregate long term liabilities, consisting of $611.8 million in outstanding long-term debt ($618.6 million including the short-term element) and approximately $50.7 million in other long-term liabilities. On June 1, 2006, NTELOS Inc. refinanced the second lien term loan by entering into the first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement”), consisting of $395 million of the prior first lien term loan and $235 million of new borrowings. The new borrowings were used to repay the second lien term loan of $225 million and to pay other costs associated with the borrowing, including a $2.3 million prepayment penalty on the second lien term loan. In connection with this refinancing, NTELOS Inc. also paid the Company a dividend of $16.0 million on June 6, 2006. The Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which has been used. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of March 31, 2007 is 6.9%. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $4.7 million in 2007, $6.3 million per year in 2008 and 2009, $153.6 million in 2010 and $446.6 million in 2011.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of excess cash flow. NTELOS Inc. incurred an amendment fee and closing costs of approximately $1.0 million in connection with this amendment which will be amortized to interest expense over the remaining life of the Amended Credit Agreement. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of March 31, 2007, we are in compliance with all of our debt covenants, and our ratios at March 31, 2007 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement. Our ratios under the foregoing restrictive covenants as of March 31, 2007 are as follows:

	Actual	Covenant Requirement at March 31, 2007
Leverage ratio (total debt outstanding to EBITDA)	3.38	Not more than 5.50
Minimum interest coverage ratio	3.87	Not less than 2.25

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO.

In addition to the long-term debt discussed above, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At March 31, 2007, the net present value of these future minimum lease payments was $1.2 million.

During the quarter ended March 31, 2007, net cash provided by operating activities was approximately $24.9 million. We generated $36.6 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $26.8 million of depreciation, amortization, deferred taxes and other non-cash charges (net), including $1.0 million in Class A common stock and stock options non-cash compensation charges. Total net changes in operating assets and liabilities used $11.6 million. The principal changes in operating assets and liabilities from December 31, 2006 to March 31, 2007 were as follows: accounts receivable increased by $0.4 million, or 1.1%, due to increased revenues partially offset by improved accounts receivable aging; inventories and supplies decreased $0.6 million driven by the introduction of our loaner phone program in the first quarter of 2007 which resulted in a reduction in handsets required to support customer exchanges; other current assets increased $1.7 million largely related to increases in prepaid rents; accounts payable decreased by $3.6 million related to operating activities with a significantly higher amount of purchases occurring at the end of 2006 (paid for after year-end) as compared to the first quarter of 2007 purchase activity; and other current liabilities decreased $4.2 million due primarily to a $4.5 million reduction in accrued compensation primarily related to a reduction in unpaid annual incentive compensation. Retirement benefit payments for the first quarter of 2007 were approximately $6.2 million due primarily to the $6.0 million pension plan funding.

During the quarter ended March 31, 2006, net cash used in operating activities was approximately $8.3 million. We generated $15.6 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $32.9 million of depreciation, amortization and other non-cash charges (net) including $10.5 million in class A common stock and stock options non-cash compensation charges. Total net changes in operating assets and liabilities used $23.9 million. The principal changes in operating assets and liabilities from December 31, 2005 to March 31, 2006 were as follows: accounts receivable decreased by $0.5 million, or 1.3%; inventories and supplies increased $2.3 million; other current assets increased $2.5 million; accounts payable decreased by $10.9 million; and other current liabilities decreased $2.2 million. Retirement benefit payments in the first quarter of 2006 were approximately $6.4 million due primarily to the $6.3 million pension plan funding.

Our cash flows used in investing activities for the quarter ended March 31, 2007 were approximately $16.1 million and include the following:

•

$16.1 million used for the purchase of property and equipment comprised of (i) approximately $9.6 million related to supporting our increasing subscriber base, continuing our incremental network expansion, installing network software upgrades and upgrading our Home Location Register (“HLR”), a central database that contains details of each of our mobile subscribers and which manages calls between our wireless customers and calls to and from the public switched telephone network, (ii) approximately $5.3 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter and the planned mid-year launch of a new video service offering, and (iii) approximately $1.2 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

Our cash flows used in investing activities for the quarter ended March 31, 2006 were approximately $20.3 million, with $20.4 million used for the purchase of property and equipment.

We currently expect capital expenditures for 2007 to be in the range of $77 million to $81 million (not including any discretionary capital expenditures for possible upgrades to our wireless network related to EVDO). We expect that our capital expenditures associated with our wireless business in 2007 will be in the range of $51 million to $53 million, of which approximately $20 million to $22 million is expected to be used for continued incremental network coverage expansion and enhancements within our coverage area, which we consider discretionary expansion projects, $19 million to provide additional capacity to support our projected growth in our NTELOS-

branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $12 million is targeted to maintain and support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2007 will be in the range of $20 million to $22 million, which is targeted to provide regular maintenance and support for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter of 2006 and the planned launch of a new video service offering in 2007. In addition, we expect to invest approximately $6 million in enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the quarter ended March 31, 2007 aggregated $8.7 million, which primarily represents the following:

•	$7.7 million in payments on our senior secured term loan; and

•	$0.9 million in debt issuance costs.

Net cash provided by financing activities for the quarter ended March 31, 2006 aggregated $170.1 million, which primarily represents the following:

•	$171.2 million in proceeds from the initial public offering of common stock; and,

•	$1.1 million in payments on senior secured term loans and other debt instruments.

As of December 31, 2006 and March 31, 2007, we had approximately $44.2 million and $44.3 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $25.0 million and $36.9 million, respectively. Of the cash and cash equivalents on hand on March 31, 2007, $41.1 million was held by NTELOS Inc. and its subsidiaries which is subject to usage restrictions pursuant to the Amended Credit Agreement.

We currently intend to continue to pay regular quarterly dividends on our common stock at a rate of $0.15 per share. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account possible higher capital expenditure levels during this period than we have had in 2005 and 2006 as we continue to grow our business and evaluate additional growth opportunities, including potential discretionary upgrades to our 3G networks for higher-speed data communications applications such as EVDO. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have a cash balance of $44.3 million at March 31, 2007 and we believe our cash from operations will continue to grow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily related to interest rates. As of March 31, 2007, $617.5 million was outstanding under the First Lien Term Loan. As of March 31, 2007, NTELOS Inc. achieved a leverage ratio of 3.4:1.0 and an interest coverage ratio of 3.9:1.0, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.2 million as of March 31, 2007.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 2.64% for the initial calculation period and 5.35% as of March 31, 2007. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults.

At March 31, 2007, we had a $2.9 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $2.9 million above its face value. At March 31, 2007, our senior bank debt of $617.5 million is $305.0 million over the swap agreement.

At March 31, 2007, our financial assets included cash and cash equivalents of $44.3 million. Other securities and investments totaled $0.3 million at March 31, 2007.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first quarter of 2007 or existing policies that were changed during the first quarter of 2007.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. As a result of the implementation of FIN No. 48, the Company recognized an increase to retained earnings of approximately $1.7 million on January 1, 2007. The balance of the unrecognized tax benefits at adoption was $3.3 million, of which $3.1 million would affect earnings if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively, all of which have been immaterial to date.

With limited exception, the Company is no longer subject to U.S. federal, state or local income tax audits by taxing authorities for the years through 2002. None of the unrecognized benefits are scheduled to reverse during the next twelve months.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its results of operations and financial position.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” (pages 21 to 36) in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 10, 2007	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: May 10, 2007	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary