Form 10-Q
period 2007-06-30
NTELOS HOLDINGS CORP
filed 2007-08-02
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 42,019,476 shares of the registrant’s common stock outstanding as of the close of business on July 31, 2007.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2007

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	June 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$57,536	$44,180
Accounts receivable, net of allowance of $11,036 ($11,412 in 2006)	41,534	38,396
Inventories and supplies	7,238	5,471
Other receivables and deposits	3,870	3,777
Prepaid expenses and other	8,105	6,562

	118,283	98,386

Securities and Investments
Interest rate swap	2,491	3,874
Securities and investments	395	294

	2,886	4,168

Property, Plant and Equipment
Land and buildings	37,089	36,736
Network plant and equipment	423,934	402,393
Furniture, fixtures and other equipment	40,540	38,312

Total in service	501,563	477,441
Under construction	24,938	12,370

	526,501	489,811
Less accumulated depreciation	145,012	113,039

	381,489	376,772

Other Assets
Goodwill	144,074	151,976
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $30,773 ($23,671 in 2006)	92,277	99,379
Radio spectrum licenses in service	114,102	114,102
Radio spectrum licenses not in service	18,282	18,250
Other radio spectrum licenses	1,344	1,344
Deferred charges	4,842	4,470

	406,921	421,521

	$909,579	$900,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2007	December 31, 2006
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,818	$13,152
Accounts payable	26,995	25,209
Dividends payable	6,303	—
Advance billings and customer deposits	17,799	16,709
Accrued payroll	6,719	10,021
Accrued interest	149	305
Deferred revenue	521	683
Income tax payable	943	—
Accrued operating taxes	4,199	3,584
Other accrued liabilities	2,911	3,749

	73,357	73,412

Long-term Liabilities
Long-term debt	610,350	613,371
Other long-term liabilities:
Retirement benefits	28,858	33,062
Deferred income taxes	4,472	7,799
Long-term deferred liabilities	18,283	17,986
Income tax payable	3,187	2,576
Class A common stock deposit	219	419

	665,369	675,213

Minority Interests	453	457

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,018 issued and outstanding (41,965 in 2006)	160,054	157,376
Retained earnings (accumulated deficit)	9,870	(6,087)
Accumulated other comprehensive income	476	476

	170,400	151,765

	$909,579	$900,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

(In thousands except per share amounts)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Operating Revenues
Wireless communications	$93,493	$79,588	$185,085	$157,163
Wireline communications	30,306	28,924	60,091	57,428
Other communication services	171	227	369	415

	123,970	108,739	245,545	215,006

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	18,609	16,964	37,718	32,763
Maintenance and support (inclusive of non-cash compensation expense of $103 and $196 for the three and six months ended June 30, 2007, respectively and $83 and $923 for the three and six months ended June 30, 2006, respectively)	21,312	18,813	41,550	38,110
Customer operations (inclusive of non-cash compensation expense of $162 and $302 for the three and six months ended June 30, 2007, respectively and $123 and $1,194 for the three and six months ended June 30, 2006, respectively)	26,242	24,533	51,860	48,904
Corporate operations (inclusive of non-cash compensation expense of $831 and $1,617 for the three and six months ended June 30, 2007, respectively and $718 and $9,263 for the three and six months ended June 30, 2006, respectively)	7,865	6,604	16,008	21,464
Depreciation and amortization	20,579	21,345	40,678	41,992
Accretion of asset retirement obligations	217	230	392	427
Termination of advisory agreements	—	—	—	12,941

	94,824	88,489	188,206	196,601

Operating Income	29,146	20,250	57,339	18,405

Other Income (Expenses)
Interest expense	(10,671)	(21,149)	(21,701)	(37,895)
(Loss) gain on interest rate swap	(455)	1,005	(1,383)	2,943
Other income	759	774	1,501	3,718

	(10,367)	(19,370)	(21,583)	(31,234)

	18,779	880	35,756	(12,829)
Income Tax Expense	7,958	627	15,180	4,237

	10,821	253	20,576	(17,066)
Minority Interests in Losses (Earnings) of Subsidiaries	—	(15)	4	(18)

Net Income (Loss)	10,821	238	20,580	(17,084)
Dividend Distribution Preference on Class B Shares	—	(30,000)	—	(30,000)

Income (Loss) Applicable to Common Shares	$10,821	$(29,762)	$20,580	$(47,084)

Basic and Diluted Earnings (Loss) per Common Share:
Income (Loss) per share – basic	$0.26	$(0.72)	$0.50	$(1.26)
Income (Loss) per share – diluted	$0.26	$(0.72)	$0.49	$(1.26)
Average shares outstanding – basic	41,464	41,081	41,325	37,297
Average shares outstanding – diluted	42,171	41,081	41,998	37,297
Cash dividends declared per share – common stock	$—	$—	$0.15	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities
Net income (loss)	$20,580	$(17,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	—	(1,723)
Depreciation	33,576	34,892
Amortization	7,102	7,100
Accretion of asset retirement obligations	392	427
Deferred income taxes	6,985	4,232
Loss (gain) on interest rate swap instrument	1,383	(2,943)
Interest paid-in-kind on the floating rate notes	—	677
Prepayment penalty from early debt repayment recorded in interest expense	—	2,250
Common stock and stock options non-cash compensation expense	2,115	11,380
Retirement benefits and other	1,776	2,002
Amortization and write-off of loan origination costs and debt discount	154	6,679
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable, net	(3,138)	453
(Increase) decrease in inventories and supplies	(1,767)	47
Increase in other current assets	(1,636)	(830)
Changes in income taxes	1,007	(702)
Increase (decrease) in accounts payable	1,786	(8,738)
Decrease in other current liabilities	(2,261)	(4,750)
Retirement benefit contributions and distributions	(6,477)	(6,766)

Net cash provided by operating activities	61,577	26,603

Cash flows from investing activities
Purchases of property, plant and equipment	(38,259)	(43,248)
Proceeds from sale of investments	—	4,572
Other	(19)	—

Net cash used in investing activities	(38,278)	(38,676)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	—	170,535
Proceeds from issuance of long-term debt	—	235,000
Repayment of high yield notes	—	(139,257)
Loan repayment and prepayment penalty associated with early debt repayment	—	(227,250)
Repayments on senior secured term loans	(9,321)	(2,588)
Payment of dividend distribution preference to Class B stockholders	—	(30,000)
Payments under other debt instruments	—	(12)
Debt issuance costs	(951)	(761)
Other	329	2

Net cash (used in) provided by financing activities	(9,943)	5,669

Increase (decrease) in cash and cash equivalents	13,356	(6,404)
Cash and cash equivalents:
Beginning of period	44,180	28,134

End of period	$57,536	$21,730

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

On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle sold an aggregate of 12,650,000 shares, priced at $18.25 per share. This resulted in CVC’s and Quadrangle’s combined ownership declining from approximately 58% to approximately 27%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal, printing and accounting fees related to the preparation of the registration statement, which totaled $0.6 million, were charged to corporate operations expense.

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Goodwill and Intangible Assets

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. At June 30, 2007, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

The following table presents the activity in goodwill for the six months ended June 30, 2007:

(In thousands)	2007
Goodwill, beginning of period	$151,976
Pre-acquisition deferred tax adjustments (Note 9)	(7,902)

Goodwill, end of period	$144,074

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At June 30, 2007 and December 31, 2006, other intangibles were comprised of the following:

		2007		2006
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$29,376	$113,400	$22,597
Trademarks	15 yrs.	$9,650	$1,397	$9,650	$1,074

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for each of the three month periods ended June 30, 2007 and 2006 was $3.6 million and amortization expense for each of the six month periods ended June 30, 2007 and 2006 was $7.1 million. Amortization expense for the remainder of 2007 and the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2007	$6,780	$322	$7,102
2008	12,847	645	13,492
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	12,491	645	13,136
2012	8,977	645	9,622

Pension Benefits and Other Postretirement Benefits

For the three and six months ended June 30, 2007 and 2006, the components of the Company’s net periodic benefit cost for the Defined Benefit Pension Plan were as follows:

(In thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Service cost	$699	$721	$1,398	$1,441
Interest cost	685	624	1,369	1,249
Expected return on plan assets	(749)	(630)	(1,497)	(1,260)

Net periodic benefit cost	$635	$715	$1,270	$1,430

For the three and six months ended June 30, 2007 and 2006, the components of the Company’s net periodic benefit cost for the Other Postretirement Benefit Plan were as follows:

(In thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Service cost	$35	$41	$70	$82
Interest cost	157	168	314	335
Recognized net actuarial loss	—	22	—	44

Net periodic benefit cost	$192	$231	$384	$461

The total expense recognized for the Company’s nonqualified pension plans for the three months ended June 30, 2007 and 2006 is $0.3 million for both periods and $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures.

The Company has one customer that accounted for 22.2% and 21.7% of its revenues for the three and six months ended June 30, 2007, respectively, and 20.0% and 19.7% of its revenues for the three and six months ended June 30, 2006, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

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

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the three months ended June 30, 2007
Operating revenues	$93,493	$15,460	$14,846	$171	$123,970
Operating income (loss)	21,902	7,571	1,890	(2,217)	29,146
Depreciation and amortization	13,897	3,519	3,146	17	20,579
Accretion of asset retirement obligations	196	4	15	2	217
Non-cash compensation charges	—	—	—	1,096	1,096
Secondary offering costs	—	—	—	66	66

As of and for the six months ended June 30, 2007
Operating revenues	$185,085	$30,839	$29,252	$369	$245,545
Operating income (loss)	43,046	15,376	3,712	(4,795)	57,339
Depreciation and amortization	27,457	7,022	6,151	48	40,678
Accretion of asset retirement obligations	353	8	27	4	392
Non-cash compensation charges	—	—	—	2,115	2,115
Secondary offering costs	—	—	—	566	566

Goodwill	91,426	33,348	19,300	—	144,074

Total segment assets	512,979	193,930	104,875	1,127	812,911
Corporate assets					96,668

Total assets					$909,579

For the three months ended June 30, 2006
Operating revenues	$79,588	$14,843	$14,081	$227	$108,739
Operating income (loss)	12,581	7,662	2,095	(2,088)	20,250
Depreciation and amortization	14,919	3,596	2,789	41	21,345
Accretion of asset retirement obligations	212	4	11	3	230
Non-cash compensation charges	—	—	—	924	924

For the six months ended June 30, 2006
Operating revenues	$157,163	$29,563	$27,865	$415	$215,006
Operating income (loss)	26,217	15,376	3,627	(26,815)	18,405
Depreciation and amortization	29,056	7,222	5,632	82	41,992
Accretion of asset retirement obligations	392	7	22	6	427
Termination of advisory agreements	—	—	—	12,941	12,941
Non-cash compensation charges	—	—	—	11,380	11,380

The “Other” segment is comprised of the paging operation and the communications services operations. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the three and six months ended June 30, 2007, total unallocated corporate operating expenses were $1.0 million and $2.0 million, respectively. Additionally, the Company recorded non-cash compensation of $1.1 million and $2.1 million for the three and six months ended June 30, 2007, respectively, and $0.1 million and $0.6 million of secondary offering costs for the three and six months ended June 30, 2007, respectively, which were not allocated. For the three and six months ended June 30, 2006, total unallocated corporate operating expenses were $1.2 million and $2.0 million, respectively. Additionally, the Company recorded $0.5 million of advisory fees in the first quarter of 2006, a fee for the termination of the advisory agreements of $12.9 million in the first quarter of 2006, and non-cash compensation of $0.9 million and $11.4 million for the three and six months ended June 30, 2006, respectively, none of which was allocated. Depreciation related to corporate assets is allocated to the operating segments and was $1.0 million and $2.0 million for the three and six months ended June 30, 2007, respectively, and was $0.8 million and $1.5 million for the three and six months ended June 30, 2006, respectively.

Note 4. Long-Term Debt

As of June 30, 2007 and December 31, 2006, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2007	December 31, 2006
First lien term loan	$615,917	$625,237
Capital lease obligations	1,251	1,286

	617,168	626,523

Less: current portion of long-term debt	6,818	13,152

Long-term debt	$610,350	$613,371

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

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The Company made a mandatory “excess cash flow” payment of $6.2 million on March 30, 2007 which was included in current portion of long-term debt on the December 31, 2006 consolidated balance sheet.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. The amount of the restricted payment basket was $43.0 million as of June 30, 2007, which was subsequently reduced by the $6.3 million dividend paid on July 12, 2007. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, a mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of excess cash flow. NTELOS Inc. incurred an amendment fee and closing costs of approximately $1.0 million in connection with this amendment which are being amortized to interest expense over the remaining life of the Amended Credit Agreement.

Amortization of the First Lien Term Loan debt issuance costs for the six months ended June 30, 2007 was $0.2 million.

The aggregate maturities of long-term debt outstanding at June 30, 2007 based on the contractual terms of the instruments are $3.5 million for the remainder of 2007, $6.7 million in 2008, $6.5 million in 2009, $153.8 million in 2010 and $446.7 million thereafter.

The Company’s blended average interest rate on its long-term debt as of June 30, 2007 is 6.9%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash payments for:
Interest	$21,950	$28,934
Income taxes	7,331	590

Interest payments in the above table are net of $2.0 million and $1.0 million related to net interest received on the interest rate swap agreements for the six months ended June 30, 2007 and 2006, respectively.

During the first quarter of 2006, the Company submitted the stock redemption agreements related to its investment in Rural Telephone Bank stock and recognized a gain of $1.7 million based on the stated liquidation value of $4.5 million. Proceeds from the redemption were received in April 2006.

Note 6. Derivatives and Hedging Activities

NTELOS Inc. is party to an interest rate swap agreement with maturities through February 2008 and a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 5.36% on June 30, 2007 and December 31, 2006. The Company did not designate this swap as a cash flow hedge for accounting purposes and therefore records the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

Note 7. Stockholders’ Equity

On March 20, 2007, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.15 per share (totaling $6.3 million), which was paid on July 12, 2007 to stockholders of record on June 21, 2007.

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

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock and substantially all of the options became 25% vested on that date. The repurchase rights continued related to the remaining 50% of the original Class A instruments that were converted to common stock, with half expiring on May 2, 2007. Accordingly, approximately 389,000 shares vested, resulting in a $0.2 million reclassification from class A common stock deposit to common stock. The remaining repurchase rights expire in May 2008.

As a result of the acceleration in the expiration of the repurchase rights and option vesting, coupled with the continued increase in these instruments fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO related to these instruments were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2005, 2006 and 2007, as applicable) were $1.1 million and $2.1 million for the three and six months ended June 30, 2007 and $0.9 million and $11.4 million for the three and six months ended June 30, 2006. Future charges for non-cash compensation related to instruments outstanding at June 30, 2007 for the remainder of 2007 and the years 2008 through 2011 are estimated to be $2.2 million, $1.9 million, $0.8 million, $0.5 million and $0.1 million, respectively.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$10,821	$(29,762)	$20,580	$(47,084)

Denominator:
Total shares outstanding	42,018	41,873	42,018	41,873
Less: unvested shares	(399)	(789)	(399)	(789)
Less: effect of calculating weighted average shares	(155)	(3)	(294)	(3,787)

Denominator for basic earnings per common share—weighted average shares outstanding	41,464	41,081	41,325	37,297
Plus: unvested shares	399	—	399	—
Plus: common stock equivalents of stock options outstanding	308	—	274	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,171	41,081	41,998	37,297

For the three and six months ended June 30, 2006, the denominator for diluted earnings per common share is equal to the denominator for basic earnings per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive.

Below is a summary of the activity and status of stockholders’ equity as of and for the six months ended June 30, 2007:

(In thousands)	Common Shares	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	41,965	$157,376	$(6,087)	$476	$151,765
Adjustment for the adoption of FASB Interpretation No. 48			1,680		1,680
Non-cash compensation		2,115			2,115
Expiration of former Class A common stock repurchase rights		200			200
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises		193			193
Shares issued through the Employee Stock Purchase Plan and stock options exercised	53	170			170
Cash dividends declared ($0.15 per share)			(6,303)		(6,303)
Net income			20,580		20,580

Balance, June 30, 2007	42,018	$160,054	$9,870	$476	$170,400

For the six months ended June 30, 2007 and 2006, comprehensive income (loss) was comprised entirely of net income (loss) of $20.6 million and ($17.1) million, respectively.

Note 8. Stock Plans

The Company has an Equity Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans”. Awards under these plans are issuable to employees or non-employee directors as applicable.

During the quarter ended March 31, 2007, the Company issued 323,440 options under the Equity Incentive Plan, of which 209,440 were issued to officers, and 25,800 options under the Non-Employee Director Plan. There were no options granted during the quarter ended June 30, 2007. Fifty percent of the options issued to officers vest on the second anniversary of the grant date, with 25% vesting on each of the third and fourth anniversary dates. All other employee options vest one-fourth annually beginning one year after the grant date and the non-employee director options cliff vest one year after the grant date. No options expired during the period.

The summary of the activity and status of the Equity Incentive Plans for the six months ended June 30, 2007 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Extended Exercise Price
Options outstanding at January 1, 2007	339	$5.26	$1,786
Granted during the period	349	18.12	6,324
Exercised during the period	(49)	2.25	(110)
Forfeited during the period	(4)	10.92	(44)

Options outstanding at June 30, 2007	635	$12.53	$7,956

Exercisable at June 30, 2007	110	$4.72	$519

Weighted average remaining term of exercisable options		8.21 years

The weighted average fair value of options granted was $7.17 per share for the six months ended June 30, 2007 and $7.30 per share for the six months ended June 30, 2006. The intrinsic values of the options that were exercised during the six months ended June 30, 2007 and 2006 were $1.2 million and $0.1 million, respectively.

Note 9. Income Taxes

Income taxes for the six month period ended June 30, 2007 were $15.2 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation, and non-deductible cost incurred for the secondary offering. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-cash stock based compensation charges are projected to be $3.8 million in 2007 and $1.6 million in 2008. Income taxes for the six months ended June 30, 2006 were $4.2 million, driven by non-deductible, non-cash stock based compensation and interest cost in excess of Internal Revenue Code defined yields.

Our unused Net Operating Losses (“NOLs”) are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $25.1 million in 2007, $19.0 million in 2008, $9.2 million in 2009 through 2012 and $1.6 million thereafter.

During March 2007, we resolved our uncertainty related to the interaction of the adjustment for realized built-in gains and the general carryforward provisions for unused annual NOL limits. This uncertainty existed at the time of our merger and thus we did not record a deferred tax asset of approximately $7.9 million for the benefit of approximately $20 million of our existing NOLs. This deferred tax benefit of approximately $7.9 million was reflected as a reduction to goodwill and the increased available NOL amounts have been included in the annual projections discussed above.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. As a result of the implementation of FIN No. 48, the Company recognized an increase to retained earnings of approximately $1.7 million on January 1, 2007. The balance of the unrecognized tax benefits at adoption was $3.3 million, of which $3.1 million would affect earnings if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively, all of which have been immaterial to date. None of the unrecognized benefits are expected to be recognized during the next twelve months.

With limited exception, the Company is no longer subject to U.S. federal, state or local income tax audits by taxing authorities for the years through 2002.

Note 10. Commitments and Contingencies

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is reliably assured of the collection of these claims, generally when the matter is settled.

The Company is periodically involved in disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable losses has been made in our consolidated financial statements.

In connection with the planned EVDO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. (Note 11) and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company expects to enter into a three year vendor agreement to purchase network equipment. The Company expects to spend approximately $88 million under this agreement, approximately $65 million of which represents the incremental capital expenditures associated with the EVDO upgrade.

The Company had other purchase commitments relating to capital expenditures totaling $9.5 million as of June 30, 2007. All of these commitments are expected to be satisfied during 2007.

Note 11. Subsequent Events

On July 31, 2007, the Company entered into an Amended and Restated Resale Agreement (“Agreement”) with Sprint Spectrum L.P., an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), which became effective as of July 1, 2007. The Agreement supersedes and replaces the original 2004 Resale Agreement, whereby the term of the original 2004 Resale Agreement has been extended, the Company has committed to network upgrades and pricing structures have been changed, including the addition of revenue minimum guarantees.

Under the terms of the Agreement, the Company is committed to upgrading its wireless network to Evolution-Data Optimized Revision A (“EVDO”) in the territory covered by the Agreement. Relative to this upgrade, the Company is required to be 95% complete by January 31, 2010 and 98% complete by January 31, 2011. Failure by the Company to achieve these deadlines will constitute an event of default and may give Sprint Nextel the right to terminate the Agreement. The Company currently expects that the upgrade will be 98% completed by mid-year 2009.

Beginning in July 2007, the Company is guaranteed a minimum monthly revenue of $8.0 million and, upon achieving 98% completion of the network upgrade to EVDO, the monthly minimum increases to $9.0 million. The term of the Agreement was extended four years over the 2004 Resale Agreement, to July 31, 2015, subject to automatic three-year extensions unless certain notice provisions are exercised. The Agreement prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the Agreement territory until 18 months prior to end of the Agreement. The Agreement specifies a series of usage rates for various types of services. The voice rate pricing under the Agreement is fixed through July 1, 2008, at rates comparable to the rates in the 2004 Resale Agreement, but provides for greater volume discounts in the future to provide incentives for the migration of additional traffic onto the network. Generally, the data rate pricing is lower under the Agreement compared to the rates agreed to in the 2004 Resale Agreement in recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of the network upgrade and to also provide incentives for the migration of additional traffic onto the network.

Pricing rate structures for services were revised with voice per minute rates or pricing tiers remaining fixed through July 1, 2008, then resetting semi-annually based on Sprint Nextel’s voice revenue yield. Data rates for Sprint Nextel in-market home subscribers are on a per subscriber basis. The data rate for Sprint Nextel customers that are traveling through the territory covered by the Agreement and use the network are on a per kilobyte basis, reset quarterly beginning July 1, 2009. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint Nextel’s national wireless network at reciprocal rates as the Sprint Nextel travel rates.

Based on the aforementioned planned EVDO network upgrade, the Company is planning on disposing of the 3G-1xRTT equipment prior to its previously planned useful life or redeploying certain of the legacy equipment to fringe areas or contiguous markets where the Company owns spectrum but currently does not provide service. Additionally, the Company estimates that it will perform an EVDO upgrade for the assets that we intend to redeploy prior to the end of their previously planned useful life. The total net book value of the related equipment subject to early retirement is approximately $80 million. The Company estimates recording approximately $16 million of accelerated depreciation during the remainder of 2007.

On July 26, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.15 per share to be paid on October 11, 2007 to stockholders of record on September 20, 2007.

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

Our wireless revenues accounted for 75% of our total revenues for the three and six month periods ended June 30, 2007 and 91% of the total revenue growth over the comparative three and six month periods in 2006. As of June 30, 2007, our wireless retail business had approximately 391,000 NTELOS-branded subscribers, representing a 7.6% penetration of our total covered population. Additionally, as a result of significant investments that we made to our network in 2005, 2006 and the first six months of 2007 when we added 162 new wireless cell sites as well as product, system and program initiatives recently employed in all segments, we have realized revenue growth of 17.8% for the first six months of 2007 as compared to the first six months of 2006, with wireless subscriber revenue growth of 15.2% and wireless wholesale revenue growth of 26.1%. We have also accomplished significant wireless customer growth (11.7% from June 30, 2006 to June 30, 2007, with 23,998 net adds in the first six months of 2007) from increases in customer additions and reductions in customer churn.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. We also own a 2,040-mile regional fiber optic network and participate in partnerships that connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. The Wireline Competitive segment strategic products (local phone services, broadband voice and data services, and high-capacity network access and transport services) experienced revenue growth of 10.9% from the second quarter of 2006 to the second quarter of 2007 and 11.3% from the first six months of 2006 to the first six months of 2007.

On March 20, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.15 per share, which amounted to $6.3 million and was paid on July 12, 2007 to stockholders of record on June 21, 2007.

On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle and certain of their affiliates sold an aggregate of 12,650,000 shares priced at $18.25 per share. This resulted in their combined ownership declining from 58% to approximately 27%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal, printing and accounting fees with outside service firms related to the preparation of the registration statement were charged to corporate operations expense, with $0.5 million charged in the first quarter of 2007 and $0.1 million charged in the second quarter of 2007.

On July 26, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.15 per share to be paid on October 11, 2007 to stockholders of record on September 20, 2007.

Effects of Being a Public Company

Following the initial public offering in 2006, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the other rules and regulations of the Securities and Exchange Commission, or SEC. We also are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. In addition, we are subject to the rules of The NASDAQ Global Market.

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

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We incurred approximately $1.5 million of incremental operating expenses in 2006, our first year of being a public company. The majority of these costs are associated with increased Director and Officer insurance costs and external consulting fees incurred to prepare for Sarbanes-Oxley Act compliance. We are required to be in compliance with section 404 of the Sarbanes-Oxley Act by December 31, 2007. At this time, we project that the total incremental operating expenses of being a public company will be approximately $1.8 million in 2007. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference average monthly revenues per handset/unit in service, or ARPU, a non-GAAP measure of operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, other than ARPU data)	2007	2006	2007	2006
Wireless communications revenues	$93,493	$79,588	$185,085	$157,163
Less: equipment revenues from sales to new customers	(2,902)	(3,795)	(7,648)	(7,540)
Less: equipment revenues from sales to existing customers	(1,622)	(1,207)	(3,613)	(2,291)
Less: wholesale revenues	(24,325)	(19,175)	(47,251)	(37,462)
Plus: other revenues and adjustments	456	279	937	643

Wireless gross subscriber revenues	$65,100	$55,690	$127,510	$110,513

Average subscribers	386,758	345,794	380,880	342,926
Total ARPU	$56.11	$53.68	$55.80	$53.71

Wireless gross subscriber revenues	$65,100	$55,690	$127,510	$110,513
Less: paid in advance and prepay subscriber revenues	(17,774)	(12,473)	(34,882)	(25,168)
Less: adjustments	(183)	(230)	(857)	(726)

Wireless gross postpay subscriber revenues	$47,143	$42,987	$91,771	$84,619

Average postpay subscribers	276,637	259,133	273,460	257,861
Postpay ARPU	$56.80	$55.30	$55.93	$54.69

Wireless gross subscriber revenues	$65,100	$55,690	$127,510	$110,513
Less: wireless voice and other features revenues	(60,177)	(52,956)	(118,721)	(105,130)

Wireless data revenues	$4,923	$2,734	$8,789	$5,383

Average subscribers	386,758	345,794	380,880	342,926
Total data ARPU	$4.24	$2.64	$3.85	$2.62

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•

wireline communications, comprised of our RLEC segment revenues, including local service, network access, toll and directory advertising, and our Competitive segment revenues, including revenues from our key strategic products (local services, broadband voice and data services, and high-capacity network access and transport services), long distance and dial-up Internet services; and

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, other income, which includes interest income, and gain on sale of investment.

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

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to Verisign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred significant cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a minority interest credit adjustment only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the six months ended June 30, 2007 and 2006. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

OVERVIEW

Operating revenues increased $15.2 million, or 14.0%, from the quarter ended June 30, 2006 to the quarter ended June 30, 2007 and $30.5 million, or 14.2%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. Wireless PCS accounted for 91.3% of the three month increase and 91.4% of the six month increase, with growth occurring from subscriber revenues, wholesale revenues and equipment sales. Wireline contributed the remaining revenue increase primarily from increases in key strategic products in the Competitive segment and minute-driven increases in access revenues within the RLEC segment, partially offset by declines in other revenues from the Competitive segment (dial-up Internet services, switched access and reciprocal compensation).

Operating income increased $8.9 million over the comparative quarters and $38.9 million over the comparative six month periods. Operating margin, before non-cash compensation, advisory fees and termination of advisory agreements, increased from 19.5% for the quarter ended June 30, 2006 to 24.4% for the quarter ended June 30, 2007 and increased from 20.1% for the six months ended June 30, 2006 to 24.2% for the six months ended June 30, 2007.

Net income increased $10.6 million from $0.2 million for the quarter ended June 30, 2006 to $10.8 million for the quarter ended June 30, 2007. Net income increased $37.7 million from a net loss of $17.1 million for the six months ended June 30, 2006 to net income of $20.6 million for the six months ended June 30, 2007. Included in net loss for the six months ended June 30, 2006 was a charge of $12.9 million for the termination of advisory agreements and interest expense that was $16.2 million higher during the first six months of 2006 than the first six months of 2007, which related to interest on the Floating Rate Notes (retired in April 2006), $8.7 million of non-recurring interest expense related to the early retirement of debt and lower interest during 2007 as a result of the refinancing transaction in June 2006. In addition, non-cash compensation charges were $9.3 million higher during the first six months of 2006 than 2007 driven by expense recognition commensurate with the IPO. Finally, the $10.9 million six month increase in income tax expense was primarily driven by the significant change in taxable income.

OPERATING REVENUES

The following tables identify our operating revenues on a business segment basis for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
Operating Revenues	2007	2006	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$93,493	$79,588	$13,905	17.5%

Wireline
RLEC	15,460	14,843	617	4.2%
Competitive wireline	14,846	14,081	765	5.4%

Total wireline	30,306	28,924	1,382	4.8%

Other	171	227	(56)	(24.7%)

Total	$123,970	$108,739	$15,231	14.0%

	Six Months Ended June 30,
Operating Revenues	2007	2006	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$185,085	$157,163	$27,922	17.8%

Wireline
RLEC	30,839	29,563	1,276	4.3%
Competitive wireline	29,252	27,865	1,387	5.0%

Total wireline	60,091	57,428	2,663	4.6%

Other	369	415	(46)	(11.1%)

Total	$245,545	$215,006	$30,539	14.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $13.9 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007 due to an increase in our NTELOS-branded net subscriber revenue of $9.2 million, or 16.7%, and a $5.2 million, or 26.9%, increase in wholesale and roaming revenues, offset by a $0.5 million, or 9.6%, decrease in equipment sales revenues related to postpay plan promotional pricing (which could continue). The $27.9 million increase from the six months ended June 30, 2006 to the six months ended June 30, 2007 was due to an increase in our NTELOS-branded net subscriber revenue of $16.7 million, or 15.2%, a $9.8 million, or 26.1%, increase in wholesale and roaming revenues, and a $1.4 million, or 14.5%, increase in equipment sales revenues.

In both the three and six month comparative periods, subscriber revenues reflected subscriber growth of 11.7%, or 41,027 subscribers, from 350,168 subscribers as of June 30, 2006 to 391,195 subscribers as of June 30, 2007.

Results for the comparative second quarters also reflect an increase in ARPU of 4.5%, from $53.68 to $56.11 for the quarters ended June 30, 2006 and 2007, respectively. This increase in ARPU is attributable to the continued growth in data services, data packages and higher-priced product offerings. Total data ARPU was $4.24 for the second quarter of 2007, up from $2.64 for the second quarter of 2006. Also contributing to the revenue increase was an 11.0% decrease in total subscriber churn, from 3.0% for the second quarter of 2006 (31,054 subscribers) to 2.7% for the second quarter of 2007 (30,885 subscribers), due to network and service quality improvements and an increased take-rate of the national and other lower churn plans and other program improvements in 2007. Offsetting these increases was a decrease in equipment sales revenue of $0.5 million, or 9.6%, from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. This decrease is primarily attributable to handset post pay product promotions in the second quarter of 2007 which helped drive a 5.1% increase quarter over quarter in Postpay gross additions, which contain handset subsidies greater than Prepay gross additions.

Similarly, ARPU and churn improvements, combined with higher gross additions, drove the revenue improvement over the six month comparative periods. ARPU increased 3.9%, from $53.71 to $55.80 for the six months ended June 30, 2006 and 2007, respectively. Total data ARPU was $3.85 for the first six months of 2007, up from $2.62 for the first six months of 2006. Gross subscriber additions were 11.4% higher for the first six months of 2007, at 86,516, compared to gross subscriber additions of 77,628 for the first six months of 2006. This increase in gross additions combined with the introduction of more feature-rich handsets sold in the 2007 period as compared to the 2006 period led to an increase in equipment sales revenue of $1.4 million, or 14.5%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. Total subscriber churn decreased 11.6%, from 3.1% for the first six months of 2006 to 2.7% for the first six months of 2007.

The increase in wholesale revenues for both the three and six month comparative periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 26.9% for the quarter, from $19.2 million for the quarter ended June 30, 2006 to $24.3 million for the quarter ended June 30, 2007. Wholesale revenues grew 26.1% year to date, from $37.5 million for the six months ended June 30, 2006 to $47.3 million for the six months ended June 30, 2007. Our wholesale revenues are derived primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 65 cell sites within this wholesale service area over the last six quarters, improving existing service and extending this coverage area.

Wholesale pricing reductions under the Strategic Network Alliance went into effect on July 1, 2006 relating to travel minutes of use and data usage in accordance with the annual pricing reset provisions of this wholesale agreement. The impact of the July 2006 pricing reductions was more than offset by increased usage. On July 31, 2007, we entered into a revised agreement with Sprint Nextel in which we committed to an EVDO technology upgrade, an extension to the terms of the contract through July 2015, a structure for future rates and revenue minimum provisions. Under the agreement, our wholesale revenue effective July 1, 2007 will be the greater of $8 million per month ($9 million per month once 98% of our cell sites in this wholesale area are converted to EVDO) or the revenue derived based on the application of the voice and data pricing structures within the revised agreement. Based on our historical experience relative to volume growth and pricing resets under the agreement, we expect that per unit pricing reductions will occur over the life of the agreement related to voice and data usage. However, we expect continued growth in voice and data usage to result in continued growth in wholesale revenue for 2007 compared to 2006.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.4 million over the comparative quarters and increased $2.7 million over the comparative six month periods.

•

RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, increased over both the three and six month comparative periods despite a 2.9% access line decrease, with lines totaling 44,697 as of June 30, 2007 compared to 46,013 as of June 30, 2006. The revenue increases over the comparative three and six month periods were due primarily to increases in access revenues of $0.8 million, or 8.9%, over the comparative quarters and $1.6 million, or 9.6%, over the comparative six month periods driven by increases in carrier access minutes of 22% from the second quarter of 2006 to the second quarter of 2007 and 21% for the first six months of 2006 to the first six months of 2007 due primarily to growth in usage by wireless carriers. Our interstate access rates are subject to a biennial reset on July 1, 2007. We expect this will result in a net revenue reduction which we anticipate will be partially offset by continued minute growth.

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and PBX displacement of Centrex lines. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. While still uncertain, we do anticipate competitive voice service competition from Comcast in certain of our markets to commence in late 2007 or early 2008. We have estimated that our access line losses may be between 3% and 5% in 2007, assuming cable competition does occur which would impact RLEC revenues, principally from residential consumers.

•

Competitive Wireline Revenues. Revenues from our key strategic products (local services, broadband voice and data services, and high-capacity network access and transport services) in the Competitive wireline segment grew $1.1 million, or 10.9%, over the comparative quarters, offset by declines in other Competitive revenues (dial-up Internet services, switched access and reciprocal compensation). Revenues from broadband, integrated access and Metro Ethernet services increased $0.9 million, or 32.0%, from the second quarter of 2006 to the second quarter of 2007 due primarily to customer growth of 20.3% with the broadband products, particularly in the products with higher bandwidth. Revenues from the remaining key strategic products collectively increased $0.2 million, or 2.3%, over the comparative quarters primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $0.3 million from continued customer erosion, with 5,447 fewer customers, or 18.0%, from 30,242 at June 30, 2006 to 24,795 at June 30, 2007.

The revenue growth over the comparative six month periods is also attributable to growth in our key strategic products, totaling $2.3 million, or 11.3%, offset by a net decline in other Competitive revenues. Revenue from broadband, integrated access and Metro Ethernet services increased $1.9 million, or 33.2%, from the first six months of 2006 to the first six months of 2007 due to continued growth in demand for higher bandwidth. Revenues from the remaining key strategic products collectively increased $0.4 million, or 2.5%, over the comparative quarters primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $0.6 million, with a customer decline of 18.0% over the comparative periods. In addition, switched access and reciprocal compensation revenues declined $0.3 million due to volume reductions.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
Operating Expenses	2007	2006	$ Variance	%Variance
(Dollars in thousands)
Wireless PCS	$57,498	$51,876	$5,622	10.8%

Wireline
RLEC	4,366	3,581	785	21.9%
Competitive wireline	9,795	9,186	609	6.6%

Total wireline	14,161	12,767	1,394	10.9%

Other	1,207	1,347	(140)	(10.4)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs and non-cash compensation	72,866	65,990	6,876	10.4%

Depreciation and amortization	20,579	21,345	(766)	(3.6)%
Accretion of asset retirement obligations	217	230	(13)	(5.7)%

Secondary offering costs	66	—	66	N/M
Non-cash compensation	1,096	924	172	18.6%

Total operating expenses	$94,824	$88,489	$6,335	7.2%

	Six Months Ended June 30,
Operating Expenses	2007	2006	$ Variance	%Variance
(Dollars in thousands)
Wireless PCS	$114,229	$101,498	$12,731	12.5%

Wireline
RLEC	8,433	6,958	1,475	21.2%
Competitive wireline	19,362	18,584	778	4.2%

Total wireline	27,795	25,542	2,253	8.8%

Other	2,431	2,821	(390)	(13.8)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation	144,455	129,861	14,594	11.2%

Depreciation and amortization	40,678	41,992	(1,314)	(3.1)%
Accretion of asset retirement obligations	392	427	(35)	(8.2)%

Secondary offering costs	566	—	566	100%

Termination of advisory agreements	—	12,941	(12,941)	100%
Non-cash compensation	2,115	11,380	(9,265)	(81.4)%

Total operating expenses	$188,206	$196,601	$(8,395)	(4.3)%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The primary drivers of the three and six month increases in our operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation are described in detail by segment as follows:

•

Wireless Communications – Of the increases in wireless communications operating expenses noted in the tables above, increased cost of sales (“COS”), particularly roaming COS, accounted for $1.6 million and $5.0 million of the three and six month increases, respectively. Roaming COS increased $1.3 million over the comparative three month periods and $2.7 million over the comparative six month periods related primarily to increased sales of national plans and other plans which contain more roaming minutes, partially offset by a decline in roaming rates and in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 18.1% as of June 30, 2006 to 28.9% as of June 30, 2007. Data and other features COS increased $0.3 million over the comparative quarters and $0.5 million over the comparative six month periods consistent with increased data usage. Also increasing over both periods was access and toll COS due to volume from fixed rate plans. These costs increased $0.3 million over the comparative quarters and $0.8 million over the comparative six month periods. The remaining increase in COS over the comparative six month periods is primarily due to an increase in equipment COS of $0.9 million due to 8,888 more wireless gross customer additions over the comparative six month periods combined with sales of feature-rich, more expensive handsets to new customers and upgrades by existing customers.

The remaining operating expense increases in wireless communications over the three and six month comparative periods were due to increased costs of improving and maintaining our network, combined with direct and indirect costs of operations. Specifically, cell site and repairs and maintenance expenses increased related to additional capacity due to the increased subscriber base, with an 8.9% increase in the number of cell sites in service from June 30, 2006 to June 30, 2007, and network improvement. Collectively, these expenses increased $1.0 million over the comparative quarters and $1.7 million over the comparative six month periods. Also increasing over both comparative periods were direct costs, such as customer retention, employee and agent sales commissions and other selling expenses, associated with increased wireless PCS customer additions between the comparative periods and the related increase in the customer base. These direct costs increased $0.4 million and $2.7 million over the comparative three and six month periods, respectively. Also increasing over both periods were compensation expenses, which increased $0.5 million over the three month comparative periods and $1.2 million over the six month comparative periods.

•

Wireline Communications – The increases in wireline operating expenses over the three and six month comparative periods noted in the tables above are primarily attributable to increased access expense, which increased $0.8 million over the comparative quarters and $1.3 million over the comparative six month periods and accounted for 54.6% of the total three month increase and 55.7% of the total six month increase. This increase in access expense was due primarily to supporting the growth of the strategic Wireline Competitive services, particularly broadband voice and data services, and CLEC UNE-loop rate increases. As a percent of the related revenues, access expense declined from 31.7% to 30.7% for the six months ended June 30, 2006 and 2007, respectively, from improved network utilization. Also contributing to the increases over the comparative periods was increased compensation expenses.

•

Other – As noted in the tables above, operating expenses from the corporate and other communication service businesses decreased $0.1 million over the comparative quarters and $0.4 million over the comparative six month periods. The six month decrease was due primarily to a decrease of $0.5 million in advisory fees. These costs were eliminated after the first quarterly payment in 2006 as a result of the termination of our advisory agreements in February 2006.

COST OF WIRELESS SALES—Cost of wireless sales increased $1.6 million, or 9.7%, over the comparative quarters and $5.0 million, or 15.1%, over the comparative six month periods. As described in the Wireless Communications segment operating expense discussion above, these increases are primarily attributable to increased roaming COS as well as increased equipment COS for the comparative six month periods. We expect continued growth in this line item as our customer base grows, sales of national plans increase and usage of data features increases.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $2.5 million, or 13.3%, over the comparative quarters and $3.4 million, or 9.0%, over the comparative six month periods. One of the primary drivers of the increases in both the three and six month comparative periods is cell site costs for wireless, as discussed above. The increase in maintenance and support is also attributable to wireline transport and access expense as discussed above. The remaining increase for both the three and six month comparative periods is primarily attributable to increased repairs and maintenance and compensation expenses. Primarily offsetting the increase over the six month comparative periods was a decrease in non-cash compensation of $0.7 million related to the original Class A common stock and option instruments held by certain members of operations and engineering management.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.7 million, or 7.0%, from the second quarter of 2006 to the second quarter of 2007 and increased $3.0 million, or 6.0%, from the first six months of 2006 to the first six months of 2007. These increases are primarily related to the direct costs associated with increased wireless PCS customer additions between the comparative periods and the related increase in the customer base, as discussed above. The remaining increase for both the three and six month comparative periods is primarily attributable to increased compensation expenses. The increase over the comparative six month periods was primarily offset by a decrease in non-cash compensation expense of $0.9 million related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management. Also offsetting the six month increase was a reduction in advertising and marketing expenses of $0.3 million.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $1.3 million, or 19.1%, over the comparative quarters due primarily to increases in regulatory fees, compensation expenses and other corporate expenses.

For the six month comparative periods, corporate operations expenses decreased $5.5 million, or 25.4%. This decrease primarily relates to a decrease of $7.6 million of non-cash compensation charges and a decrease in advisory fee charges of $0.5 million. Offsetting these decreases was an increase of $0.6 million relating to legal, accounting and other costs related to the secondary stock offering discussed in the overview section above and an increase in compensation expenses.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $0.8 million, or 3.6%, from the quarter ended June 30, 2006 to the quarter ended June 30, 2007 and $1.3 million, or 3.1%, over the six month comparative periods. For the three and six month comparative periods, $0.4 million and $1.0 million, respectively, related to accelerated depreciation related to the 3G-1xRTT network upgrade which commenced in 2005 and was completed during the second quarter of 2006. The remaining decreases of $0.4 million and $0.3 million over the three and six month periods, respectively, related to assets becoming fully depreciated, retired or whose life was extended (and future depreciation reduced) as they continued in service beyond the original expected life.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EVDO technology by 2009 in the Sprint overlap territory. Additionally, management is planning an EVDO upgrade in our other coverage areas. This will involve a significant acceleration of depreciation on the 3G-1xRTT assets planned for disposal as a result of this upgrade. Some of the equipment is planned for redeployment to fringe areas of the network. However, given the upgrade to EVDO, these assets are planned for retirement earlier than originally anticipated. Based on this network upgrade plan, the company expects to record approximately $16 million of additional depreciation in the second half of 2007.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge remained flat over the comparative quarters at $0.2 million and was flat over the six month comparative periods at $0.4 million.

TERMINATION OF ADVISORY AGREEMENTS—On February 13, 2006, commensurate with its IPO, the Company terminated the advisory agreements, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $10.5 million, or 49.5%, over the comparative quarters and $16.2 million, or 42.7%, over the comparative six month periods due primarily to the repayment of the Floating Rate Notes in April 2006. Prior to their repayment, interest on the Floating Rate Notes was $0.7 million and $5.3 million for the three and six months ended June 30, 2007, respectively. In the second quarter of 2006, we incurred $5.1 million and $1.3 million of interest charges related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid and a $2.3 million prepayment penalty recorded as an interest charge related to the second lien term loan repayment.

In addition to the factors causing the decrease in interest expense noted above, interest on our senior credit facilities decreased due to the reduced interest rates associated with the debt refinancing in June 2006 where the $225 million second lien credit facility, which bore interest at 5.0% above the Eurodollar rate, was refinanced with a new first lien credit facility bearing interest at 2.25% above the Eurodollar rate. The blended rate improvement realized from this refinancing is approximately 0.94%, or a $6.2 million annual savings at the current level of senior debt.

Our swap agreement is not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the fair value of the swap agreement are recorded as a charge or credit to (loss) gain on interest rate swap. The fair value of the current interest rate swap agreement of $2.5 million at June 30, 2007 has been recorded as “interest rate swap” on the condensed consolidated balance sheets. The interest rate swap agreement matures in February 2008.

Other income primarily relates to interest income from cash and cash equivalents. Other income totaled $0.8 million for the quarter ended June 30, 2007, equivalent to the prior year comparable quarter, and $1.5 million for the six months ended June 30, 2007, $2.2 million lower than the prior year comparable six month period due to lower cash balances after our IPO proceeds were used to repay obligations in the second quarter of 2006. We also recorded a gain on sale of investment totaling $1.7 million during the six months ended June 30, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006.

INCOME TAXES

Income tax expense for the six months ended June 30, 2007 was $15.2 million, which is a 42.5% effective tax rate, approximately 3.6% above the effective statutory rate due primarily to the effects of non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges are projected to be approximately $3.8 million in 2007 and $1.6 million in 2008. Income taxes for the six months ended June 30, 2006 were $4.2 million, representing primarily the effects of non-deductible transaction costs, non-deductible/non-cash stock based compensation, interest cost in excess of Internal Revenue Code defined yields and revenue based state minimum taxes.

Income tax expense for the three months ended June 30, 2007 was $8.0 million, which is a 42.4% effective tax rate, approximately 3.5% above the effective statutory rate due primarily to the effects of non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs. Income taxes for the three months ended June 30, 2006 were $0.6 million, driven by non-deductible transaction costs, non-deductible/non-cash stock based compensation, interest cost in excess of Internal Revenue Code defined yields and revenue based state minimum taxes.

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

Liquidity and Capital Resources

For the six months ended June 30, 2006 and 2007, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel which was amended on July 31, 2007 and extended to July 31, 2015 (see overview section above).

As of June 30, 2007, we had $665.4 million in aggregate long term liabilities, consisting of $610.4 million in outstanding long-term debt ($617.2 million including the current portion) and $55.0 million in other long-term liabilities. On June 1, 2006, NTELOS Inc. refinanced the second lien term loan by entering into the first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement”), consisting of $395 million of the prior First Lien Term Loan and $235 million of new borrowings. The new borrowings were used to repay the second lien term loan of $225 million and to pay other costs associated with the borrowing, including a $2.3 million prepayment penalty on the second lien term loan. In connection with this refinancing, NTELOS Inc. also paid the Company a dividend of $16.0 million on June 6, 2006. The Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which has been used. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of June 30, 2007 is 6.9%. In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At June 30, 2007, the net present value of these future minimum lease payments was $1.2 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $3.5 million for the remainder of 2007, $6.7 million in 2008, $6.5 million in 2009, $153.8 million in 2010 and $446.7 million in 2011.

As discussed in the overview section above, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EVDO technology by 2009 in the Sprint overlap territory. Additionally, management is planning an EVDO upgrade in our other coverage areas. The total incremental capital expenditures in 2007 through 2009 in connection with these upgrades are estimated to be approximately $65 million. This will involve a significant acceleration of depreciation on the 3G-1xRTT assets planned for disposal as a result of this upgrade. Some of the equipment is planned for redeployment to fringe areas of the network or contiguous areas for which we own spectrum but do not currently have service coverage. However, given the upgrade to EVDO in the network, these redeployed assets are planned for retirement earlier than originally anticipated. The net book value of the equipment subject to early retirement is approximately $80 million. Based on this revised network plan, the company expects to record approximately $16 million of additional depreciation in 2007.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which could be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company, and included various other terms and provisions. The amount of the restricted payment basket was $43.0 million as of June 30, 2007, which was subsequently reduced by the $6.3 million dividend paid on July 12, 2007.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of June 30, 2007, we are in compliance with all of our debt covenants, and our ratios at June 30, 2007 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement. Our ratios under the foregoing restrictive covenants as of June 30, 2007 are as follows:

	Actual	Covenant Requirement at June 30, 2007
Leverage ratio (total debt outstanding to EBITDA)	3.22	Not more than 5.50
Minimum interest coverage ratio	4.37	Not less than 2.25

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO.

During the six months ended June 30, 2007, net cash provided by operating activities was approximately $61.6 million. We generated $74.1 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $53.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $12.5 million. The principal changes in operating assets and liabilities from December 31, 2006 to June 30, 2007 were as follows: accounts receivable increased by $3.1 million, or 8.2%, due to increased revenues partially offset by improved accounts receivable aging; inventories and supplies increased $1.8 million driven by an increase in average handset cost and supply on hand due to volume purchase incentives; other current assets increased $1.6 million largely related to increases in prepaid maintenance contracts; accounts payable increased by $1.8 million related to higher utility tax payables; and other current liabilities decreased $2.3 million due primarily to a $3.3 million reduction in accrued compensation primarily related to a reduction in 2006 unpaid annual incentive compensation offset by additional accrued compensation for the 2007 annual incentive compensation. Retirement benefit payments for the first six months of 2007 were approximately $6.5 million which includes a $6.0 million pension plan funding.

During the six months ended June 30, 2006, net cash provided by operating activities was approximately $26.6 million. We generated $47.9 million of cash from operations before taking into account changes in operating assets and liabilities. During this period, we recognized $62.7 million of depreciation, amortization and other non-cash charges (net), including $11.4 million in Class A common stock and stock options non-cash compensation charges. Additionally, we paid a $2.3 million prepayment penalty associated with the debt refinancing in June 2006 which was recorded as interest expense. Total net changes in operating assets and liabilities used $21.3 million. The principal changes in operating assets and liabilities from December 31, 2005 to June 30, 2006 were as follows: accounts receivable decreased by $0.5 million, or 1.2%; inventories and supplies remained flat due to slightly improved inventory turnover; other current assets increased $0.8 million; accounts payable decreased by $8.7 million; and other current liabilities decreased $4.8 million. Retirement benefit payments in the first six months of 2006 were approximately $6.8 million due primarily to the $6.3 million pension plan funding.

Our cash flows used in investing activities for the six months ended June 30, 2007 were approximately $38.3 million used for the purchase of property and equipment comprised of (i) approximately $22.0 million related to supporting our increasing subscriber base and wholesale growth, continuing our incremental network expansion, installing network software upgrades and upgrading our Home Location Register (“HLR”), a central database that contains details of each of our mobile subscribers and which manages calls between our wireless customers and calls to and from the public switched telephone network, (ii) approximately $13.3 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter of 2006 and the planned third quarter 2007 launch of a new video service offering, and (iii) approximately $3.0 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

Our cash flows used in investing activities for the six months ended June 30, 2006 were approximately $38.7 million, with $43.2 million used for the purchase of property and equipment, offset by $4.5 million proceeds received from the liquidation of our investment in the Class C stock of RTB.

We currently expect capital expenditures for 2007 to be in the range of $103 million to $107 million, including incremental capital expenditures for an upgrade to our wireless network related to EVDO. We expect that our capital expenditures associated with our wireless business in 2007 will be in the range of $76 million to $78 million, of which approximately $45 million to $47 million is expected to be used for initial capital expenditures related to our network upgrade to EVDO and continued incremental network coverage expansion and enhancements within our coverage area, which we consider discretionary expansion projects, $19 million to provide additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $12 million is targeted to maintain and support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2007 will be in the range of $21 million to $23 million, which is targeted to provide regular maintenance and support for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service which commenced in the fourth quarter of 2006 and the planned launch of a new video service offering in the third quarter of 2007. In addition, we expect to invest a total of approximately $6 million in 2007 for enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the six months ended June 30, 2007 aggregated $9.9 million, which primarily represents the following:

•	$9.3 million in payments on our senior secured term loan; and

•	$1.0 million in debt issuance costs.

Net cash provided by financing activities for the six months ended June 30, 2006 aggregated $5.7 million, which primarily represents the following:

•	$170.5 million in proceeds from the initial public offering of common stock;

•	$235.0 million in proceeds from the issuance of long-term debt;

•	$139.3 million used to pay off the high yield Floating Rate Notes and accrued interest;

•	$227.3 million used to retire the $225 million second lien credit facility and pay a $2.3 million prepayment penalty;

•	$30.0 million used for the payment of a dividend to the Class B stockholders;

•	$0.8 million used for the payment of debt issuance costs; and

•	$2.6 million in payments on senior secured term loans and other debt instruments.

As of December 31, 2006 and June 30, 2007, we had approximately $44.2 million and $57.5 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $25.0 million and $44.9 million, respectively. Of the cash and cash equivalents on hand on June 30, 2007, $54.5 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

We intend to continue to pay regular quarterly dividends on our common stock, currently paid at a rate of $0.15 per share. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account higher capital expenditure levels during this period than we have had in 2005 and 2006 as we commence making capital expenditures in connection with the EVDO network upgrade and continue to grow our business and evaluate additional growth opportunities. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have a cash balance of $57.5 million at June 30, 2007 and we believe our cash flow from operations will continue to grow.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily related to interest rates. As of June 30, 2007, $615.9 million was outstanding under the First Lien Term Loan. As of June 30, 2007, NTELOS Inc. achieved a leverage ratio of 3.2:1.0 and an interest coverage ratio of 4.4:1.0, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.3 million as of June 30, 2007.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar

LIBOR, which was 2.64% for the initial calculation period and 5.36% as of June 30, 2007. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults.

At June 30, 2007, we had a $2.5 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $2.5 million above its face value. At June 30, 2007, our senior bank debt of $615.9 million is $303.4 million over the swap agreement.

At June 30, 2007, our financial assets included cash and cash equivalents of $57.5 million. Other securities and investments totaled $0.4 million at June 30, 2007.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first six months of 2007 or existing policies that were changed during the first six months of 2007.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on our results of operations and financial position.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual meeting of stockholders was held on May 4, 2007. At that meeting, stockholders voted on the following:

i.	election of eight directors to serve until the 2008 Annual Meeting of Stockholders; and

ii.	ratification of the appointment by our Audit Committee of the board of directors of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007.

The results of such votes were as follows:

i.	The following votes were cast for the election of each director to serve on our board for a term of one year until the 2008 Annual Meeting of Stockholders or until a successor has been elected and qualified:

Name of Nominee	Votes Cast For	Votes Withheld
Timothy G. Biltz	40,418,707	145,278
Christopher Bloise	36,617,853	3,946,132
Andrew Gesell	36,617,839	3,946,146
Daniel J. Heneghan	40,419,271	144,714
Eric B. Hertz	40,419,257	144,728
Michael Huber	36,617,823	3,946,162
James S. Quarforth	38,247,292	2,316,693
Steven Rattner	34,853,557	5,710,428

ii.	KPMG LLP was ratified as independent registered public accounting firm for the year ending December 31, 2007 with 40,548,034 votes cast for ratification, 15,086 votes cast against ratification and 865 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).
31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).
32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: August 2, 2007	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: August 2, 2007	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary