Form 10-Q
period 2007-09-30
NTELOS HOLDINGS CORP
filed 2007-11-09
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

There were 42,048,867 shares of the registrant’s common stock outstanding as of the close of business on October 31, 2007.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2007

Part I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$74,612	$44,180
Accounts receivable, net of allowance of $12,689 ($11,412 in 2006)	45,358	38,396
Inventories and supplies	4,887	5,471
Other receivables and deposits	3,397	3,777
Prepaid expenses and other	7,318	6,562

	135,572	98,386

Securities and Investments
Interest rate swap	1,226	3,874
Securities and investments	466	294

	1,692	4,168

Property, Plant and Equipment
Land and buildings	37,761	36,736
Network plant and equipment	439,242	402,393
Furniture, fixtures and other equipment	42,651	38,312

Total in service	519,654	477,441
Under construction	22,839	12,370

	542,493	489,811
Less accumulated depreciation	167,233	113,039

	375,260	376,772

Other Assets
Goodwill	144,074	151,976
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $34,323 ($23,671 in 2006)	88,727	99,379
Radio spectrum licenses in service	114,102	114,102
Radio spectrum licenses not in service	18,295	18,250
Other radio spectrum licenses	1,346	1,344
Deferred charges	4,567	4,470

	403,111	421,521

	$915,635	$900,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2007	December 31, 2006
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$6,818	$13,152
Accounts payable	25,069	25,209
Dividends payable	6,307	—
Advance billings and customer deposits	17,526	16,709
Accrued payroll	10,519	10,021
Accrued interest	294	305
Deferred revenue	650	683
Income tax payable	1,182	—
Accrued operating taxes	3,898	3,584
Other accrued liabilities	3,112	3,749

	75,375	73,412

Long-term Liabilities
Long-term debt	608,836	613,371
Other long-term liabilities:
Retirement benefits	29,524	33,062
Deferred income taxes	6,480	7,799
Long-term deferred liabilities	18,519	17,986
Income tax payable	3,255	2,576
Class A common stock deposit	200	419

	666,814	675,213

Minority Interests	422	457

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,045 issued and outstanding (41,965 in 2006)	161,392	157,376
Retained earnings (accumulated deficit)	11,114	(6,087)
Accumulated other comprehensive income	518	476

	173,024	151,765

	$915,635	$900,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

(In thousands except per share amounts)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Operating Revenues
Wireless communications	$96,152	$81,233	$281,237	$238,396
Wireline communications	30,601	29,788	90,692	87,216
Other communication services	178	203	547	618

	126,931	111,224	372,476	326,230

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	19,374	17,748	57,092	50,511
Maintenance and support (inclusive of non-cash compensation expense of $102 and $298 for the three and nine months ended September 30, 2007, respectively and $74 and $996 for the three and nine months ended September 30, 2006, respectively)	20,598	19,655	62,148	57,765
Customer operations (inclusive of non-cash compensation expense of $155 and $457 for the three and nine months ended September 30, 2007, respectively and $116 and $1,310 for the three and nine months ended September 30, 2006, respectively)	27,221	25,033	79,081	73,937
Corporate operations (inclusive of non-cash compensation expense of $837 and $2,454 for the three and nine months ended September 30, 2007, respectively and $735 and $9,999 for the three and nine months ended September 30, 2006, respectively)	8,503	6,708	24,511	28,172
Depreciation and amortization	26,863	21,769	67,541	63,761
Accretion of asset retirement obligations	230	237	622	664
Termination of advisory agreements	—	—	—	12,941

	102,789	91,150	290,995	287,751

Operating Income	24,142	20,074	81,481	38,479

Other Income (Expenses)
Interest expense	(11,020)	(10,994)	(32,721)	(48,889)
(Loss) gain on interest rate swap	(1,265)	(2,800)	(2,648)	143
Other income	839	542	2,340	4,260

	(11,446)	(13,252)	(33,029)	(44,486)

	12,696	6,822	48,452	(6,007)
Income Tax Expense	5,180	3,071	20,360	7,308

	7,516	3,751	28,092	(13,315)
Minority Interests in Losses (Earnings) of Subsidiaries	35	(7)	39	(25)

Net Income (Loss)	7,551	3,744	28,131	(13,340)
Dividend Distribution Preference on Class B Shares	—	—	—	(30,000)

Income (Loss) Applicable to Common Shares	$7,551	$3,744	$28,131	$(43,340)

Basic and Diluted Earnings (Loss) per Common Share:
Income (Loss) per share – basic	$0.18	$0.09	$0.68	$(1.12)
Income (Loss) per share – diluted	$0.18	$0.09	$0.67	$(1.12)
Average shares outstanding – basic	41,630	41,109	41,428	38,581
Average shares outstanding – diluted	42,361	42,109	42,117	38,581
Cash dividends declared per share – common stock	$0.15	$—	$0.30	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities
Net income (loss)	$28,131	$(13,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	—	(1,723)
Depreciation	56,889	53,111
Amortization	10,652	10,650
Accretion of asset retirement obligations	622	664
Deferred income taxes	9,096	6,553
Loss (gain) on interest rate swap instrument	2,648	(143)
Interest paid-in-kind on the floating rate notes	—	677
Prepayment penalty from early debt repayment recorded in interest expense	—	2,250
Common stock and stock options non-cash compensation expense	3,209	12,305
Retirement benefits and other	3,079	3,133
Amortization and write-off of loan origination costs and debt discount	248	6,707
Changes in assets and liabilities from operations:
Increase in accounts receivable, net	(6,962)	(795)
Decrease (increase) in inventories and supplies	584	(338)
Increase in other current assets	(376)	(530)
Changes in income taxes	1,314	(214)
Decrease in accounts payable	(140)	(7,548)
Increase (decrease) in other current liabilities	934	(3,480)
Retirement benefit contributions and distributions	(6,691)	(6,834)

Net cash provided by operating activities	103,237	61,105

Cash flows from investing activities
Purchases of property, plant and equipment	(55,299)	(66,634)
Proceeds from sale of investments	—	4,599
Purchase of radio spectrum licenses	—	(2,295)
Other	8	33

Net cash used in investing activities	(55,291)	(64,297)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	—	170,535
Proceeds from issuance of long-term debt	—	235,000
Repayment of high yield notes	—	(139,257)
Loan repayment and prepayment penalty associated with early debt repayment	—	(227,250)
Repayments on senior secured term loans	(10,893)	(4,175)
Payment of dividend distribution preference to Class B stockholders	—	(30,000)
Payments under other debt instruments	—	58
Cash dividends paid on common stock	(6,303)	—
Debt issuance costs	(930)	(889)
Other	612	50

Net cash (used in) provided by financing activities	(17,514)	4,072

Increase in cash and cash equivalents	30,432	880
Cash and cash equivalents:
Beginning of period	44,180	28,134

End of period	$74,612	$29,014

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. and its subsidiaries, is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity network services, broadband Internet access (such as DSL and dedicated access) and IPTV-based video service. Holdings Corp. does not have any independent operations.

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the period August 1, 2007 through September 30, 2007, the Company recorded approximately $6.3 million of accelerated depreciation related to equipment scheduled to be replaced or redeployed in connection with the Company’s planned Evolution-Data Optimized Revision A (“EV-DO”) network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory by 2009. The impact of this accelerated depreciation for both the three and nine month periods ended September 30, 2007 was a reduction of $6.3 million to income from continuing operations, a reduction of $3.9 million to net income and a reduction of $0.09 to basic and diluted earnings per share. The Company expects to record approximately $9.5 million of additional depreciation during the remainder of 2007. The total book value of the related equipment subject to early retirement is approximately $80 million.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Goodwill and Intangible Assets

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever events or changes in circumstances indicate that impairment may have occurred. At September 30, 2007, no impairment indicators existed that would trigger impairment testing prior to the scheduled annual testing date of October 1.

The following table presents the activity in goodwill for the nine months ended September 30, 2007:

(In thousands)	2007
Goodwill, beginning of period	$151,976
Pre-acquisition deferred tax adjustments (Note 9)	(7,902)

Goodwill, end of period	$144,074

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At September 30, 2007 and December 31, 2006, other intangibles were comprised of the following:

		2007		2006
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$32,765	$113,400	$22,597
Trademarks	15 yrs.	$9,650	$1,558	$9,650	$1,074

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for each of the three month periods ended September 30, 2007 and 2006 was $3.6 million and amortization expense for each of the nine month periods ended September 30, 2007 and 2006 was $10.7 million. Amortization expense for the remainder of 2007 and the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2007	$3,390	$161	$3,551
2008	12,847	645	13,492
2009	12,491	645	13,136
2010	12,491	645	13,136
2011	12,491	645	13,136
2012	8,977	645	9,622

Pension Benefits and Other Postretirement Benefits

For the three and nine months ended September 30, 2007 and 2006, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

(In thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Service cost	$699	$720	2,097	2,161
Interest cost	685	625	2,054	1,873
Expected return on plan assets	(749)	(630)	(2,245)	(1,889)

Net periodic benefit cost	$635	$715	1,906	2,145

For the three and nine months ended September 30, 2007 and 2006, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

(In thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Service cost	$35	$41	105	123
Interest cost	157	168	471	503
Recognized net actuarial loss	—	22	—	65

Net periodic benefit cost	$192	$231	576	691

The total expense recognized for the Company’s nonqualified pension plans for the three months ended September 30, 2007 and 2006 was $0.1 million and $0.3 million, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, $0.1 million of this expense relates to the amortization of unrealized loss.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate management focus and infrastructures.

The Company has one customer that accounted for 21.5% and 21.6% of its revenues for the three and nine months ended September 30, 2007, respectively, and 19.9% and 19.8% of its revenues for the three and nine months ended September 30, 2006, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline network access.

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

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Total
For the three months ended September 30, 2007
Operating revenues	$96,152	$15,264	$15,337	$178	$126,931
Operating income (loss)	16,957	7,484	2,093	(2,392)	24,142
Depreciation and amortization	20,065	3,528	3,258	12	26,863
Accretion of asset retirement obligations	209	5	14	2	230
Non-cash compensation charges	—	—	—	1,094	1,094

As of and for the nine months ended September 30, 2007
Operating revenues	$281,237	$46,103	$44,589	$547	$372,476
Operating income (loss)	60,003	22,860	5,805	(7,187)	81,481
Depreciation and amortization	47,522	10,550	9,409	60	67,541
Accretion of asset retirement obligations	562	13	41	6	622
Non-cash compensation charges	—	—	—	3,209	3,209
Secondary offering costs	—	—	—	570	570

Goodwill	91,426	33,348	19,300	—	144,074

Total segment assets	501,474	194,588	104,738	1,117	801,917
Corporate assets					113,718

Total assets					$915,635

For the three months ended September 30, 2006
Operating revenues	$81,233	$15,711	$14,077	$203 $	111,224
Operating income (loss)	12,246	8,470	1,530	(2,172)	20,074
Depreciation and amortization	14,933	3,575	3,078	183	21,769
Accretion of asset retirement obligations	223	3	8	3	237
Non-cash compensation charges	—	—	—	925	925

For the nine months ended September 30, 2006
Operating revenues	$238,396	$45,274	$41,942	$618 $	326,230
Operating income (loss)	38,463	23,846	5,157	(28,987)	38,479
Depreciation and amortization	43,989	10,797	8,710	265	63,761
Accretion of asset retirement obligations	615	10	30	9	664
Termination of advisory agreements	—	—	—	12,941	12,941
Non-cash compensation charges	—	—	—	12,305	12,305

The “Other” segment is comprised of the paging and communications services operations. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the three and nine months ended September 30, 2007, total unallocated corporate operating expenses were $1.3 million and $3.4 million, respectively. Additionally, the Company recorded non-cash compensation of $1.1 million and $3.2 million for the three and nine months ended

September 30, 2007, respectively, and $0.6 million of secondary offering costs for the nine months ended September 30, 2007, which were not allocated. For the three and nine months ended September 30, 2006, total unallocated corporate operating expenses were $1.1 million and $3.1 million, respectively. Additionally, the Company recorded $0.5 million of advisory fees in the first quarter of 2006, a fee for the termination of the advisory agreements of $12.9 million in the first quarter of 2006, and non-cash compensation of $0.9 million and $12.3 million for the three and nine months ended September 30, 2006, respectively, none of which was allocated. Depreciation expense related to corporate assets is allocated to the operating segments and was $1.1 million and $3.1 million for the three and nine months ended September 30, 2007, respectively, and was $0.8 million and $2.3 million for the three and nine months ended September 30, 2006, respectively.

Note 4. Long-Term Debt

As of September 30, 2007 and December 31, 2006, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2007	December 31, 2006
First lien term loan	$614,344	$625,237
Capital lease obligations	1,310	1,286

	615,654	626,523

Less: current portion of long-term debt	6,818	13,152

Long-term debt	$608,836	$613,371

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

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. The restricted payment basket was reduced in the third quarter of 2007 by the $6.3 million dividend paid on July 12, 2007. The amount of the restricted payment basket was $43.2 million as of September 30, 2007, which was subsequently reduced by the $6.3 million dividend paid on October 11, 2007. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Under the amendment, a mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of excess cash flow. NTELOS Inc. incurred an amendment fee and closing costs of approximately $1.0 million in connection with this amendment which are being amortized to interest expense over the remaining life of the Amended Credit Agreement.

Amortization of the First Lien Term Loan debt issuance costs for the three and nine months ended September 30, 2007 was $0.1 million and $0.3 million, respectively.

The aggregate maturities of long-term debt outstanding at September 30, 2007 based on the contractual terms of the instruments are $1.8 million for the remainder of 2007, $6.7 million in 2008, $6.5 million in 2009, $153.8 million in 2010, $446.7 million in 2011 and less than $0.1 million thereafter.

The Company’s blended average interest rate on its long-term debt as of September 30, 2007 is 7.18%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash payments for:
Interest	$32,930	$39,983
Income taxes	10,082	853

Interest payments in the above table are net of ($3.0) million and ($2.1) million related to net interest received on the interest rate swap agreements for the nine months ended September 30, 2007 and 2006, respectively.

During the first quarter of 2006, the Company submitted the stock redemption agreements related to its investment in Rural Telephone Bank stock and recognized a gain of $1.7 million based on the stated liquidation value of $4.5 million. Proceeds from the redemption were received in April 2006.

Note 6. Derivatives and Hedging Activities

NTELOS Inc. is party to an interest rate swap agreement with maturities through February 2008 and a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 5.20% on September 30, 2007 and 5.36% on December 31, 2006. The Company did not designate this swap as a cash flow hedge for accounting purposes and, therefore, records the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

Note 7. Stockholders’ Equity

On July 26, 2007, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.15 per share (totaling $6.3 million), which was paid on October 11, 2007 to stockholders of record on September 20, 2007.

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

After conversion to Class B common stock, the repurchase rights for the former Class A common shares continued and had the same conditions related to termination of an employee as did the converted Class A shares. Until such time as the repurchase rights expire, the unvested portion of the common shares continues to be classified as a long-term liability. The Company and/or, if approved by the board of directors, the holders of the former Class A shares have the right and option to repurchase within 90 days of the termination date (on a pro-rata basis) the unvested portion of a terminated employees’ former Class A shares at adjusted cost price (as defined in the Company’s Amended and Restated Shareholders Agreement entered into in connection with the IPO). On May 2, 2007, 25% of the repurchase rights of the former Class A common stock (394,000 shares) expired and the remaining 25% will expire in 2008.

In connection with the IPO, 50% of the repurchase rights expired related to substantially all of the Class A common stock and substantially all of the options became 25% vested on that date. As a result of this acceleration in the expiration of the repurchase rights and option vesting, coupled with the continued increase in these instruments’ fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO related to these instruments were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to options granted in 2005, 2006 and 2007, as applicable) were $1.1 million and $3.2 million for the three and nine months ended September 30, 2007 and $0.9 million and $12.3 million for the three and nine months ended September 30, 2006. Future charges for non-cash compensation related to instruments outstanding at September 30, 2007 for the remainder of 2007 and the years 2008 through 2011 are estimated to be $1.1 million, $1.9 million, $0.8 million, $0.6 million and $0.1 million, respectively.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	7,551	$3,744	$28,131	(43,340)

Denominator:
Total shares outstanding	42,045	41,932	42,045	41,932
Less: unvested shares	(394)	(789)	(394)	(789)
Less: effect of calculating weighted average shares	(21)	(34)	(223)	(2,562)

Denominator for basic earnings per common share—weighted average shares outstanding	41,630	41,109	41,428	38,581
Plus: unvested shares	394	789	394	—
Plus: common stock equivalents of stock options outstanding	337	211	295	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,361	42,109	42,117	38,581

For the nine months ended September 30, 2006, the denominator for diluted earnings per common share is equal to the denominator for basic earnings per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive.

Below is a summary of the activity and status of stockholders’ equity as of and for the nine months ended September 30, 2007:

(In thousands)	Common Shares	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	41,965	$157,376	$(6,087)	$476	$151,765
Adjustment for the adoption of FASB Interpretation No. 48			1,680		1,680
Non-cash compensation		3,209			3,209
Expiration of former Class A common stock repurchase rights		219			219
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises		323			323
Shares issued through the Employee Stock Purchase Plan and stock options exercised	80	265			265
Cash dividends declared ($0.30 per share)			(12,610)		(12,610)
Comprehensive income:
Net income			28,131
Amortization of actuarial loss from a defined benefit plan, net of $27 of deferred income tax benefit				42
Total comprehensive income					28,173

Balance, September 30, 2007	42,045	$161,392	$11,114	$518	$173,024

For the nine months ended September 30, 2006, comprehensive income (loss) was comprised entirely of net loss of ($13.3) million.

Note 8. Stock Plans

During the nine months ended September 30, 2007, the Company issued 324,440 options under the Equity Incentive Plan, of which 209,440 were issued to officers, and issued 25,800 options under the Non-Employee Director Plan. Substantially all of these options were granted during the first quarter of 2007. Fifty percent of the options issued to officers vest on the second anniversary of the grant date, with 25% vesting on each of the third and fourth anniversary dates. All other employee options vest one-fourth annually beginning one year after the grant date and the non-employee director options cliff vest one year after the grant date. No options expired during the period.

The summary of the activity and status of the Equity Incentive Plans for the nine months ended September 30, 2007 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Extended Exercise Price
Options outstanding at January 1, 2007	339	$5.26	$1,786
Granted during the period	350	18.15	6,353
Exercised during the period	(75)	2.43	(182)
Forfeited during the period	(4)	10.92	(44)

Options outstanding at September 30, 2007	610	$12.97	$7,913

Exercisable at September 30, 2007	84	$5.34	$449

Weighted average remaining term of exercisable options		7.99 years

The weighted average fair value of options granted was $7.36 per share for the nine months ended September 30, 2007 and $7.23 per share for the nine months ended September 30, 2006. The intrinsic values of the options that were exercised during the nine months ended September 30, 2007 and 2006 were $2.0 million and $0.8 million, respectively.

Note 9. Income Taxes

Income tax expense for the nine month period ended September 30, 2007 was $20.4 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation, and non-deductible cost incurred for the secondary offering. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-cash stock based compensation charges are projected to be $3.8 million in 2007 and $1.6 million in 2008. Income tax expense for the nine months ended September 30, 2006 was $7.3 million, driven by non-deductible, non-cash stock based compensation and interest cost in excess of Internal Revenue Code defined yields.

Our unused Net Operating Losses (“NOLs”) are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $30.1 million in 2007, $19.0 million in 2008, $9.2 million per year in 2009 through 2012 and $1.6 million thereafter.

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

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. As a result of the implementation of FIN No. 48, the Company recognized an increase to retained earnings of approximately $1.7 million on January 1, 2007. The balance of the unrecognized tax benefits at adoption was $3.3 million, of which $3.1 million would affect earnings if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007 was $0.1 million. None of the unrecognized benefits are expected to be recognized during the next twelve months.

With limited exception, the Company is no longer subject to U.S. federal, state or local income tax audits by taxing authorities for the years through 2003.

Note 10. Commitments and Contingencies

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is reliably assured of the collection of these claims, generally when the matter is settled.

The Company is periodically involved in disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements.

In connection with the planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company has entered into a three year vendor agreement to purchase network equipment. The Company expects to spend approximately $88 million under this agreement.

The Company has other purchase commitments relating to capital expenditures totaling $11.4 million as of September 30, 2007, which are expected to be satisfied during 2007.

Note 11. Subsequent Events

On October 25, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.21 per share to be paid on January 10, 2008 to stockholders of record on December 20, 2007. This amount represents a 40% increase from the previous quarterly cash dividend of $0.15 per share.

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are comprised of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P, which we refer to as the Strategic Network Alliance. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers.

Our wireless revenues accounted for 76% of our total revenues for the three and nine month periods ended September 30, 2007 and 95% and 93% of the total revenue growth over the comparative three and nine month periods in 2006, respectively. As of September 30, 2007, our wireless retail business had approximately 396,000 NTELOS-branded subscribers, representing a 7.6% penetration of our total covered population. Additionally, as a result of significant investments that we made to our network in 2005, 2006 and the first nine months of 2007 when we added 174 new wireless cell sites as well as product, system and program initiatives recently employed in all segments, we have realized revenue growth of 18.0% for the first nine months of 2007 as compared to the first nine months of 2006, with wireless subscriber revenue growth of 16.2% and wireless wholesale revenue growth of 26.0%. We have also accomplished significant wireless customer growth (10.9% from September 30, 2006 to September 30, 2007, with approximately 29,000 net additions in the first nine months of 2007) from increases in customer additions and reductions in customer churn.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural telephone companies, or RLECs, under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. We also own a 2,040-mile regional fiber optic network and participate in partnerships that connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. The wireline Competitive segment strategic products (local phone services, broadband voice and data services, and high-capacity network access and transport services) experienced revenue growth of 13.2% from the third quarter of 2006 to the third quarter of 2007 and 11.9% from the first nine months of 2006 to the first nine months of 2007.

On October 25, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.21 per share to be paid on January 10, 2008 to stockholders of record on December 20, 2007. This amount represents a 40% increase from the previous quarterly cash dividend of $0.15 per share.

On September 25, 2007, Quadrangle agreed to acquire, subject to regulatory approvals, all of the shares of NTELOS common stock owned by CVC and certain affiliated limited partnerships. With this acquisition, private equity funds affiliated with Quadrangle will own approximately 27% of our outstanding common stock. To date, approximately 90% of these shares have been acquired by Quadrangle with the remaining shares, subject to regulatory approval, expected to transfer by year-end.

At the end of third quarter 2007, we introduced NTELOS video with a launch in our South RLEC market. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 200 all-digital channels and 18 high-definition channels. It is delivered via fiber to the home which allows us to deliver video, local and long distance telephone services, plus Internet access at speeds up to 20 megabits per second. The service is now fully launched and is available in selected neighborhoods within our two RLEC service areas. Revenues from this product are included in the Competitive wireline segment.

On July 26, 2007, the Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.15 per share, which amounted to $6.3 million and was paid on October 11, 2007 to stockholders of record on September 20, 2007.

On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle and certain of their affiliates sold an aggregate of 12,650,000 shares priced at $18.25 per share. This resulted in their combined ownership declining from 58% to approximately 27%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. Direct costs of this offering, primarily legal, printing and accounting fees, totaled $0.6 million. These costs were charged to corporate operations expense.

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

In addition, compliance with reporting and other requirements applicable to public companies creates additional costs for us and will require the time and attention of management. We incurred approximately $1.5 million of incremental operating expenses in 2006, our first year of being a public company. The majority of these costs are associated with increased Director and Officer insurance costs and external consulting fees incurred to prepare for Sarbanes-Oxley Act compliance. We are required to be in compliance with section 404 of the Sarbanes-Oxley Act by December 31, 2007. At this time, we project that the total incremental operating expenses of being a public company will be approximately $1.6 million for 2007. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference average monthly revenues per handset/unit in service, or ARPU, a non-GAAP measure of operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of subscriber revenues used to calculate ARPU to wireless communications revenues shown in the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, other than ARPU data)	2007	2006	2007	2006
Wireless communications revenues	$96,152	$81,233	281,237	238,396
Less: equipment revenues from sales to new customers	(2,892)	(3,846)	(10,540)	(11,386)
Less: equipment revenues from sales to existing customers	(1,863)	(1,316)	(5,476)	(3,607)
Less: wholesale revenues	(24,339)	(19,346)	(71,590)	(56,808)
Plus (less): other revenues and adjustments	(471)	(32)	466	611

Wireless gross subscriber revenues	$66,587	$56,693	194,097	167,206

Average number of subscribers	393,779	354,562	385,180	346,804
Total ARPU	$56.37	$53.30	55.99	53.57

Wireless gross subscriber revenues	$66,587	$56,693	194,097	167,206
Less: paid in advance and prepay subscriber revenues	(17,899)	(13,217)	(52,781)	(38,385)
Plus (less): adjustments	386	(95)	(471)	(821)

Wireless gross postpay subscriber revenues	$49,074	$43,381	140,845	128,000

Average number of postpay subscribers	283,746	261,940	276,889	259,220
Postpay ARPU	$57.65	$55.20	56.52	54.87

Wireless gross subscriber revenues	$66,587	$56,693	194,097	167,206
Less: wireless voice and other features revenues	(61,087)	(53,804)	(179,808)	(158,934)

Wireless data revenues	$5,500	$2,889	14,289	8,272

Average number of subscribers	393,779	354,562	385,180	346,804
Total data ARPU	$4.66	$2.72	4.12	2.65

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•

wireline communications, comprised of our RLEC segment revenues, including local service, network access, toll and directory advertising, and our Competitive segment revenues, including revenues from our key strategic products (local services, broadband voice and data services, and high-capacity network access and transport services), IPTV-based video services (recently launched in selected neighborhoods within our two RLEC service areas), long distance and dial-up Internet services; and

•	other communications services revenues, including primarily revenues from paging and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of wireless sales, including digital PCS handset equipment costs which, in keeping with industry practice, we generally sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide wireless services to our end-use customers;

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses above target achievement levels, non-cash compensation expense related to the original Class A common stock and option instruments held by certain members of corporate management and secondary offering costs;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations, or ARO; and

•	termination of advisory agreements.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate swap instrument, other income, which includes interest income, and gain on sale of investment.

Income Taxes

Our income tax expense (benefit) and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, net operating losses and related carryforwards, valuation allowances, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible expenses and other tax deductible amounts.

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to Verisign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred significant cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a credit to minority interest only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the nine months ended September 30, 2007 and 2006. Amounts related to the RLEC segment minority interest were not material for all periods presented.

Results of Operations

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

OVERVIEW

Operating revenues increased $15.7 million, or 14.1%, from the quarter ended September 30, 2006 to the quarter ended

September 30, 2007 and $46.2 million, or 14.2%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Wireless PCS accounted for 95% of the three month increase and 93% of the nine month increase, with growth occurring from subscriber revenues, wholesale revenues and equipment sales. Wireline contributed the remaining revenue increase primarily from increases in key strategic products in the Competitive segment, partially offset by declines in other revenues from the Competitive segment (dial-up Internet services, switched access and reciprocal compensation). For the nine month comparative periods, RLEC segment revenues also increased due to minute-driven increases in access revenues.

Operating income increased $4.1 million over the comparative quarters and $43.0 million over the comparative nine month periods. Operating margin, before non-cash compensation, advisory fees and termination of advisory agreements, increased from 18.9% for the quarter ended September 30, 2006 to 19.9% for the quarter ended September 30, 2007 and increased from 19.7% for the nine months ended September 30, 2006 to 22.7% for the nine months ended September 30, 2007.

Net income increased $3.8 million from $3.7 million for the quarter ended September 30, 2006 to $7.6 million for the quarter ended September 30, 2007. Net income increased $41.5 million from a net loss of $13.3 million for the nine months ended September 30, 2006 to net income of $28.1 million for the nine months ended September 30, 2007. Included in net loss for the nine months ended September 30, 2006 was a charge of $12.9 million for the termination of advisory agreements and interest expense that was $16.2 million higher during the first nine months of 2006 than the first nine months of 2007, which related to interest on the Floating Rate Notes (retired in April 2006), $8.7 million of non-recurring interest expense related to the early retirement of debt and lower interest during 2007 as a result of the refinancing transaction in June 2006. Non-cash compensation charges were $9.1 million higher during the first nine months of 2006 than 2007 driven by expense recognition commensurate with the IPO. In addition, there was a $13.1 million nine month increase in income tax expense, which was primarily driven by the significant change in taxable income.

OPERATING REVENUES

The following tables identify our operating revenues on a business segment basis for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
Operating Revenues	2007	2006	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$96,152	$81,233	$14,919	18.4%

Wireline
RLEC	15,264	15,711	(447)	(2.9)%
Competitive wireline	15,337	14,077	1,260	9.0%

Total wireline	30,601	29,788	813	2.7%

Other	178	203	(25)	(12.3)%

Total	$126,931	$111,224	$15,707	14.1%

	Nine Months Ended September 30,
Operating Revenues	2007	2006	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$281,237	$238,396	$42,841	18.0%

Wireline
RLEC	46,103	45,274	829	1.8%
Competitive wireline	44,589	41,942	2,647	6.3%

Total wireline	90,692	87,216	3,476	4.0%

Other	547	618	(71)	(11.5)%

Total	$372,476	$326,230	$46,246	14.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $14.9 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007 primarily due to an increase in our NTELOS-branded net subscriber revenue of $10.2 million, or 18.0%, and a $5.0 million, or 25.8%, increase in wholesale and roaming revenues, offset by a $0.4 million, or 7.9%, decrease in equipment sales revenues related to postpay plan promotional pricing (which could continue). The $42.8 million increase from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to an increase in our NTELOS-branded net subscriber revenue of $26.8 million, or 16.2%, a $14.8 million, or 26.0%, increase in wholesale and roaming revenues, and a $1.0 million, or 6.8%, increase in equipment sales revenues related to the 6.3% increase in gross subscriber additions.

In both the three and nine month comparative periods, subscriber revenues reflected subscriber growth of 10.9%, or approximately 39,000 subscribers, from approximately 357,400 subscribers as of September 30, 2006 to approximately 396,400 subscribers as of September 30, 2007.

Results for the comparative third quarters also reflect an increase in ARPU of 5.8%, from $53.30 to $56.37 for the quarters ended September 30, 2006 and 2007, respectively. This increase in ARPU is attributable to the continued growth in data services, data packages and higher-priced product offerings. Total data ARPU was $4.66 for the third quarter of 2007, up from $2.72 for the third quarter of 2006. Also contributing to the revenue increase was a 27 basis point decrease in total subscriber churn, from 3.28% for the third quarter of 2006 (approximately 34,900 subscribers) to 3.01% for the third quarter of 2007 (approximately 35,600 subscribers), due to network and service quality improvements and an increased take-rate of the national and other lower churn plans and other program improvements in 2007. Offsetting these increases was a decrease in equipment sales revenue of $0.4 million, or 7.9%, from the quarter ended September 30, 2006 to the quarter ended September 30, 2007 related to a 2,300 (10.7%) decrease in prepaid gross subscriber additions and post pay product promotions in the third quarter of 2007. These post pay promotions were a catalyst to the 4.8% increase quarter over quarter in Postpay gross additions.

Similarly, ARPU and churn improvements, combined with higher gross additions, drove the revenue improvement over the nine month comparative periods. ARPU increased 4.5%, from $53.57 to $55.99 for the nine months ended September 30, 2006 and 2007, respectively. Total data ARPU was $4.12 for the first nine months of 2007, up from $2.65 for the first nine months of 2006. Gross subscriber additions were 6.3% higher for the first nine months of 2007, at approximately 127,300, compared to gross subscriber additions of approximately 119,800 for the first nine months of 2006. This increase in gross additions combined with the introduction of more feature-rich handsets sold in the 2007 period as compared to the 2006 period led to an increase in equipment sales revenue of $1.0 million, or 6.8%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Total subscriber churn decreased 33 basis points, from 3.16% (approximately 98,700 subscribers) for the first nine months of 2006 to 2.83% (approximately 98,100 subscribers) for the first nine months of 2007.

The increase in wholesale revenues for both the three and nine month comparative periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 25.8% for the quarter, from $19.3 million for the quarter ended September 30, 2006 to $24.3 million for the quarter ended September 30, 2007. Wholesale revenues grew 26.0% year to date, from $56.8 million for the nine months ended September 30, 2006 to $71.6 million for the nine months ended September 30, 2007. Our wholesale revenues are derived primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 69 cell sites within this wholesale service area over the last seven quarters, improving existing service and extending this coverage area.

Wholesale pricing reductions under the Strategic Network Alliance went into effect on July 1, 2006 relating to travel minutes of use and data usage in accordance with the annual pricing reset provisions of this wholesale agreement. The impact of the July 2006 pricing reductions was more than offset by increased usage.

On July 31, 2007, we entered into an Amended and Restated Resale Agreement (“Agreement”) with Sprint Spectrum L.P., an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), which became effective as of July 1, 2007. The Agreement supersedes and replaces the original 2004 Resale Agreement and extends the term of the original 2004 Resale Agreement, commits us to perform network upgrades and changes pricing structures, including the addition of revenue minimum guarantees.

Under the terms of the Agreement, we are committed to upgrading our wireless network to EV-DO in the territory covered by the Agreement. Relative to this upgrade, we are required to be 95% complete by January 31, 2010 and 98% complete by January 31, 2011. Failure by us to achieve these deadlines will constitute an event of default and may give Sprint Nextel the right to terminate the Agreement. We currently expect that the upgrade will be 98% completed by mid-year 2009.

Beginning in July 2007, we are guaranteed a minimum monthly revenue of $8.0 million and, upon achieving 98% completion of the network upgrade to EV-DO, the monthly minimum increases to $9.0 million. The term of the Agreement was extended four years over the 2004 Resale Agreement, to July 31, 2015, subject to automatic three-year extensions unless certain notice provisions are exercised. The Agreement prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the Agreement territory until 18 months prior to end of the Agreement. The Agreement specifies a series of usage rates for various types of services. The voice rate pricing under the Agreement is fixed through July 1, 2008, at rates comparable to the rates in the 2004 Resale Agreement, but provides for greater volume discounts in the future to provide incentives for the migration of additional traffic onto the network. Generally, the data rate pricing is lower under the Agreement compared to the rates agreed to in the 2004 Resale Agreement in recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of the network upgrade and to also provide incentives for the migration of additional traffic onto the network.

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

Based on the aforementioned planned EV-DO network upgrade, we are planning on disposing of the 3G-1xRTT equipment prior to its previously planned useful life or redeploying certain of the legacy equipment to fringe areas or contiguous markets where we own spectrum but currently do not provide service. Additionally, we estimate that we will perform an EV-DO upgrade for the assets that we intend to redeploy prior to the end of their previously planned useful lives

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $0.8 million over the comparative quarters and increased $3.5 million over the comparative nine month periods.

•

RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, decreased $0.4 million over the three month comparative periods due primarily to a $0.5 million lump-sum cash receipt in September 2006 from the Universal Service Administrative Company (USAC) pursuant to an FCC order related to our safety net support dispute for the period January 2003 through September 2006. The nine month increase in RLEC revenues was $0.8 million. Excluding the aforementioned cash receipt, RLEC revenues increased $0.1 million and $1.4 million over the three and nine month comparative periods, respectively, despite a 3.2% access line decrease, with lines totaling approximately 44,200 as of September 30, 2007 compared to approximately 45,700 as of September 30, 2006. The revenue increases over the comparative three and nine month periods were due primarily to increases in access revenues of $0.2 million, or 2.1%, over the comparative quarters and $1.8 million, or 7.1%, over the comparative nine month periods driven by increases in carrier access minutes of 18.6% from the third quarter of 2006 to the third quarter of 2007 and 20.0% for the first nine months of 2006 to the first nine months of 2007 due primarily to growth in usage by wireless carriers. Our interstate access rates were subject to a biennial reset on July 1, 2007. We anticipate that continued minute growth will partially offset the net revenue reduction we are experiencing related to this reset.

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and PBX displacement of Centrex lines. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. While still uncertain, we anticipate competitive voice service competition from Comcast in certain of our markets to commence in early 2008. We expect that this competition will primarily be for residential customers. We have estimated that our access line losses may be between 3% and 4% in 2007.

•

Competitive Wireline Revenues. Revenues from our key strategic products (local services, broadband voice and data services, and high-capacity network access and transport services) in the Competitive wireline segment grew $1.4 million, or 13.2%, over the comparative quarters, offset by declines in other Competitive revenues (dial-up Internet services, switched access and reciprocal compensation). Revenues from broadband, integrated access and Metro Ethernet services increased $0.8 million, or 25.6%, from the third quarter of 2006 to the third quarter of 2007 due primarily to customer growth of 19.2% with the broadband products, particularly in the products with higher bandwidth. Revenues from the remaining key strategic products collectively increased $0.6 million, or 7.6%, over the comparative quarters primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $0.3 million from continued customer erosion, with approximately 5,900 fewer customers, or 20.3%, from approximately 28,900 at September 30, 2006 to approximately 23,000 at September 30, 2007, with dial-up revenues of $0.9 million for the third quarter of 2007.

The revenue growth over the comparative nine month periods is also attributable to growth in our key strategic products, totaling $3.6 million, or 11.9%, offset by a net decline in other Competitive revenues. Revenue from broadband, integrated access and Metro Ethernet services increased $2.7 million, or 30.4%, from the first nine months of 2006 to the first nine months of 2007 due to continued growth in demand for higher bandwidth. Revenues from the remaining key strategic products collectively increased $0.9 million, or 4.2%, over the comparative periods primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $0.9 million, with a customer decline of 20.3% over the comparative periods. In addition, switched access and reciprocal compensation revenues declined $0.2 million due to volume reductions.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
Operating Expenses	2007	2006	$ Variance	%Variance
(Dollars in thousands)
Wireless PCS	$58,921	$53,831	$5,090	9.5%

Wireline
RLEC	4,247	3,663	584	15.9%
Competitive wireline	9,972	9,461	511	5.4%

Total wireline	14,219	13,124	1,095	8.3%

Other	1,458	1,264	194	15.3%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs and non-cash compensation	74,598	68,219	6,379	9.4%

Depreciation and amortization	26,863	21,769	5,094	23.4%
Accretion of asset retirement obligations	230	237	(7)	(3.0)%

Secondary offering costs	4	—	4	N/M
Non-cash compensation	1,094	925	169	18.3%

Total operating expenses	$102,789	$91,150	$11,639	12.8%

	Nine Months Ended September 30,
Operating Expenses	2007	2006	$ Variance	%Variance
(Dollars in thousands)
Wireless PCS	$173,150	$155,329	$17,821	11.5%

Wireline
RLEC	12,680	10,621	2,059	19.4%
Competitive wireline	29,334	28,045	1,289	4.6%

Total wireline	42,014	38,666	3,348	8.7%

Other	3,889	4,085	(196)	(4.8)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation	219,053	198,080	20,973	10.6%

Depreciation and amortization	67,541	63,761	3,780	5.9%
Accretion of asset retirement obligations	622	664	(42)	(6.3)%

Secondary offering costs	570	—	570	N/M

Termination of advisory agreements	—	12,941	(12,941)	(100)%
Non-cash compensation	3,209	12,305	(9,096)	(73.9)%

Total operating expenses	$290,995	$287,751	$3,244	1.1%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The primary drivers of the three and nine month increases in our operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation are described in detail by segment as follows:

•

Wireless Communications – Of the increases in wireless communications operating expenses noted in the tables above, increased cost of sales (“COS”) accounted for $1.6 million and $6.6 million of the three and nine month increases, respectively. As described in the Cost of Sales operating expense discussion below, these increases are primarily attributable to increased roaming COS as well as increased equipment COS for the comparative nine month periods. We expect continued growth in this line item as our customer base grows, sales of national plans increase and usage of data features increases.

The remaining operating expense increases in wireless communications over the three and nine month comparative periods were due to increased costs of improving and maintaining our network, combined with direct and indirect costs of operations. Specifically for the three month comparative periods, cell site expenses increased $0.7 million related to additional capacity due to the increased subscriber base and a 6.9% increase in the number of cell sites in service from September 30, 2006 to September 30, 2007. Also increasing over both comparative periods was customer retention associated with increased wireless PCS customer additions between the comparative periods, existing customer handset upgrades and the increased subscriber base. These costs increased $0.9 million over the comparative quarters. Compensation expenses also increased $1.2 million over the comparative quarters reflecting inflationary growth in wages and personnel to support subscriber growth. Wireless communications experienced a $0.9 million increase in bad debt expense over the comparative quarters primarily due to an increased level of accounts receivable. These increases were offset by a $0.6 million decrease in selling expenses, including agent commissions, sales commissions and other selling expenses due to decrease in sales from the higher cost, indirect channel from 25% in the third quarter of 2006 to 22% in the third quarter of 2007.

For the nine month comparative periods, cell site and repairs and maintenance expenses increased $2.2 million collectively related to the increase in the number of cell sites in service described above. Also increasing over both comparative periods were direct costs, such as customer retention, sales commissions and other selling expenses, associated with increased wireless PCS customer additions between the comparative periods and the related increase in the customer base. These direct costs increased $2.9 million over the comparative nine month periods. Wireless communications experienced a $0.9 million increase in bad debt expense over the comparative nine month periods primarily due to an increased level of accounts receivable. Other significant increases in the wireless communications segment over the comparative nine month periods include compensation expense of $2.9 million due to growth in wages and personnel, as described above, and license and regulatory fees of $0.7 million. The remaining increase is due primarily to increased collection expense and bank fees.

•

Wireline Communications – The increases in wireline operating expenses over the three and nine month comparative periods noted in the tables above are primarily attributable to increased access expense, which increased $0.6 million over the comparative quarters and $1.9 million over the comparative nine month periods and accounted for 58.4% of the total three month increase and 57.7% of the total nine month increase. This increase in access expense was due primarily to supporting the growth of the strategic wireline Competitive services, particularly broadband voice and data services, and CLEC UNE-loop rate increases. As a percent of the related Competitive revenues, Competitive access expense declined from 31.0% to 30.1% for the nine months ended September 30, 2006 and 2007, respectively, from improved network utilization. Also contributing to the increases over the three and nine month comparative periods were increased compensation expenses of $0.7 million and $1.6 million, respectively.

•

Other – As noted in the tables above, operating expenses from the corporate and other communication service businesses increased $0.2 million over the comparative quarters and decreased $0.2 million over the comparative nine month periods. The nine month decrease was due primarily to a decrease of $0.5 million in advisory fees. These costs were eliminated after the first quarterly payment in 2006 as a result of the termination of our advisory agreements in February 2006. Excluding these costs, the nine month increase was $0.3 million. The increases over both the three and nine month comparative periods are primarily due to legal, accounting and other professional expenses.

COST OF WIRELESS SALES—Cost of wireless sales increased $1.6 million, or 9.2%, over the comparative quarters and $6.6 million, or 13.0%, over the comparative nine month periods. Roaming COS increased $1.5 million over the comparative three month periods and $4.2 million over the comparative nine month periods related primarily to increased sales of national plans and other plans which contain more roaming minutes, partially offset by a decline in roaming rates and in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 22.6% as of September 30, 2006 to 31.1% as of September 30, 2007. Data and other features COS increased $0.6 million over the comparative quarters and $1.1 million over the comparative nine month periods consistent with increased data usage. Also increasing over both periods was access and toll COS due to volume from fixed rate plans. These costs increased $0.1 million over the comparative quarters and $0.9 million over the comparative nine month periods. The remaining increase in COS over the comparative nine month periods is primarily due to an increase in equipment COS of $0.4 million due to approximately 7,500 more wireless gross customer additions over the comparative nine month periods combined with sales of feature-rich, more expensive handsets to new customers and upgrades by existing customers.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses increased $0.9 million, or 4.8%, over the comparative quarters and $4.4 million, or 7.6%, over the comparative nine month periods. One of the primary drivers of the increases in both the three and nine month comparative periods is cell site costs for wireless, as discussed above. The increase in maintenance and support is also attributable to wireline transport and access expense as discussed above. The remaining increase for the three month comparative periods is primarily attributable to increased compensation expenses. The remaining increase for the nine month comparative periods is primarily attributable to increased compensation expenses, as well as rent, utilities, long distance wholesale, insurance and contracted services expenses. Primarily offsetting the increase over the nine month comparative periods was a decrease in non-cash compensation of $0.7 million related to the original Class A common stock and option instruments held by certain members of operations and engineering management.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $2.2 million, or 8.7%, from the third quarter of 2006 to the third quarter of 2007 and increased $5.1 million, or 7.0%, from the first nine months of 2006 to the first nine months of 2007. These increases are primarily related to the direct costs associated with increased wireless PCS customer additions between the comparative periods and the related increase in the customer base, as discussed above. The remaining increase for both the three and nine month comparative periods is primarily attributable to increased bad debt expenses, as described above, and increased collection expenses, bank fees and compensation expenses. The increase over the comparative nine month periods was primarily offset by a decrease in non-cash compensation expense of $0.9 million related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $1.8 million, or 26.8%, over the comparative quarters due primarily to increased compensation expenses of $1.3 million (primarily due to increased performance-based bonus expense), as well as increases in regulatory fees and professional fees, partially offset by a $0.8 million reversal of an operating tax reserve based on a favorable ruling from tax authorities.

For the nine month comparative periods, corporate operations expenses decreased $3.7 million, or 13.0%. This decrease primarily relates to a decrease of $7.5 million of non-cash compensation charges, a decrease in advisory fee charges of $0.5 million and the $0.8 million operating tax credit noted above. Offsetting these decreases was an increase in compensation expenses of $2.7 million, or 32.4%, due primarily to increased performance-based bonus expense and inflationary wage increases, and an increase of $0.6 million relating to legal, accounting and other costs related to the secondary stock offering discussed in the overview section above. The remaining increase is primarily attributable to increases in regulatory fees and other professional fees.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $5.1 million, or 23.4%, from the quarter ended September 30, 2006 to the quarter ended September 30, 2007 and $3.8 million, or 5.9%, over the nine month comparative periods. For both the three and nine month comparative periods, $6.3 million of the increase is attributable to accelerated depreciation for the period August 1, 2007 through September 30, 2007 related to 3G-1xRTT equipment scheduled to be replaced or redeployed in connection with the EV-DO upgrade discussed below. For the three and nine month comparative periods, this is offset by $0.3 million and $1.3 million respective decreases in accelerated depreciation primarily related to the 3G-1xRTT network upgrade completed in 2006. The remaining decreases of $0.9 million and $1.2 million over the three and nine month periods, respectively, related to assets becoming fully depreciated, retired or whose life was extended (and future depreciation reduced) as they continued in service beyond the original expected life.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint overlap territory. Additionally, management is planning an EV-DO upgrade in our other coverage areas. This will involve a significant acceleration of depreciation on the 3G-1xRTT assets planned for disposal prior to their previously planned useful lives. Some of the equipment is planned for redeployment to fringe areas of the network or contiguous markets where we own spectrum but currently do not provide service. However, given our plan to ultimately upgrade significantly all of the network to EV-DO, these assets are planned for retirement earlier than originally anticipated. The total net book value of the related equipment subject to early retirement is approximately $80 million. The expected incremental capital expenditures related to the upgrade to EV-DO are $66 million. Based on this network upgrade plan, we expect to record approximately $9.5 million of additional depreciation during the remainder of 2007.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge remained flat over the comparative quarters at $0.2 million and decreased slightly from $0.7 million for the nine months ended September 30, 2006 to $0.6 million for the nine months ended September 30, 2007.

TERMINATION OF ADVISORY AGREEMENTS—On February 13, 2006, commensurate with its IPO, the Company terminated the advisory agreements, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments remained flat at $11.0 million for the comparative quarters and decreased $16.2 million, or 33.1%, over the comparative nine month periods due primarily to the repayment of the Floating Rate Notes in April 2006. Prior to their repayment, we recorded $5.3 million of interest on the Floating Rate Notes.

Additionally, in the second quarter of 2006, we incurred $5.1 million and $1.3 million of interest charges related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid and a $2.3 million prepayment penalty recorded as an interest charge related to the second lien term loan repayment.

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

Our swap agreement is not designated as an interest rate hedge instrument for accounting purposes and, therefore, the changes in the fair value of the swap agreement are recorded as a charge or credit to (loss) gain on interest rate swap. The fair value of the current interest rate swap agreement of $1.2 million at September 30, 2007 has been recorded as “interest rate swap” on the condensed consolidated balance sheets. The interest rate swap agreement matures in February 2008.

Other income primarily relates to interest income from cash and cash equivalents. Other income totaled $0.8 million for the quarter ended September 30, 2007, an increase of $0.3 million over the prior year comparable quarter, and $2.3 million for the nine months ended September 30, 2007, $1.9 million lower than the prior year comparable nine month period due to lower cash balances after our IPO proceeds were used to repay obligations in the second quarter of 2006. We also recorded a gain on sale of investment totaling $1.7 million during the nine months ended September 30, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006.

INCOME TAXES

Income tax expense for the nine months ended September 30, 2007 was $20.4 million, which is a 42.0% effective tax rate, approximately 3.1% above the effective federal and state statutory rate due primarily to the effects of non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges are projected to be approximately $3.8 million in 2007 and $1.6 million in 2008. Income taxes for the nine months ended September 30, 2006 were $7.3 million, representing primarily the effects of non-deductible transaction costs, non-deductible/non-cash stock based compensation, interest cost in excess of Internal Revenue Code defined yields and revenue based state minimum taxes.

Income tax expense for the three months ended September 30, 2007 was $5.2 million, which is a 40.8% effective tax rate, approximately 1.9% above the effective federal and state statutory rate due primarily to the effects of non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs. Income taxes for the three months ended September 30, 2006 were $3.1 million, driven by non-deductible transaction costs, non-deductible/non-cash stock based compensation, interest cost in excess of Internal Revenue Code defined yields and revenue based state minimum taxes.

Our unused Net Operating Losses (“NOLs”) are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of our recent merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $30.1 million in 2007, $19.0 million in 2008, $9.2 million each year in 2009 through 2012 and $1.6 million thereafter.

Liquidity and Capital Resources

For the nine months ended September 30, 2006 and 2007, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel which was amended on July 31, 2007 and extended to July 31, 2015 (see overview section above).

As of September 30, 2007, we had $666.8 million in aggregate long term liabilities, consisting of $608.8 million in outstanding long-term debt ($615.7 million including the current portion) and $58.0 million in other long-term liabilities. On June 1, 2006, NTELOS Inc. refinanced the second lien term loan by entering into the first lien Restated and Amended Credit Agreement (the “Amended Credit Agreement”), consisting of $395 million of the prior First Lien Term Loan and $235 million of new borrowings. The new borrowings were used to repay the second lien term loan of $225 million and to pay other costs associated with the borrowing, including a $2.3 million prepayment penalty on the second lien term loan. In connection with this refinancing, NTELOS Inc. also paid the Company a dividend of $16.0 million on June 6, 2006. The Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which has been used. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of September 30, 2007 is 7.18%. In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At September 30, 2007, the net present value of these future minimum lease payments was $1.3 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $1.8 million for the remainder of 2007, $6.7 million in 2008, $6.5 million in 2009, $153.8 million in 2010, $446.7 million in 2011 and less than $0.1 million thereafter.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint overlap territory. Additionally, management is planning an EV-DO upgrade in our other coverage areas. This will involve a significant acceleration of depreciation on the 3G-1xRTT assets planned for disposal prior to their previously planned useful lives. Some of the equipment is planned for redeployment to fringe areas of the network or contiguous markets where we own spectrum but currently do not provide service. However, given our plan to ultimately upgrade significantly all of the network to EV-DO, these assets are planned for retirement earlier than originally anticipated. The total net book value of the related equipment subject to early retirement is approximately $80 million. The expected incremental capital expenditures related to the upgrade to EV-DO are $66 million. Based on this network upgrade plan, the company expects to record approximately $9.5 million of additional depreciation during the remainder of 2007.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which could be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company, and included various other terms and provisions. The amount of the restricted payment basket was $43.2 million as of September 30, 2007.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of September 30, 2007, we are in compliance with all of our debt covenants, and our ratios at September 30, 2007 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement. Our ratios under the foregoing restrictive covenants as of September 30, 2007 are as follows:

	Actual	Covenant Requirement at September 30, 2007
Leverage ratio (total debt outstanding to EBITDA)	3.05	Not more than 5.50
Minimum interest coverage ratio	4.61	Not less than 2.25

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO.

During the nine months ended September 30, 2007, net cash provided by operating activities was approximately $103.2 million. Net income during this period was $28.1 million. We recognized $86.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $11.3 million. The principal changes in operating assets and liabilities from December 31, 2006 to September 30, 2007 were as follows: accounts receivable increased by $7.0 million, or 18.1%, due to increased revenues and increased accounts receivable aging; inventories and supplies decreased $0.6 million with seasonally lower sales; other current assets increased $0.4 million largely related to increases in prepaid maintenance contracts; accounts payable decreased by $0.1 million; and

other current liabilities increased $0.9 million due primarily to increased advance billings and accrued property taxes. Retirement benefit payments for the first nine months of 2007 were approximately $6.7 million which includes a $6.0 million pension plan funding.

During the nine months ended September 30, 2006, net cash provided by operating activities was approximately $61.1 million. Net loss during this period was $13.3 million. We recognized $94.2 million of depreciation, amortization and other non-cash charges (net), including $12.3 million in Class A common stock and stock options non-cash compensation charges. Additionally, we paid a $2.3 million prepayment penalty associated with the debt refinancing in June 2006 which was recorded as interest expense. Total net changes in operating assets and liabilities used $19.7 million. The principal changes in operating assets and liabilities from December 31, 2005 to September 30, 2006 were as follows: accounts receivable increased by $0.8 million, or 2.1%; inventories and supplies increased $0.3 million; other current assets increased $0.5 million; accounts payable decreased by $7.5 million; and other current liabilities decreased $3.5 million. Retirement benefit payments in the first nine months of 2006 were approximately $6.8 million due primarily to the $6.3 million pension plan funding.

Our cash flows used in investing activities for the nine months ended September 30, 2007 were approximately $55.3 million used for the purchase of property and equipment comprised of (i) approximately $31.5 million related to supporting our increasing subscriber base and wholesale growth, continuing our incremental network expansion, installing network software upgrades and initial equipment purchases associated with EV-DO (approximately $2.0 million), (ii) approximately $18.3 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter of 2006 and the third quarter 2007 launch of a new IPTV-based video service offering, and (iii) approximately $5.5 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

Our cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $64.3 million, with $66.6 million used for the purchase of property and equipment and $2.3 million used for the purchase of AWS spectrum as part of FCC Auction 66 which concluded during the third quarter of 2006, offset by $4.5 million proceeds received from the liquidation of our investment in the Class C stock of RTB.

We currently expect capital expenditures for 2007 to be in the range of $105 million to $108 million, including incremental capital expenditures for an upgrade to our wireless network related to EV-DO. We expect that our capital expenditures associated with our wireless business in 2007 will be in the range of $75 million to $77 million, of which approximately $24 million represents incremental capital expenditures related to our network upgrade to EV-DO, $17 million represents continued network coverage expansion and enhancements within our coverage area, $22 million to $23 million represents expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $12 million to $13 million is targeted to maintain and support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2007 will be in the range of $23 million to $24 million, which is targeted to provide regular maintenance and support for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service which commenced in the fourth quarter of 2006 and the launch of a new IPTV-based video service offering in the third quarter of 2007. In addition, we expect to invest a total of approximately $7 million in 2007 for enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the nine months ended September 30, 2007 aggregated $17.5 million, which primarily represents the following:

•	$10.9 million in payments on our senior secured term loan;

•	$6.3 million payment of a $0.15 per share common stock cash dividend on July 12, 2007;

•	$1.0 million in debt issuance costs; and

•	$0.6 million proceeds and tax benefits primarily related to the exercise of stock options.

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

As of December 31, 2006 and September 30, 2007, we had approximately $44.2 million and $74.6 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $25.0 million and $60.2 million, respectively. Of the cash and cash equivalents on hand on September 30, 2007, $71.5 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

We intend to continue to pay regular quarterly dividends on our common stock, with the dividend declared during the third quarter of $0.15 per share which was paid on October 11. On October 25, we declared a dividend to be paid on January 10, 2008 to common stock shareholders of record on December 20, 2007 at a rate of $0.21 per share (a 40% increase over the previous quarterly dividend). Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account higher capital expenditure levels during this period than we have had in 2005 and 2006 as we commence making capital expenditures in connection with the EV-DO network upgrade and continue to grow our business and evaluate additional growth opportunities. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have a cash balance of $74.6 million at September 30, 2007 and we believe our cash flow from operations will continue to grow.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily related to interest rates. As of September 30, 2007, $614.3 million was outstanding under the First Lien Term Loan. As of September 30, 2007, NTELOS Inc. achieved a leverage ratio of 3.1:1.0 and an interest coverage ratio of 4.6:1.0, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.3 million as of September 30, 2007.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 5.20% as of September 30, 2007. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults. This swap agreement matures in February 2008.

At September 30, 2007, we had a $1.2 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $1.2 million above its face value. At September 30, 2007, our senior bank debt of $614.3 million is $301.8 million over the swap agreement.

At September 30, 2007, our financial assets included cash and cash equivalents of $74.6 million. Other securities and investments totaled $0.5 million at September 30, 2007.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first nine months of 2007 or existing policies that were changed during the first nine months of 2007.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. As a result of the implementation of FIN No. 48, the Company recognized an increase to retained earnings of approximately $1.7 million on January 1, 2007. The balance of the unrecognized tax benefits at adoption was $3.3 million, of which $3.1 million would affect earnings if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007 was $0.1 million.

With limited exception, the Company is no longer subject to U.S. federal, state or local income tax audits by taxing authorities for the years through 2003. None of the unrecognized benefits are expected to reverse during the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1*	General Supply Agreement for Personal Communications Services Systems, dated as of August 3, 2007, between Lucent Technologies Inc. and NTELOS Inc.

31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 9, 2007	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: November 9, 2007	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary