Form 10-K
period 2007-12-31
NTELOS HOLDINGS CORP
filed 2008-02-28
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2007 was $815,979,843 (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons owning 10% or more of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 42,063,680 shares of the registrant’s common stock outstanding as of the close of business on February 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2008 Annual Meeting of Stockholders	Part III

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues have experienced a 16.1% compound annual growth rate from 2005 to 2007 and accounted for 75% of our total revenues in 2007. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.8 million, and we have deployed a network using code division multiple access technology, or CDMA, in 20 basic trading areas which currently covers a total population of approximately 5.2 million potential subscribers. As of December 31, 2007, our wireless retail business had approximately 407,000 NTELOS-branded subscribers, representing a 7.8% penetration of our total covered population.

We made significant investments in our wireless network in 2005, 2006 and 2007, adding 186 new wireless cell sites and increasing our total cell sites to 1,023 at the end of 2007. These investments and other initiatives, including the increased take rate of national rate plans and enhanced data service offerings, contributed to a 10.8% increase in subscribers, a $2.39 increase in ARPU, and a 35 basis point reduction in churn during 2007. We also amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers (see “Business – Wireless Business – Our Strategic Network Alliance with Sprint Nextel”). Under the terms of the Agreement, we are committed to upgrading our wireless network to Evolution-Data Optimized Revision A (“EV-DO”) in the territory covered by the Agreement. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007 and $35 million is expected to be spent in 2008. For the year ended December 31, 2007, we realized wholesale revenues of $96.0 million, primarily related to the Strategic Network Alliance, representing an increase of 23.4% over the same period in 2006.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural local exchange carriers (“RLECs”) under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of December 31, 2007, we operated approximately 44,000 RLEC telephone access lines. We also own a 2,110-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of December 31, 2007, we served customers with approximately 49,000 CLEC access line connections. We also offer DSL services in over 95% of our RLEC service area and as of December 31, 2007 we operated approximately 20,000 broadband access connections in our markets, representing an increase of 17.4% in 2007. The wireline Competitive segment strategic products (local phone services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 13.3% over 2006. In 2007 and 2006, our wireline operating income margins were 31.4% and 33.2%, respectively. In late 2007, we introduced NTELOS video in selected neighborhoods within our two RLEC service areas. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 200 all-digital channels and 18 high-definition channels. It is delivered via fiber to the home which allows us to deliver video, local and long distance telephone services, plus Internet access at speeds up to 20 megabits per second. Revenues from this product are included in the Competitive wireline segment.

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

Wireless Business

Overview

Our wireless business operates a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Kentucky, Maryland, Ohio and North Carolina with a total covered population, or POPs, of 5.2 million people. We began acquiring PCS spectrum in western Virginia and West Virginia in June 1995 and began operations in Virginia in late 1997 and in West Virginia in late 1998. We entered eastern Virginia in July 2000 with the acquisition of the eastern Virginia assets of PrimeCo Personal Communications, L.P., or PrimeCo, following the Bell Atlantic/GTE merger. As of December 31, 2007, we served approximately 407,000 NTELOS-branded retail subscribers.

Our wireless business in Virginia covers Richmond, Hampton Roads/Norfolk, Roanoke, Lynchburg, Charlottesville, Staunton, Harrisonburg, Winchester, Danville and Martinsville, as well as our headquarters in Waynesboro. The coverage of our wireless business also includes Charleston, Huntington, Morgantown, Clarksburg, Fairmont, Beckley and Bluefield in West Virginia, Ashland, Kentucky, Portsmouth, Ohio and the Outer Banks of North Carolina.

Spectrum Holdings

PCS

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. At December 31, 2007, we operated our CDMA network in 20 basic trading areas with licensed POPs of 7.4 million with an average spectrum depth of 23 MHz. We also hold licenses in nine additional basic trading areas which are currently classified as excess spectrum. The following table shows a breakdown of our 1900 MHz PCS spectrum position.

NTELOS’ Spectrum Position (POPs in thousands)

as of December 31, 2007

Basic Trading Area
Number	Name	PCS Spectrum Block	Licensed POPs (1)		Covered POPs (1)	MHz
Virginia East
156	Fredericksburg, VA	E	210.7		90.8	10
324	Norfolk, VA	B	1,954.1		1,718.3	20
374	Richmond, VA	B	1,357.9		1,018.1	20
374	Richmond, VA – Partitioned	B	51.6	(4)	—	30

	Subtotal		3,522.7		2,827.2	19	(2)

Virginia West
75	Charlottesville, VA	C	252.4		165.4	20
104	Danville, VA	B	169.8		96.5	30
179	Hagerstown, MD	E/F	409.9		185.4	20
183	Harrisonburg, VA	D/E	160.3		107.9	20
266	Lynchburg, VA	B	165.6		135.8	30
284	Martinsville, VA	B	91.4		64.7	30
376	Roanoke, VA	B	682.7		525.1	30
430	Staunton, VA	B	118.8		105.5	30
479	Winchester, VA	C	187.0		156.4	20

	Subtotal		2,237.9		1,542.7	25	(2)

West Virginia
35	Beckley, WV	B	166.9		61.4	30
48	Bluefield, WV	B	162.5		50.3	30
73	Charleston, WV (3)	A/B	483.9		259.3	30
82	Clarksburg, VA	C/E	192.0		92.3	20
137	Fairmont, WV	C/F	56.8		40.9	40
197	Huntington, WV	B	368.9		226.1	30
306	Morgantown, WV	C/F	116.9		69.4	25
359	Portsmouth, OH	B	90.1		40.1	30

	Subtotal		1,638.0		839.8	29	(2)

	Total Operating Spectrum		7,398.6		5,209.7	23

Excess
471	Wheeling, WV	C	205.2		N/A	30
474	Williamson, WV – Pikeville, KY	B	174.8		N/A	30
23	Athens, OH	A	135.8		N/A	15
80	Chillicothe, OH	A	103.6		N/A	15
100	Cumberland, MD	C/D	165.3		N/A	40
259	Logan, WV	B	36.4		N/A	30
342	Parkersburg, WV – Marietta, OH	C	179.9		N/A	30
487	Zanesville – Cambridge, OH	A	192.5		N/A	15
12	Altoona, PA	C	223.2		N/A	15

	Subtotal		1,416.7			24	(2)

	Total		8,815.3		5,209.7	23

(1)

Source: Map Info: Custom Data, Population Current Year and Five Year By Block Group: Entire U.S., SO #206956 © 2006. For purposes of this disclosure, Covered POPs represents people within the network coverage area.

(2)	Weighted average MHz based on licensed POPs.
(3)	“A” block excludes Kanawha, Putnam and Fayette counties.
(4)	Partitioned POPs not included in subtotal.

AWS

During September 2006, we purchased seven Advanced Wireless Services (AWS) licenses. The AWS spectrum is potentially operable in seven cellular market areas with licensed POPs of 1.3 million, all of which are within our existing PCS licensed markets. The following table presents a breakdown of our AWS spectrum position at December 31, 2007.

Cellular Market Area
Number	Name	AWS Spectrum Block	Licensed POPs (in thousands) (1)	MHz
157	Roanoke, VA	A	241.0	20
203	Lynchburg, VA	A	161.9	20
683	Giles, VA	A	213.8	20
684	Bedford, VA	A	187.3	20
256	Charlottesville, VA	A	159.6	20
685	Bath, VA	A	62.6	20
686	Highland, VA	A	234.2	20

	Total		1,260.4	20

(1)	Source: FCC Auction No. 66 License Data.

Other Spectrum

In addition to PCS and AWS spectrum, we hold wireless communications service, or WCS, licenses in Columbus, OH, Broadband Radio Service (BRS), licenses in western Virginia (BRS was formerly known as multichannel multipoint distribution service) and local multipoint distribution service, or LMDS, licenses in portions of Virginia, Kentucky, West Virginia and Maryland. With the exception of our BRS licenses, other spectrum is non-operational.

Wireless Operations

Wireless Retail Business

Overview. We offer wireless voice and data services to retail customers throughout our service area under the NTELOS brand name. Our service plans target the local value segment, focusing on customers who will use their wireless phone primarily in their home market. We offer these customers value by providing unlimited and large numbers of minutes, data features and premier customer service across our network. In 2005, we began to offer national voice and data plans for those customers who wish to use their phones on a nationwide footprint. Our relationships with Sprint Nextel and other carriers allow us to provide these national plans at competitive prices. We offer customers a variety of Postpay and Prepay plans. In 2007, Postpay represented 48% of gross additions and, as of December 31, 2007, 72% of total subscribers. We plan to continue to emphasize marketing to Postpay customers due to their better lifetime value, higher ARPU and lower churn than traditional Prepay customers.

Service Offerings. The chart below briefly describes the plans and provides a breakdown of subscribers as of December 31, 2007:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	291,727	72%	• 1- or 2-Year Service Agreement • Nation and Unlimited Plans • Long Distance, Roaming, Data Features

Prepay	115,068	28%

•     Postpay-Like Plans with Unlimited or Buckets of Minutes

•     1-or 2-year Service Agreement required on some plans

•     Long Distance, Roaming, Data Features

•     Traditional “Pay-As-You-Go” Prepay with No Service Agreement available

•	Postpay.

•

Traditional Postpay plans are our most popular service offerings and account for approximately 72% of the base of our wireless customers. The current family of Postpay service offerings include UNLIMITED minute plans which offer customers unlimited day, night, and weekend calling from anywhere on our network. This popular family of rate plans may include nationwide long distance and nationwide roaming minutes, and certain plans may be shared for an additional fee.

•

We also offer additional Postpay service plans called NTELOS NATION plans, which were introduced in 2005, and account for approximately 33% of the base of our wireless customers. These plans feature no roaming charges via buckets of daytime, mobile-to-mobile, and night and weekend minutes that can be used anywhere in the country. All NATION plans include nationwide long distance, no roaming charges, low overage charges, and may be shared to address family plan scenarios.

•

All Postpay plans are available with one- or two-year service agreements and most can accommodate up to four shared lines for an additional monthly service fee. Plans may include nationwide long distance calling, roaming, and a variety of added-value features like Caller ID and integrated voicemail. Additionally, users can take advantage of all data service offerings such as text and picture messaging, and downloading of games, ring tones, and other mobile applications.

•	Prepay—Pay in advance type plans include the following separate categories of plans:

•

Pay in Advance. Pay in Advance represents 27% of the base and is a hybrid alternative positioned to look like Postpay but operate like Prepay. Pay in Advance targets credit-challenged and no-credit customers, including teens and students. Customers pay their monthly charges in advance by credit card, bank draft, or cash, thus eliminating credit checks and bad debt exposure. Pay in Advance customers can also prepay to have access to certain data features.

•

Prepay (“nStant Minutes”). A traditional pay-as-you-go Prepay service which currently comprises only 1% of the customer base. nStant Minutes provides an affordable, convenient PCS service with no monthly fees, no annual contract and no credit check. Minutes are replenished as needed by cash, credit card or prepaid cards.

Sales, Marketing and Customer Care. We target value-conscious customers by advertising the “best value” available in a wireless provider. We primarily target persons between the ages of 21 and 54, including individuals and families. Our belief is that many customers use their phone primarily in and around their home area; however, our NTELOS NATION plans allow us to address consumer needs for nationwide travel. We do not target heavy roamers such as national corporations, and our national plans take advantage of our access to the national Sprint Nextel wireless network under the Strategic Network Alliance.

We promote our Postpay products almost exclusively in our marketing communications. Prepay plans target only certain segments where a majority of the population would not want or qualify for Postpay service.

Advertising is focused on driving traffic to the company’s retail locations, inside sales representatives and our website. Company-owned distribution is a key component of our wireless growth strategy, with strong supporting distribution from indirect agent locations which extend our wireless retail points of presence. The focus on company-owned distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2007, 78% of gross additions were acquired through direct channels and, at December 31, 2007, we had 75 retail point-of-sale locations. Our direct distribution is supplemented by 163 regional agents with a total of 328 locations.

Our wireless customer care call centers are located in Waynesboro, Covington and Daleville, Virginia. We operate a single virtual call center, minimizing headcount and supporting uniform customer service across our region. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to up-sell additional products and features. Also, we utilize a retention team to focus on either renewing or maintaining our customers.

Wireless Wholesale Business

Overview. We provide digital PCS services on a wholesale basis to other PCS providers, most notably Sprint Nextel. In June 2004, Sprint bought out Horizon PCS’s (to whom we formerly provided wholesale services) interest in the approximately 97,000 Sprint-branded subscribers in Horizon PCS’s territories which are serviced by our network. We subsequently entered into the Strategic Network Alliance with Sprint Nextel.

Our Strategic Network Alliance with Sprint Nextel. In 2004, we entered into a seven-year exclusive network agreement to be a wholesale provider of network services for Sprint Spectrum L.P. Effective as of July 1, 2007, we amended and restated this network agreement with Sprint Spectrum L.P. The amended and restated network agreement, which we refer to as the Strategic Network Alliance, superseded and replaced the 2004 network agreement. Under the Strategic Network Alliance, we will continue as the exclusive provider of PCS services through July 31, 2015, a four year extension of the network agreement, and then subject to automatic three-year extensions unless the notice provisions are exercised, to all Sprint Nextel wireless customers in its western Virginia and West Virginia service area, including the following markets, which we refer to as the “Market”: Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. In addition to PCS services, the Strategic Network Alliance gives us exclusivity for all other CDMA services in the Market. We will also be the exclusive provider of roaming/travel services in the Market to all Sprint Nextel PCS customers.

We have agreed under the Strategic Network Alliance to upgrade our network in the Market to EV-DO. Subject to certain limited exceptions, we have agreed to achieve 95% EV-DO deployment in the Market by January 31, 2010 and 98% EV-DO deployment in the Market by January 31, 2011. We plan for the EV-DO network upgrade to be 98% completed by mid-year 2009. If we fail to achieve either of these EV-DO deadlines, it will constitute an event of default under the amended and restated agreement and give Sprint Nextel the right to terminate the Strategic Network Alliance.

The amended and restated network agreement specifies a series of rates for various types of services. The voice rate pricing under the amended and restated network agreement is comparable to the rates in the 2004 network agreement, but provides for greater volume discounts in the future to provide incentives for the migration of additional traffic onto the network. Generally, the data rate pricing is lower under the amended and restated network agreement compared to the rates agreed to in the 2004 network agreement in recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of the network upgrade and to also provide incentives for the migration of additional traffic onto the network.

Specifically, there are separate rate structures for each of the PCS services to be provided as follows:

•	voice rate pricing tiers for Sprint Nextel home subscribers within the Market are fixed through July 1, 2008, and then reset semi-annually based on Sprint Nextel’s retail voice revenue yield;

•

voice rate pricing for Sprint Nextel subscribers, Mobile Virtual Network Operators, or MVNO, partners of Sprint Nextel and Sprint Network Managers, who use our network for voice service while traveling in the Market is fixed through July 1, 2008, and then reset semi-annually based on Sprint Nextel’s retail voice revenue yield;

•	home data pricing is “per customer” for each Sprint Nextel PCS customer in the Market and the “per customer” amount is based upon 60% of Sprint Nextel’s national 3G and EV-DO data ARPU; and

•

data rate for each megabit of data service consumed by Sprint Nextel travel subscribers and all Sprint MVNO customers within the Market is based on a schedule through July 1, 2009, and then reset quarterly thereafter based on Sprint Nextel’s 3G and EV-DO data yield.

The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint Nextel’s national wireless network at reciprocal rates as the Sprint Nextel travel rates.

In addition, Sprint Nextel will pay us the greater of (i) $8.0 million per calendar month (or $9.0 million per calendar month in the calendar month after we achieve 98% completion of EV-DO deployment in the Market) or (ii) any and all monthly usage charges associated with the use of the PCS services by Sprint Nextel customers.

The amended and restated network agreement provides that the PCS service we provide to Sprint Nextel customers will be of a quality and clarity no worse than what we provide to our retail customers in similar rural markets. Except for the EV-DO deployment described above, we are not required under the Strategic Network Alliance to make any future investment in any subsequent high speed data transfer technology or any other significant network upgrade requested by Sprint Nextel to support its customers unless mutually agreed upon.

The amended and restated network agreement prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network that provides PCS services provided by us in the Market until 18 months prior to the termination of the amended and restated network agreement or renewals thereof. Sprint Nextel may construct its own cell sites or take such other action to provide geographic coverage in a portion of a market served by us where Sprint Nextel’s network does not offer coverage, and Sprint Nextel requests that we provide coverage and we decline.

Wireless Network

Network Technology. We have 3G 1xRTT CDMA digital PCS technology deployed in each of our geographic regions. In connection with the planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on our plan to upgrade substantially all of our current service coverage areas outside our wholesale territory, we have entered into a three-year agreement with Alcatel-Lucent to purchase approximately $88 million of network equipment. We expect to spend an incremental $65 million related to this technology upgrade.

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
• Alcatel 3-1-0 1630 DACS & Tellabs NGX 5500 w/ 7120 Tributaries
• Glenayre HDMU voicemail platform
• VeriSign prepay platform
• Company-owned facility

Virginia West	Waynesboro, VA	• Nortel MTX Switch(1)
• Motorola Cell Site Base Station Controllers (five)(1)
• Tellabs 3-1-0 532L DACS & NGX 5500 WB DACS
• Glenayre 4240 voicemail platform and Glenayre HDMU Platform
• PVI Ring Back Platform supporting all MSC’s
• VeriSign prepay platform
• Company-owned facility

West Virginia	Charleston, WV	• Nortel MTX Switch(1)
• Motorola Cell Site Base Station Controllers (four)(1)
• Tellabs 3-1-0 532L DACS
• Glenayre 4240 voicemail platform and Glenayre HDMU Platform
• VeriSign prepay platform
• Leased facility (current term through 2013)

(1)	This switching center equipment is planned to be replaced in 2008 and 2009 in connection with our EV-DO upgrade.

Intelligent Network. We have deployed a Lucent Intelligent Network solution consisting of a mated pair Mi-Life Application Server and an Enhanced Services Manager, or ESM. Our mated Stand-alone Home Location Register functionality resides on this platform. Additionally, we have deployed a Short Messaging Service Center (SMSC) platform, Over-the-Air-Function (OTAF) platform, and Multimedia Messaging Service (MMS) platform, all provided by Airwide Solutions. The SMSC platform supports text messaging, the OTAF platform supports network and subscriber initiated Preferred Roaming List downloads, and the MMS platform supports picture messaging.

Cell Sites. As of December 31, 2007, there were 1,023 cell sites in operation, of which 61 were repeaters. We own 97 of these cell sites and lease the remaining 926, or 91%. Of the leased cell sites, 449, or 48%, are installed on facilities owned by Crown Communications and American Tower. We entered into master lease agreements with Crown Communications in 2000 and 2001, respectively. These master lease agreements had initial 5-year lease terms and were renewed for second 5-year lease terms in 2005 and 2006, respectively. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. These master agreements with Crown Communications and American Tower contain additional options to renew. 100% of our cell sites are 3G 1xRTT data capable.

Network Performance. We currently process approximately 67 million calls per week and demonstrate strong network operational performance metrics. For the year ended December 31, 2007, network performance has averaged less than 0.85% daily dropped calls and less than 0.10% bouncing busy hour blocked calls. Cell site availability as of December 31, 2007 exceeds 99.85%. We currently exceed Sprint Nextel’s network performance standards, as established in the agreement, in the regions underlying the Strategic Network Alliance.

Wireline Business

Overview

Founded in 1897 as the Clifton Forge-Waynesboro Telephone Company, our wireline business and its predecessor organizations have a long history of providing exceptional telephone service in the rural Virginia areas of Waynesboro, Covington, Clifton Forge and, with the acquisition of R&B Communications in 2001, Botetourt County. We divide our wireline business into two operations: RLEC and Competitive Wireline (CLEC/Network and internet). As an RLEC, we own and operate two local telephone companies and serve three rural Virginia regions. As a CLEC, we provide service to 21 areas in Virginia and West Virginia. Additionally, we offer both dial-up internet and high-speed broadband services in Virginia, West Virginia and Tennessee. As of December 31, 2007, we had approximately 135,000 access lines and data connections.

Our wireline business is supported by an extensive 2,110-mile fiber optic network. The network gives us the ability to originate, transport and terminate much of our customers’ communications traffic in many of our service areas. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

Wireline Operations

RLEC. We provide RLEC services to business and residential customers in three rural Virginia areas. We have owned and operated a 110-year-old telephone company in western Virginia since its inception in 1897. Additionally, we acquired a 107-year-old telephone company in southwestern Virginia through our acquisition of R&B Communications in 2001.

Competitive Wireline. The Competitive segment includes the results of our CLEC, internet and wholesale carriers’ carrier network businesses. The CLEC business was launched in 1998 and currently serves 21 areas in Virginia and West Virginia. We market exclusively to business customers. As of December 31, 2007, we had approximately 49,000 CLEC lines in service, virtually all of which were business lines.

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

Through our wholesale carriers’ carrier network, we offer other carriers access to our 2,110-route-mile fiber network which provides connectivity to major retail cities. We sell backhaul services to major carriers. Through interconnections with other regional fiber networks, we are able to extend our network east to Richmond, Virginia, north to Carlisle, Pennsylvania, and Washington, D.C., and to areas south of Greensboro, North Carolina.

We launched our internet business in Virginia in 1995. Presently, we provide internet services in Virginia, West Virginia and Tennessee. As of December 31, 2007, we had approximately 20,000 broadband connections, including DSL, dedicated internet access, wireless broadband, broadband over fiber, and Metro Ethernet. We also finished the year with over 95% DSL capability in our RLEC markets.

In the third quarter of 2007, we began to offer IPTV video services within our RLEC market to approximately 2,900 households that we have passed with fiber optics.

Products and Services

We offer a wide variety of voice services to our RLEC and CLEC customers, including:

Voice Service	• Business and residential telephone service

Centrex	• Replaces customers’ private branch exchange (PBX) system

• Provides the switching function, along with multiple access lines

Primary Rate ISDN Services	• High capacity connections between customers’ PBX equipment and public switched telephone network

Long Distance Service	• Domestic and international long distance services to RLEC and CLEC customers

• Uses network facilities or provides through resale arrangements with interexchange carriers

Customer Calling Features	• Call waiting • Caller ID

• Voice mail (can be integrated with our PCS service)

In addition to traditional voice services, we provide internet access and data services including:

High-Speed DSL Access	• DSL technology enables a customer to receive high-speed internet access through a copper telephone line

Broadband XL	• High speed internet access over fiber available in portions of our RLEC markets at speeds from 6 to 20 Mbps

Video

•     IPTV-based video services with up to 240 channels including high definition and video-on-demand

•     Available in new subdivisions and overbuild areas within the RLEC and in one area in Lynchburg, VA

•     Powered by Microsoft Mediaroom

Metro Ethernet	• Ethernet connectivity among multiple locations in the same city or region

• Speed ranging from 1.5 Mbps to 1 Gbps

IP Services

•     New IP-enabled product offerings that combine voice and data services over a dedicated broadband facility

•     Allows customers to dynamically allocate bandwidth to maximize voice and data transmissions

•     Product offerings include Integrated Access and IP Trunking

Hi-cap Private Line Service	• High-capacity, non-switched facilities provided to end users and carriers for voice and data applications

Web Hosting	• Domain services, collocation agreements and internet marketing services

Local Dial-Up Internet Access	• Offers multiple e-mail accounts and personal web space

Portable Broadband Access	• Wireless offering to customers providing a portable broadband connection at download speeds up to 1.5Mbps

Sales, Marketing and Customer Care

We focus our wireline marketing efforts on residential customers in the RLEC segment and larger business customers in the Competitive segment. In particular, residential marketing is centered on selling bundles and higher revenue-generating services to maximize penetration, average monthly revenues-per-unit-in-service, or ARPU, and retention. We seek to capitalize on the NTELOS brand name, technology leadership, positive service reputation and local presence of sales and service personnel in our Competitive marketing efforts. In the third quarter of 2007, we began to offer video services within our RLEC market to approximately 2,900 households that we have passed with fiber optics.

We utilize our own personnel to sell wireline products and services to our customers. We retain account executives to cultivate relationships with mid-size to large business customers in our RLEC and Competitive market areas. We use an inside sales group to handle residential and small business voice and broadband sales. We maintain a wireline retail presence in Waynesboro, Daleville, and Covington, Virginia, to allow walk-in payments and provide new services to RLEC customers.

Our wireline customer care call centers are located in Waynesboro and Daleville, Virginia. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to up-sell additional products and features and retain current customers that may disconnect services.

The wholesale business is supported by a dedicated channel team and the Valley Network Partnership (“ValleyNet”) resources. Much of our network is connected and marketed through ValleyNet, a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Ashland, KY.

Plant and Equipment

Our wireline network includes two Alcatel-Lucent 5ESS digital switches, which provide end-office functions for both the RLEC and Competitive businesses in Virginia. Our Waynesboro, Virginia switch also acts as an access tandem for our RLEC, Competitive and portions of our wireless traffic. Another Alcatel-Lucent 5ESS digital switch, located in Charleston, supports the Competitive business in West Virginia. We have twelve remote switching modules deployed throughout our RLEC territory and three more supporting our Competitive areas. VITAL, a company for which we serve as the managing partner, acts as a regional node on VeriSign’s nationwide SS7 network using a pair of Tekelec signal transfer points located on our premises.

We use Alcatel-Lucent, Tellabs and Ciena digital loop carriers throughout our RLEC and Competitive access network. For DSL service in the RLEC and Competitive areas, we primarily use Cisco, Adtran and Pannaway equipment. Our centralized network operations center monitors wireline, wireless and data networks on a continuous basis using a Harris network management system. We provide metro Ethernet and IP-enabled voice and transport services using a soft switch, routers and other equipment from Cisco Systems, Inc and feature servers from Broadsoft. We have also deployed a Tandberg Head-End and utilize Microsoft’s Mediaroom software to deliver IPTV-based video services.

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

Wireless

We compete in our territory with digital service providers. Several wireless carriers compete in portions of our market areas, including Sprint Nextel and its affiliates, Verizon Wireless, Alltel, AT&T Wireless, T Mobile and U.S. Cellular, and affiliates of some of these companies. Many of these competitors have financial resources and customer bases greater than ours. Many of them have more established infrastructures, marketing programs and brand recognition. We expect these competitors will continue to build and upgrade their own networks in areas in which we operate. We also face competition from resellers, which provide wireless service to customers but do not hold FCC licenses or own facilities.

Wireline

Several factors have resulted in increased competition in the landline telephone market, including:

•	expansion of wireless networks and pricing plans which offer very high usage at a fixed cost, resulting in wireless substitution;

•	growing customer demand for alternative products and services;

•	technological advances in the transmission of voice, data and video;

•	development of fiber optics, wireless data, and IP technology; and

•	legislation and regulations, including the Telecommunications Act, designed to promote competition.

As the RLEC for Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we are subject to competition, today from wireless carriers and cable companies. A portion of the residential customers moving into our service area do not purchase landline phone service. We expect to encounter voice competition in our RLEC from Comcast, which serves Waynesboro and a portion of Botetourt and Augusta Counties, in 2008. Voice over Internet Protocol, or VoIP, based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections). Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets. The regulatory environment governing RLEC operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Our Competitive operations compete primarily with ILECs and, to a lesser extent, other CLECs. ILECs in our markets, Verizon and Embarq, have initiated aggressive “win-back” strategies. Although certain CLEC companies have exited from our markets, we continue to face competition in our Competitive markets from several other CLECs, including Level 3, Fibernet, Paetec and Cox. We also face competition from other current and potential future market entrants.

The internet industry is characterized by the absence of significant barriers to entry and the rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable, and wireless access. Our competition includes:

•	local, regional and national internet service providers such as AT&T, Verizon (including Verizon Business) and Embarq;

•	cable modem services offered by incumbent cable providers such as Comcast, Cox, Rapid and Charter; and,

•	wireless providers offering EV-DO-based services.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising our fees.

Employees

As of December 31, 2007, we employed 1,355 full-time and 53 part-time persons. Of these employees, 76 are covered by a collective bargaining agreement for a portion of our wireline operation. This agreement expires June 30, 2008. We believe that we have good relations with our employees.

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

Regulation Overview

Our communications services are subject to varying degrees of federal, state and local regulation. Under the Communications Act, as amended by the Telecommunications Act of 1996, the Federal Communications

Commission, or FCC, has jurisdiction over interstate and international common carrier services, over certain aspects of interconnection between carriers for the provision of competitive local services, and over the allocation, licensing, and regulation of wireless services. Our common carrier services are regulated to different degrees by state public service commissions, and local authorities have jurisdiction over public rights-of-way and antenna structures. The Federal Aviation Administration, or FAA, regulates the location, lighting and construction of antenna structures. For many years, the regulation of the communications industry has been in a state of transition as Congress and state legislatures have passed laws seeking to foster greater competition in communications markets and various of these measures have been challenged in court.

Many of the services we offer are unregulated or subject only to minimal regulation. Our internet services are not considered to be common carrier services, although the regulatory treatment of certain internet services, including VoIP services, is evolving and still uncertain. Our wireless services are generally classified as commercial mobile radio services, or CMRS, and subject to FCC regulation as common carriage. The states are preempted from engaging in entry or rate regulation of CMRS, although the states may regulate other terms and conditions of such offerings.

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

Licensing of PCS Systems. Broadband PCS licenses, such as those held by our subsidiaries, were generally originally awarded for specific geographic market area and for one of six specific spectrum blocks. The geographic license areas utilized included basic trading areas and collections of basic trading areas known as major trading areas, although geographic partitioning policies have permitted licensees to subdivide and transfer those original licenses into other geographic areas. The spectrum blocks awarded were originally either 30 MHz or 10 MHz licenses, although spectrum disaggregation rules have permitted licensees to subdivide such licenses into smaller bandwidths.

All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. We applied for and were granted renewal of seven of these licenses in 2005, three of these licenses in 2006 and nine of these licenses in 2007. Our remaining six PCS licenses must be renewed in mid-2009.

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

In the course of such review, we further note that the FCC engages in a case-by-case competitive review of transactions that involve the consolidation of spectrum licenses.

AWS Licenses. In 2006, we acquired additional licenses in an auction conducted by the FCC for Advanced Wireless Services, or AWS, spectrum in the 1710-1755 MHz and 2110-2155 MHz bands. The FCC regulations applicable to these licenses are generally similar to those applied to our PCS licenses, although our AWS licenses have a longer, 15 year, term and are not subject to any construction requirements other than the requirement that we be providing substantial service at renewal. Like other auctioned AWS licenses, the licenses acquired by us are subject to the rights of certain incumbents, including Federal government systems and microwave radio users. For the most part, Federal government users will transition their operations out of the band through a multiyear process funded through proceeds from the auction itself. The non-government users would have to be relocated by us if our AWS deployments would interfere, and we may incur cost-sharing obligations even if we deploy after the links are relocated.

General FCC Obligations. The FCC has a number of other complex requirements and proceedings that affect our operations, and that could increase the cost or diminish the revenues of our business.

For example, the FCC requires CMRS carriers to make available emergency 911 services to subscribers, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. In late 2006, we successfully met the requirement that 95% of all subscriber handsets in service on our system can deliver subscriber location information.

On September 11, 2007, the FCC adopted an order mandating that wireless E911 location accuracy be measured on the public safety answering point (PSAP) level, but deferred effectiveness of the mandate for five years while requiring interim milestones. The interim milestones cover increasingly smaller geographic areas. One year following the order’s release, wireless carriers must demonstrate location accuracy compliance averaged across each economic area (EA) in which they operate. Three years following the order’s release, wireless carriers must demonstrate compliance averaged across the metropolitan statistical areas (MSAs) and rural service areas (RSAs) in which they operate. They also will have to demonstrate PSAP-level compliance in 75% of the PSAPs they serve. Full PSAP-level compliance will be due after five years—or by September 11, 2012. The FCC has been asked to stay its September 11 order pending appeal, but has not yet ruled on the stay request. This FCC order is expected to be appealed once it has appeared in the Federal Register and we cannot predict the outcome of the appeal.

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

The FCC has the authority to order interconnection between CMRS operators and ILECs, and FCC rules provide that all local exchange carriers must enter into reciprocal compensation arrangements with CMRS carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a CMRS provider, we are required to pay reciprocal compensation under such arrangements to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, in the absence of the agreement of both parties for a “bill and keep” arrangement, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major ILECs and smaller RLECs. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities or the FCC, as appropriate, for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount of revenue we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to the local exchange-CMRS interconnection and other so-called intercarrier compensation schemes, and the outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including CMRS providers like us, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate telecommunications revenue. The FCC is currently examining the way in which it collects carrier contributions to the federal Universal Service Fund, or USF. The FCC is also considering placing an interim cap on the amount of USF funding distributed to competitive providers, including CMRS carriers and CLECs. In 2006, the FCC expanded the base of USF contributions by extending universal service contribution obligations to providers of interconnected VoIP service.

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

We also are subject or potentially subject to number pooling rules; rules governing billing and subscriber privacy; rate averaging and integration requirements; rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities; and rules governing back-up power at our cell sites. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments. During the past three years, the FCC has received comments on proposals by industry participants for reforming the intercarrier payment system, including the so-called “Missoula Plan.” In its Intercarrier Compensation docket, the FCC is examining all aspects of intercarrier payments made on both the interstate and intrastate level, including access charges and reciprocal compensation rates for both wireless and wireline carriers of all sizes. It is not known what changes the FCC may make to intercarrier compensation, in what time frame the FCC may make them, and how such changes to intercarrier payments may affect us, or whether we will be able to recover any mandatory reductions in intercarrier charges through increased charges to our subscribers, increased universal service support, or other alternative sources of revenue.

NTELOS Telephone Company, or NTELOS Telephone, is an “average schedule” company for purposes of interstate access charges. NTELOS Telephone participates in the common line pool tariff administered by the National Exchange Carrier Association, or NECA, and therefore charges subscriber line charges computed by NECA, but files its own traffic sensitive (i.e., “per-minute”) tariff to establish access rates applicable to switching and transport of telecommunications traffic. R&B Telephone Company is a “rate-of-return” company for purposes of interstate access charges and participates in NECA’s common line pool and NECA’s traffic sensitive pool.

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

Federal universal service fund “high cost” payments are received by our RLECs and support the high cost of operations in rural markets. Under universal service rules adopted by the FCC, the funds may be distributed only to a carrier that is designated as an “Eligible Telecommunications Carrier,” or ETC, by the FCC or a state regulatory commission. Our RLECs have been designated as ETCs. Under current FCC rules, however, competitors also can obtain the same per-line support payments as we do without regard for whether the competitor’s cost structure is similar to our own, if the FCC or the SCC determines that granting such support payments to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act. Our wireless carrier has been certified as an ETC in Virginia, West Virginia and Kentucky and is receiving universal service fund payments in those states. Several wireless carriers have been designated as ETCs in all or part of our RLEC service territory.

The FCC is currently considering a recommendation from the Federal-State Joint Board on Universal Service, an advisory panel composed of FCC commissioners and state telecommunications regulators, that the fund be divided into three distinct funds each with a separate distribution mechanism and funding allocation. The three funds would be a Broadband Fund, a Mobility Fund, and a Provider of Last Resort Fund. Under the current rules, our competitors can obtain the same per-line level of federal Universal Service Fund subsidies as we do, without regard for whether their costs of providing service are similar to ours, if either the FCC or the SCC determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act. The joint board’s recommendation would eliminate this “identical support” rule. The joint board has also recommended that the FCC adopt an interim, emergency cap on high-cost universal service support for competitive ETCs, such as our wireless affiliates. The FCC is also considering this joint board recommendation to place an interim cap on the amount of Universal Service Funding distributed to competitive ETCs, including CMRS carriers and CLECs. See “Risk Factors.” In addition to considering the joint board recommendations, the FCC has asked for comments on a proposal to use “reverse auctions” as a means to distribute certain Universal Service funding. It is not known how these changes, if adopted, may affect us.

Federal Regulation of Internet and DSL

To date, the FCC has treated internet service providers, or ISPs, as enhanced service providers, rather than common carriers. Therefore, ISPs are exempt from most federal and state regulation, including the requirement to pay access charges. In 2006, the FCC expanded the base of USF contributors by extending contributing obligations to providers of interconnected VoIP services. As internet services expand, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the internet.

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

Some state regulatory commissions regulate the prices that ILECs and CLECs charge for access to their local telephone networks in originating or terminating intrastate toll transmissions. On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charge or the intrastate switched access charge of the ILEC (or the average of all ILECs) providing service in the territory served by the CLEC. The cap takes effect at the end of a transition period that began on December 1, 2007 and ends on March 31, 2008. As part of that transition, we reduced our CLEC access charges effective on January 1, 2008. We expect this rate reduction to reduce our CLEC access revenues by a total of $1.1 million in 2008. If, in a future proceeding, the SCC were to reduce the level of switched access charges that could be charged by our RLECs, such a reduction could have a significant adverse financial effect on our RLECs depending on the amount of the reduction. See “Risk Factors.”

The Telecommunications Act preempts state statutes and regulations that restrict entry into the telecommunications market. As a result, we can provide the full range of competitive intrastate local and long distance services in all states in which we currently operate and in any states into which we may expand. We are certificated as a CLEC in Virginia, West Virginia and Tennessee. Although we file tariffs covering our CLEC services, our rates for such CLEC services generally fluctuate based on market conditions.

Local Government Authorizations

Certain governmental authorities require permits to open streets for construction and/or franchises to install or expand facilities. We obtain such permits and franchises as required.

On July 1, 2006, a new Virginia law took effect that imposes certain requirements and restrictions on localities in granting cable television franchises. The purpose behind the 2006 Virginia Cable Act is to expedite the franchising process from what would sometimes take several years to only a few months. The 2006 Virginia Cable Act provides for “negotiated” CATV franchises and “ordinance” CATV franchises. All new entrants must first attempt to negotiate a cable franchise with a locality. Should the negotiations not result in the granting of a franchise during a 45-day negotiation period, the applicant can elect to accept a default ordinance cable franchise that authorizes the applicant to begin offering CATV services 75 days after the initial negotiated franchise request, subject to the applicant abiding by certain requirements set forth in the new law. In September of 2006, we obtained a negotiated franchise in Waynesboro and an ordinance franchise in Botetourt County. Augusta County does not have a franchise requirement and, accordingly, we did not need to obtain a franchise prior to offering video services in Augusta County. In October of 2007, we obtained a negotiated franchise in Lynchburg, Virginia for a new mixed-use residential development called Cornerstone.

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

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•

rapid development and introduction of new technologies and services, such as VoIP, location based services such as GPS mapping technology and high speed data services, including streaming video, mobile gaming and other applications that use EV-DO, Wi-Max or other technologies;

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

As of December 31, 2007, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $614.2 million. Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

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

The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, reducing or eliminating our quarterly cash dividend, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The NTELOS Inc. senior secured credit facility limits our subsidiaries’ ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect our ability to repay our obligations under our indebtedness.

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

Based on our total debt outstanding as of December 31, 2007 of $614.2 million, which includes capital lease obligations, we expect payments on our outstanding indebtedness to be approximately $6.8 million in 2008. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $6.8 million in 2008, $6.6 million in 2009, $153.9 million in 2010, $446.8 million in 2011 and $0.1 million in 2012. Our ability to make payments on, or to refinance or repay, our debt, fund planned capital expenditures, pay quarterly cash dividends and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. senior secured credit facility or otherwise, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our indebtedness. We may not be able to refinance any of our debt under such circumstances, on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including, sales of certain assets to meet our debt service requirements, sales of equity and negotiations with our lenders to restructure the applicable debt.

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

We operate in an increasingly competitive environment. Our wireless business faces intense competition from other wireless providers, including Verizon Wireless, Alltel, T-Mobile, AT&T Wireless, U.S. Cellular and Sprint Nextel (including its network managers (formerly referred to as its affiliates) and resellers, such as Virgin Mobile USA). Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Many of our competitors are, or are affiliated with, major communications companies that have substantially greater financial, technical and marketing resources than we have. These competitors may have greater name recognition and more established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. Consolidation continues in the wireless industry with the combinations of Sprint and Nextel and AT&T’s acquisition of 100% ownership of AT&T Wireless as well as its acquisition of Dobson, and the pending acquisitions by Verizon Wireless of Rural Cellular and by T-Mobile of Suncom.

Over the last three years, the per-minute rate for wireless services has declined. Competition and market saturation may cause the prices for wireless products and services to continue to decline in the future. As per-minute rates continue to decline, our revenues and cash flows may be adversely impacted.

The effect of aggregate penetration of wireless services in all markets, including our markets, has made it increasingly difficult to attract new customers and retain existing ones. While recent consolidation in the wireless industry may reduce the number of carriers in our markets, the carriers resulting from such consolidation will be larger and potentially more effective in their ability to compete with NTELOS. As a result of increased competition, we anticipate that the price per minute for wireless voice services will continue to decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase. Our ability to continue to compete effectively will depend upon our ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions and competitors’ pricing strategies. Failure to successfully market our products and services or to adequately and timely respond to competitive factors could reduce our market share or adversely affect our revenue or net income. In the current wireless market, our ability to compete also depends on our ability to offer regional and national calling plans to our customers. NTELOS relies on roaming agreements with other wireless carriers to provide service in areas not covered by our network. These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. If NTELOS is unable to maintain or renew these agreements, our ability to continue to provide competitive regional and nationwide wireless service to our customers could be impaired, which, in turn, would have an adverse impact on our wireless operations.

We expect competition to intensify as a result of the rapid development of new technologies, including improvements in the capacity and quality of digital technology, such as the move to EV-DO and Wi-Max wireless technologies. Several wireless carriers, including Verizon Wireless and Sprint Nextel, have upgraded or announced plans to upgrade all or parts of their 3G networks to include EV-DO, which provides broadband wireless services at rates faster than the 3G one times radio transmission, or 1xRTT, technology we use in our markets today. Such technological advances and industry changes could cause the technology used on our network to become dated. While we have announced plans to upgrade our 1xRTT network to EV-DO, this upgrade will take approximately two years to complete. We may not be able to respond to future changes and implement new technology on a timely basis or at an acceptable cost. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors and sources of competition discussed above could have a material adverse effect on our business, financial condition and results of operations.

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

The loss of our largest customer, Sprint Nextel, or a decrease in its usage may result in lower revenues or higher expenses.

Sprint Nextel accounted for approximately 21.6% of our operating revenues for the year ended December 31, 2007. If we were to lose Sprint Nextel as a customer, including as a result of termination of the Strategic Network Alliance as a result of our failure to upgrade to EV-DO in accordance with the terms therein, or if Sprint Nextel became financially unable to pay our charges, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results. While the 2005 merger of Sprint and Nextel has not had a negative impact on us to date, the ultimate impact of this merger is not known at this time. Also, Sprint Nextel acquired controlling ownership interest in Nextel Partners Inc., a wireless affiliate of Sprint Nextel, in 2006. Unlike Sprint Nextel, Nextel Partners owns a wireless network in all of the territory covered by our Strategic Network Alliance. Any future migration by Sprint Nextel of customers to non-CDMA technology could result in a decline in the usage of our network by Sprint Nextel and could cause an adverse impact on our business, financial condition and operating results.

A reduction in usage or a decline in year over year growth in the usage of our wireless network by Sprint Nextel could result in Sprint Nextel not exceeding the revenue minimums under the Strategic Network Alliance. Sprint Nextel has experienced significant changes in its executive management team in recent months. A weakening of Sprint Nextel’s brand name could have an adverse effect on its long-term growth, financial condition and strategic direction, which could, in turn, have an adverse effect on our wireless wholesale revenues under the Strategic Network Alliance.

The pricing arrangement under our Strategic Network Alliance with Sprint Nextel may fluctuate which could result in lower revenues or a decline in the historical growth of our wholesale wireless revenues.

Under the Strategic Network Alliance, our wholesale revenues effective July 1, 2007, will be the greater of $8.0 million per month ($9.0 million per month in the calendar month after 98% of our cell sites are upgraded to EV-DO in this wholesale area) or the revenues derived based on voice and data usage by Sprint Nextel of our network priced at the applicable rates and terms for each of the services categories. After an initial period, these prices will generally fluctuate for the periods specified for each service under the agreement under a formula tied to a national wireless retail customer revenue yield and a national retail data revenue yield. Sprint Nextel prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint Nextel customers. Based on our historical experience and pricing resets under the agreement, we expect per unit pricing reductions will occur over the life of the agreement relating to travel and voice minute of use and data usage.

If the roaming rates we pay for our customers’ usage of third-party networks increase, our operating results may decline.

Many of our competitors have national networks which enable them to more economically offer roaming and long-distance telephone services to their subscribers. We do not have a national network, and we must pay other carriers a per-minute charge for carrying roaming and long-distance calls made by our subscribers. To remain competitive, we absorb a substantial portion of the roaming and long-distance charges without increasing the prices we charge to our subscribers. We have entered into roaming agreements with other communications providers that govern the roaming rates that we are required to pay. In addition, under the terms of our Strategic Network Alliance, we have favorable roaming rates with Sprint Nextel. If these roaming agreements are terminated, the roaming rates that we are charged may increase and, accordingly, our cash flow and operating results may decline.

We may incur significantly higher wireless handset subsidy costs than we anticipate to upgrade existing subscribers.

As our subscriber base grows, and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets. We subsidize a portion of the price of wireless handsets and incur sales commissions on the sale or upgrade of handsets. The cost of handsets increases as they are able to offer more applications. Furthermore, we generally pay more to purchase handsets than many of our national competitors who buy from manufacturers in large volumes. If more subscribers purchase or upgrade to new wireless handsets than we project, our operating results would be adversely affected during the period of the sale or upgrade.

Our largest competitors and Sprint Nextel may build networks in our markets or use alternative suppliers, which may result in decreased revenues and severe price-based competition.

Our current roaming partners, larger wireless providers and Sprint Nextel ultimately may build their own digital wireless networks in our service areas or obtain roaming services from alternative sources. In addition to controlling the iDEN network as a result of the acquisition of Nextel Partners, Sprint Nextel controls 10 MHz of spectrum within our service territory in the 1900 MHz PCS band. While the terms of our agreement generally prohibit Sprint Spectrum L.P. from directly or indirectly commencing construction of, contracting for or launching its own CDMA network in the Strategic Network Alliance service area until 18 months prior to termination of the agreement, the initial term of which ends on July 31, 2015, it would adversely affect our revenues and operating results if Sprint Nextel or another wireless provider were to do so. Should this occur, use of our networks would decrease and our roaming and/or wholesale revenues would be adversely affected. Once a digital wireless system is built, there are only marginal costs to carrying an additional call, so a larger number of facility-based competitors in our service areas could stimulate significant price competition, as has occurred in many areas in the U.S., with a resulting reduction in our revenues and operating results.

The loss of our licenses could adversely affect our ability to provide wireless services.

Our wireless licenses are generally valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years. The renewal applications are subject to FCC review and potentially public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. We applied for and were granted renewal of seven of these licenses in 2005, three of these licenses in 2006 and nine of these licenses in 2007. We have six remaining licenses due to expire in 2009 for which we will need to apply for renewal. If we fail to file for renewal of other of our licenses at the appropriate time or fail to meet any regulatory requirements for renewal, we could be denied a license renewal and, accordingly, our ability to continue to provide service in that license area would be adversely affected. In addition, many of our licenses are subject to interim or final construction requirements. While the licensees have generally met “safe harbor” standards for ensuring such benchmarks are met, we have relied on, and will in the future rely on, “substantial service” thresholds for meeting build-out requirements. In such cases, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected.

Our failure to comply with regulatory mandates could adversely affect our ability to provide wireless services.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with regulatory requirements, such as Enhanced 911, or E911, and CALEA and the customer privacy mandates of the Customer Proprietary Network Information (“CPNI”) rules. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

On September 11, 2007, the FCC adopted an order mandating that wireless E911 location accuracy be measured on the public safety answering point (PSAP) level, but deferred effectiveness of the mandate for five years while requiring interim milestones. This FCC order is expected to be appealed but we cannot predict the outcome of that appeal and failure to comply with this new regulatory mandate could have an adverse effect.

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

The FCC, from time to time, auctions additional radio spectrum that may be suitable for services that compete, directly or indirectly, with our wireless offerings. For example, in August and September of 2006, the FCC auctioned an additional 90 MHz of radio spectrum for “Advanced Wireless Services” that can be used for services like our wireless offerings. In addition, the FCC is conducting an auction of additional wireless service spectrum that began on January 24, 2008. We participated in the 2006 auction but decided not to participate in the 2008 auction. We may participate in other future auctions in order to obtain spectrum necessary to increase the capacity of our systems or to allow us to offer new services. The auction of new spectrum may adversely impact our business by creating new competitors, enhancing the ability of our existing competitors to offer services we cannot offer, requiring the company to expend additional funds to acquire spectrum necessary for continued growth, or restricting our growth because we cannot acquire additional necessary spectrum.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

As of December 31, 2007, 91% of our base stations were installed on leased cell site facilities, with 48% installed on facilities owned by American Tower and Crown Communications. A large portion of these cell sites are leased from a small number of large cell site companies, including American Tower and Crown Communications, pursuant to master agreements that govern the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all. If any of the cell site leasing companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

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

For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our integrated communications system. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. We do not yet offer data applications at speeds as high as those offered by our competitors who have upgraded to EV-DO technology. Some competitors, most notably Sprint Nextel, offer “push-to-talk.” We do not offer our customers a “push-to-talk” service.

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

To accommodate next generation advanced wireless products such as “push-to-talk,” high-speed data and high-bandwidth streaming video, we are required to make significant technological changes to our network. We also may be required to purchase additional spectrum. We cannot assure you that we could make these technological changes or gain access to this spectrum at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with wireless carriers offering these new technologies.

Wireline Telecommunications

Our rural local telephone company subsidiaries face substantial competition from competitors that are less heavily regulated than we are, which could increase our expenses or force us to lower prices, causing our revenues and operating results to decline.

As the rural local telephone companies for the western Virginia communities of Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we currently compete with a number of different providers, many of which are unregulated or less heavily regulated than we are. Our rural telephone company subsidiaries qualify as rural local telephone companies under the Telecommunications Act and are, therefore, exempt from many of the most burdensome obligations to facilitate the development of competition, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Telecommunications Act places on larger carriers. Nevertheless, our rural telephone company subsidiaries face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers. For example, wireless providers continue to increase their market share and pose a significant competitive risk to our business. A significant competitive development in 2006 was the acquisition by Comcast of the cable television markets in our service area previously served by Adelphia Communications Corporation. Comcast has announced that it will introduce wireline digital voice services to its cable customers in Charlottesville and other Virginia markets. We believe it is likely that Comcast will begin providing digital voice telephony to its customers in Waynesboro, Botetourt and Augusta Counties in 2008. Cable providers have had significant success in other markets offering wireline voice services and so this development could significantly harm our business.

Cable companies and other VoIP providers are able to compete with our rural telephone company subsidiaries even though the “rural exemption” under the Telecommunications Act is in place. If our rural exemption were removed, CLECs could more easily enter our rural telephone company subsidiaries’ markets. Moreover, the regulatory environment governing wireline local operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, customer migration to broadband internet service from dial-up internet service (resulting in a disconnection of “second lines”), wireless competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of 1,743 access lines in the year ended December 31, 2007, or 3.8% of our access lines served at the end of 2006. A continued net loss of access lines could impact our revenues and operating results.

Our rural telephone company subsidiaries are subject to several regulatory regimes and consequently face substantial regulatory burdens and uncertainties.

Many of our competitors are unregulated or less heavily regulated than we are. For example, VoIP technology is used to carry voice communications services over a broadband internet connection. The FCC has ruled that VoIP services are jurisdictionally interstate and that some VoIP arrangements (those not using the Public Switched Telephone Network) are not subject to regulation as telephone services. In 2006, the FCC expanded the base of USF contributions by extending universal service contribution obligations to providers of interconnected VoIP service. The United States Supreme Court upheld the FCC’s ruling that cable broadband internet services are not subject to common carrier telecommunications regulation. In addition, the Virginia State Corporation Commission, or SCC, imposes service quality obligations on our rural telephone company subsidiaries and requires us to adhere to prescribed service quality standards, but many of our competitors are not subject to these standards. These standards measure the performance of various aspects of our business. If we fail to meet these standards, the SCC may impose fines or penalties or take other actions that may impact our revenues or increase our costs.

Regulatory developments at the FCC and the Virginia SCC could reduce revenues that our rural telephone company and CLEC subsidiaries receive from network access charges.

For the year ended December 31, 2007, approximately $37.1 million of our rural telephone company subsidiaries’ revenues came from network access charges, which are paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us. The amount of access charge revenues that we receive is based on rates set by the FCC for interstate long distance calls and the SCC for intrastate long distance calls. Such access rates are subject to change. Our federal access charges are periodically reset by the FCC. The SCC could conduct an access reform proceeding or rate cases and earnings reviews, all of which could result in rate changes.

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments, which reduce the revenues we receive from other carriers. In the past three years, the FCC received comments on proposals by industry participants for reforming the intercarrier payment system, including the so-called “Missoula Plan.” Various members of the FCC have indicated an intention to further reform the intercarrier compensation system.

On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charge or the intrastate switched access charge of the ILEC (or the average of all ILECs) providing service in the territory served by the CLEC. The cap takes effect at the end of a transition period that began on December 1, 2007 and ends on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on January 1, 2008. We expect these lower rates to reduce our CLEC access revenues by a total of $1.1 million in 2008. If, in a future proceeding, the SCC were to reduce the level of switched access charges that could be charged by our RLECs, such a reduction could have a significant adverse financial effect on our RLECs depending on the amount of the reduction.

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

For the year ended December 31, 2007, we received approximately $5.0 million in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. The FCC is examining its Universal Service Fund rules and may change the amount of Universal Service Fund support available to carriers. The FCC may change its rules and reduce the amount of funding ultimately available to our rural telephone company subsidiaries. There can be no assurance that we will continue to receive the current level of Universal Service Fund revenues in the future. Loss of Universal Service Fund revenues could adversely affect our operating results.

The FCC is currently considering a recommendation from the Federal-State Joint Board on Universal Service, an advisory panel composed of FCC commissioners and state telecommunications regulators, that the fund be divided into three distinct funds each with a separate distribution mechanism and funding allocation. The three funds would be a Broadband Fund, a Mobility Fund, and a Provider of Last Resort Fund. Under the current rules, our competitors can obtain the same per-line level of federal Universal Service Fund subsidies as we do, without regard for whether their costs of providing service are similar to ours, if either the FCC or the SCC determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act. The joint board’s recommendation would eliminate this “identical support” rule. The joint board has also recommended that the FCC adopt an interim, emergency cap on high-cost universal service support for competitive ETCs, such as our wireless affiliates. In addition to considering the joint board recommendations, the FCC has asked for comments on a proposal to use “reverse auctions” as a means to distribute certain Universal Service funding. It is not known how these changes, if adopted, may affect us.

The FCC is also currently examining the way in which it collects carrier contributions to the federal Universal Service Fund. Today, as a telecommunications carrier, we contribute a percentage of our interstate revenues to the Universal Service Fund, which supports the delivery of services to high-cost areas and low-income consumers, as well as to schools, libraries and rural health care providers. In 2006, the FCC expanded the base of USF contributions by extending universal service contribution obligations to providers of interconnected VoIP service.

In December 2004, Congress suspended the application of a law called the Antideficiency Act to the Universal Service Fund until December 31, 2005 and has repeatedly extended this exemption, most recently, on December 19 2007, extending it until December 31, 2008. The Antideficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the Universal Service Fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Antideficiency Act would apply to payments to our rural telephone company subsidiaries. If Congress does not continue to extend the exemption, the Universal Service Fund support may be delayed or reduced in the future, or contributors to the fund, including us, could see their contribution obligations rise significantly.

Our CLEC operations face substantial competition and uncertainty relating to their interconnection agreements with the ILEC networks covering the CLEC markets we serve.

Our CLEC operations compete primarily with ILECs, including Verizon (including Verizon Business) and Embarq, and, to a lesser extent, other CLECs, including Level 3 (which purchased TelCove in 2006), Fibernet, Paetec and Cox. We will continue to face competition from other current and future market entrants.

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

The regional Bell operating companies and other large ILECs such as Embarq dominate the current market for business and consumer telecommunications services and have a virtual monopoly on telephone lines. These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify. The large ILECs have established brand names and reputations for high quality service in their service areas, possess sufficient capital to upgrade existing and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers. Moreover, the large ILECs are aggressively implementing “win-back” programs to regain access line customers lost to competitors and use bundled services to assist in those programs. We pose a competitive risk to the large ILECs that serve our CLEC markets and, as both our competitors and our suppliers, they have no motivation to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our CLEC customers.

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

We currently offer our internet and data services in rural markets and face competition from other internet and data service providers, including cable companies. The internet industry is characterized by the absence of significant barriers to entry and rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	cable modem services offered by cable providers;

•	ILECs, such as Verizon and Embarq in our CLEC territories; and

•	local, regional and national ISPs, both wireline and wireless.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising, our fees.

A significant portion of our dial-up internet customer base has transitioned to broadband services. We expect this trend to continue. Where we offer incumbent local exchange service or, to some extent, CLEC services, we have been able to maintain service to some of these customers through DSL services or service bundles. In those areas of our internet coverage area where we provide neither incumbent local exchange service nor CLEC service, we have been unable to retain dial-up internet customers who migrate to broadband services. In 2007 we experienced a 21.1% loss in the number of dial-up internet customers from 2006. Our dial-up internet service revenues for the year ended December 31, 2007 decreased to approximately $3.8 million from approximately $5.0 million for the year ended December 31, 2006.

In connection with our internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the internet. To date, the FCC has treated ISPs as enhanced or information service providers, rather than common carriers, although it has subjected ISPs, such as providers of broadband, to many obligations formerly placed on common carriers, such as the requirements of the Communications Assistance for Law Enforcement Act. As internet services expand, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the internet. The FCC recently issued a decision that harmonizes the regulatory frameworks that apply to broadband access to the internet through telephone and cable providers’ communications networks.

General Matters

We require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to build out and operate our planned networks, we may experience a material adverse effect on our business.

We require additional capital to build out and operate our wireless and wireline networks and for general working capital needs. Our aggregate capital expenditures for 2007 were $109.6 million, of which $25 million represented incremental capital expenditures related to our network upgrade to EV-DO.

We expect our aggregate capital expenditures for 2008 to be in the range of $118 million to $121 million, including incremental capital expenditures for an upgrade to our wireless network relating to EV-DO. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007 and $35 million is expected to be spent in 2008. Furthermore, because of our intensely competitive market, we may be required, including under the terms of the Strategic Network Alliance, to expand the technical requirements of our wireless or wireline network or to build out additional areas within our territories that could result in increased capital expenditures. Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.

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

Virginia legislation that significantly revised the taxation of communications services in Virginia took effect on January 1, 2007. The new law applied a uniform, statewide, sales and use tax to retail communications and video services on a competitively neutral basis. The communications sales and use tax rate is 5%. The sales and use tax is remitted by communications providers to the Virginia Department of Taxation, which administers the distribution of the Communications Sales and Use Tax Trust Fund. The redistribution of taxes and fees from the trust fund to the localities is intended to be revenue neutral and replaces franchise fees and utility taxes set by localities.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly, and we may not be able to complete the EV-DO upgrade as required by the terms of our Strategic Network Alliance. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Alcatel-Lucent, who is the exclusive provider of the equipment for our EV-DO upgrade, Motorola Inc. and Cisco Systems, Inc. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

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

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties and may not perform as anticipated or the third parties may experience interruptions or other problems delivering these systems. In addition, our plans for developing and implementing our information and billing systems rely to some extent on the delivery of products and services by third-party vendors. Our right to use these systems is dependent upon license agreements with third-party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process customer information and/or bill our customers. Since we rely on third-party vendors to provide some of these services, any switch in vendors could be costly and affect operating efficiencies.

If we lose our senior management, our business may be adversely affected.

The success of our business is largely dependent on our executive officers, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The unexpected loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and operating results.

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

We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Our stock price has historically been volatile and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors. Events and factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly and annual operating results;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	conditions or trends in our industry or regulatory changes;

•	conditions, trends or changes in the securities marketplace, including trading volumes;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in general conditions in the United States and global economy, including those resulting from war, incidents of terrorism or responses to such events;

•	loss of one or more significant customers, including Sprint Nextel;

•	sales of large blocks of our common stock;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

The Quadrangle Entities continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2007, the Quadrangle Entities beneficially owned 11,306,102 shares of our common stock, or 26.9% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, the Quadrangle Entities continue to have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

Our stock price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

We have granted certain of our stockholders, including the Quadrangle Entities, the right to require us to register their shares of our common stock, representing approximately 12.3 million shares of our common stock. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

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

Certain provisions of the General Corporation Law of Delaware, the state in which we are organized, and our certificate of incorporation and by-laws may inhibit a change of control not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to amend, alter or repeal our by-laws;

•	limitations on the removal of directors;

•	the inability of the stockholders to act by written consent; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We are headquartered in Waynesboro, Virginia and own offices and facilities in a number of locations within our operating markets. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future. The table below provides the location, description and approximate square footage of our material owned properties.

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	CLEC POP	2,500
Waynesboro, VA	Retail Store	4,000
Richmond, VA	Wireless Switch Building	4,608
Norfolk, VA	Wireless Switch Building	4,970
Troutville, VA	Wireline Switch and Video Headend Building	8,400	[1]
Clifton Forge, VA	Wireline Switch Building	12,000
Covington, VA	Wireline Service Center	13,000
Waynesboro, VA	Wireless Switch Building	15,000
Clifton Forge, VA	Call Center Building (leased to third party)	15,620
Waynesboro, VA	Wireline Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Wireline Switch Building	30,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Wireline Switch Building	33,920
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Corporate Support Building	51,000
Daleville, VA	Wireline Service Center	9,400

We also lease the following material properties:

•

Our Charleston, West Virginia regional operations center (wireless and wireline switching) under an Office Lease Agreement with Option to Purchase by and between Eagan Management Company and CFW Communications Company d/b/a NTELOS Inc., dated December 11, 1998. On November 1, 2006, we executed a sublease agreement with GAI Consultants Inc. for approximately 8,000 square feet of this space; and,

•

Our Daleville, Virginia customer care facility under a Lease Agreement by and between The Layman Family LLC and R&B Communications, Inc., dated May 1, 2000, and First Amendment to Lease Agreement, dated May 30, 2003.

[1]	Facility is currently being expanded by 3,000 square feet. Renovation expected to be completed by March 31, 2008.

Item 3.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “NTLS” since February 9, 2006. Prior to that time, there was no established public trading market for our common stock. On February 22, 2008, the last reported sale price for our common stock was $18.79 per share.

The following tables set forth the high and low prices per share of our common stock and the cash dividends declared per common share for the four quarters in each of 2007 and 2006, which correspond to our quarterly fiscal periods for financial reporting purposes:

	2006
	Stock Price per Share		Cash Dividends Declared per Common Share
	High	Low
First Quarter	$15.80	$10.97	$—
Second Quarter	$15.64	$12.18	$—
Third Quarter	$14.88	$12.63	$—
Fourth Quarter	$18.02	$11.39	$—

	2007
	Stock Price per Share		Cash Dividends Declared per Common Share
	High	Low
First Quarter	$20.59	$16.60	$0.15
Second Quarter	$27.97	$18.75	$—
Third Quarter	$30.60	$23.30	$0.15
Fourth Quarter	$33.02	$25.01	$0.21

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from our initial public offering on February 8, 2006 to December 31, 2007, as compared to the total return for the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on February 8, 2006 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

NTELOS, NASDAQ Stock Market

and Nasdaq Telecommunications Index

(02/8/06 - 12/31/07)

	February 8, 2006	December 31, 2006	December 31, 2007
NTELOS Holdings Corp.	$100	$149	$250
NASDAQ Composite Index	$100	$107	$117
NASDAQ Telecommunications Index	$100	$116	$127

Holders

There were approximately 10,088 holders of our common stock on February 20, 2008.

Dividends/Dividend Policy

We intend to continue to pay regular quarterly dividends on our common stock. On February 28, 2008, we declared a dividend to be paid on April 11, 2008 to common stock shareholders of record on March 20, 2008 at a rate of $0.21 per share. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

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

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

	NTELOS Inc.(1)				NTELOS Holdings Corp.
	PREDECESSOR COMPANY	PREDECESSOR REORGANIZED COMPANY
(In thousands)	January 1, 2003 through September 9, 2003	September 10, 2003 through December 31, 2003	Year Ended December 31, 2004	January 1, 2005 through May 1, 2005	January 14, 2005 (inception) through December 31, 2005(2)	Year Ended December 31, 2006	Year Ended December 31, 2007
Consolidated Statements of Operations Data
Operating Revenues	$208,672	$100,611	$343,310	$126,360	$265,859	$440,076	$500,394

Operating Expenses
Cost of sales and services(3) (exclusive of items shown separately below)	74,775	34,343	112,339	40,470	85,403	146,429	161,344
Customer operations(3)	58,041	30,233	82,812	29,270	63,330	99,998	108,848
Corporate operations(3)	18,342	6,272	26,942	8,259	22,434	34,398	32,090
Depreciation and amortization	51,224	18,860	65,175	23,799	59,103	84,921	97,061
Gain on sale of assets	—	—	—	(8,742)	—	—	—
Asset impairment charge	545	—	—	—	—	—	—
Accretion of asset retirement obligations	437	225	680	252	489	816	818
Capital and operational restructuring charges	2,427	—	798	15,403	183	—	—
Termination of advisory agreements(4)	—	—	—	—	—	12,941	—

	205,791	89,933	288,746	108,711	230,942	379,503	400,161

Operating Income	2,881	10,678	54,564	17,649	34,917	60,573	100,233

Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	—	—	—	(1,213)	—	—
Interest expense	(26,010)	(6,427)	(15,740)	(10,839)	(34,338)	(59,850)	(43,021)
(Loss) gain on interest rate swap	—	—	—	(660)	4,780	(246)	(3,527)
Gain on sale of investment	—	—	—	—	—	1,723	—
Other income (expenses)	(436)	768	374	270	1,595	2,833	3,146
Reorganization items, net	169,036	(145)	81	—	—	—	—

	142,590	(5,804)	(15,285)	(11,229)	(29,176)	(55,540)	(43,402)

	145,471	4,874	39,279	6,420	5,741	5,033	56,831
Income Tax Expense	706	258	1,001	8,150	4,591	12,190	24,411

	144,765	4,616	38,278	(1,730)	1,150	(7,157)	32,420
Minority Interests in Losses (Earnings) of Subsidiaries	15	54	34	13	(52)	(28)	33

Net Income (Loss) Before Cumulative Effect of Accounting Change	144,780	4,670	38,312	(1,717)	1,098	(7,185)	32,453
Cumulative Effect of Accounting Change	(2,754)	—	—	—	—	—	—

Net Income (Loss)	142,026	4,670	38,312	(1,717)	1,098	(7,185)	32,453
Dividend Distribution Preference on Class B Shares	—	—	—	—	—	(30,000)	—
Dividend Requirements on Predecessor Preferred Stock	(3,757)	—	—	—	—	—	—
Reorganization Items – Predecessor Preferred Stock	286,772	—	—	—	—	—	—

Income (Loss) Applicable to Common Shares	$425,041	$4,670	$38,312	$(1,717)	$1,098	$(37,185)	$32,453

Income (Loss) per Share – Basic(5)	N/M	N/M	N/M	N/M	$0.05	$(0.95)	$0.78
Income (Loss) per Share – Diluted(5)	N/M	N/M	N/M	N/M	$0.05	$(0.95)	$0.77
Cash Dividends Declared per Share – Common Stock(5)	N/M	N/M	N/M	N/M	N/M	$—	$0.51

	NTELOS Inc.(1)		NTELOS Holdings Corp.
(In thousands)	As of December 31, 2003	As of December 31, 2004	As of December 31, 2005	As of December 31, 2006	As of December 31, 2007
Balance Sheet Data:
Cash and cash equivalents	$48,722	$34,187	$28,134	$44,180	$53,467
Property and equipment, net	360,698	356,129	360,142	376,772	402,904
Total assets	650,223	620,457	895,843	900,847	918,488
Total debt	310,303	180,251	759,384	626,523	614,206
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	$205,547	$318,181	$1,098	$151,765	$171,340

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

(3)

For NTELOS Holdings Corp., cost of sales and services, customer operations and corporate operations expense include $0.4 million, $0.6 million and $3.3 million, respectively, of non-cash compensation expense for the year ended December 31, 2007 ($4.3 million in the aggregate). For the year ended December 31, 2006, cost of sales and services, customer operations and corporate operations expense include $1.1 million, $1.4 million and $10.7 million, respectively, of non-cash compensation expense ($13.2 million in the aggregate). For the period January 14, 2005 (inception) through December 31, 2005, cost of sales and services, customer operations and corporate operations expense include $0.3 million, $0.4 million and $3.0 million, respectively, of non-cash compensation expense ($3.7 million in the aggregate).

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

(5)	Periods designated as “N/M” indicate that the measure is not meaningful, as the capital structure under the predecessor company is not comparable to our current capital structure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included herein (Item 8). This discussion contains forward looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.

Overview

For purposes of this discussion relative to the financial and operational results and cash flows for the years ended

December 31, 2007 and 2006 in comparison to the year ended December 31, 2005, we have combined the financial and operational results and cash flows for the period January 1, 2005 to May 1, 2005 of NTELOS Inc. with our financial and operational results and cash flows for the period May 2, 2005 to December 31, 2005. We had no operating activities prior to the completion of our acquisition of NTELOS Inc. on May 2, 2005. We believe this comparison provides the most practical way to comment on the results of operations and cash flows.

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues have experienced a 16.1% compound annual growth rate from 2005 to 2007 and accounted for 75% of our total revenues in 2007. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.8 million, and we have deployed a network using code division multiple access technology, or CDMA, in 20 basic trading areas which currently covers a total population of approximately 5.2 million potential subscribers. As of December 31, 2007, our wireless retail business had approximately 407,000 NTELOS-branded subscribers, representing a 7.8% penetration of our total covered population.

We made significant investments in our wireless network in 2005, 2006 and 2007, adding 186 new wireless cell sites and increasing our total cell sites to 1,023 at the end of 2007. These investments and other initiatives, including the increased take rate of national rate plans and enhanced data service offerings, contributed to a 10.8% increase in subscribers, a $2.39 increase in ARPU, and a 35 basis point reduction in churn during 2007. We also amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers (see “Business – Wireless Business – Our Strategic Network Alliance with Sprint Nextel” in Part I, Item 1 of this 2007 10-K). Under the terms of the Agreement, we are committed to upgrading our wireless network to Evolution-Data Optimized Revision A (“EV-DO”) in the territory covered by the Agreement. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007 and $35 million is expected to be spent in 2008. For the year ended December 31, 2007, we realized wholesale revenues of $96.0 million, primarily related to the Strategic Network Alliance, representing an increase of 23.4% over the same period in 2006.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of December 31, 2007, we operated approximately 44,000 RLEC telephone access lines. We also own a 2,110-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of December 31, 2007, we served customers with approximately 49,000 CLEC access line connections. We also offer DSL services in over 95% of our RLEC service area and as of December 31, 2007 we operated approximately 20,000 broadband access connections in our markets, representing an increase of 17.4% in 2007. In 2007, the wireline Competitive segment strategic products (local phone services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 13.3% over 2006. In 2007 and 2006, our wireline operating income margins were 31.4% and 33.2%, respectively. In late 2007, we introduced NTELOS video in selected neighborhoods within our two RLEC service areas. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 200 all-digital channels and 18 high-definition channels. It is delivered via fiber to the home which allows us to deliver video, Internet access at speeds up to 20 megabits per second and local and long distance telephone services. At December 31, 2007, we passed approximately 2,900 homes with fiber. Revenues from the video and high speed Internet product are included in the Competitive wireline segment.

We were formed in January 2005 by the CVC Entities and the Quadrangle Entities for the purpose of acquiring

NTELOS Inc. On January 18, 2005, we entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire the common stock of NTELOS Inc., making an initial investment on February 24, 2005. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger at which time NTELOS Inc. became a wholly-owned subsidiary.

During the first quarter of 2006, we completed an initial public offering (the “IPO”) of 15,375,000 shares of our common stock at an offering price of $12.00 per share. We received proceeds from the offering of approximately $172.5 million, net of $12.0 million in underwriting fees and other closing costs of $2.7 million. On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle and certain of their affiliates sold an aggregate of 12,650,000 shares priced at $18.25 per share. This resulted in their combined ownership declining from 58% to approximately 27%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. Direct costs of this offering, primarily legal, printing and accounting fees, totaled $0.6 million. These costs were charged to corporate operations expense.

We used approximately $12.9 million of the IPO net proceeds to terminate our advisory agreements with CVC and Quadrangle and $143.9 million to redeem our Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on our 26,493,000 shares of Class B common stock on June 6, 2006. The payment of the dividend represented the payment in full of the $30 million Class B distribution preference provided for in our Restated Certificate of Incorporation. All Class B common stock was subsequently converted to common stock by the end of 2006.

On September 25, 2007, Quadrangle agreed to acquire all of the shares of NTELOS common stock owned by CVC and certain affiliated limited partnerships. With this acquisition, private equity funds affiliated with Quadrangle own approximately 27% of our outstanding common stock.

We began paying cash dividends on our common stock during 2007. The board of directors declared cash dividends in the amount of $0.51 per share during 2007, which amounted to $21.4 million.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per handset/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to Consolidated Financial Statements) to subscriber revenues used to calculate average monthly ARPU for the years ended December 31, 2007, 2006 and 2005.

(Dollars in thousands, other than average monthly ARPU data)	2007	2006	2005
Wireless communications revenues	$377,761	$322,329	$280,303
Less: equipment revenues from sales to new customers	(13,797)	(15,063)	(11,997)
Less: equipment revenues from sales to existing customers	(7,524)	(5,079)	(4,135)
Less: wholesale revenues	(95,976)	(77,747)	(62,651)
Plus: other revenues and adjustments	687	778	1,192

Wireless gross subscriber revenues	$261,151	$225,218	$202,712

Average number of subscribers	388,778	350,235	321,719
Total ARPU	$55.98	$53.59	$52.51

Wireless gross subscriber revenues	$261,151	$225,218	$202,712
Less: paid in advance and prepay subscriber revenues	(70,471)	(52,648)	(42,104)
(Less): adjustments	(765)	(1,124)	(1,422)

Wireless gross postpay subscriber revenues	$189,915	$171,446	$159,186

Average number of postpay subscribers	279,620	260,530	243,772
Postpay ARPU	$56.60	$54.84	$54.42

Wireless gross subscriber revenues	$261,151	$225,218	$202,712
Less: wireless voice and other features revenues(1)	(239,385)	(213,824)	(195,591)

Wireless data revenues(1)	$21,766	$11,394	$7,121

Average number of subscribers	388,778	350,235	321,719
Total data ARPU(1)	$4.67	$2.71	$1.84

(1)	In September of 2007, we launched a new prepay billing platform which enhanced product offerings to customers and allowed the Company to separately identify certain data revenues previously bundled into blended ARPU, and certain of the underlying plans were modified to offer data services. Accordingly, beginning in the fourth quarter of 2007, this revenue is included in data revenue. This contributed to accelerated growth in year-over-year data ARPU.

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	RLEC segment revenues, including local service, network access, toll and directory advertising;

•

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

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of sales and services, including digital PCS handset equipment costs which, in keeping with industry practice, we generally sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-use customers, leased facility expenses for connection to other carriers, cell sites and switch locations and engineering and other expenses for service related property, plant and equipment;

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, our equity share of the net loss of NTELOS Inc. from our 24.9% investment in NTELOS Inc. for the period February 24, 2005 through May 1, 2005, other income, which includes interest income, and gain on sale of investment.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, net operating losses and related carryforwards, valuation allowances, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible expenses and other tax deductible amounts.

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to Verisign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred significant cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a credit to minority interest only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the years ended December 31, 2007, 2006 and 2005.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

OVERVIEW

Operating revenues increased $60.3 million, or 13.7%, from the year ended December 31, 2006 to the year ended December 31, 2007. Wireless PCS accounted for 91.9% of the increase, with growth occurring from subscriber revenues, wholesale revenues and equipment sales. Wireline contributed the remaining revenue increase primarily from minute-driven increases in RLEC access revenues and increases in key strategic products in the Competitive segment, partially offset by declines in other revenues from the Competitive segment (dial-up Internet services, switched access and reciprocal compensation).

Operating income increased $39.7 million over the comparative years, from $60.6 million for the year ended December 31, 2006 to $100.2 million for the year ended December 31, 2007. Operating margin, before non-cash compensation, advisory fees and termination of advisory agreements, increased from 19.6% for the year ended December 31, 2006 to 20.9% for the year ended December 31, 2007.

Net income increased $39.6 million from a net loss of $7.2 million for the year ended December 31, 2006 to net income of $32.5 million for the year ended December 31, 2007. Included in net loss for the year ended December 31, 2006 was a charge of $12.9 million for the termination of advisory agreements and interest expense that was $16.8 million higher during 2006 than 2007, which related to interest on the Floating Rate Notes (retired in April 2006), $8.7 million of non-recurring interest expense charges related to the early retirement of debt and lower interest during 2007 as a result of the refinancing transaction in June 2006. Non-cash compensation charges were $8.9 million higher during 2006 than 2007 driven by expense recognition commensurate with the IPO. In addition, there was a $12.2 million year-over-year increase in income tax expense, which was primarily driven by the significant change in taxable income.

OPERATING REVENUES

The following table identifies our external operating revenues on a business segment basis for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
Operating Revenues	2007	2006	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$377,761	$322,329	$55,432	17.2%

Wireline
RLEC	61,458	60,767	691	1.1%
Competitive wireline	60,467	56,158	4,309	7.7%

Total wireline	121,925	116,925	5,000	4.3%

Other	708	822	(114)	(13.9)%

Total	$500,394	$440,076	$60,318	13.7%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $55.4 million from the year ended December 31, 2006 to the year ended December 31, 2007 primarily due to an increase in our NTELOS-branded net subscriber revenue of $35.8 million, or 16.0%, an $18.2 million, or 23.4%, increase in wholesale and roaming revenues, and a $1.2 million, or 5.8%, increase in equipment sales revenues related to a 4.4% increase in gross subscriber additions.

Subscriber revenues reflected subscriber growth of 10.8%, or approximately 39,600 subscribers, from approximately 367,200 subscribers as of December 31, 2006 to approximately 406,800 subscribers as of December 31, 2007.

For the comparative years, subscriber revenues reflected the subscriber growth described above and also reflect an increase in ARPU of 4.5%, from $53.59 to $55.98 for the years ended December 31, 2006 and 2007, respectively. This increase in ARPU is primarily attributable to the continued growth in data services, data packages and higher-priced product offerings. Total data ARPU was $4.67 for the year ended December 31, 2007, up from $2.71 for the year ended December 31, 2006 (see footnote to the ARPU Reconciliation table above). Gross subscriber additions were 4.4% higher for 2007, at approximately 171,700, compared to gross subscriber additions of approximately 164,400 for 2006. This increase in gross additions combined with the introduction of more feature-rich handsets sold in the 2007 period as compared to the 2006 period led to an increase in equipment sales revenue of $1.2 million, or 5.8%, from the year ended December 31, 2006 to the year ended December 31, 2007. Also contributing to the revenue increase was a 35 basis point decrease in total subscriber churn, from 3.18% for the year ended December 31, 2006 (approximately 133,500 subscribers) to 2.83% for the year ended December 31, 2007 (approximately 132,100 subscribers), due to network and service quality improvements and the continued increase in the number of national and unlimited postpay subscriber plans and other program improvements in 2007.

The increase in wholesale revenues for the twelve month comparative periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 23.4% for the year, from $77.7 million for the year ended December 31, 2006 to $96.0 million for the year ended December 31, 2007. Our wholesale revenues are derived primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 70 cell sites within this wholesale service area over the last two years, improving existing service and extending this coverage area.

Wholesale pricing reductions under the Strategic Network Alliance went into effect on July 1, 2006 relating to travel minutes of use and data usage in accordance with the annual pricing reset provisions of this wholesale agreement. The impact of the July 2006 pricing reductions was more than offset by increased usage.

On July 31, 2007, we entered into an Amended and Restated Resale Agreement (“Agreement”) with Sprint Spectrum L.P, which became effective as of July 1, 2007. The Agreement supersedes and replaces the original 2004 Resale Agreement and extends the term of the original 2004 Resale Agreement, commits us to perform network upgrades and changes pricing structures, including the addition of revenue minimum guarantees.

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

Beginning in July 2007, we are guaranteed a minimum monthly revenue of $8.0 million and, upon achieving 98% completion of the network upgrade to EV-DO, the monthly minimum increases to $9.0 million. The term of the Agreement was extended four years over the 2004 Resale Agreement, to July 31, 2015, subject to automatic three-year extensions unless certain notice provisions are exercised. The Agreement prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the Agreement territory until 18 months prior to end of the Agreement. The Agreement specifies a series of usage rates for various types of services. The voice rate pricing under the Agreement is fixed through July 1, 2008, at rates comparable to the rates in the 2004 Resale Agreement, but provides for greater volume discounts in the future to provide incentives for the migration of additional traffic onto the network. After July 1, 2008, the voice rates will be reset semi-annually based on Sprint Nextel’s voice revenue yield. Generally, the data rate pricing is lower under the Agreement compared to the rates agreed to in the 2004 Resale Agreement in recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of the network upgrade and to also provide incentives for the migration of additional traffic onto the network. Data rates for Sprint Nextel in-market home subscribers are on a per subscriber basis. The data rate for Sprint Nextel customers that are traveling through the territory covered by the Agreement and use the network are on a per kilobyte basis, reset quarterly beginning July 1, 2009. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint Nextel’s national wireless network at reciprocal rates as the Sprint Nextel travel rates.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $5.0 million over the comparative years.

•

RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, increased $0.7 million over the comparative years despite a 3.8% access line decrease, with lines totaling approximately 43,500 as of December 31, 2007 compared to approximately 45,300 as of December 31, 2006. The revenue increase was due primarily to increased access revenues of $1.1 million, or 3.1% over the comparative years driven by an increase in carrier access minutes of 17.2% from the year ended December 31, 2006 to the year ended December 31, 2007 due primarily to growth in usage by wireless carriers. This increase was offset by a $0.5 million lump-sum cash receipt in September 2006 from the Universal Service Administrative Company (USAC) pursuant to an FCC order related to our safety net support dispute for the period January 2003 through September 2006. NTELOS Telephone Company’s interstate access rates were subject to a biennial reset on July 1, 2007. The rate reset resulted in a $1.2 million reduction of this revenue for the year. We anticipate that continued minute growth will partially offset the net revenue reduction we are experiencing related to this reset.

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and PBX displacement of Centrex lines. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. While still uncertain, we anticipate competitive voice service competition from Comcast in certain of our markets to commence in early 2008. We expect that this competition will primarily be for residential customers. We have estimated that our access line losses may be between 4% and 7% in 2008.

•

Competitive Wireline Revenues. Competitive wireline revenue increased $4.3 million in 2007 driven by revenues from our key strategic products (local services, broadband voice and data services, and high-capacity network access and transport services) in the Competitive wireline segment which grew $5.5 million, or 13.3%, over the comparative years, offset by declines in other Competitive revenues (dial-up Internet services, switched access and reciprocal compensation). Revenues from broadband, integrated access and Metro Ethernet services increased $3.6 million, or 28.5%, from the year ended December 31, 2006 to the year ended December 31, 2007 due primarily to customer growth of 17.4% with the broadband products, particularly in the products with higher bandwidth. Revenues from the remaining key strategic products collectively increased $1.9 million, or 6.7%, over the comparative years primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $1.2 million from continued customer erosion, with approximately 5,800 fewer customers, or 21.1%, from approximately 27,600 at December 31, 2006 to approximately 21,800 at December 31, 2007, with dial-up revenues of $3.8 million for 2007.

On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charges or the intrastate switched access charges of the ILEC (or the average of all ILECs) providing service in the geographic area served by the CLEC. The cap takes effect at the end of a transition period that began on December 1, 2007 and ends on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on January 1, 2008. We expect these lower rates to reduce our CLEC access revenues by a total of $1.1 million in 2008.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
Operating Expenses	2007	2006	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$235,575	$210,287	$25,288	12.0%

Wireline
RLEC	17,033	14,155	2,878	20.3%
Competitive wireline	39,561	37,723	1,838	4.9%

Total wireline	56,594	51,878	4,716	9.1%

Other	5,215	5,423	(208)	(3.8)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, secondary offering costs and non-cash compensation charges	297,384	267,588	29,796	11.1%

Depreciation and amortization	97,061	84,921	12,140	14.3%
Accretion of asset retirement obligations	818	816	2	0.2%

Termination of advisory agreements	—	12,941	(12,941)	(100)%
Secondary offering costs	570	—	570	N/M
Non-cash compensation	4,328	13,237	(8,909)	(67.3)%

Total operating expenses	$400,161	$379,503	$20,658	5.4%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The primary drivers of the year-over-year increases in our operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, termination of advisory agreements and non-cash compensation are described in detail by segment as follows:

•

Wireless Communications – Of the increase in wireless communications operating expenses noted in the table above, increased variable cost of sales and services accounted for $8.9 million. As described in the Cost of Sales and Services (“COS”) operating expense discussion below, this increase is primarily attributable to increased roaming COS, data and features COS and equipment COS. We expect continued growth in these expenses as our customer base grows, sales of national plans increase and usage of data features increases.

The remaining operating expense increases in wireless communications over the comparative periods were due to increased costs of improving and maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site expenses increased $2.3 million related to additional capacity due to the increased subscriber base and a 4.0% increase in the number of cell sites in service from December 31, 2006 to December 31, 2007. Also increasing was customer retention associated with increased wireless PCS customer additions between the comparative periods, existing customer handset upgrades and the increased subscriber base. These costs increased $3.9 million over the comparative years. Compensation expenses also increased $4.6 million over the comparative years reflecting inflationary growth in wages and an increase in personnel to support subscriber growth. Wireless communications experienced a $2.4 million increase in bad debt expense over the comparative years primarily due to an increased level of subscriber revenues and accounts receivable. The remaining increase is due primarily to increased advertising and marketing expense, professional fees, rent expense, repairs and maintenance expense, license and regulatory fees, collection expense and bank fees primarily related to subscriber and revenue growth.

•

Wireline Communications – The increase in wireline operating expenses noted in the table above is primarily attributable to increased access expense, which increased $2.3 million over the comparative years and accounted for 49.0% of the total increase. This increase in access expense was due primarily to supporting the growth of the strategic wireline Competitive services, particularly broadband voice and data services. As a percent of the related Competitive revenues, Competitive access expense declined from 31.4% to 29.6% for the years ended December 31, 2006 and 2007, respectively, from improved network utilization. Also contributing to the increases over the comparative periods were increased compensation expenses of $2.3 million and increased bad debt expense of $0.3 million.

•

Other – As noted in the table above, operating expenses from the corporate and other communication service businesses decreased $0.2 million over the comparative years primarily due to a decrease of $0.5 million in advisory fees. These costs were eliminated after the first quarterly payment in 2006 as a result of the termination of our advisory agreements in February 2006. The remaining corporate operating expenses increased $0.3 million over the comparative years, primarily attributable to legal, accounting and other professional expenses.

COST OF SALES AND SERVICES—Cost of sales and services increased $14.9 million, or 10.2%, over the comparative years. Roaming COS increased $5.4 million related primarily to increased sales of national plans and other plans which contain more roaming minutes, partially offset by a decline in roaming rates and in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 25.5% as of December 31, 2006 to 32.8% as of December 31, 2007. Data and other features COS increased $1.8 million over the comparative years consistent with increased data usage. Access and toll COS increased $0.8 million collectively over the comparative years due to volume from fixed rate plans. Equipment COS increased $0.8 million over the comparative years due to approximately 7,300 more wireless gross customer additions in 2007 than 2006, combined with sales of feature-rich, more expensive handsets to new customers and upgrades by existing customers.

The remaining increase in cost of sales and services of $6.1 million, or 7.8%, is attributable to increased network related expenses, including cell site costs for wireless and wireline transport and access expense, as discussed above, and increases in other support expenses, such as rent, repairs and maintenance, utilities, long distance wholesale, insurance, and personnel and contracted labor expenses. Partially offsetting the increase over the comparative periods was a decrease in non-cash compensation of $0.7 million related to the original Class A common stock and option instruments held by certain members of operations and engineering management. In connection with the 2008 planned network expansion and enhancements, we are planning an additional 15% to 18% increase in the number of cell sites in 2008. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. Additionally, the EV-DO upgrade will result in us adding additional access expenses for every cell site just prior to their upgrade. Revenue generation related to this upgrade will lag these increased expenses.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $8.9 million, or 8.9%, from the year ended December 31, 2006 to the year ended December 31, 2007. This increase is primarily related to the direct costs associated with increased wireless customer additions between the comparative periods and the related increase in the customer base, as discussed above. The remaining increase is primarily attributable to increased bad debt expenses, as described above, and increases in other collection and customer care driven expenses. The increase over the comparative years was primarily offset by a decrease in non-cash compensation expense of $0.8 million related to the original Class A common stock and option instruments held by certain members of sales, marketing and customer care executive management.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses decreased $2.3 million, or 6.7% from the year ended December 31, 2006 to the year ended December 31, 2007. This decrease primarily relates to a decrease of $7.4 million of non-cash compensation charges, a decrease in advisory fee charges of $0.5 million and a $1.2 million reduction in operating tax reserves based on a favorable ruling from tax authorities, which was refunded in January 2008. Offsetting these decreases was an increase in compensation expenses of $4.3 million, or 38.5%, due primarily to the increase in performance-based bonus expense and inflationary wage increases, and an increase of $0.6 million relating to legal, accounting and other costs associated with the secondary stock offering discussed in the overview section above. The remaining increase is primarily attributable to increases in regulatory fees, other professional fees and sponsorships.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $12.1 million, or 14.3%, over the comparative years. Of this increase, $15.9 million is attributable to accelerated depreciation for the period August 1, 2007 through December 31, 2007 related to 3G-1xRTT and other equipment scheduled to be replaced early related to the EV-DO upgrade discussed below. This is offset by accelerated depreciation recorded in 2006 related to other network upgrades. Amortization expense for our customer relationship intangible related to our Strategic Network Alliance with Sprint Nextel decreased $0.7 million over the comparative years related to the re-evaluation of the intangible asset’s remaining useful life due to the extension of the Sprint contract from April 2012 to July 2015. The remaining decrease of $1.9 million over the comparative years relates to assets becoming fully depreciated, retired or whose life was extended (and future depreciation reduced) as they continued in service beyond the original expected life.

As discussed above in the “wireless communications revenue” section, we entered into the amended and restated contract with Sprint Spectrum L.P. which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint Nextel overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. Some of the equipment is planned for redeployment to fringe areas of the network or contiguous markets where we own spectrum but currently do not provide service. In all cases, we will record additional accelerated depreciation on the 3G-1xRTT assets as they are planned for disposal prior to their previously planned useful lives. The total net book value of the related equipment subject to early retirement is approximately $80 million on August 1, 2007, the date we made the decision regarding the technology upgrade. The expected incremental capital expenditures related to the upgrade to EV-DO are $65 million. Based on this network upgrade plan, we expect to record approximately $21 million and $6 million of additional depreciation during 2008 and 2009, respectively.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge was $0.8 million for the years ended December 31, 2006 and 2007.

TERMINATION OF ADVISORY AGREEMENTS—On February 13, 2006, commensurate with its IPO, the Company terminated the advisory agreements, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $16.8 million, or 28.1%, over the comparative years due primarily to the repayment of the Floating Rate Notes in April 2006. Prior to their repayment, we recorded $5.3 million of interest on the Floating Rate Notes. Additionally, in the second quarter of 2006, we incurred $5.1 million and $1.3 million of interest charges related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid and a $2.3 million prepayment penalty recorded as an interest charge related to the second lien term loan repayment.

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

Our swap agreement is not designated as an interest rate hedge instrument for accounting purposes and, therefore, the changes in the fair value of the swap agreement are recorded as a charge or credit to (loss) gain on interest rate swap. The fair value of the current interest rate swap agreement of $0.3 million at December 31, 2007 has been recorded as “interest rate swap” on the consolidated balance sheets. The interest rate swap agreement matures in February 2008.

Other income primarily relates to interest income from cash and cash equivalents. Other income totaled $3.1 million for the year ended December 31, 2007, $1.4 million lower than the prior year due to lower cash balances after our IPO proceeds were used to repay obligations in the second quarter of 2006. We also recorded a gain on sale of investment totaling $1.7 million during the year ended December 31, 2006 related to the redemption of the Rural Telephone Bank (“RTB”) stock in April 2006.

INCOME TAXES

Income tax expense for the year ended December 31, 2007 was $24.4 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation, state minimum taxes and non-deductible secondary offering transaction costs. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges based on equity-based awards outstanding as of December 31, 2007 are projected to be approximately $1.5 million in 2008. Income tax expense for the year ended December 31, 2006 was $12.2 million. The primary permanent differences relate to the effects of non-deductible, non-cash stock based compensation, non-deductible transaction costs and interest cost in excess of Internal Revenue Code defined yields.

Our unused Net Operating Losses (“NOLs”), approximately $175.7 million, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $9.2 million per year in 2009 through 2020, $7.4 million in 2021 and $1.6 million per year from 2022 through 2027.

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

OPERATING REVENUES

The following table identifies our operating revenues on a business segment basis for the years ended December 31, 2006 and December 31, 2005, inclusive of NTELOS Inc.’s revenues on a business segment basis for the period January 1, 2005 through May 1, 2005:

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

For the comparative years, subscriber revenues reflected the subscriber growth described above and an increase in ARPU of 2.1%, from $52.51 to $53.59 for the year ended December 31, 2005 and December 31, 2006, respectively. The increase in ARPU was driven in part by increased data revenue per subscriber which increased from $1.84 for the year ended December 31, 2005 to $2.71 for the year ended December 31, 2006. Additionally, ARPU increased due to the continued increase in higher service rate plans including the national plans. Other subscriber revenue increased 15.5% related in large part to growth in data services including data bundle packages introduced during the second quarter of 2006. Gross subscriber additions were 3.6% higher for 2006, at 164,375, than 2005 gross subscriber additions of 158,728. This increase in gross adds combined with the introduction of more feature-rich handsets sold in the 2006 period as compared to the 2005 period led to an increase in equipment sales revenue of $4.0 million, or 24.9%, from the year ended December 31, 2005 to the year ended December 31, 2006. Total subscriber churn decreased 1.3%, from 3.22% for 2005 (124,413 subscribers) to 3.18% for 2006 (133,484 subscribers), due to year-over-year improvement in both postpay and prepay churn due primarily to an increased take-rate of the national plans and other program improvements in 2006.

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

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the years ended December 31, 2006 and December 31, 2005, inclusive of NTELOS Inc.’s operating expenses on a business segment basis for the period January 1, 2005 through May 1, 2005:

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

COST OF SALES AND SERVICES—Cost of sales and services increased $20.6 million, or 16.3%, from $125.9 million for the year ended December 31, 2005 to $146.4 million for the year ended December 31, 2006. Equipment cost of sales, or COS, increased $2.5 million in 2006 compared to 2005 primarily due to 5,647 more wireless gross customer additions over the comparative years and sales of feature-rich, more expensive handsets. Roaming costs related to increased sales for national plans and other plans which contain more package roaming minutes increased $5.5 million over the twelve month comparative periods. Subscribers with a national plan represented 9.1% and 25.5% of the subscriber base at December 31, 2005 and 2006, respectively. The Company expects continued growth in roaming costs from sales of national plans which commenced in late September 2005. Other feature cost of sales increased $3.5 million in 2006 compared to 2005, driven primarily by a $2.7 million increase in the cost of handset insurance and a $0.8 million increase in the cost of advanced data features and the related take rates. These increases were primarily offset by a $0.6 million decrease in toll cost of sales for 2006 compared to 2005 due to long distance rate reductions partially offset by higher usage.

The remaining increase in cost of sales and services is primarily attributable to increases in expenses related to network facilities of $9.4 million, or 13.7%, from $68.6 million to $78.0 million for the years ended December 31, 2005 and 2006, respectively. Cell site costs for wireless increased $4.7 million over the comparative years as a result of the larger subscriber base and a 9.7% increase in cell sites placed in service between December 31, 2005 and December 31, 2006. Transport and access expenses increased $1.5 million over the comparative years due to the wireless PCS growth and growth of the strategic wireline Competitive services and CLEC access line charge increases. Repairs and maintenance expense increased $0.9 million from 2005 to 2006 due to new equipment maintenance contracts and required maintenance on existing routes. In addition to these increases, we recorded $1.1 million of non-cash compensation charges during 2006 and $0.3 million during 2005 related to the original Class A common stock and option instruments held by certain members of operations and engineering management. The remaining increase is primarily attributable to increased long distance and compensation expenses related to an increased workforce year over year.

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

OTHER INCOME (EXPENSES)

Interest expense on debt instruments for the comparative years increased $14.7 million, or 32.5%, from $45.2 million to $59.9 million due primarily to the low interest expense during the 2005 period prior to the merger and refinancing transactions in February 2005 when the Company added $445 million of debt. Interest during this period was approximately $6.4 million lower than it would have been if the transactions had occurred on January 1, 2005. Also, in 2006, we incurred a total of approximately $8.7 million of one-time interest charges and penalties associated with the financing activities discussed in the preceding 2006 to 2007 interest expense section. We also incurred approximately $1.0 million more interest expense related to the high yield Floating Rate Notes in 2006 as compared to 2005. This increase was offset by decreased interest rates associated with the debt refinancing in June 2006 which resulted in a $6.2 million annual savings at the current level of senior debt.

The change in fair value of interest rate swap instrument was a loss of $0.2 million for the year ended December 31, 2006 compared with a gain of $4.1 million for the year ended December 31, 2005. Our swap agreement, entered into in connection with the February 24, 2005 financing transactions, was not designated as an interest rate hedge instrument for accounting purposes and therefore the changes in the fair value of the swap agreement are recorded as a charge or credit to (loss) gain on interest rate swap. For the period January 1, 2005 through February 24, 2005, we had a swap agreement with a notional amount of $162.5 million, $150 million less than our current swap agreement. The fair value of the current interest rate swap agreement at December 31, 2006 has been recorded as “deferred asset – interest rate swap” of $3.9 million. The interest rate swap agreement matures in February 2008.

Other income primarily relates to interest income from cash and cash equivalents. Other income totaled $2.8 million for the year ended December 31, 2006, $1.0 million higher than the prior year due to an increase in cash, due primarily to cash proceeds from the IPO and cash generated from operations in 2006. We also realized interest rate improvements between the comparable periods. We recorded gains on sale of investments totaling $1.7 million for the year ended December 31, 2006 related to the redemption of the RTB stock for which we received the cash in April 2006 (see Note 8 to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2006). This has been classified in other income below operating income due to the fact that the RTB stock was of a non-operational nature.

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

The Company had NOLs of approximately $227.5 million, of which approximately $168.1 million (as adjusted for realized built-in losses occurring post-confirmation of NTELOS Inc.) originated from the NTELOS Inc. subsidiary group and existed at emergence from its bankruptcy. The NOLs existing at emergence, and the adjustments related to realized built-in losses, were subject to an annual utilization limitation of approximately $9.2 million. Subsequent to NTELOS Inc.’s emergence from bankruptcy and through May 2, 2005, the NTELOS Inc. subsidiary group incurred additional NOLs of approximately $78.9 million. All of the NOLs existing at May 2, 2005 (the merger date), including the amounts which were subject to the first limitation, are now subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Built-in gains existing at the merger date, which are realized subsequent to that date, increase the annual limitation, and could be significant. Due to the limited carry forward life of NOLs and the amount of the annual limitation, it is likely that we will not realize a benefit from all of our NOLs.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2006 and 2007. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (In thousands)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating Revenues
Wireless PCS operations	$77,575	$79,588	$81,233	$83,933	$91,592	$93,493	$96,152	$96,524
Wireline operations
RLEC	14,720	14,843	15,711	15,493	15,379	15,460	15,264	15,355
Competitive wireline	13,784	14,081	14,077	14,216	14,406	14,846	15,337	15,878

Wireline total	28,504	28,924	29,788	29,709	29,785	30,306	30,601	31,233
Other operations	188	227	203	204	198	171	178	161

Total Operating Revenues	106,267	108,739	111,224	113,846	121,575	123,970	126,931	127,918

Operating Expenses
Wireless PCS operations	49,622	51,876	53,831	54,958	56,731	57,498	58,921	62,425 (1)
Wireline operations
RLEC	3,377	3,581	3,663	3,534	4,067	4,366	4,247	4,353
Competitive wireline	9,398	9,186	9,461	9,678	9,567	9,795	9,972	10,227

Wireline total	12,775	12,767	13,124	13,212	13,634	14,161	14,219	14,580
Other operations	1,474	1,347	1,264	1,338	1,224	1,207	1,458	1,326

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, non-cash compensation and secondary offering fees	63,871	65,990	68,219	69,508	71,589	72,866	74,598	78,331
Depreciation and amortization	20,647	21,345	21,769	21,160	20,099	20,579	26,863	29,520
Accretion of asset retirement obligations	197	230	237	152	175	217	230	196
Termination of advisory agreements	12,941	—	—	—	—	—	—	—
Non-cash compensation	10,456	924	925	932	1,019	1,096	1,094	1,119
Secondary offering fees	—	—	—	—	500	66	4	—

Total Operating Expenses	108,112	88,489	91,150	91,752	93,382	94,824	102,789	109,166

Operating Income (Loss)	(1,845)	20,250	20,074	22,094	28,193	29,146	24,142	18,752

Other Income (Expenses)
Interest expense	(16,746)	(21,149)	(10,994)	(10,961)	(11,030)	(10,671)	(11,020)	(10,300)
(Loss) gain on interest rate swap	1,938	1,005	(2,800)	(389)	(928)	(455)	(1,265)	(879)
Gain on sale of investment	1,723	—	—	—	—	—	—	—
Other income	1,221	774	542	296	742	759	839	806

	(11,864)	(19,370)	(13,252)	(11,054)	(11,216)	(10,367)	(11,446)	(10,373)

	(13,709)	880	6,822	11,040	16,977	18,779	12,696	8,379

Income Tax Expense	3,610	627	3,071	4,882	7,222	7,958	5,180	4,051

	(17,319)	253	3,751	6,158	9,755	10,821	7,516	4,328
Minority Interests in Losses (Earnings) of Subsidiaries	(3)	(15)	(7)	(3)	4	—	35	(6)

Net Income (Loss)	(17,322)	238	3,744	6,155	9,759	10,821	7,551	4,322
Dividend Distribution Preference on Class B Shares	—	(30,000)	—	—	—	—	—	—

Income (Loss) Applicable to Common Shares	$(17,322)	$(29,762)	$3,744	$6,155	$9,759	$10,821	$7,551	$4,322

Basic and Diluted Earnings (Loss) per Common Share:
Income (loss) per share – basic	$(0.52)	$(0.72)	$0.09	$0.15	$0.24	$0.26	$0.18	$0.10
Income (loss) per share – diluted	$(0.52)	$(0.72)	$0.09	$0.15	$0.23	$0.26	$0.18	$0.10

Weighted average shares outstanding – basic	33,471	41,081	41,109	41,160	41,185	41,464	41,630	41,661
Weighted average shares outstanding – diluted	33,471	41,081	42,109	42,170	42,212	42,304	42,361	42,377

Cash dividends declared per share – common stock	$—	$—	$—	$—	$0.15	$—	$0.15	$0.21

(1)	Amount includes an operating tax recovery of $1.2 million related to a favorable ruling from tax authorities.

Liquidity and Capital Resources

For the years ended December 31, 2006 and 2007, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel which was amended on July 31, 2007 and extended to July 31, 2015 (see overview section above).

As of December 31, 2007, we had $661.9 million in aggregate long term liabilities, consisting of $607.5 million in outstanding long-term debt ($614.2 million including the current portion) and $54.4 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which has been used. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of December 31, 2007 is 6.5%. In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At December 31, 2007, the net present value of these future minimum lease payments was $1.4 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $6.8 million in 2008, $6.6 million in 2009, $153.9 million in 2010, $446.8 million in 2011 and $0.1 million thereafter.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. The expected incremental capital expenditures related to the upgrade to EV-DO (expenditures in excess of the previously anticipated capital expenditures without considering this technology upgrade) are $65 million.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket is increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and is decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Based on results for the year ended December 31, 2007, the excess cash flow for 2007 was below $26.0 million and thus did not affect the restricted payment basket. The amount of the restricted payment basket was $43.4 million as of December 31, 2007. Following the $8.8 million dividend declared on October 25, 2007 and paid on January 10, 2008, the restricted payment basket was further reduced to $34.6 million.

Under the amendment, mandatory debt repayment of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. The leverage ratio for the year ended December 31, 2007 was 2.95:1.00; therefore, an additional mandatory debt repayment is not required by March 31, 2008. NTELOS Inc. incurred an amendment fee and costs of approximately $0.9 million in connection with this amendment which will be amortized to interest expense over the remaining life of the Amended Credit Agreement.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA (as defined under the Amended Credit Agreement) and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of December 31, 2007, we are in compliance with all of our debt covenants, and our ratios at December 31, 2007 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement. Our ratios under the foregoing restrictive covenants as of December 31, 2007 are as follows:

	Actual	Covenant Requirement at December 31, 2007
Total debt outstanding to EBITDA	2.95	Not more than 5.50
Minimum interest coverage ratio	4.84	Not less than 2.25

On October 17, 2005, we issued $135 million in aggregate principal amount of Floating Rate Notes. On the same day, we paid approximately $125 million of the net proceeds from this offering as a dividend to the holders of our Class L common stock. The Floating Rate Notes were repaid in full on April 15, 2006 with approximately $143.9 million in proceeds from our February 13, 2006 IPO.

During the year ended December 31, 2007, net cash provided by operating activities was approximately $143.9 million. Net income during this period was $32.5 million. We recognized $131.9 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $20.5 million. The principal changes in operating assets and liabilities from December 31, 2006 to December 31, 2007 were as follows: accounts receivable increased by $7.1 million due to increased revenues of 14%; inventories and supplies increased $2.2 million driven by an increase in demand and thus inventory on hand of higher-priced handsets and increases due to attractive volume purchase incentives; other current assets increased $1.9 million largely related to increases in prepaid maintenance contracts; income tax receivable increased by $11.6 million, representing excess estimated payments resulting after favorable resolution of certain NOL limitation calculations; accounts payable increased by $6.3 million; and other current liabilities increased $2.9 million due primarily to increased advance billings and accrued compensation primarily related to an increase in unpaid annual incentive compensation. Retirement benefit payments for 2007 were approximately $6.9 million which includes a $6.0 million pension plan funding.

During the year ended December 31, 2006, net cash provided by operating activities was approximately $97.0 million. Net loss during this period was $7.2 million. We recognized $119.5 million of depreciation, amortization and other non-cash charges (net), including $13.2 million in Class A common stock and stock options non-cash compensation charges and a $2.3 million prepayment penalty associated with the debt refinancing in June 2006 which was recorded as interest expense. Total net changes in operating assets and liabilities used $15.3 million. The principal changes in operating assets and liabilities from December 31, 2005 to December 31, 2006 were as follows: accounts receivable increased by $0.7 million, or 1.9%, due to increased revenues partially offset by improved accounts receivable aging; inventories and supplies increased $2.1 million driven by a number of new handsets introduced late in 2006 and related bulk purchases with favorable pricing; other current assets increased $0.9 million largely related to increases in prepaid rents; accounts payable decreased by $4.9 million related to operating activities with a significantly higher amount of purchases occurring at the end of 2005 (paid for after year-end) as compared to 2006 year-end purchase activity; and other current liabilities decreased $2.3 million due primarily to a $1.1 million reduction in accrued compensation primarily related to a reduction in unpaid annual incentive compensation, $0.3 million payment of deferred compensation related to early retirement, and a $1.0 million reduction in certain tax reserves from favorable settlements. Retirement benefit payments for 2006 were approximately $7.0 million due primarily to the $6.3 million pension plan funding.

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

Our cash flows used in investing activities for the year ended December 31, 2007 were approximately $109.6 million used for the purchase of property and equipment comprised of (i) approximately $77.6 million related to our wireless business, including approximately $24.7 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $16.1 million of continued network coverage expansion and enhancements within our coverage area, approximately $24.2 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $12.6 million to maintain and support our existing networks and other business needs, (ii) approximately $24.6 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter of 2006 and the third quarter 2007 launch of a new IPTV-based video service offering, and (iii) approximately $7.4 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

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

•	$4.5 million proceeds received from the liquidation of the Company’s investment in the Class C stock of RTB;

•	$0.4 million proceeds received from the sale of certain assets; and

•	$0.2 million proceeds received from the sale of MCI stock.

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

We currently expect capital expenditures for 2008 to be in the range of $118 million to $121 million, including incremental capital expenditures for an upgrade to our wireless network related to EV-DO. We expect that our capital expenditures associated with our wireless business in 2008 will be in the range of $82 million to $84 million, of which approximately $35 million represents incremental capital expenditures related to our network upgrade to EV-DO, $16 million represents continued network coverage expansion and enhancements within our coverage area, $17 million to $18 million represents expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $14 million to $15 million is targeted to maintain and support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2008 will be in the range of $27 million to $28 million, which is targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service which commenced in the fourth quarter of 2006 and the launch of a new IPTV-based video service offering in the third quarter of 2007. In addition, we expect to invest a total of approximately $9 million in 2008 for enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the year ended December 31, 2007 aggregated $25.1 million, which primarily represents the following:

•	$12.5 million in payments on our senior secured term loan;

•	a total of $12.6 million for two common stock cash dividends ($0.15 per share) made on July 12, 2007 and October 11, 2007;

•	$0.9 million in debt issuance costs; and,

•	$0.8 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2006 aggregated $2.8 million, which primarily represents the following:

•	$172.5 million in gross proceeds from the initial public offering of common stock;

•	$235.0 million in proceeds from the issuance of long-term debt;

•	$139.3 million used to pay off the high yield Floating Rate Notes and accrued interest;

•	$227.3 million used to retire the $225 million second lien credit facility and pay a $2.3 million prepayment penalty;

•	$30.0 million used for the payment of a dividend to the Class B stockholders;

•	$2.9 million used for the payment of debt and equity issuance costs;

•	$5.8 million in payments on senior secured term loans;

•	$0.2 million in excess tax benefits from share-based compensation;

•	$0.2 million net borrowings under capital leases and other debt instruments; and

•	$0.1 million in proceeds from the exercise of stock options and the issuance of stock through the Employee Stock Purchase Plan.

Net cash used in financing activities for 2005 aggregated $15.8 million for NTELOS Inc., which primarily represents the following:

•	$625.0 million in proceeds from the NTELOS Inc. senior secured credit facilities entered into in February 2005;

•	$171.3 million in payments related to the pay-off in February 2005 of the former NTELOS Inc. credit facilities that were replaced by the NTELOS Inc. senior secured credit facilities;

•	$440.0 million in payments related to our self-tender offer for common stock, warrants and options in connection with the restructuring;

•	$6.7 million in payments on the NTELOS Inc. former credit facilities in connection with certain asset sales and scheduled repayments that were subsequently refinanced in February 2005;

•	$4.0 million in scheduled repayments on the NTELOS Inc. first lien senior secured credit facility entered into in February 2005;

•	$4.7 million in payments related to interest paid on certain interest rate swap obligations that were subsequently refinanced in February 2005 in connection with the restructuring;

•	$12.8 million in payments related to debt issuance costs related to the NTELOS Inc. senior secured credit facilities entered into in February 2005; and

•	$1.1 million in payments under other debt instruments and $0.1 million of other payments related to financing activities.

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

As of December 31, 2006 and 2007, we had approximately $44.2 million and $53.5 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $25.0 million and $45.8 million, respectively. Of the cash and cash equivalents on hand on December 31, 2007, $50.8 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

We intend to continue to pay regular quarterly dividends on our common stock. We paid a dividend of $0.21 per share on January 10, 2008, which was declared during the fourth quarter of 2007 and totaled $8.8 million. On February 28, 2008, the board of directors declared a dividend to be paid on April 11, 2008 to common stock shareholders of record on March 20, 2008 at a rate of $0.21 per share. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account higher capital expenditure levels during this period than we had in 2005 and 2006 as we commenced in 2007 making capital expenditures in connection with the EV-DO network upgrade, which will continue over the next 24 months, and as we continue to grow our business and evaluate additional growth opportunities. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have a cash balance of $53.5 million at December 31, 2007 and we believe our cash flow from operations will continue to grow.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period(4)
(In thousands)	Total(2)		Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (3)	$612,773	(1)	$6,287	$159,873	$446,613	$—
Capital lease obligations (3)	1,433		464	652	317	—
Operating lease obligations	103,568		23,431	38,102	19,532	22,503
Purchase obligations(5)	69,968		53,313	16,655	—	—

(1)	Represents the first-lien term loan facility. See Note 4 to our audited consolidated financial statements contained in Part II, Item 8. of our Annual Report on Form 10-K contained herein.
(2)

Excludes certain accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. See Note 11 to our audited consolidated financial statements contained in Part II, Item 8. of our Annual Report filed on Form 10-K contained herein.

(3)	Excludes interest.
(4)

On January 1, 2007 we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. As of December 31, 2007, we have recognized a liability of $3.3 million, including accrued interest. This amount is excluded from the amounts represented in the table as the timing of the settlement is not estimable.

(5)

We entered into a three year vendor agreement in the third quarter of 2007 to purchase approximately $88 million of network equipment, approximately $38 million of which was purchased in 2007. Approximately $65 million of this $88 million represents incremental capital expenditures associated with our EV-DO technology upgrade.

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

Principles of Consolidation

We purchased a 24.9% ownership interest in NTELOS Inc. and its subsidiaries on February 24, 2005 and purchased the remaining 75.1% ownership interest on May 2, 2005. We accounted for the results of operations for NTELOS Inc. from February 24 through May 1, 2005 using the equity method of accounting. For the period commencing on May 2, 2005, we consolidated the financial statements of NTELOS Inc. The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

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

With respect to our wireline and wireless businesses, we earn revenue by providing access to and usage of our networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are sold at prices below cost, based on the terms of the service contracts. We recognize the entire cost of the handsets at the time of sale, rather than deferring such costs over the service contract period.

We evaluate related transactions to determine whether they should be viewed as multiple deliverable arrangements which impacts revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. We have determined that sales of handsets with service contracts related to these sales generated from Company-owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are recognized at the time of the related wireless handset is sold. However, revenue and certain associated direct costs for activations at third party retail locations are deferred and amortized over the estimated life of the customer relationship as we are not a principal in the transaction to sell the handset. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, we defer these direct activation costs up to but not in excess of the related deferred revenue.

We periodically make claims for recovery of access charges on certain minutes of use terminated by us on behalf of other carriers. We recognize revenue in the period that we are able to estimate and are assured of the collection of these claims.

Accounts Receivable

We sell our services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. We have credit and collection policies to ensure collection of trade receivables and require deposits on certain sales. We maintain an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates.

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

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which we review and update based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 4 to 40 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

Because we applied purchase accounting on the May 2, 2005 merger date, property, plant and equipment and other long-lived assets were adjusted to fair market value on that date and accumulated depreciation and amortization was reset to zero.

We tested for impairment of our wireless segment assets in accordance with SFAS No. 144 based on the planned EV-DO upgrade. No impairment existed and we believe that no other impairment indicators exist as of December 31, 2007 that would require us to perform further impairment testing. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

Goodwill and Indefinite-Lived Intangibles

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. We assess the recoverability of indefinite-lived assets whenever adverse events or changes in circumstances indicate that impairment may have occurred and annually on October 1. Based on the results of this testing, goodwill and indefinite-lived intangible assets were determined to be unimpaired at October 1, 2007. The Company reviewed the results of this testing as of December 31, 2007 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2007.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (Pension Plan) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes minimum funding requirements for defined benefit pension plans, historically requiring that the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members of an underfunded plan. Our policy is to make contributions to stay at or above this threshold and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

We also sponsor a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. Our policy is to match 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service. Effective January 1, 2008, our policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions made on or after January 1, 2008 will vest after two years of service. Also, we have nonqualified pension plans that we account for similar to the Pension Plan.

NTELOS Inc. provides certain health care and life insurance benefits for retired employees that meet eligibility requirements. Employees hired after April 1993 are not eligible for these benefits. Our share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

In September 2006, the FASB issued FASB Statement No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Related to this, employers must recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits. The Company adopted the provisions of SFAS No. 158 for fiscal year 2006. The adoption of this standard resulted in a net reduction to accrued retirement benefits of $0.8 million, the amount of the previously unrecognized gain, offset by a $0.5 million credit to other comprehensive income, net of $0.3 million of the deferred tax liability.

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

Accounting for Share-Based Payments

We account for stock-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, effective January 1, 2006. Prior to January 1, 2006, we accounted for stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Upon adoption of SFAS No. 123R, we were required to account for the Class A shares and options as liability-classified awards under the fair value approach. Under this approach, we determined the fair value of these instruments on January 1, 2006 as a basis for recognizing non-cash compensation over the service period (period of employment over which the instruments vest). Prior to implementing SFAS No. 123R, we recorded non-cash compensation based on the instrument’s intrinsic value as of the financial statement date, recording an adjustment in each period in order to reflect the cumulative amount to be recognized at that date considering the life to date service period earned and the current intrinsic value of the instrument over a graded vesting schedule. This variable accounting and non-cash compensation recognition continued to be required as long as these instruments were classified as liabilities. The difference in the cumulative non-cash compensation calculated at January 1, 2006 as compared to the non-cash compensation recorded under the rules in effect prior to January 1, 2006 was not material.

On the February 8, 2006 IPO date, the Class A shares and Class L shares were converted into Class B shares and the Class A options were converted into common stock options. In each case, the instruments changed from a liability-based classification to an equity-based classification as a result of the modifications to the awards. The fair value of the unvested Class A shares was $11.31 per share on February 8, 2006 prior to conversion. Immediately after conversion, the related Class B shares’ fair value was $12.00 per share. The difference in fair value before and after the conversion (approximately $0.3 million) is being recognized in non-cash compensation over the remaining vesting period. Future compensation became fixed based on the post conversion fair value of both the unvested Class B shares and common stock options. We have elected to recognize this compensation ratably over the future service period.

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

The fair value of the common stock options granted in 2006 and 2007 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 9).

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. However, the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” Statement 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for periods beginning on or after December 15, 2008. SFAS No. 141R will be applied to business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. Statement 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in the consolidated financial statements. Statement 160 is effective for periods beginning on or after December 15, 2008. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information will be recast to classify noncontrolling interests in equity, attributable to net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of December 31, 2007, $612.8 million was outstanding under the First Lien Term Loan. As of December 31, 2007, NTELOS Inc. achieved a leverage ratio of 2.95:1.00 and an interest coverage ratio of 4.84:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.4 million as of December 31, 2007.

We have a $312.5 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.1066%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 4.84% as of December 31, 2007. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $312.5 million covered by the swap agreement and we are exposed to loss if the counterparty to the swap agreement defaults. This swap agreement matures in February 2008.

At December 31, 2007, we had a $0.3 million exposure to credit loss on interest rate swaps as the swap agreement had a fair value of $0.3 million above its face value. At December 31, 2007, our senior bank debt of $612.8 million is $300.3 million over the swap agreement.

At December 31, 2007, our financial assets included cash and cash equivalents of $53.5 million, of which $52.7 million was invested in a temporary business investment deposit account. This deposit account is placed with a high credit quality financial institution. Other securities and investments totaled $0.5 million at December 31, 2007.

Our primary investment at December 31, 2005 was a $2.8 million investment in RTB stock. Redemption certificates were filed during the first quarter of 2006 which resulted in a $1.7 million gain. In April 2006, $4.5 million of proceeds were received.

The following sensitivity analysis indicates the impact at December 31, 2007, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates or, in the case of the swap agreement, a one percent increase and a one percent decrease in the interest rates:

(In millions)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior credit facility	$612.8	$605.1	$618.6	$592.0
Capital lease obligations	1.4	1.4	1.6	1.3
Interest rate swaps	0.3	0.3	(0.1)	0.8

A ten percent increase or decrease in interest rates would result in a change of $2.8 million in interest expense for 2008, based on an assumption that the LIBOR rate at December 31, 2007 remained unchanged throughout 2008.

Item 8.	Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements

NTELOS Holdings Corp.

Independent Registered Public Accountants’ Report	68

Consolidated Balance Sheets as of December 31, 2007 and 2006	69

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period January 14, 2005 (inception) through December 31, 2005	71

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period January 14, 2005 (inception) through December 31, 2005	72

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006 and for the period January 14, 2005 (inception) through December 31, 2005	74

Notes to Consolidated Financial Statements	76

NTELOS Inc.

Independent Registered Public Accountants’ Report	99

Consolidated Statements of Operations for the Predecessor Company for the period January 1, 2005 through May 1, 2005	100

Consolidated Statements of Cash Flows for the Predecessor Company for the period January 1, 2005 through May 1, 2005	101

Consolidated Statements of Shareholders’ Equity (Deficit) for the Predecessor Company for the period January 1, 2005 through May 1, 2005	102

Notes to Consolidated Financial Statements	103

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years ended December 31, 2007 and 2006 and the period January 14, 2005 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period January 14, 2005 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2, 10 and 11 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, and effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2008

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands)	December 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$53,467	$44,180
Accounts receivable, net of allowance of $14,004 ($11,412 in 2006)	45,543	38,396
Inventories and supplies	7,693	5,471
Other receivables	4,184	3,777
Income tax receivable	11,753	—
Prepaid expenses and other	7,944	6,562

	130,584	98,386

Securities and Investments
Interest rate swap	347	3,874
Securities and investments	523	294

	870	4,168

Property, Plant and Equipment
Land and buildings	38,513	36,736
Network plant and equipment	458,874	402,393
Furniture, fixtures and other equipment	44,422	38,312

Total in service	541,809	477,441
Under construction	54,401	12,370

	596,210	489,811
Less accumulated depreciation	193,306	113,039

	402,904	376,772

Other Assets
Goodwill	127,637	151,976
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $37,149 ($23,671 in 2006)	85,901	99,379
Radio spectrum licenses in service	114,180	114,102
Radio spectrum licenses not in service	19,641	19,594
Deferred charges and other assets	4,771	4,470

	384,130	421,521

	$918,488	$900,847

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	December 31, 2007	December 31, 2006
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,751	$13,152
Accounts payable	31,525	25,209
Dividend payable	8,833	—
Advance billings and customer deposits	17,809	16,709
Accrued payroll	12,929	10,021
Accrued interest	70	305
Deferred revenue	622	683
Accrued operating taxes	3,067	3,584
Other accrued liabilities	3,214	3,749

	84,820	73,412

Long-term Liabilities
Long-term debt	607,455	613,371
Retirement benefits	27,860	33,062
Deferred income taxes	4,042	7,799
Other long-term liabilities	19,218	18,405
Income tax payable	3,325	2,576

	661,900	675,213

Minority Interests	428	457

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,063 shares issued and outstanding (41,965 in 2006)	421	420
Additional paid in capital	162,304	156,956
Retained earnings (accumulated deficit)	6,603	(6,087)
Accumulated other comprehensive income	2,012	476

	171,340	151,765

	$918,488	$900,847

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

NTELOS Holdings Corp.

(In thousands except per share amounts)	Year Ended December 31, 2007	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Operating Revenues	$500,394	$440,076	$265,859

Operating Expenses
Cost of sales and services (exclusive of items shown separately below); (inclusive of non-cash compensation expense of $403 for 2007, $1,087 for 2006 and $305 for 2005)	161,344	146,429	85,403
Customer operations (inclusive of non-cash compensation expense of $603 for 2007, $1,448 for 2006 and $389 for 2005)	108,848	99,998	63,330
Corporate operations (inclusive of non-cash compensation expense of $3,322 for 2007, $10,702 for 2006 and $3,036 for 2005)	32,090	34,398	22,434
Depreciation and amortization	97,061	84,921	59,103
Accretion of asset retirement obligations	818	816	489
Capital restructuring charges	—	—	183
Termination of advisory agreements	—	12,941	—

	400,161	379,503	230,942

Operating Income	100,233	60,573	34,917

Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	—	(1,213)
Interest expense	(43,021)	(59,850)	(34,338)
(Loss) gain on interest rate swap	(3,527)	(246)	4,780
Gain on sale of investment	—	1,723	—
Other income	3,146	2,833	1,595

	(43,402)	(55,540)	(29,176)

	56,831	5,033	5,741

Income Tax Expense	24,411	12,190	4,591

	32,420	(7,157)	1,150
Minority Interests in Losses (Earnings) of Subsidiaries	33	(28)	(52)

Net Income (Loss)	32,453	(7,185)	1,098

Dividend distribution preference on Class B shares	—	(30,000)	—

Income (Loss) Applicable to Common Shares	$32,453	$(37,185)	$1,098

Basic and Diluted Earnings (Loss) per Common Share:
Income (Loss) per share – basic	$0.78	$(0.95)	$0.05
Income (Loss) per share – diluted	$0.77	$(0.95)	$0.05
Weighted average shares outstanding – basic	41,487	39,231	20,646
Weighted average shares outstanding – diluted	42,315	39,231	22,434
Cash dividends declared per share – common stock	$0.51	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Cash flows from operating activities
Net income (loss)	$32,453	$(7,185)	$1,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	—	(1,723)	—
Depreciation	83,583	70,739	49,633
Amortization	13,478	14,182	9,470
Accretion of asset retirement obligations	818	816	489
Deferred income taxes	21,779	8,611	3,954
Loss (gain) on interest rate swap instrument	3,527	246	(4,780)
Interest paid-in-kind on the floating rate notes	—	677	3,579
Prepayment penalty from early debt repayment recorded in interest expense	—	2,250	—
Common stock and stock options non-cash compensation expense	4,328	13,237	3,730
Excess tax benefits from share-based compensation	(444)	(155)	—
Amortization and write-off of loan origination costs and debt discount	343	6,778	—
Equity share of net loss from NTELOS Inc.	—	—	1,213
Retirement benefits and other	4,530	3,841	5,492
Changes in assets and liabilities from operations:
Increase in accounts receivable	(7,147)	(705)	(5,223)
(Increase) decrease in inventories and supplies	(2,222)	(2,052)	677
(Increase) decrease in other current assets	(1,867)	(929)	451
Changes in income taxes	(11,551)	2,576	6,402
Increase (decrease) in accounts payable	6,316	(4,940)	9,254
Increase (decrease) in other current liabilities	2,902	(2,272)	(2,351)
Retirement benefit contributions and distributions	(6,887)	(6,962)	(1,699)

Net cash provided by operating activities	143,939	97,030	81,389

Cash flows from investing activities
Purchases of property, plant and equipment	(109,604)	(86,607)	(69,073)
Proceeds from sale of investments	—	4,648	483
Purchase of ownership interest in NTELOS Inc. including closing costs of $12.1 million, net of cash acquired	—	—	(103,765)
Purchase of radio spectrum licenses	—	(2,295)	—
Other	7	464	—

Net cash used in investing activities	$(109,597)	$(83,790)	$(172,355)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

continued

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Cash flows from financing activities
Proceeds from initial public offering of common stock, net	$—	$172,500	$—
Proceeds from issuance of long-term debt	—	235,000	—
Payment of high yield notes	—	(139,257)	—
Loan repayment and prepayment penalty associated with early debt repayment	—	(227,250)	—
Repayments on senior secured term loans	(12,464)	(5,763)	(3,000)
Payment of dividend distribution preference to Class B stockholders	—	(30,000)	—
Proceeds from membership contributions	—	—	119,979
Proceeds from issuance of convertible notes	—	—	5,755
Payment of convertible notes and accrued interest	—	—	(5,755)
Proceeds from issuance of floating rate notes	—	—	133,650
Preference dividend to Class L common stockholders	—	—	(124,999)
Cash dividends paid on common stock	(12,610)	—	—
Debt and equity issuance costs	(930)	(2,855)	(5,882)
Excess tax benefits from share-based compensation	444	155	—
Proceeds from stock option exercises and employee stock purchase plan	358	109	—
Other	147	167	(648)

Net cash (used in) provided by financing activities	(25,055)	2,806	119,100

Increase in cash and cash equivalents	9,287	16,046	28,134
Cash and cash equivalents:
Beginning of period	44,180	28,134	—

End of period	$53,467	$44,180	$28,134

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

NTELOS Holdings Corp.

(In thousands)	Shares			Membership Interests – Project Holdings LLC	Class L	Class B	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common	Class L	Class B
Balance, January 14, 2005 (inception)	—	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Sale of membership interests	100			35,690							35,690
Conversion of membership interests of Project Holdings LLC to Class L shares in NTELOS Holdings Corp.	(100)	3,245		(35,690)	35,690						—
Purchase of the remaining 75.1% equity interest in NTELOS Inc.		8,119			89,309						89,309
Preference dividend to Class L common stockholders					(124,999)						(124,999)
Comprehensive income: Net income									1,098		1,098

Balance, December 31, 2005	—	11,364	—	$—	$—	$—	$—	$—	$1,098	$—	$1,098

Initial public offering of common stock, net of closing costs	15,375						154	169,610			169,764
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)	26,493			13,970					13,970
Class B common stock dividend distribution preference								(30,000)			(30,000)
Conversion of shares of Class B common stock to shares of common stock	26,493		(26,493)			(15,491)	265	15,226			—
Non-cash compensation						1,521		1,857			3,378
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises								155			155
Shares issued through the Employee Stock Purchase Plan and stock options exercised	97						1	108			109
Comprehensive Loss:
Net loss									(7,185)		(7,185)
Unrecognized gain from defined benefit plans, net of $304 of deferred income taxes										476	476

Balance, December 31, 2006	41,965	—	—	$—	$—	$—	$420	$156,956	$(6,087)	$476	$151,765

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

NTELOS Holdings Corp.

continued

(In thousands)	Shares
	Common	Class L	Class B	Membership Interests – Project Holdings LLC	Class L	Class B	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	41,965	—	—	$—	$—	$—	$420	$156,956	$(6,087)	$476	$151,765

Adjustment for the adoption of FASB Interpretation No. 48									1,680		1,680
Non-cash compensation								4,328			4,328
Expiration of former Class A common stock repurchase rights								219			219
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises								444			444
Shares issued through the Employee Stock Purchase Plan and stock options exercised	98						1	357			358
Cash dividends declared ($0.51 per share)									(21,443)		(21,443)
Comprehensive Income:
Net income									32,453
Amortization of actuarial loss from a defined benefit plan, net of $36 of deferred income tax benefit										56
Unrecognized gain from defined benefit plans, net of $942 of deferred income taxes										1,480
Total Comprehensive Income											33,989

Balance, December 31, 2007	42,063	—	—	$—	$—	$—	$421	$162,304	$6,603	$2,012	$171,340

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

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

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The Company received proceeds from the offering of approximately $172.5 million, net of $12.0 million of underwriting fees and $2.7 million of other closing cost. The Company used approximately $12.9 million of the net proceeds to terminate advisory agreements with CVC and Quadrangle. The Company used $143.9 million of the net proceeds to redeem its Floating Rate Senior Notes in full (including unpaid accrued interest of $4.6 million) on April 15, 2006. The remaining proceeds, combined with available cash, were used to pay a $30 million dividend on the Company’s Class B common stock on June 6, 2006. All Class B common stock was subsequently converted to common stock during 2006.

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

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform with current year presentation. On its statement of operations, the Company combined the wireless communications, wireline communications and other communication services revenue line items into one line entitled operating revenues. Additionally, the Company combined the cost of wireless sales and maintenance and support line items into one line labeled cost of sales and services for all periods presented.

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

Summarized financial information for NTELOS Inc. for the period February 24, 2005 through May 1, 2005 is contained in the following table:

Summarized Statement of Operations Information
(In thousands, except loss per share amount)	February 24, 2005 through May 1, 2005
Operating revenues	$70,453
Operating income	6,293
Net loss	(4,873)
Company’s share of net loss recorded as equity loss from NTELOS Inc.	$(1,213)
Basic and Diluted Earnings per Class L common share:
Loss per share	$(0.17)
Average shares outstanding – basic and diluted	6,972

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

With respect to the Company’s wireline and wireless businesses, the Company earns revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are generally sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale, rather than deferring such costs over the service contract period.

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements which impacts revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are recognized at the time of the related wireless handset is sold based on the fact that the handsets are generally sold below cost and on the relative fair value evaluation. However, revenue and certain associated direct costs for activations at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is able to estimate and is assured of the collection of these claims.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments in commercial banks. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2007 and 2006, total cash equivalents, consisting of amounts invested in a temporary business investment deposit account, were $52.7 million and $40.2 million, respectively. Total interest income related to cash and cash equivalents was $3.2 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively, and $1.4 million for the period January 14, 2005 (inception) through December 31, 2005.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2007 and 2006 was $8.9 million and $6.3 million, respectively, and bad debt expense for the period January 14, 2005 (inception) through December 31, 2005 was $5.7 million. The Company’s allowance for doubtful accounts was $14.0 million, $11.4 million, $13.0 million and $12.8 million for the periods ending December 31, 2007, 2006, 2005 and May 2, 2005, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. We tested for impairment of our wireless segment assets in accordance with SFAS No. 144 based on the planned Evolution-Data Optimized Revision A (“EV-DO”) upgrade. No impairment existed and we believe that no other impairment indicators exist as of December 31, 2007 that would require us to perform further impairment testing.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which we review and update based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and building, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 4 to 40 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 18 years.

During the period August 1, 2007 through December 31, 2007, the Company recorded approximately $15.9 million of accelerated depreciation related to equipment scheduled to be replaced or redeployed in connection with the Company’s planned Evolution-Data Optimized Revision A (“EV-DO”) network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory by 2009. The impact of this accelerated depreciation was a reduction of $15.9 million to income from continuing operations, a reduction of $9.7 million to net income and a reduction of $0.23 to basic and diluted earnings per share. The total net book value of the related equipment subject to early retirement was approximately $80 million as of August 1, 2007 and is approximately $60 million as of December 31, 2007.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. Based on the results of the Company’s testing at October 1, 2007, goodwill and indefinite-lived intangible assets were determined to be unimpaired. The Company reviewed the results of this testing as of December 31, 2007 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2007.

The following table presents the activity in goodwill:

(In thousands)
Goodwill, December 31, 2006	$151,976
Section 382 deferred tax pre-acquisition adjustment (Note 10)	(23,853)
Other valuation adjustment	(486)

Goodwill, December 31, 2007	$127,637

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2007 and 2006, other intangibles were comprised of the following:

		2007		2006
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$35,430	$113,400	$22,597
Trademarks	14 to 15 yrs.	$9,650	$1,719	$9,650	$1,074

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for the year ended December 31, 2007 and 2006 was $13.5 million and $14.2 million, respectively, and was $9.5 million for the period January 14, 2005 (inception) through December 31, 2005.

Amortization expense for the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2008	$11,106	$645	$11,751
2009	10,750	645	11,395
2010	10,750	645	11,395
2011	10,750	645	11,395
2012	10,093	645	10,738

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

The Company enters into long-term leasing arrangements primarily for tower sites and retail store locations in its wireless segment. Additionally, in its wireline operations, the Company enters into various facility co-location agreements and is subject to locality ordinances. In both cases, the Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

Included in certain of the franchise ordinances under which the RLECs and CLECs operate are clauses that require the removal of the RLEC’s and CLEC’s equipment at the termination of the franchise agreement. The Company has not recognized an ARO for these liabilities as the removal of the equipment is not estimable due to an indeterminable end date and the fact that the equipment is part of the public switched telephone network and it is not reasonable to assume the jurisdictions would require its removal.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006
Asset retirement obligations, beginning	$9,843	$8,419
Additional asset retirement obligations recorded, net	287	608
Accretion of asset retirement obligations	818	816

Asset retirement obligations, ending	$10,948	$9,843

Inventories and Supplies

The Company’s inventories and supplies consist primarily of items held for resale such as PCS handsets and accessories, and wireline business phones and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence.

Deferred Financing Costs

Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, over a period equal to the term of the related debt instrument.

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred. Advertising expense for the year ended December 31, 2007 and 2006 was $12.5 million and $12.3 million, respectively, and $8.7 million for the period May 2, 2005 through December 31, 2005.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (Pension Plan) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Section 412 of the Internal Revenue Code and ERISA Section 302 establishes minimum funding requirements for defined benefit pension plans, historically requiring that the funded current liability percentage must be at least 90% of the current liability in order to prevent noticing to members of an underfunded plan. The Company’s policy is to make contributions to stay at or above this threshold and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Also, NTELOS Inc. has nonqualified pension plans that are accounted for similar to its Pension Plan.

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

The Company measures applicable assets and liabilities of these plans on September 30 of each year. In accordance with the requirements of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)SFAS No. 158, the Company will begin measuring these plans assets and liabilities on December 31 beginning in 2008.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy has been to match 60% of each participant’s annual contribution for contributions up to 6% of each participant’s annual compensation. Company contributions to this plan vest after three years of service. Effective January 1, 2008, the Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions made on or after January 1, 2008 will vest after two years of service.

Operating Leases

The Company has operating leases for administrative office space, retail space, tower space, channel rights and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The Company’s minimum lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with up to 5 renewal options of 5 years each. Leasehold improvements are depreciated over the shorter of the assets useful life or the lease term, including renewal option periods that are reasonably assured.

The leases for channel rights related to the Company’s BRS/EBS (formerly known as MMDS/ITFS) spectrum, formerly used by the wireless cable operations and currently used to deliver portable broadband internet service in certain markets, have initial terms of three to ten years. The equipment leases have an initial term of three years.

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

The fair value of the common stock options granted in 2006 and 2007 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 9).

Earnings (Loss) Per Common Share

Earnings per share is calculated based on the relative terms of the underlying stock agreements and, therefore, the weighted average share counts have been adjusted to reflect the series of conversions and the split which occurred commensurate with the IPO.

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

The Company measures all derivatives at fair value based on dealer quotes and recognizes them as either assets or liabilities on the Company’s balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 6).

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. However, the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its results of operations and financial position.

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

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services, as described below.

Wireless PCS: The Company’s wireless PCS business carries digital phones and services, marketed in retail stores, telesales, on-line at www.ntelos.com and business-to-business channels throughout much of Virginia and West Virginia. The Company’s wireless PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a populated area of 3.5 million people primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The region was added in July 2000 from the PrimeCo VA acquisition. The Virginia West market currently serves a populated area of 2.2 million people in central and western Virginia primarily through the Virginia PCS Alliance, L.C. (“VA Alliance”), a 97% majority owned Limited Liability Company. The West Virginia market is served by

West Virginia PCS Alliance, L.C. (“WV Alliance”), a wholly owned Limited Liability Company, and currently covers a populated area of 1.6 million people primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a populated area of approximately 1.4 million people.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a Strategic Network Alliance with Sprint Nextel, which West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and NTELOS Inc. entered into in June 2004 and which was amended in July 2007 (Note 2). Revenue from this wholesale service agreement was $94.8 million for the year ended December 31, 2007, $76.7 million for the year ended December 31, 2006 and $43.0 million for the period May 2, 2005 through December 31, 2005.

RLEC: The Company has two RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. Principal products offered by this segment are local wireline telephone service, which includes advanced calling features, network access, long distance toll and directory advertising. In the third quarter of 2007, the Company began to offer video services within its RLEC market via fiber to the home. Fiber to the home allows the Company to deliver video and Internet access at speeds up to 20 megabits per second in addition to providing local and long distance telephone service. As of December 31, 2007, the Company passed approximately 2,900 households with fiber. Revenues related to video and Internet are reported in the Competitive wireline segment.

Competitive wireline: In addition to the RLEC services, the Company directly or indirectly owns 2,110 route-miles of fiber optic network and provides transport services for long distance, Internet and private network services. Much of this network is located within regions in which the Company sells products and services or provides connections for and between markets the Company serves. Much of the Company’s network is connected and marketed through Valley Network Partnership (“ValleyNet”), a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Ashland, KY.

The Company also offers competitive local exchange carrier (“CLEC”) services. Through its wholly owned subsidiaries certified in Virginia and West Virginia, it currently provides CLEC service in 21 geographic markets. The Company has a facilities-based strategy, offering broadband service applications such as Ethernet, PRI connections and competitive access utilizing its fiber network. Also within this segment, the Company provides Internet access services through a local presence in 54 markets in Virginia, West Virginia and Tennessee. The Company’s focus with Internet is on broadband service offerings. Metro Ethernet, dedicated high-speed access, integrated access, digital subscriber line (“DSL”) and portable broadband are the primary broadband products. These operations are managed as one consolidated operation within a single segment due to the interdependence of network and other assets and functional support. As noted in the RLEC section above, revenue from customers in the RLEC service areas that relate to unregulated services, such as integrated access, DSL and video, are reported in the Competitive wireline segment.

Other: Other communications services ( “Other”) includes certain unallocated corporate related items that do not provide direct benefit to the operating segments and non-cash compensation charges, as well as results from the Company’s paging and other communication services businesses, which are not considered separate reportable segments. Total unallocated corporate operating expenses were $4.5 million for the year ended December 31, 2007. Additionally, the Company recorded $4.3 million of non-cash compensation expense and $0.6 million of secondary offering costs during the year ended December 31, 2007, which were not allocated. Total unallocated corporate operating expenses were $4.2 million for the year ended December 31, 2006. Additionally, the Company recorded $0.5 million of advisory fees, a termination of the advisory agreement fee of $12.9 million, and non-cash compensation of $13.2 million for the year ended December 31, 2006, none of which was allocated. Total unallocated corporate operating expenses were $2.3 million for the period May 2, 2005 through December 31, 2005. Additionally, the Company recorded $1.3 million of advisory fees and $3.7 million of non-cash compensation charges during this period.

Depreciation related to corporate assets is allocated to the operating segments and was $4.2 million and $3.2 million for the year ended December 31, 2007 and 2006, respectively, and was $1.5 million for the period May 2, 2005 through December 31, 2005.

Revenues from Sprint Nextel accounted for 21.6% and 20.1% of the Company’s total revenue for the year ended December 31, 2007 and 2006, respectively, and 18% of its revenue for the period May 2, 2005 through December 31, 2005. Revenue from Sprint Nextel was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
As of and for the year ended December 31, 2007
Operating revenues	$377,761	$61,458	$60,467	$708	$—	$500,394
Intersegment revenues(2)	188	5,685	3,617	42	(9,532)	—
Operating income (loss)	71,398	30,249	8,097	(9,511)	—	100,233
Depreciation and amortization	70,052	14,160	12,754	95	—	97,061
Accretion of asset retirement obligations	736	16	55	11	—	818
Non-cash compensation charges	—	—	—	4,328	—	4,328
Secondary offering costs	—	—	—	570	—	570

Capital expenditures	77,640	9,318	15,314	7,332	—	109,604

Goodwill	77,769	33,348	16,520	—	—	127,637

Total segment assets	516,162	193,902	102,496	1,056	—	813,616
Corporate assets						104,872

Total assets						$918,488

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
As of and for the year ended December 31, 2006
Operating revenues	$322,329	$60,767	$56,158	$822	$—	$440,076
Intersegment revenues(2)	175	5,662	3,515	48	(9,400)	—
Operating income (loss)	52,799	32,243	6,598	(31,067)	—	60,573
Depreciation and amortization	58,453	14,356	11,800	312	—	84,921
Accretion of asset retirement obligations	790	13	37	(24)	—	816
Termination of advisory agreements	—	—	—	12,941	—	12,941
Non-cash compensation charges	—	—	—	13,237	—	13,237

Capital expenditures	59,409	8,862	12,103	6,233	—	86,607

Goodwill	97,951	33,348	20,677	—	—	151,976

Total segment assets	518,720	195,595	102,859	1,105	—	818,279
Corporate assets						82,568

Total assets						$900,847

For the period May 2, 2005 through December 31, 2005(1)
Operating revenues	$190,477	$38,153	$36,660	$569	$—	$265,859
Intersegment revenues(2)	72	3,527	2,503	41	(6,143)	—
Operating income (loss)	20,082	18,036	5,231	(8,432)	—	34,917
Depreciation and amortization	40,005	10,560	7,809	729	—	59,103
Accretion of asset retirement obligations	468	9	28	(16)	—	489
Non-cash compensation charges	—	—	—	3,730	—	3,730
Capital restructuring charges	—	—	—	183	—	183

Capital expenditures	43,815	6,580	12,993	5,685	—	69,073

(1)	For the period January 14, 2005 through May 1, 2005, the only activity on the Holdings Corp. statement of operations was the 24.9% equity share of NTELOS Inc.’s results of operations.
(2)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

Note 4. Long-Term Debt

As of December 31, 2007 and December 31, 2006, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2007	December 31, 2006
First lien term loan	$612,773	$625,237
Capital lease obligations	1,433	1,286

	614,206	626,523

Less: current portion of long-term debt	6,751	13,152

Long-term debt	$607,455	$613,371

Long-term debt, excluding capital lease obligations

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (“Amended Credit Agreement” or “First Lien Term Loan”). Borrowings under the First Lien Term Loan amount to $630 million, consisting of (i) $235 million of new borrowings, the proceeds of which were used to retire the prior $225 million second lien credit facility (which carried an interest rate of 5.0% above the Eurodollar rate), (ii) the refinancing of $395 million of prior first lien borrowings and (iii) the payment of other costs associated with the borrowing, including a $2.25 million prepayment penalty on the second lien credit facility which is included in interest expense for the year ended December 31, 2006. The First Lien Term Loan also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), none of which has ever been drawn upon.

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. For the year ended December 31, 2006, the Company was required to make a mandatory “excess cash flow” payment of $6.2 million on March 31, 2007 which was included in current portion of long-term debt on the December 31, 2006 consolidated balance sheet.

The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate for periods in which NTELOS Inc.’s leverage ratio is equal to or less than 4.00:1.00 as measured at the end of each quarter and interest at rates 25 basis points higher if the leverage ratio exceeds 4:00:1:00. NTELOS Inc.’s leverage ratio was below 4.00:1.00 as of March 31, 2006 and thereafter. At December 31, 2007, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.95:1.00.

The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket will be increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and will be decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Based on results for the year ended December 31, 2007, the excess cash flow for 2007 was below $26.0 million and thus did not affect the restricted payment basket. The amount of the restricted payment basket was $43.4 million as of December 31, 2007. Following the $8.8 million dividend declared on October 25, 2007 and paid on January 10, 2008, the restricted payment basket was further reduced to $34.6 million.

Under the amendment, mandatory debt repayments of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of calculated excess cash flow. As NTELOS Inc.’s leverage ratio was below 3.25:1.00 as of December 31, 2007, NTELOS Inc. is not required to make an excess cash flow payment in 2008.

NTELOS Inc. incurred an amendment fee and transaction costs of approximately $0.9 million in connection with this amendment and $0.9 million related to the First Lien Term Loan, the total of which are being amortized to interest expense over the remaining life of the First Lien Term Loan. Accordingly, NTELOS Inc. recorded a charge to interest expense of $0.3 and $0.1 million, respectively, for the year ended December 31, 2007 and the period from June 1, 2006 to December 31, 2006.

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

The aggregate maturities of long-term debt outstanding at December 31, 2007, excluding capital lease obligations, based on the contractual terms of the instruments are $6.3 million per year in 2008 and 2009, $153.6 million in 2010 and $446.6 million in 2011.

The Company’s blended average interest rate on its long-term debt as of December 31, 2007 and 2006 was 6.5% and 6.9%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles used in its operations with lease terms of four to five years. At December 31, 2007, the net present value of these future minimum lease payments is $1.4 million. As of December 31, 2007, the principal portion of these obligations are due as follows: $0.5 million in 2008, $0.3 million per year in 2009 and 2010, $0.2 million in 2011 and $0.1 million thereafter.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	January 14, 2005 (inception) through December 31, 2005
Cash payments for:
Interest (net of amounts capitalized)	$42,982	$50,421	$30,862
Income taxes	14,385	1,140	965
Cash received from income tax refunds	—	220	7,469
Supplemental financing disclosure:
Dividend declared not paid	8,833	—	—

Interest payments in the above table are net of $3.9 million and $3.1 million related to net interest received on the interest rate swap agreements for the year ended December 31, 2007 and 2006, respectively, and include $1.4 million related to interest paid on the interest rate swap agreements for the period January 14, 2005 through December 31, 2005. The amount of interest capitalized in the periods ending December 31, 2007, 2006 and 2005 was $0.6 million, $0.6 million and $0.3 million, respectively.

Note 6. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. The following is a summary by balance sheet category:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short-term maturity of those instruments. All cash equivalents are temporary cash investments with high credit quality financial institutions.

Long-Term Investments

At December 31, 2007 and 2006, the Company had an investment in CoBank, ACB (“CoBank”) of $0.4 million and $0.2 million, respectively, and miscellaneous other investments. All of the investments are carried under the cost method at December 31, 2007 and 2006.

Interest Rate Swaps

In February 2005, NTELOS Inc. entered into an interest rate swap agreement with a notional amount of $312.5 million in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. This swap agreement matures in February 2008 and involves the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 4.1066%. Variable rate payments are based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 5.36% on December 31, 2006 and 4.84% on December 31, 2007. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure to the Company. The amounts exchanged are based on the notional amounts and other terms of the swap.

On December 31, 2007 and December 31, 2006, the swap agreement had a fair value of $0.3 million and $3.9 million, respectively. The Company did not designate this swap as a cash flow hedge for accounting purposes and, therefore, records the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

The fair value of the interest rate swap agreement is based on a dealer quote. Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company is exposed to credit loss on its interest rate swap agreement to the extent the fair value of the swap is an asset. Therefore, at December 31, 2007, the Company’s credit exposure was $0.3 million.

The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the board of directors.

Debt Instruments

On December 31, 2007, the Company’s First Lien Term Loan totaled $612.8 million. Of this amount, $300.3 million was not subject to the swap agreement. Therefore, the Company has variable interest rate exposure related to this amount.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2007 and 2006.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
December 31, 2007
Nonderivatives:
Financial assets:
Cash and cash equivalents	$53,467		$53,467	$53,467
Long-term investments for which it is not practicable to estimate fair value	N/A		523	523
Financial liabilities:
Senior credit facility	612,773		612,773	605,113
Capital lease obligations	1,433		1,433	1,433
Derivatives relating to debt:
Interest rate swaps – asset	312,500	*	347	347

December 31, 2006
Nonderivatives:
Financial assets:
Cash and cash equivalents	44,180		44,180	44,180
Long-term investments for which it is not practicable to estimate fair value	N/A		294	294
Financial liabilities:
Senior credit facility	625,237		625,237	626,800
Capital lease obligations	1,286		1,286	1,286
Derivatives relating to debt:
Interest rate swaps – asset	$312,500	*	$3,874	$3,874

*	Notional amount

Note 7. Securities and Investments

At December 31, 2007 and 2006, the Company had an investment in CoBank, ACB (“CoBank”) with a carrying value of $0.4 million and $0.2 million, respectively, primarily related to patronage distributions of restricted equity. This is a required investment related to the portion of the First Lien Term Loan held by CoBank.

During 2006, the Company recognized a $1.7 million gain on sale of its Class C stock holdings in the Rural Telephone Bank for the stated liquidation value of $4.5 million.

Note 8. Stockholders’ Equity

During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of its common stock. Prior to the IPO, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument that was classified as a liability based on its attributes. In conjunction with the IPO, each share of Class L common stock and Class A common stock was converted into approximately 2.15 shares of Class B common stock, or 26.5 million shares of Class B common stock, and each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock. Additionally, on February 13, 2006, a $6.0 million outstanding Class L share distribution preference was converted into additional Class B shares.

The Class B common stock was issued with a $30 million ($1.13 per share) distribution preference which was paid in June 2006. All of the Class B shares were converted into shares of common stock on a one-for-one basis by December 31, 2006. In the fourth quarter of 2006, the Class B common stock was eliminated.

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

As a result of the acceleration in the expiration of the repurchase rights and option vesting, coupled with the continued increase in these instruments fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to other options to purchase common stock, discussed in Note 9) were $4.3 million for the year ended December 31, 2007, $13.2 million for the year ended December 31, 2006 and $3.7 million for the period May 2, 2005 through December 31, 2005. Future charges for non-cash compensation related to instruments outstanding at December 31, 2007 for the years 2008 through 2011 are estimated to be $2.0 million, $0.8 million, $0.6 million and $0.1 million, respectively.

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

The computations of basic and diluted earnings per share for the years ended December 31, 2007 and 2006 and the period January 14, 2005 (inception) through December 31, 2005 are as follows:

(In thousands)	2007	2006	2005
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$32,453	$(37,185)	$1,098

Denominator:
Total shares outstanding (after effect of split and conversion for all periods presented)	42,063	41,965	25,993
Less: unvested shares	(394)	(789)	(1,579)
Less: effect of calculating weighted average shares	(182)	(1,945)	(3,768)

Denominator for basic earnings per common share – weighted average shares outstanding	41,487	39,231	20,646
Plus: weighted average unvested shares	527	—	1,579
Plus: common stock equivalents of stock options exercised	301	—	209

Denominator for diluted earnings per common share – weighted average shares outstanding	42,315	39,231	22,434

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

Note 9. Stock Plans

The Company has an Equity Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. These two plans are together referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

For the year ended December 31, 2007, the Company issued 336,940 options under the Equity Incentive Plan, of which 219,440 were issued to officers, and 25,800 options under the Non-Employee Director Equity Plan. Options under these plans are issuable to employees or non-employee directors as applicable. For a majority of the options issued to officers in 2007, 50% vest on the second anniversary of the grant date, with 25% vesting on each of the third and fourth anniversary dates. All other employee options vest one-fourth annually beginning one year after the grant date and the non-employee director options cliff vest one year after the grant date. No options expired during the period.

Stock options must be granted under the Equity Incentive Plans at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Equity Incentive Plans may be exercised in compliance with such requirements as determined by a committee of the board of directors. New common shares are expected to be issued upon the exercise of options under the Equity Incentive Plans. All options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant.

The summary of the activity and status of the Equity Incentive Plans for the year ended December 31, 2007 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Extended Exercise Price
Stock options outstanding at January 1, 2007	339	$5.26	$1,786
Granted during the period	363	18.55	6,734
Exercised during the period	(92)	2.63	(242)
Forfeited during the period	(25)	8.09	(202)

Outstanding at December 31, 2007	585	$13.80	$8,076

Exercisable at December 31, 2007	75	$5.64	$423

Expected to vest at December 31, 2007	556	$13.67	$7,601

Weighted-average remaining contractual term of outstanding options at December 31, 2007	8.4 years
Weighted-average remaining contractual term of exercisable options at December 31, 2007	7.8 years

The weighted-average grant date fair value of stock options granted during 2007 and 2006 was $7.42 and $7.23, respectively. The stock options granted during 2005 had a weighted-average fair value as of January 1, 2006, the date SFAS No. 123R was adopted, of $11.25. The total intrinsic value of options exercised during 2007 and 2006 was $2.5 million and $1.6 million, respectively. No options were exercised during 2005. The total fair value of shares that vested during 2007 and 2006 was $1.1 million and $1.7 million, respectively. No shares vested during 2005.

As of December 31, 2007, the aggregate intrinsic value of exercisable stock options was $1.8 million and the intrinsic value of stock options outstanding and stock options expected to vest was $9.3 million and $8.8 million, respectively.

The summary of the activity and status of the common shares subject to repurchase rights (Note 8) for the year ended December 31, 2007 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Common shares subject to repurchase rights at January 1, 2007	789	$12.00
Number of shares whose repurchase rights expired during the year	(395)	12.00

Common shares subject to repurchase rights at December 31, 2007	394	$12.00

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company used peer group and other publicly available market data to estimate volatility assumptions for all years as the Company was not publicly traded until February of 2006 and did not have an adequate trading history to estimate its actual volatility. The expected option life represents the period of time that the options granted are expected to be outstanding and is also based on historical experience. The expected dividend yield is estimated based on the Company’s historical dividend yields at the date of the grant.

	2007	2006	2005
Risk-free interest rate	4.1% to 4.7%	4.4% to 4.8%	4.5% to 4.8%
Expected volatility	31.1% to 33.2%	30.1% to 69.1%	69.1%
Weighted-average expected volatility	32.3%	68.1%	N/A
Expected dividend yield	0% to 2.9%	0%	0%
Weighted-average expected dividend yield	0.1%	N/A	N/A
Expected term (years)	5 to 7 years	5 years	5 years

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which began with 200,000 shares available. This plan commenced in July 2006 and new common shares are issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During 2007 and 2006, 5,756 shares and 3,031 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in 2007 or 2006.

Note 10. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2007 and 2006 and for the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)	December 31, 2007	December 31, 2006	January 14, 2005 (inception) to December 31, 2005
Current tax expense:
Federal	$1,469	$2,623	$—
State	1,163	956	637

	2,632	3,579	637

Deferred tax expense:
Federal	18,130	7,274	3,337
State	3,649	1,337	617

	21,779	8,611	3,954

	$24,411	$12,190	$4,591

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2007 and 2006 and for the period January 14, 2005 (inception) through December 31, 2005:

(In thousands)	December 31, 2007	December 31, 2006	January 14, 2005 (inception) to December 31, 2005
Computed tax expense at statutory federal rate of 35%	$19,891	$1,752	$1,991
Nondeductible stock compensation	1,173	3,939	1,110
Nondeductible offering cost	199	—	—
Nondeductible equity loss	—	—	425
Advisory agreement termination fee	—	4,529	75
Nondeductible interest expense	—	468	—
State income taxes, net of federal income tax benefit	3,128	1,490	815
Other	20	12	175

	$24,411	$12,190	$4,591

During 2007 and 2006, the Company recognized a tax benefit of approximately $0.4 million and $0.2 million, respectively, in stockholders’ equity associated with the excess tax benefit to be realized by the company due to stock compensation plans. In addition, as more fully discussed in Note 11, the Company adopted FASB Statement No. 158 during 2006. During 2007 and 2006, the Company recognized a tax cost of $1.0 million and $0.3 million, respectively, in accumulated other comprehensive income associated with the reduction in various employee benefit plan liabilities in accordance with this standard.

Net deferred income tax assets and liabilities consist of the following components at December 31:

(In thousands)	2007	2006
Deferred income tax assets:
Retirement benefits other than pension	$4,278	$4,292
Pension	3,082	5,486
Net operating loss	49,257	47,045
Licenses	12,866	21,703
Debt issuance and discount	2,726	3,491
Accrued expenses	5,159	3,472
Other	1,358	262

	78,726	85,751

Deferred income tax liabilities:
Property and equipment	32,114	38,431
Intangibles	50,519	53,612
Interest rate swap	135	1,507

	82,768	93,550

Net deferred income tax liability	$4,042	$7,799

The Company has unused Net Operating Losses (“NOLs”) totaling $175.7 million at December 31, 2007 which are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $9.2 million per year in 2009 through 2020, $7.4 million in 2021 and $1.6 million per year from 2022 through 2027.

The Company resolved its uncertainty related to the interaction of the adjustment for realized built-in gains, built-in losses and the general carryforward provisions for unused annual NOL limits. This uncertainty existed at the time of our merger and thus the Company did not record a deferred tax asset of approximately $23.9 million for the benefit of approximately $61.4 million of our existing NOLs. In accordance with SFAS No. 109, this deferred tax benefit was reflected as a reduction to goodwill and an increase to the NOL deferred tax asset amount shown above. The increased available NOL amounts have also been included in the annual NOL utilization projections discussed above. In addition, the net operating loss deferred tax asset has been adjusted in 2007 to reflect the classification of deductions, existing as of the merger, that will be allowed as a result of our annual limitation discussed above.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $2.2 million in previously unrecognized benefits and increased our liability for other unrecognized benefits by $0.5 million resulting in a net increase to the January 1, 2007 retained earnings of $1.7 million. The Company accrued $0.2 million of interest on this obligation during 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$3,112
Additions for tax positions of prior years	—

Balance at December 31, 2007	$3,112

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. None of the unrecognized benefits are expected to be recognized during the next twelve months.

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

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2007 and 2006, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations, beginning of period	$48,290	$46,458	$11,109	$12,480
Service cost	2,796	2,881	140	164
Interest cost	2,739	2,498	628	671
Actuarial gain	(290)	(1,535)	(281)	(1,859)
Benefits paid	(2,012)	(2,012)	(469)	(347)

Benefit obligations, end of period	$51,523	$48,290	$11,127	$11,109

Change in plan assets:
Fair value of plan assets, beginning of period	$33,044	$26,342	$—	$—
Actual return on plan assets	4,916	2,380	—	—
Employer contributions	6,000	6,335	469	347
Benefits paid	(2,012)	(2,012)	(469)	(347)

Fair value of plan assets, end of period	$41,948	$33,045	$—	$—

Funded status:
Liability at December 31,	$(9,575)	$(15,245)	$(11,127)	$(11,109)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2007 and 2006 was $43.9 million and $40.4 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.

The following table provides the components of net periodic benefit cost for the plans for the year ended December 31, 2007 and 2006 and for the period May 2, 2005 through December 31, 2005:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$2,796	$2,881	$1,821	$140	$164	$102
Interest cost	2,739	2,498	1,646	628	671	371
Recognized net actuarial loss	—	—	—	—	87	—
Expected return on plan assets	(2,994)	(2,519)	(1,465)	—	—	—

Net periodic benefit cost	$2,541	$2,860	$2,002	$768	$922	$473

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Unrecognized actuarial gains in 2007 were $1.4 million, net of $0.9 million of deferred tax asset, and $0.3 million, net of $0.1 million deferred tax asset, for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial gains recorded in accumulated other comprehensive income at December 31, 2007 related to these respective plans was $2.8 million, net of $1.8 million deferred tax asset, and less than $0.1 million, net of deferred tax asset.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2007 and 2006 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Discount rate	6.25%	5.80%	6.25%	5.80%
Rate of compensation increase	3.50%	3.50%	—%	—%

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the year ended December 31, 2007 and 2006 and for the period May 2, 2005 through December 31, 2005 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.80%	5.50%	5.50%	5.80%	5.50%	5.50%
Expected return on plan assets	8.50%	8.50%	8.75%	—%	—%	—%
Rate of compensation increase	3.50%	3.50%	3.50%	—%	—%	—%

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

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually each year to a rate of 5.0% for 2011 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect to the net periodic postretirement health care benefit cost and obligation of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, would be a $0.1 million increase and a $1.4 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and $1.1 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2007, which was in line with the expected long-term rate of return assumptions for the respective periods.

As of December 31, 2007, the weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	74%	75%
Bond securities	26%	25%

Total	100%	100%

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

The Company expects to contribute $5.4 million to the pension plan in 2008.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2008	$1,947	$570
2009	2,058	605
2010	2,170	666
2011	2,293	707
2012	2,451	719
2013-2017	$15,594	$3,816

Other benefit plans

The Company also sponsors a supplemental executive retirement plan and certain other nonqualified defined benefit pension plans assumed by NTELOS Inc. in a prior merger. The accumulated benefit obligation of the Company’s nonqualified pension plans were $8.2 million and $7.7 million at December 31, 2007 and 2006, respectively. The total expense recognized related to these plans was $0.9 million for the year ended December 31, 2007, $0.5 million for the year ended December 31, 2006 and $0.8 million for the period May 2, 2005 through December 31, 2005. These nonqualified plans have no plan assets and are also closed to new participants.

The Company recognized $0.1 million of previously unrecognized loss related to the supplemental executive retirement plan in 2007. Unrecognized actuarial losses in 2007 were less than $0.1 million, net of deferred tax liability. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2007 and 2006 related to these plans was $0.8 million, net of $0.5 million of deferred tax liability. The total expense to be recognized in 2008 for all nonqualified pension plans is approximately $0.9 million and the estimated payments are expected to be approximately $0.4 million.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $1.3 million for the year ended December 31, 2007, $1.2 million for the year ended December 31, 2006 and $0.7 million for the period May 2, 2005 through December 31, 2005.

The Company has classified the projected amount to be paid in 2008 and 2007 of $1.0 million and $0.9 million, respectively, related to the other postretirement benefit plans and the nonqualified pension plans in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheets at December 31, 2007 and 2006.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 is presented in the following table (in thousands). The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statements of Income for the year ended December 31, 2006 and has no effect on any prior or future period operating results of the Company.

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

Note 12. Commitments and Contingencies

Operating Leases

Rental expense for all operating leases was $25.2 million for the year ended December 31, 2007, $23.2 million for the year ended December 31, 2006 and $13.9 million for the period May 2, 2005 through December 31, 2005. The total amount committed under these lease agreements at December 31, 2007 is: $23.4 million in 2008, $21.6 million in 2009, $16.5 million in 2010, $11.5 million in 2011, $8.1 million in 2012 and $22.5 million for the years thereafter.

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

In connection with the planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company has entered into a three-year vendor agreement to purchase network equipment. The Company expects to spend approximately $88 million under this agreement, of which approximately $34.9 million of assets have been received as of December 31, 2007. Under the vendor agreement, the Company receives significant current purchase volume discounts which ultimately are conditional on spending at or above the $88 million noted above.

The Company has other purchase commitments relating to capital expenditures totaling $16.6 million as of December 31, 2007, which are expected to be satisfied during 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors

NTELOS Inc.:

We have audited the accompanying consolidated statements of operations, cash flows, and shareholder’s equity (deficit) of NTELOS Inc. and subsidiaries (the Predecessor Company) for the period January 1, 2005 to May 1, 2005. These consolidated financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company for the period January 1, 2005 to May 1, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 2 to the consolidated financial statements, effective May 2, 2005, the Predecessor Company became a wholly-owned subsidiary of NTELOS Holdings Corp.

/s/ KPMG LLP

October 6, 2005

Richmond, Virginia

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Consolidated Statements of Operations

(In thousands except per share amounts)	January 1, 2005 through May 1, 2005
Operating Revenues	$126,360

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	40,470
Customer operations	29,270
Corporate operations	8,259
Depreciation and amortization	23,799
Gain on sale of assets	(8,742)
Accretion of asset retirement obligations	252
Capital and operational restructuring charges	15,403

108,711

Operating Income	17,649

Other Income (Expenses)
Interest expense	(11,499)
Other income	270

(11,229)

6,420
Income Tax Expense	8,150

(1,730)

Minority Interests in Losses of Subsidiaries	13

Net Loss	$(1,717)

Basic and Diluted Loss per Common Share:
Loss per share – basic	$(0.21)
Loss per share – diluted	$(0.21)

Average shares outstanding – basic	8,020
Average shares outstanding – diluted	8,020

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Consolidated Statements of Cash Flows

(In thousands)	January 1, 2005 through May 1, 2005
Cash flows from operating activities
Net loss	$(1,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of assets	(8,742)
Non-cash restructuring and reorganization items	300
Depreciation	22,183
Amortization	1,616
Accretion of asset retirement obligations	252
Retirement benefits and other	9,793
Amortization of loan origination costs	180
Changes in assets and liabilities from operations, net of effect of acquisitions and dispositions:
Increase in accounts receivable, net	(3,418)
Increase in inventories and supplies	(449)
Increase in other current assets	(1,052)
Changes in income taxes	196
Decrease in accounts payable	(2,921)
Increase in other current liabilities	8,107
Retirement benefit contributions and distributions	(7,980)

Net cash provided by operating activities before reorganization items	16,348
Operating cash flows from reorganization items – Professional fees paid for services rendered in connection with the Chapter 11 proceeding	(24)

Net cash provided by operating activities	16,324

Cash flows from investing activities
Purchases of property, plant and equipment	(20,099)
Proceeds from sale of property, plant and equipment, investments and radio spectrum licenses	28,620
Investment in restricted cash	(24,955)

Net cash used in investing activities	(16,434)

Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000
Loan repayments associated with debt refinancing	(171,328)
Payments on senior secured term loans	(7,713)
Payments under lines of credit (net) and other debt instruments	(556)
Payments on deferred liabilities – interest rate swap	(4,748)
Tender offer repurchase of common stock, warrants and common stock options	(439,997)
Debt issuance costs	(12,766)

Net cash used in financing activities	(12,108)

Decrease in cash and cash equivalents	(12,218)
Cash and cash equivalents:
Beginning of period	34,187

End of period	$21,969

See accompanying Notes to Consolidated Financial Statements.

NTELOS Inc. and Subsidiaries

(Predecessor Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock		Warrants	Retained Earnings	Total Shareholders’ Equity (Deficit)
(In thousands)	Shares	Amount
Balance, December 31, 2004	13,759	$272,049	$3,150	$42,982	$318,181

Comprehensive Loss:
Net loss				(1,717)	(1,717)
Tender offer repurchase of stock, warrants and stock options	(10,364)	(437,625)	(2,372)		(439,997)
Tax benefit related to stock option repurchase		7,829			7,829

Balance, May 1, 2005	3,395	$(157,747)	$778	$41,265	$(115,704)

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

Nonrefundable PCS activation fees and the portion of the activation costs directly related to acquiring new customers (primarily activation costs and sales commissions) are deferred and recognized ratably over the estimated life of the customer relationship ranging from 12 to 24 months. Similarly, in the RLEC and competitive wireline segments the Company charges nonrefundable activation fees for certain new service activations. Such activation fees are deferred and recognized ratably over 5 years. Direct activation costs exceed activation revenues in all cases. The Company defers direct activation costs up to but not in excess of the related deferred revenue.

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

Revenue and costs for activations at third party retail locations and related to the Company’s segments other than wireless continue to be deferred and amortized over the estimated lives as prescribed by Securities and Exchange Commission’s Staff Accounting Bulletin 101 as amended by staff accounting Bulletin 104 (collectively referred to as “SAB No. 104”). The adoption of EITF No. 00-21 had the effect of increasing equipment revenue and related customer operations expenses for the period January 1, 2005 through May 1, 2005 by $0.6 million. These revenues and costs otherwise would have been deferred and amortized.

TRADE ACCOUNTS RECEIVABLE: The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain of its sales. The Company maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expenses in customer operations expense in the consolidated statement of operations. Bad debt expense for the period January 1, 2005 through May 1, 2005 was $2.3 million.

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

Goodwill, franchise rights and radio spectrum licenses are considered indefinite lived intangible assets. Indefinite lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. Trademarks are amortized over 15 years and customer intangibles are amortized over 5 to 25 years. Amortization for other intangibles for the period January 1, 2005 to May 1, 2005 was $1.6 million.

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

The Company reported depreciation charges related to the retirement obligation assets and accretion expenses related to the asset retirement obligations for the period January 1, 2005 through May 1, 2005 of $0.2 million and $0.3 million, respectively.

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

The Company had deferred financing costs associated with previous financings. Amortization of these costs for the period January 1, 2005 to February 23, 2005 was $0.3 million.

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

Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company’s (loss) income applicable to common shares would have been as follows:

(In thousands, except per share data)	January 1, 2005 through May 1, 2005
Net loss, as reported	$(1,717)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	740

Net loss, pro forma	$(2,457)

Loss per common share:
Basic (as reported)	$(0.21)
Basic (pro forma)	$(0.31)
Diluted (as reported)	$(0.21)
Diluted (pro forma)	$(0.31)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0%; risk-free interest rate of 2.5% for all periods in 2004 through May 1, 2005 and expected life of 5 years for all periods in 2004 through 2005.

LOSS PER COMMON SHARE: The loss per share amounts are calculated in accordance with SFAS No. 128. Basic and diluted loss per share is presented for loss applicable to common shares before cumulative effect for accounting change and for loss applicable to common shares. The numerator for both basic and diluted loss per share is net of the dividend requirements and reorganization items on preferred stock. For basic loss per common share, the denominator is the weighted average number of common shares outstanding during the year. For diluted loss per common share, the denominator is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental shares of common stock issuable upon the conversion of the convertible notes (using the if-converted method). Common equivalent shares are excluded from the calculation since their effect is anti-dilutive and thus, the denominator for the diluted per common share calculation is average basic shares outstanding, as using average diluted shares outstanding would result in an antidilutive effect.

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

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a Strategic Network Alliance with Sprint Nextel, which West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and NTELOS Inc. entered into in June 2004. Prior to this, the Company had a wholesale network access agreement with Horizon Personal Communications, Inc., a Sprint affiliate (Note 13). Revenue from these wholesale service agreements was $19.9 million for the period from January 1, 2005 through May 1, 2005.

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

Competitive wireline: In addition to the RLEC services, the Company directly or indirectly owns 1,900 route-miles of fiber optic network and provides transport services for long distance, Internet and private network services. Much of this network is located in regions that the Company sells products and services or provides connections for and between markets the Company serves. The Company’s network is connected and marketed through Valley Network Partnership (“ValleyNet”), a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Ashland, KY.

The Company also offers competitive local exchange carrier (“CLEC”) services. Through its wholly-owned subsidiaries certified in Virginia, West Virginia and Tennessee, it currently provides CLEC service in 16 geographic markets. The Company has a facilities-based strategy, offering broadband service applications such as Ethernet, PRI connections and competitive access utilizing its fiber network. Also within this segment, the Company provides Internet access services through a local presence in 54 markets in Virginia, West Virginia and Tennessee. The Company’s focus with internet has shifted to concentrate efforts on broadband service offerings. Metro Ethernet, dedicated high-speed access, integrated access, digital subscriber line (“DSL”) and portable broadband are the primary broadband products. These operations are managed as one consolidated operation within a single segment due to the interdependence of network and other assets and functional support.

Other: Other communications services includes certain unallocated corporate related items, as well as results from the Company’s paging and other communication services, which are not considered separate reportable segments. Total unallocated corporate operating expenses were $0.9 million for the period January 1, 2005 through May 1, 2005. In addition, restructuring charges were $15.4 million for the period January 1, 2005 through May 1, 2005.

The Company has one customer that accounted for greater than 10% of its revenue during the 2005 period ended

May 1, 2005. Revenue from this customer was primarily derived from a wireless PCS wholesale contract and RLEC and competitive wireline segments’ network access. The percent of operating revenue from this customer for the Predecessor Company periods January 1, 2005 through May 1, 2005 was approximately 18%.

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

Note 7. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the period indicated below.

(In thousands)	January 1, 2005 through May 1, 2005
Cash payments for:
Interest	$7,829
Income taxes, net of refunds received	103

Within the cash payments for interest amounts in the above table, $1.1 million relates to interest paid on the interest rate swap agreements for the period January 1 through May 1, 2005.

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

Note 8. Financial Instruments – Interest Rate Swaps

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

Note 9. Income Taxes

The components of income tax expense are as follows for the period indicated below:

(In thousands)	January 1, 2005 through May 1, 2005
Current tax expense:
Federal	$—
State	379

379

Deferred tax expense:
Federal	6,082
State	1,264
Valuation allowance for temporary differences	425

7,771

$8,150

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows:

(In thousands)	January 1, 2005 through May 1, 2005
Computed tax expense at statutory rate of 35%	$2,252
Nondeductible reorganization items	4,405
State income taxes, net of federal income tax benefit	1,068
Valuation allowance for temporary differences	425

$8,150

Income tax expense for 2005 relates primarily to state minimum taxes.

Subsequent to emergence from bankruptcy in 2003 and through the effective date of our merger (Note 2), the Company has incurred additional NOL’s of approximately $84.9 million. These NOLs, in addition to amounts which are subject to the first limitation, are subject to an annual limitation of $1.6 million (prior to adjustment for realized built-in gains occurring after the merger). Due to the limited carryforward life of NOLs and the amount of the annual limitation, it is unlikely that we will be able to realize in excess of $43 million of NOLs existing prior to our emergence from bankruptcy. However, the NOLs that accumulated since our emergence are expected to be realized due to the anticipation of recognizing certain built-in gains in future periods.

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

Note 11. Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB’s”) for its employees. The following tables provide the components of net periodic benefit cost for the plans:

Defined Benefit Pension Plan
(In thousands)	January 1, 2005 through May 1, 2005
Components of net periodic benefit cost:
Service cost	$760
Interest cost	739
Expected return on plan assets	(711)
Recognized net actuarial gain	10

Net periodic benefit cost	$798

Other Postretirement Benefit Plan
(In thousands)	January 1, 2005 through May 1, 2005
Components of net periodic benefit cost:
Service cost	$44
Interest cost	190
Recognized net actuarial gain	(14)

Net periodic benefit cost	$220

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

The following table provides the assumptions used in the measurements of the Company’s net cost for the Consolidated Statement of Operations:

Defined Benefit Pension Plan
January 1, 2005 through May 1, 2005
Discount rate	6.00%
Expected return on plan assets	9.00%
Rate of compensation increase	3.50%

Other Postretirement Benefit Plan
January 1, 2005 through May 1, 2005
Discount rate	6.00%

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

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $0.3 million for the period January 1, 2005 through May 1, 2005.

Note 12. Stock Plans

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

A summary of the activity and status of the Plans for the period ended May 1, 2005 is as follows:

January 1, 2005 through May 1, 2005
(In thousands except per option amounts)	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,296,245	$19.77
Granted	—	—
Exercised	(1,296,245)	19.77
Forfeited	—	—
Outstanding at end of period	—	—
Exercisable at end of period	—	$—
Weighted average fair value per option of options granted during the period	N/A

Note 13. Commitments and Contingencies

Operating Leases

The Company has several operating leases for administrative office space, retail space, tower space, channel rights and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. The leases for channel rights related to the Company’s MMDS spectrum, formerly used by the wireless cable operations and currently used to deliver a portable broadband Internet service in certain markets, have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for all operating leases was $6.2 million for the period January 1, 2005 through May 1, 2005.

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

Note 14. Capital and Operational Restructuring Charges

During the period January 1, 2005 through May 1, 2005, the Company recorded $15.4 million of capital restructuring charges. These charges relating to legal, financial and consulting costs, accelerated payout of certain retirement obligations, and retention related costs, all of which are directly attributable to the refinancing and merger transactions. In addition to this, the Company incurred $12.8 million of debt issuance costs associated with the new first and second lien term loans which were capitalized and were being amortized over the life of the loans but which were subsequently eliminated through purchase accounting.

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share from continuing operations for the period presented were as follows:

(In thousands)	January 1, 2005 through May 1, 2005
Numerator:
Numerator for basic loss per share – Net Loss	$(1,717)

Denominator:
Denominator for basic and diluted loss per common share – weighted average shares outstanding	8,020

Note 16. Quarterly Financial Information (Unaudited)

Quarterly financial information for the periods January 1, 2005 through May 1, 2005 is presented below:

(In thousands)	First Quarter	April 1, 2005 to May 1, 2005
2005
Operating revenues	$93,053	$33,307
Operating income	17,155	494
Net income (loss)	4,917	(6,634)
Depreciation and amortization	17,504	6,295
Accretion of asset retirement obligations	189	63
Gain on sale of assets [1]	(5,246)	(3,496)
Capital restructuring charges	5,199	10,204

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s report on internal control over financial reporting is included below.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with management’s and our directors’ authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years ended December 31, 2007 and 2006 and the period January 14, 2005 (inception) through December 31, 2005, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 28, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2008 to be filed with the Commission pursuant to Regulation 14A.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Warrants (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
Equity Incentive Plan	541,824	$13.63	1,745,552
Non-Employee Director Equity Plan	43,000	$15.89	357,000
Employee Stock Purchase Plan	—	$—	191,213
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	584,824	$13.80	2,293,765

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

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Transaction Agreement dated as of January 18, 2005 by and among NTELOS Inc., Project Holdings Corp., Project Merger Sub Corp. and certain shareholders of Project Holdings Corp. signatories thereto (as amended by Amendment No. 1 dated as of January 24, 2005).

2.3(1)	Plan of Conversion of Project Holdings LLC (predecessor of NTELOS Holdings Corp.) dated April 27, 2005.

2.5(3)	Agreement and Plan of Merger by and between Holdings and NTELOS Merger Corp.

3.1(3)	Amended and Restated Certificate of Incorporation of Holdings.

3.2(3)	Amended and Restated By-laws of Holdings.

4.3(3)	Amended and Restated Shareholders Agreement by and among Holdings and the shareholders listed on the signature pages thereto.

10.1(4)	Amended and Restated Credit Agreement, dated as of June 1, 2006.

10.2(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and James S. Quarforth (including amendment thereto).

10.3(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Michael B. Moneymaker (including amendment thereto).

10.4(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Carl A. Rosberg (including amendment thereto).

10.5(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and David R. Maccarelli (including amendment thereto).

10.6(3)	Employment Agreement, dated as of May 2, 2005, between NTELOS Inc. and Mary McDermott (including amendment thereto).

10.7(3)	Holdings Amended and Restated Equity Incentive Plan.

10.8(3)	Holdings Employee Stock Purchase Plan, as amended.

10.9(7)	Resale Agreement, dated as of July 31, 2007, and effective as of July 1, 2007, by and among the West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation.

10.10(3)	Holdings Non-Employee Director Equity Plan.

10.11(5)	Holdings 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.

10.12(3)	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.13(2)	Form of Award Agreement under Holdings Non-Employee Director Equity Plan.

10.14(6)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of March 9, 2007.

10.15(8)	General Agreement for Purchase of Personal Communications Services Systems, dated and effective as of August 3, 2007 between NTELOS Inc. and Lucent Technologies Inc.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed November 15, 2005.
(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed January 26, 2006.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005
(4)	Filed as an exhibit to Current Report on Form 8-K filed June 1, 2006.
(5)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(6)	Filed as an exhibit to Current Report on Form 8-K filed March 12, 2007.
(7)	Filed as an exhibit to Current Report on Form 8-K filed August 2, 2007.
(8)	Filed as an exhibit to Current Report on Form 8-K filed August 3, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James S. Quarforth	President, Chief Executive Officer and Chairman of	February 28, 2008
James S. Quarforth	the Board of Directors (principal executive officer)

/s/ Michael B. Moneymaker	Executive Vice President, Chief Financial Officer,	February 28, 2008
Michael B. Moneymaker	Treasurer and Secretary (principal financial and accounting officer)

/s/ Timothy Biltz	Director	February 28, 2008
Timothy Biltz

/s/ Daniel Heneghan	Director	February 28, 2008
Daniel Heneghan

/s/ Eric Hertz	Director	February 28, 2008
Eric Hertz

/s/ Michael Huber	Director	February 28, 2008
Michael Huber

/s/ Julia North	Director	February 28, 2008
Julia North

/s/ Henry Ormond	Director	February 28, 2008
Henry Ormond

/s/ Jerry Vaughn	Director	February 28, 2008
Jerry Vaughn