Form 10-Q
period 2008-03-31
NTELOS HOLDINGS CORP
filed 2008-05-02
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

There were 42,095,876 shares of the registrant’s common stock outstanding as of the close of business on May 1, 2008.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	March 31, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$52,627	$53,467
Accounts receivable, net of allowance of $13,455 ($14,004 in 2007)	45,673	45,543
Inventories and supplies	4,731	7,693
Other receivables	3,548	4,184
Income tax receivable	9,305	11,753
Prepaid expenses and other	8,909	7,944

	124,793	130,584

Securities and Investments
Interest rate swap	—	347
Securities and investments	588	523

	588	870

Property, Plant and Equipment
Land and buildings	39,153	38,513
Network plant and equipment	466,612	458,874
Furniture, fixtures and other equipment	46,693	44,422

Total in service	552,458	541,809
Under construction	65,595	54,401

	618,053	596,210
Less accumulated depreciation	214,592	193,306

	403,461	402,904

Other Assets
Goodwill	127,637	127,637
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $40,264 ($37,149 in 2007)	82,786	85,901
Radio spectrum licenses in service	114,135	114,180
Radio spectrum licenses not in service	19,651	19,641
Deferred charges and other assets	4,326	4,771

	380,535	384,130

	$909,377	$918,488

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2008	December 31, 2007
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,715	$6,751
Accounts payable	25,708	31,525
Dividends payable	8,839	8,833
Advance billings and customer deposits	18,384	17,809
Accrued payroll	4,577	12,929
Accrued interest	2,782	70
Accrued operating taxes	3,390	3,067
Other accrued liabilities	3,827	3,836

	74,222	84,820

Long-term Liabilities
Long-term debt	605,941	607,455
Retirement benefits	23,991	27,860
Deferred income taxes	7,367	4,042
Interest rate swap	2,832	—
Other long-term liabilities	19,334	19,218
Income tax payable	3,421	3,325

	662,886	661,900

Minority Interests	446	428

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,092 shares issued and outstanding (42,063 in 2007)	421	421
Additional paid in capital	163,531	162,304
Retained earnings	5,822	6,603
Accumulated other comprehensive income	2,049	2,012

	171,823	171,340

	$909,377	$918,488

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

(In thousands except per share amounts)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Operating Revenues	$132,249	$121,575

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	42,857	39,347
Customer operations	26,627	25,618
Corporate operations	8,379	8,143
Depreciation and amortization	28,014	20,099
Accretion of asset retirement obligations	228	175

	106,105	93,382

Operating Income	26,144	28,193

Other Income (Expenses)
Interest expense	(8,815)	(11,030)
Loss on interest rate swap	(3,179)	(928)
Other income	444	742

	(11,550)	(11,216)

	14,594	16,977

Income Tax Expense	6,055	7,222

	8,539	9,755
Minority Interests in (Earnings) Losses of Subsidiaries	(17)	4

Net Income	$8,522	$9,759

Basic and Diluted Earnings per Common Share:
Income per share – basic	$0.20	$0.24
Income per share – diluted	$0.20	$0.23

Weighted average shares outstanding – basic	41,670	41,185
Weighted average shares outstanding – diluted	42,232	42,212

Cash dividends declared per share – common stock	$0.21	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Cash flows from operating activities
Net income	$8,522	$9,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,899	16,548
Amortization	3,115	3,551
Accretion of asset retirement obligations	228	175
Deferred income taxes	3,607	3,341
Loss on interest rate swap instrument	3,179	928
Common stock and stock options non-cash compensation expense	1,160	1,019
Amortization and write-off of loan origination costs and debt discount	94	190
Retirement benefits and other	1,259	1,040
Changes in assets and liabilities from operations:
Increase in accounts receivable	(130)	(404)
Decrease in inventories and supplies	2,962	628
Increase in other current assets	(329)	(1,745)
Changes in income taxes	2,448	3,881
Decrease in accounts payable	(5,817)	(3,622)
Decrease in other current liabilities	(4,715)	(4,173)
Retirement benefit contributions and distributions	(5,582)	(6,198)

Net cash provided by operating activities	34,900	24,918

Cash flows from investing activities
Purchases of property, plant and equipment	(25,476)	(16,095)
Other	45	—

Net cash used in investing activities	(25,431)	(16,095)

Cash flows from financing activities
Repayments on senior secured term loans	(1,572)	(7,749)
Cash dividends paid on common stock	(8,833)	—
Debt and equity issuance costs	—	(931)
Proceeds from stock option exercises and employee stock purchase plan	64	47
Other	32	(93)

Net cash used in financing activities	(10,309)	(8,726)

(Decrease) increase in cash and cash equivalents	(840)	97
Cash and cash equivalents:
Beginning of period	53,467	44,180

End of period	$52,627	$44,277

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2008 and for the quarter ended March 31, 2007 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. The Company believes that no impairment indicators exist as of March 31, 2008 that would require us to perform impairment testing.

During the first quarter of 2008, the Company recorded approximately $7.9 million of accelerated depreciation related to equipment scheduled to be replaced or redeployed early in connection with the Company’s planned Evolution-Data Optimized Revision A (“EV-DO”) network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory by 2009. The impact of this accelerated depreciation was a reduction of $7.9 million to operating income, a reduction of $4.8 million to net income and a reduction of $0.12 and $0.11 to basic and diluted earnings per share, respectively. The total net book value of the related equipment subject to early retirement was approximately $80 million as of August 1, 2007, the date the Company made the decision regarding the technology upgrade, and is approximately $47.4 million as of March 31, 2008.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1st and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that there has been no significant adverse events or changes in circumstances during the first quarter of 2008 which would require testing as of March 31, 2008.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At March 31, 2008 and December 31, 2007, other intangibles were comprised of the following:

		2008		2007
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$38,384	$113,400	$35,430
Trademarks	14 to 15 yrs.	$9,650	$1,880	$9,650	$1,719

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for the quarter ended March 31, 2008 and 2007 was $3.1 million and $3.6 million, respectively.

Amortization expense for the remainder of 2008 and the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2008	$8,151	$484	$8,635
2009	10,750	645	11,395
2010	10,750	645	11,395
2011	10,750	645	11,395
2012	10,093	645	10,738
2013	$9,764	$645	$10,409

Share-Based Compensation

The Company accounts for share-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.

Total share-based compensation expense related to all of the Company’s share-based awards for the quarter ended March 31, 2008 and 2007 was allocated as follows:

(In thousands)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Cost of sales and services	$100	$93
Customer operations	146	140
Corporate operations	914	786

Share-based compensation expense	$1,160	$1,019

Derivatives and Hedging Activities

The Company adopted FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. The Company accounts for its interest rate swap instrument outstanding on March 31, 2008 under the provisions of SFAS No. 133 which requires that this instrument be recorded at fair value on its consolidated balance sheet. The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve. The Company’s valuation techniques for this instrument are considered level two fair value measurements within the SFAS No. 157 fair value hierarchy. The fair value determined at March 31, 2008 was a liability of $2.8 million.

Pension Benefits and Retirement Benefits Other Than Pensions

For the quarters ended March 31, 2008 and 2007, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

(In thousands)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Service cost	$686	$699
Interest cost	786	685
Expected return on plan assets	(956)	(749)

Net periodic benefit cost	$516	$635

For the quarters ended March 31, 2008 and 2007, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

(In thousands)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Service cost	$31	$35
Interest cost	170	157

Net periodic benefit cost	$201	$192

The total expense recognized for the Company’s nonqualified pension plan for the quarters ended March 31, 2008 and 2007 was $0.3 million for each respective period. For the quarters ended March 31, 2008 and 2007, less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

The Company applied the measurement date provisions required by SFAS No. 158 for its Pension Plan, Other Postretirement Benefit plan and nonqualified pension plan in the quarter ended March 31, 2008. The Company elected to continue to use the measurements determined for the prior fiscal year-end reporting based on a September 30, 2007 measurement date to estimate the effects of the change and, accordingly, an adjustment was made to retained earnings for the portion of the net periodic benefit cost relating to the period between September 30, 2007 and December 31, 2007. The effects of this change are reported in the Statement of Stockholders’ Equity included in Note 7.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services.

The Company has one customer, Sprint Nextel, which accounted for 20.4% and 21.3% of the Company’s total revenue for the quarter ended March 31, 2008 and 2007, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
As of and for the quarter ended March 31, 2008
Operating revenues	$101,913	$14,435	$15,746	$155	$—	$132,249
Intersegment revenues(1)	54	1,520	1,039	9	(2,622)	—
Operating income (loss)	18,488	7,021	3,235	(2,600)	—	26,144
Depreciation and amortization	21,228	3,561	3,203	22	—	28,014
Accretion of asset retirement obligations	208	3	14	3	—	228
Non-cash compensation charges	—	—	—	1,160	—	1,160

Goodwill	77,769	33,348	16,520	—	—	127,637

Total segment assets	$503,464	$194,189	$107,198	$1,097	$—	$805,948
Corporate assets						103,429

Total assets						$909,377

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the quarter ended March 31, 2007
Operating revenues	$91,592	$15,379	$14,406	$198	$—	$121,575
Intersegment revenues(1)	41	1,348	865	8	(2,262)	—
Operating income (loss)	21,144	7,805	1,822	(2,578)	—	28,193
Depreciation and amortization	13,560	3,503	3,005	31	—	20,099
Accretion of asset retirement obligations	157	4	12	2	—	175
Non-cash compensation charges	—	—	—	1,019	—	1,019
Secondary offering costs	$—	$—	$—	$500	$—	$500

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The “Other” segment is comprised of the paging and communications services operations. Additionally, certain unallocated corporate related items that do not provide direct benefit to the operating segments are included in the “Other” segment. For the quarter ended March 31, 2008, total unallocated corporate operating expenses were $1.4 million. Additionally, the Company recorded non-cash compensation of $1.2 million for the quarter ended March 31, 2008, which was not allocated. For the quarter ended March 31, 2007, total unallocated corporate operating expenses were $1.0 million. Additionally, the Company recorded $1.0 million of non-cash compensation and $0.5 million of secondary offering costs in the first quarter of 2007, which were not allocated. Depreciation expense related to corporate assets is allocated to the operating segments and was $1.3 million for the quarter ended March 31, 2008 and was $1.0 million for the quarter ended March 31, 2007.

Note 4. Long-Term Debt

As of March 31, 2008 and December 31, 2007, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007
First lien term loan	$611,201	$612,773
Capital lease obligations	1,455	1,433

	612,656	614,206

Less: current portion of long-term debt	6,715	6,751

Long-term debt	$605,941	$607,455

Long-term debt, excluding capital lease obligations

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (“Amended Credit Agreement”). In addition to the First Lien Term Loan outstanding noted in the table above, the Amended Credit Agreement also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), none of which has ever been drawn upon.

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate for periods in which NTELOS Inc.’s leverage ratio is equal to or less than 4.00:1.00 as measured at the end of each quarter and interest at rates 25 basis points higher if the leverage ratio exceeds 4:00:1:00. At March 31, 2008, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.87:1.00.

The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket is increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and is decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. The amount of the restricted payment basket was $41.1 million as of March 31, 2008, which was subsequently reduced by the $8.8 million dividend paid on April 11, 2008.

The aggregate maturities of long-term debt outstanding at March 31, 2008 based on the contractual terms of the instruments are $4.7 million for the remainder of 2008, $6.3 million for 2009, $153.6 million in 2010 and $446.6 million in 2011.

The Company’s blended average interest rate on its long-term debt as of March 31, 2008 was 5.4%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Cash payments for:
Interest (net of amounts capitalized)	$5,735	$10,948
Income taxes	7	11
Cash received from income tax refunds	13	—
Supplemental financing disclosure:
Dividend declared not paid	$8,839	$6,303

Interest payments in the above table are net of $0.4 million and $1.0 million related to net interest received on the interest rate swap agreements for the quarter ended March 31, 2008 and 2007, respectively. The amount of interest capitalized in the quarter ending March 31, 2008 and 2007 was $0.2 million and $0.1 million, respectively.

Note 6. Derivatives and Hedging Activities

In February 2008, NTELOS Inc. entered into an interest rate swap agreement which commences September 1, 2008 and extending through March 1, 2010 in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The interest rate swap has a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 2.70% on March 31, 2008. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan will result in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

NTELOS Inc. was also a party to an interest rate swap agreement that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 5.35% on March 31, 2007.

At March 31, 2008, NTELOS had an interest rate swap recorded at fair value of a $2.8 million liability, $1.8 million of which represents projected interest rate differences in the next twelve months. During the quarter ended March 31, 2008, the counterparty to the interest rate swap experienced liquidity problems and signed a merger agreement with another prominent financial institution. We did not adjust the fair value assigned to the swap agreement for this risk as the $2.8 million liability represents projected payments due to the counterparty.

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, records the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods.

Note 7. Stockholders’ Equity

On February 28, 2008, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.21 per share (totaling $8.8 million), which was paid on April 11, 2008 to stockholders of record on March 20, 2008.

On October 25, 2007, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.21 per share (totaling $8.8 million), which was paid on January 10, 2008 to stockholders of record on December 20, 2007.

During the first quarter of 2006, the Company completed an initial public offering (“IPO”) of 15.4 million shares of its common stock. Prior to the IPO, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument that was classified as a liability based on its attributes. In conjunction with the IPO, each share of Class L common stock and Class A common stock was converted into approximately 2.15 shares of Class B common stock, or 26.5 million shares of Class B common stock, and each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock. All of the Class B shares were converted into shares of common stock on a one-for-one basis by December 31, 2006. In the fourth quarter of 2006, the Class B common stock was eliminated.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock and substantially all of the options became 25% vested on that date. The repurchase rights continued related to the remaining 50% of the original Class A instruments that were converted to common stock, with half expiring on May 2, 2007 and the remaining expiring on May 2, 2008.

Non-cash compensation charges related to these instruments after the IPO were determined on the IPO date and are being recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation (including charges relating to other options to purchase common stock, discussed in Note 8) were $1.2 million for the first quarter of 2008 and $1.0 million for the first quarter of 2007. Future charges for non-cash compensation related to instruments outstanding at March 31, 2008 for the remainder of 2008 and the years 2009 through 2012 are estimated to be $1.6 million, $1.3 million, $1.1 million, $0.5 million and $0.1 million, respectively.

The computations of basic and diluted earnings per share for the quarters ended March 31, 2008 and 2007 are as follows:

(In thousands)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Numerator:
Income applicable to common shares for earnings-per-share computation	$8,522	$9,759

Denominator:
Total shares outstanding	42,092	41,980
Less: weighted average unvested shares	(402)	(789)
Less: effect of calculating weighted average shares	(20)	(6)

Denominator for basic earnings per common share - weighted average shares outstanding	41,670	41,185
Plus: weighted average unvested shares	402	789
Plus: common stock equivalents of stock options outstanding	160	238

Denominator for diluted earnings per common share – weighted average shares outstanding	42,232	42,212

Below is a summary of the activity and status of stockholders’ equity as of and for the quarter ended March 31, 2008:

(In thousands)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2007	42,063	$421	$162,304	$6,603	$2,012	$171,340

Effects of changing the retirement plans’ measurement date pursuant to FASB Statement No. 158
Net periodic benefit cost for October 1, 2007 – December 31, 2007, net of $0.3 million of deferred income taxes				(464)	14	(450)
Non-cash compensation			1,160			1,160
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			3			3
Restricted shares issued, shares issued through the Employee Stock Purchase Plan and stock options exercised	29		64			64
Cash dividends declared ($0.21 per share)				(8,839)		(8,839)
Comprehensive Income:
Net income				8,522
Unrecognized gain from defined benefit plans, net of deferred income taxes					23
Total Comprehensive Income						8,545

Balance, March 31, 2008	42,092	$421	$163,531	$5,822	$2,049	$171,823

Note 8. Stock Plans

During the quarter ended March 31, 2008, the Company issued 323,840 stock options under the Equity Incentive Plan, of which 208,440 were issued to officers, and 43,000 stock options under the Non-Employee Director Equity Plan. Options under these plans are issuable to employees or non-employee directors as applicable. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan vest quarterly over the year following the grant date. No options expired during the period. Additionally, during the quarter ended March 31, 2008, the Company issued 23,050 shares of restricted stock under the Equity Incentive Plan, primarily to officers. These shares of restricted stock cliff vest on the third anniversary of the grant date.

The fair value of each option and restricted stock award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms. For more details on these Black-Scholes assumptions, see Note 9 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The summary of the activity and status of the Company’s stock options for the quarter ended March 31, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2008	585	$13.80
Granted during the period	367	22.26
Exercised during the period	(5)	6.95
Forfeited during the period	—	—

Outstanding at March 31, 2008	947	$17.11	8.98 years	$6,708

Exercisable at March 31, 2008	158	$10.73	8.02 years	$2,122

Expected to vest at March 31, 2008	901	$17.07		$6,428

The weighted-average grant date fair value of stock options granted during the first quarter of 2008 and 2007 was $5.72 and $7.17, respectively. The total intrinsic value of options exercised during the first quarter of 2008 and 2007 was $0.1 million and $0.2 million, respectively. The total fair value of options that vested during the first quarter of 2008 and 2007 was $0.6 million and $0.2 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the quarter ended March 31, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2008	—	$—
Granted during the period	23	21.32
Vested during the period	—	—
Forfeited during the period	—	—

Restricted stock outstanding at March 31, 2008	23	$21.32

As of March 31, 2008, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.92 years.

There has been no change in the activity and status of the former Class A common stock instruments for the quarter ended March 31, 2008. See Note 9 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 9. Income Taxes

Income tax expense for the quarter ended March 31, 2008 was $6.1 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-cash stock based compensation charges relating to equity-based awards outstanding as of March 31, 2008 are projected to be $1.8 million in 2008 and $0.8 million in 2009.

The Company has unused Net Operating Losses (“NOLs”) totaling $176.3 million at March 31, 2008 which are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $9.2 million per year in 2009 through 2020, $7.4 million in 2021 and $1.6 million per year from 2022 through 2027. During 2008, our pre-merger loss limitation of $9.2 million will be used to allow an equal amount of realized built-in losses originating in prior years.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $2.2 million in previously unrecognized benefits and increased our liability for other unrecognized benefits by $0.5 million resulting in a net increase to the January 1, 2007 retained earnings of $1.7 million. The Company accrued $0.1 million for the quarter ended March 31, 2008 and $0.2 million of interest on this obligation during 2007.

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

The Company is periodically involved in disputes, including billing disputes by interexchange carriers seeking refunds of portions of access charges paid by such carriers to the Company, as well as legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements.

In connection with the planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company has entered into a three-year vendor agreement to purchase network equipment. The Company expects to spend approximately $88.2 million under this agreement, of which approximately $36.7 million has been spent as of March 31, 2008. The Company expects to spend the remainder of the $88 million as follows: $37.5 million in the remainder of 2008 and $14.0 million in 2009. Under the vendor agreement, the Company receives significant current purchase volume discounts which ultimately are conditional on spending at or above the $88 million noted above.

The Company has other purchase commitments relating to capital expenditures totaling $13.7 million as of March 31, 2008, which are expected to be satisfied during 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are a leading provider of wireless and wireline communications services under the NTELOS brand name to consumers and businesses primarily in Virginia and West Virginia. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers.

Our wireless revenues accounted for approximately 77% of our total revenues for the quarter ended March 31, 2008 and approximately 97% of the total revenue growth over the comparative quarter in 2007. As of March 31, 2008, our wireless retail business had approximately 421,300 NTELOS-branded subscribers, representing an 8.1% penetration of our total covered population. We have made significant investments in our wireless network since 2005, adding 194 new wireless cell sites and increasing our total cell sites to 1,031 at March 31, 2008. These investments and other initiatives, including the increased take rate of national rate plans and enhanced data service offerings, contributed to a 9.9% increase in subscribers, a $1.47 increase in ARPU, and a 20 basis point reduction in churn from the first quarter of 2007 to the first quarter of 2008. We also amended our agreement with Sprint Spectrum L.P. during 2007 to act as a wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers. Under the terms of the agreement, we are committed to upgrading our wireless network to EV-DO in the territory covered by the agreement. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007 and $38 million is expected to be spent in 2008. This level of expenditures in 2008 is expected to satisfy the 98% build-out completion target defined in the Strategic Network Alliance, resulting in an increase of the monthly revenue minimum from $8 million to $9 million. For the first quarter of 2008, we realized wholesale revenues of $24.5 million, primarily related to the Strategic Network Alliance, representing an increase of 7.0% over the same period in 2007.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of March 31, 2008, we operated approximately 43,300 RLEC telephone access lines. We also own a 2,130-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of March 31, 2008, we served customers with approximately 49,300 CLEC access line connections. We also offer DSL services in over 95% of our RLEC service area and as of March 31, 2008 we operated approximately 20,900 broadband access connections in our markets, representing an increase of 15.6% over March 31, 2007. In the first quarter of 2008, the wireline Competitive segment strategic products (local phone services, IPTV-based video services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 15.8% over the first quarter of 2007. In the first quarter of 2008 and 2007, our wireline operating income margins were 34.0% and 32.3%, respectively. In late 2007, we introduced NTELOS video in selected neighborhoods within our two RLEC service areas. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 250 all-digital channels, and 32 high-definition channels. It is delivered via fiber to the home, along with Internet access at speeds up to 20 megabits per second and local and long distance telephone services. At March 31, 2008, we passed approximately 3,900 homes with fiber. Revenues from the video and high speed Internet product are included in the Competitive wireline segment.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per subscriber/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of subscribers in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to Condensed Consolidated Financial Statements) to subscriber revenues used to calculate average monthly ARPU for the quarters ended March 31, 2008 and 2007.

(Dollars in thousands, other than average monthly ARPU data)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Wireless communications revenues	$101,913	$91,592
Less: equipment revenues from sales to new customers	(4,017)	(4,746)
Less: equipment revenues from sales to existing customers	(2,498)	(1,991)
Less: wholesale revenues	(24,537)	(22,926)
Plus: other revenues and adjustments	16	481

Wireless gross subscriber revenues	$70,877	$62,410

Average number of subscribers	414,816	375,002
Total ARPU	$56.95	$55.48

Wireless gross subscriber revenues	$70,877	$62,410
Less: paid in advance and prepay subscriber revenues	(20,621)	(17,108)
Less: adjustments	(307)	(674)

Wireless gross postpay subscriber revenues	$49,949	$44,628

Average number of postpay subscribers	292,426	270,283
Postpay ARPU	$56.94	$55.04

Wireless gross subscriber revenues	$70,877	$62,410
Less: wireless voice and other features revenues(1)	(62,072)	(58,544)

Wireless data revenues(1)	$8,805	$3,866

Average number of subscribers	414,816	375,002
Total data ARPU(1)	$7.08	$3.44

(1)	In September of 2007, we launched a new prepay billing platform which enhanced product offerings to customers and allowed the Company to separately identify certain data revenues previously bundled into blended ARPU, and certain of the underlying plans were modified to offer data services. Accordingly, beginning in the fourth quarter of 2007, this revenue is included in data revenue. Additionally, beginning in the first quarter of 2008, an allocation of certain postpay bundled package revenues representing the portion relating to data was reclassified into data revenue. These items contributed to accelerated growth in quarter-over-quarter data ARPU.

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	RLEC segment revenues, including local service, network access, toll and directory advertising;

•

Competitive segment revenues, including revenues from our key strategic products (local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services), long distance and dial-up Internet services; and

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

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	accretion of asset retirement obligations, or ARO.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument and other income, which includes interest income.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to VeriSign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a credit to minority interest only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the quarters ended March 31, 2008 or 2007.

Results of Operations

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007

OVERVIEW

Operating revenues increased $10.7 million, or 8.8%, from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. Wireless PCS accounted for approximately 97% of the increase, with growth occurring from subscriber revenues and wholesale revenues. Wireline contributed the remaining revenue increase primarily from increases in key strategic products in the Competitive segment, partially offset by declines in RLEC access revenues and other revenues from the Competitive segment (dial-up Internet services, switched access and reciprocal compensation).

Operating income decreased $2.0 million over the comparative quarters, from $28.2 million for the quarter ended March 31, 2007 to $26.1 million for the quarter ended March 31, 2008. This decrease reflects $7.9 million of accelerated depreciation recorded in the first quarter of 2008 related to 3G-1xRTT and other equipment scheduled to be replaced early related to the EV-DO upgrade discussed below and increases in other operating expenses of $4.8 million, or 6.6%, offset by the $10.7 million increase in revenue discussed above.

Net income decreased $1.2 million over the comparative quarter, from $9.8 million for the quarter ended March 31, 2007 to $8.5 million for the quarter ended March 31, 2008 primarily as a result of the $2.0 million decrease in operating income noted above. Also reflected in the decrease in net income is a $2.3 million increase in the loss on interest rate swap, offset by a $2.2 million improvement in interest expense and the effect of income taxes.

OPERATING REVENUES

The following table identifies our external operating revenues on a business segment basis for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
Operating Revenues	2008	2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$101,913	$91,592	$10,321	11.3%

Wireline
RLEC	14,435	15,379	(944)	(6.1)%
Competitive wireline	15,746	14,406	1,340	9.3%

Total wireline	30,181	29,785	396	1.3%

Other	155	198	(43)	(21.7)%

Total	$132,249	$121,575	$10,674	8.8%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $10.3 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008 primarily due to an increase in our NTELOS-branded net subscriber revenue of $8.7 million, or 14.1%, and a $1.6 million, or 7.0%, increase in wholesale and roaming revenues.

Subscriber revenues reflected net subscriber growth of 9.9%, or approximately 38,100 subscribers, from approximately 383,100 subscribers as of March 31, 2007 to approximately 421,300 subscribers as of March 31, 2008. ARPU increased 2.6%, from $55.48 to $56.95 for the quarters ended March 31, 2007 and 2008, respectively. This increase in ARPU is primarily attributable to the continued growth in data services and data packages. Total data ARPU was $7.08 for the quarter ended March 31, 2008, up from $3.44 for the quarter ended March 31, 2007 (see footnote to the ARPU Reconciliation table above). In addition to the impact from gross customer additions and ARPU, subscriber churn decreased 20 basis points, from 2.81% for the quarter ended March 31, 2007 (approximately 31,600 subscribers) to 2.61% for the quarter ended March 31, 2008 (approximately 32,500 subscribers), due to network and service quality improvements and the continued increase in the number of national and unlimited postpay subscriber plans and other program improvements in recent years.

The increase in wholesale revenues for the comparative quarters was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale revenues grew 7.0% quarter-over-quarter, from $22.9 million for the quarter ended March 31, 2007 to $24.5 million for the quarter ended March 31, 2008. Our wholesale revenues are derived primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 40 cell sites within this wholesale service area since March 31, 2007, improving existing service and extending this coverage area.

On July 31, 2007, we entered into an Amended and Restated Resale Agreement (“Agreement”) with Sprint Spectrum L.P, which became effective as of July 1, 2007. The Agreement superseded and replaced the original 2004 Resale Agreement and extended the term of the original 2004 Resale Agreement, committed us to perform network upgrades and changed pricing structures, including the addition of revenue minimum guarantees. For further details of the terms of the Agreement, see Item 1. Business, Wireless Wholesale Business, in our Annual Report on Form 10-K for the year ended December 31, 2007.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $0.4 million over the comparative quarters.

•	RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, decreased $0.9 million over the comparative quarter. This revenue decrease is primarily attributable to decreased access revenues of $0.9 million, or 9.0% over the comparative quarter, as a result of a biennial reset on July 1, 2007 of RLEC interstate access rates, reductions in National Exchange Carrier Association (NECA) settlement rates and unfavorable access billing disputes. Also contributing to the decrease was a 1,800, or 4.0%, decrease in access lines, which totaled approximately 43,300 as of March 31, 2008 and 45,100 as of March 31, 2007. Offsetting these decreases was an increase in carrier access minutes of 11.9% from the quarter ended March 31, 2007 to the quarter ended March 31, 2008 due primarily to growth in usage by wireless carriers.

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and PBX displacement of Centrex lines. These line losses, to date, do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets. While still uncertain, we anticipate voice service competition from Comcast in certain of our markets to commence in 2008. We expect that this competition will primarily be for residential customers. Our access line loss in the first quarter 2008 was 0.6% and we have estimated that our access line loss for the year may be between 4% and 6%.

•

Competitive Wireline Revenues. Competitive wireline revenue increased $1.3 million quarter-over-quarter driven by revenues from our key strategic products (local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) in the Competitive wireline segment, which revenues grew $1.7 million, or 15.8%, over the comparative quarters, offset by declines in other Competitive revenues (dial-up Internet services, switched access and reciprocal compensation). Revenues from broadband, integrated access and Metro Ethernet services increased $0.8 million, or 21.0%, from the quarter ended March 31, 2007 to the quarter ended March 31, 2008 due primarily to broadband products customer growth of 15.6%, particularly in the products with higher bandwidth. Revenues from the remaining key strategic products collectively increased $1.0 million, or 13.1%, over the comparative quarters primarily from new circuit additions with carriers and increased customers. Dial-up revenue for the first quarter of 2008 was $0.8 million, a $0.3 million decline from first quarter 2007, due to continued customer erosion, with approximately 5,900 fewer customers, or 22.4%, from approximately 26,300 at March 31, 2007 to approximately 20,400 at March 31, 2008.

On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charges or the intrastate switched access charges of the ILEC (or the average of all ILECs) providing service in the geographic area served by the CLEC. The cap took effect at the end of a transition period that began on December 1, 2007 and ended on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on January 1, 2008. We expect these lower rates to reduce our CLEC access revenues by a total of $1.1 million in 2008, inclusive of the $0.2 million reduction in the first quarter of 2008.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
Operating Expenses	2008	2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$61,989	$56,731	$5,258	9.3%

Wireline
RLEC	3,850	4,067	(217)	(5.3)%
Competitive wireline	9,294	9,567	(273)	(2.9)%

Total wireline	13,144	13,634	(490)	(3.6)%

Other	1,570	1,224	346	28.3%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs and non-cash compensation charges	76,703	71,589	5,114	7.1%

Depreciation and amortization	28,014	20,099	7,915	39.4%
Accretion of asset retirement obligations	228	175	53	30.3%
Secondary offering costs	—	500	(500)	(100.0)%
Non-cash compensation	1,160	1,019	141	13.8%

Total operating expenses	$106,105	$93,382	$12,723	13.6%

OPERATING EXPENSES—The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The primary drivers of the quarter-over-quarter increases in our operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs and non-cash compensation are described by segment as follows:

•

Wireless Communications – Of the increase in wireless communications operating expenses noted in the table above, increased variable cost of sales and services accounted for $2.1 million. As described in the Cost of Sales and Services (“COS”) operating expense discussion below, this increase is primarily attributable to increased roaming COS and data and features COS. We expect continued growth in these expenses as our customer base grows, sales of national plans increase and usage of data features increases.

The remaining operating expense increases in wireless communications over the comparative periods were due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $0.9 million related to additional capacity due to the increased subscriber base and a 4.0% increase in the number of cell sites in service from March 31, 2007 to March 31, 2008. Also, customer retention expense increased $0.6 million primarily associated with increased promotions between the periods driving existing wireless customer handset upgrades and contract renewals. The remaining increase is due primarily to increased license and regulatory fees, operating taxes and compensation expenses.

•

Wireline Communications – The decrease in wireline operating expenses noted in the table above is primarily attributable to a $0.2 million decrease in bad debt expense primarily due to improved accounts receivable turnover and aging improvement. Also contributing to the decrease over the comparative periods was a decrease in incentive-based compensation and allocated corporate expenses as an increasing percentage of these expenses are attributable to the significantly faster growing wireless segment.

•

Other – As noted in the table above, operating expenses from the corporate and other communication service businesses increased $0.3 million over the comparative quarters. This increase is primarily attributable to unallocated accounting and other professional expenses associated with the year-end 2007 audit and professional expenses related to our first year of compliance with section 404 of the Sarbanes-Oxley Act.

COST OF SALES AND SERVICES—Cost of sales and services increased $3.5 million, or 8.9%, over the comparative quarters. Roaming COS increased $1.6 million related primarily to increased sales of national plans and other plans which contain more roaming minutes, partially offset by in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 26.8% as of March 31, 2007 to 32.6% as of March 31, 2008. Data, handset insurance and other features COS increased $0.9 million over the comparative quarters consistent with increased data usage. These increases were offset by a $0.3 million decline in equipment COS over the comparative quarters due to a 1.3% decrease in wireless gross customer additions from 2007 to 2008 and a higher portion of the customer additions being prepaid customers that purchase lower cost handsets than post pay customers on average.

The remaining increase in cost of sales and services of approximately $1.3 million is attributable to increased network related expenses, including cell site costs for wireless, transport and access expense and increases in other support expenses, such as repairs and maintenance, personnel and contracted labor expenses. In connection with the 2008 planned network expansion and enhancements, we are planning an additional 15% to 18% increase in the number of cell sites in 2008. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. Additionally, the EV-DO upgrade will result in our adding additional access expenses for every cell site just prior to their upgrade. Revenue generation related to this upgrade will lag these increased expenses.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.0 million, or 3.9%, from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. This increase is primarily related to the increase in retention costs described above and a $0.4 million increase in compensation expense associated with inflationary growth in wages and an increase in personnel to support subscriber growth. Also increasing over the comparative quarters were roamer administration, billing, and other customer related expenses. These increases were offset by decreases in agent commissions and other selling expenses related primarily to a lower number of post pay additions in the first quarter of 2008 as compared to the first quarter of 2007.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $0.2 million, or 2.9% from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. This increase primarily relates to a combined increase of $1.2 million in license fees and royalties, operating taxes, professional fees and non-cash compensation charges. Offsetting this increase was a decrease of $0.5 million relating to legal, accounting and other expenses associated with the secondary stock offering completed in the first quarter of 2007. The remaining decrease is primarily due to a $0.4 million decrease in compensation expense due to a decrease in performance-based compensation expense.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $7.9 million, or 39.4%, over the comparative quarters. This increase in attributable to accelerated depreciation recorded in the first quarter of 2008 related to 3G-1xRTT and other equipment scheduled to be replaced early related to the EV-DO upgrade discussed below. We also experienced an increase of $0.5 million over the comparative quarters primarily related to a quarter-over-quarter increase in the average depreciable asset base. These increases were offset by a decrease in amortization expense of $0.4 million over the comparative quarters related to the change in the remaining useful life of the intangible asset associated with the Strategic Network Alliance with Sprint Nextel due to the extension of the contract from April 2012 to July 2015.

As discussed above in the “wireless communications revenue” section, we entered into the amended and restated contract with Sprint Spectrum L.P. which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint Nextel overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. Some of the equipment is planned for redeployment to fringe areas of the network or contiguous markets where we own spectrum but currently do not provide service. In all cases, we will record additional accelerated depreciation on the 3G-1xRTT assets as they are planned for disposal prior to their previously planned useful lives. The total net book value of the related equipment subject to early retirement was approximately $80 million on August 1, 2007, the date we made the decision regarding the technology upgrade. The expected incremental capital expenditures related to the upgrade to EV-DO are $65 million. Based on this network upgrade plan, we expect to record approximately $21 million and $6 million of additional depreciation during 2008 and 2009, respectively.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge was $0.2 million for the quarters ended March 31, 2007 and 2008.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $2.2 million, or 20.1%, over the comparative quarters due primarily to lower LIBOR rates on the First Lien Term Loan and a lower debt balance due to $12.5 million of debt repayment during 2007.

In February 2008, NTELOS Inc. entered into a new interest rate swap agreement to replace the previous interest rate swap that ended in the same month. These swap agreements were not designated as interest rate hedge instruments for accounting purposes and, therefore, the changes in the fair value of the swap agreements were recorded as a charge to loss on interest rate swap. Of the loss on interest rate swap recorded in the first quarter of 2008, $0.4 million relates to the previous swap agreement that ended during February 2008 and the remaining $2.8 million relates to the fair value of the new swap agreement that is recorded in long-term liabilities as “interest rate swap” on the consolidated balance sheets.

Other income primarily relates to interest income from cash and cash equivalents and totaled $0.4 million for the quarter ended March 31, 2008, $0.3 million lower than the comparative quarter due to lower short-term investment interest rates partially offset by a higher average cash and cash equivalent balance in the current versus the prior year first quarter.

INCOME TAXES

Income tax expense for the quarter ended March 31, 2008 was $6.1 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges based on equity-based awards outstanding as of March 31, 2008 are projected to be approximately $1.8 million for the remainder of 2008. Income tax expense for the quarter ended March 31, 2007 was $7.2 million, driven by non-deductible, non-cash stock based compensation, and non-deductible cost related to the secondary offering.

Our unused Net Operating Losses (“NOLs”), approximately $176.3 million, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $9.2 million per year in 2009 through 2020, $7.4 million in 2021 and $1.6 million per year from 2022 through 2027. During 2008, our pre-merger loss limitation of $9.2 million will be used to allow an equal amount of realized built-in losses originating in prior years.

Liquidity and Capital Resources

For the quarters ended March 31, 2007 and 2008, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel which was amended on July 31, 2007 and extended to July 31, 2015 (see overview section above).

As of March 31, 2008, we had $662.9 million in aggregate long term liabilities, consisting of $605.9 million in outstanding long-term debt ($612.7 million including the current portion) and $57.0 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which has been used. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of March 31,

2008 is 5.4%. In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At March 31, 2008, the net present value of these future minimum lease payments was $1.5 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $5.1 million for the remainder of 2008, $6.6 million in 2009, $153.9 million in 2010, $446.9 million in 2011 and $0.2 million thereafter.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. The expected incremental capital expenditures related to the upgrade to EV-DO (expenditures in excess of the previously anticipated capital expenditures without considering this technology upgrade) are $65 million, approximately $29 million of which has been spent as of March 31, 2008. We expect to spend an additional $34 million of incremental capital expenditures in 2008 related to the upgrade of EV-DO, for a total of $38 million in 2008. This level of expenditures in 2008 is expected to satisfy the 98% build-out completion target defined in the Strategic Network Alliance, resulting in an increase of the monthly revenue minimum from $8 million to $9 million.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket is increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and is decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. The amount of the restricted payment basket was $41.1 million as of March 31, 2008, which was subsequently reduced by the $8.8 million dividend paid on April 11, 2008.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA (as defined under the Amended Credit Agreement) and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of March 31, 2008, we are in compliance with all of our debt covenants, and our ratios at March 31, 2008 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

Our ratios under the foregoing restrictive covenants as of March 31, 2008 are as follows:

	Actual	Covenant Requirement at March 31, 2008
Total debt outstanding to EBITDA	2.87	Not more than 5.50
Minimum interest coverage ratio	5.18	Not less than 2.25

During the quarter ended March 31, 2008, net cash provided by operating activities was approximately $34.9 million. Net income during this period was $8.5 million. We recognized $37.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $11.1 million. The principal changes in operating assets and liabilities from December 31, 2007 to March 31, 2008 were as follows: accounts receivable increased by $0.1 million due to increased revenues of 8.8%, offset by improved collections and accounts receivable aging; inventories and supplies decreased $3.0 million driven by higher quantities on hand at year-end to support seasonally higher sales activity early in the first quarter; other current assets increased $0.3 million largely related to increases in prepaid maintenance contracts; income tax receivable decreased $2.4 million; accounts payable decreased $5.8 million due to the timing of payments at the end of the respective quarters; and, other current liabilities decreased $4.7 million due primarily to a reduction of $8.4 million in accrued compensation related primarily to the first quarter 2008 payout of accrued annual incentive compensation. Retirement benefit payments for the first quarter of 2008 were approximately $5.6 million which includes a $5.4 million pension plan funding payment.

During the quarter ended March 31, 2007, net cash provided by operating activities was approximately $24.9 million. Net income during this period was $9.8 million. We recognized $26.8 million of depreciation, amortization, deferred taxes and other non-cash charges (net), including $1.0 million in former Class A common stock and stock options non-cash compensation charges. Total net changes in operating assets and liabilities used $11.6 million. The principal changes in operating assets and liabilities from December 31, 2006 to March 31, 2007 were as follows: accounts receivable increased by $0.4 million, or 1.1%, due to increased revenues partially offset by improved accounts receivable aging; inventories and supplies decreased $0.6 million driven by the introduction of our loaner phone program in the first quarter of 2007 which resulted in a reduction in handsets required to support customer exchanges; other current assets increased $1.7 million largely related to increases in prepaid rents; accounts payable decreased by $3.6 million related to operating activities with a significantly higher amount of purchases occurring at the end of 2006 (paid for after year-end) as compared to the first quarter of 2007 purchase activity; and other current liabilities decreased $4.2 million due primarily to a $4.5 million reduction in accrued compensation primarily related to a reduction in unpaid annual incentive compensation. Retirement benefit payments for the first quarter of 2007 were approximately $6.2 million due primarily to the $6.0 million pension plan funding.

Our cash flows used in investing activities for the quarter ended March 31, 2008 were approximately $25.4 million used for the purchase of property and equipment comprised of (i) approximately $10.6 million related to our wireless business, including approximately $4.0 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $2.6 million of continued network coverage expansion and enhancements within our coverage area, approximately $2.3 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $1.7 million for improvements to our existing networks and other business needs, (ii) approximately $11.0 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and the third quarter 2007 launch of a new IPTV-based video service offering, and (iii) approximately $3.9 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

Our cash flows used in investing activities for the quarter ended March 31, 2007 were approximately $16.1 million used for the purchase of property and equipment comprised of (i) approximately $9.6 million related to supporting our increasing subscriber base, continuing our incremental network expansion, installing network software upgrades and upgrading our Home Location Register (“HLR”), a central database that contains details of each of our mobile subscribers and which manages calls between our wireless customers and calls to and from the public switched telephone network, (ii) approximately $5.3 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter and the planned mid-year launch of a new video service offering, and (iii) approximately $1.2 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

We currently expect capital expenditures for 2008 to be in the range of $121 million to $124 million. We expect that our capital expenditures associated with our wireless business in 2008 will be in the range of $85 million to $87 million, of which approximately $38 million represents incremental capital expenditures related to our network upgrade to EV-DO, $16 million represents continued network coverage expansion and enhancements within our coverage area, $17 million to $18 million represents expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $14 million to $15 million is targeted for improvements to our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2008 will be in the range of $27 million to $28 million, which is targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service which commenced in the fourth quarter of 2006 and the launch of a new IPTV-based video service offering in the third quarter of 2007. In addition, we expect to invest a total of approximately $9 million in 2008 for enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the quarter ended March 31, 2008 aggregated $10.3 million, which primarily represents the following:

•	$1.6 million in payments on our senior secured term loan;

•	$8.8 million used to pay common stock cash dividends ($0.21 per share) on January 10, 2008; and,

•	approximately $0.1 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used in financing activities for the quarter ended March 31, 2007 aggregated $8.7 million, which primarily represents the following:

•	$7.7 million in payments on our senior secured term loan; and

•	$0.9 million in debt issuance costs.

As of March 31, 2008 and December 31, 2007, we had approximately $52.6 million and $53.5 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $50.6 million and $45.8 million, respectively. Of the cash and cash equivalents on hand on March 31, 2008, $49.8 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

During March 2008, we applied for an accelerated federal income tax refund, net of a portion of current year estimated tax, of $10.3 million pertaining to tax overpayments existing as of December 31, 2007. The refund was subsequently received on April 14, 2008.

We paid a dividend of $0.21 per share on January 10, 2008, which was declared during the fourth quarter of 2007 and totaled $8.8 million. On February 28, 2008, the board of directors declared a dividend which was paid on April 11, 2008 to common stock shareholders of record on March 20, 2008 at a rate of $0.21 per share, totaling $8.8 million. On May 2, 2008, the board of directors declared a dividend in the amount of $0.21 per share to be paid on July 11, 2008 to stockholders of record on June 20, 2008. We intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account higher capital expenditure levels during this period than we had in 2007 as we continue making capital expenditures in connection with the EV-DO network upgrade over the next 21 months, and as we continue to grow our business and evaluate additional growth opportunities. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have a cash balance of $52.6 million at March 31, 2008 and we believe our cash flow from operations will continue to grow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of March 31, 2008, $611.2 million was outstanding under the First Lien Term Loan. As of March 31, 2008, NTELOS Inc. achieved a leverage ratio of 2.87:1.00 and an interest coverage ratio of 5.18:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.5 million as of March 31, 2008.

In February 2008, NTELOS Inc. signed a new $600.0 million interest rate swap agreement which commences on

September 1, 2008. Also during February 2008, the previous $312.5 million swap agreement ended. These swap agreements help minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Under the $600.0 million interest rate swap agreement, our fixed rate payments are calculated at a per annum rate of 2.66%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 2.70% as of March 31, 2008. Interest rate differentials paid or received under our past and current swap agreements are recognized for GAAP purposes as adjustments to our interest expense. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan will result in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

We have interest rate risk on borrowings under the First Lien Term Loan of $611.2 million until September 2008 and after that date, we are exposed to interest rate risk on the borrowings in excess of $600.0 million. We are also exposed to loss if the counterparty to the agreement defaults. At March 31, 2008, the interest rate swap was recorded at fair value of a $2.8 million liability. During the quarter ended March 31, 2008, the counterparty to the interest rate swap experienced liquidity problems and signed a merger agreement with another prominent financial institution. We did not adjust the fair value assigned to the swap agreement for this risk as the $2.8 million liability represents projected payments due to the counterparty.

At March 31, 2008, our financial assets included cash and cash equivalents of $52.6 million. Other securities and investments totaled $0.6 million at March 31, 2008.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 28, 2008. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first quarter of 2008 or existing policies that were changed during the first quarter of 2008.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 beginning on January 1, 2008. However, the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. The effect of adoption was immaterial to the Company and resulted in expanded disclosures regarding our interest rate swap.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company is currently evaluating the impact of this SFAS No. 161 on its results of operations, cash flows and financial position.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” (pages 19 to 32) in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the addition of the following risk factor:

We and our suppliers may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.

In general, we do not manufacture any of the equipment or software used in our telecommunications businesses and we do not own any patents. Instead, we purchase the infrastructure equipment, handsets and software used in our business from third parties and we obtain licenses to use the associated intellectual property. Telecommunications technologies are protected by a wide variety of patents and other intellectual property rights. We and some of our suppliers and service providers may receive assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. The manufacturers and suppliers that provide us with the equipment and technology we use in our business may agree to indemnify us against possible infringement claims. However, we do not always have such indemnification protections in place and, even if we have such agreements in place, we may not be fully protected against all losses associated with infringement claims. In addition, the manufacturers and suppliers also may require us to indemnify them against infringement claims asserted against them with respect to equipment they sell to us. Whether or not infringement claims are valid or successful, such claims could also adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to cease certain activities or to cease selling certain products and services to avoid claims of infringement.

All suppliers of our CDMA handsets license intellectual property from Qualcomm Incorporated (“Qualcomm”). Some of this Qualcomm intellectual property has been found to infringe on certain patents owned by Broadcom Corporation (“Broadcom”). The International Trade Commission has found that Qualcomm infringes certain of Broadcom’s intellectual property, and a United States district court recently enjoined Qualcomm from further infringement of other patents and from certain other activities. Although that injunction is effective immediately, the ruling contains a sunset provision for certain Qualcomm products, which expires on January 31, 2009, that provides time for Qualcomm to modify its infringing products to avoid infringement. If Qualcomm does not modify its products so as to avoid infringement of Broadcom’s patents at issue by January 31, 2009, Qualcomm will be unable to sell or support those products that were found to infringe and we may be unable to use CDMA handsets that are the subject of these claims. We also could be subject to claims that products we are selling to our customers infringe Broadcom’s patents.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the first quarter of 2008.

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

NTELOS HOLDINGS CORP.

Dated: May 2, 2008	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: May 2, 2008	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary