Form 10-Q
period 2008-06-30
NTELOS HOLDINGS CORP
filed 2008-08-08
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

There were 42,161,823 shares of the registrant’s common stock outstanding as of the close of business on August 4, 2008.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$82,165	$53,467
Accounts receivable, net of allowance of $13,476 ($14,004 in 2007)	45,999	45,543
Inventories and supplies	5,065	7,693
Other receivables	3,481	4,184
Income tax receivable	—	11,753
Prepaid expenses and other	8,927	7,944

	145,637	130,584

Securities and Investments
Interest rate swap	6,646	347
Securities and investments	644	523

	7,290	870

Property, Plant and Equipment
Land and buildings	40,638	38,513
Network plant and equipment	485,435	458,874
Furniture, fixtures and other equipment	50,600	44,422

Total in service	576,673	541,809
Under construction	51,639	54,401

	628,312	596,210
Less accumulated depreciation	216,216	193,306

	412,096	402,904

Other Assets
Goodwill	118,694	127,637
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $43,202 ($37,149 in 2007)	79,848	85,901
Radio spectrum licenses in service	114,131	114,180
Radio spectrum licenses not in service	19,661	19,641
Deferred charges and other assets	4,044	4,771

	368,378	384,130

	$933,401	$918,488

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2008	December 31, 2007
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,739	$6,751
Accounts payable	35,273	31,525
Dividends payable	8,853	8,833
Advance billings and customer deposits	18,735	17,809
Accrued payroll	6,092	12,929
Accrued interest	2,798	70
Income tax payable	2,836	—
Accrued operating taxes	3,809	3,067
Other accrued liabilities	3,988	3,836

	89,123	84,820

Long-term Liabilities
Long-term debt	604,345	607,455
Retirement benefits	26,382	27,860
Deferred income taxes	6,623	4,042
Other long-term liabilities	19,659	19,218
Income tax payable	3,490	3,325

	660,499	661,900

Minority Interests	460	428

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,157 shares issued and outstanding (42,063 in 2007)	422	421
Additional paid in capital	165,069	162,304
Retained earnings	16,240	6,603
Accumulated other comprehensive income	1,588	2,012

	183,319	171,340

	$933,401	$918,488

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating Revenues	$131,015	$123,970	$263,264	$245,545

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	39,960	39,921	82,817	79,268
Customer operations	26,322	26,242	52,949	51,860
Corporate operations	8,624	7,865	17,003	16,008
Depreciation and amortization	25,812	20,579	53,826	40,678
Accretion of asset retirement obligations	268	217	496	392

	100,986	94,824	207,091	188,206

Operating Income	30,029	29,146	56,173	57,339

Other Income (Expenses)
Interest expense	(8,040)	(10,671)	(16,855)	(21,701)
Gain (loss) on interest rate swap	9,478	(455)	6,299	(1,383)
Other income	383	759	827	1,501

	1,821	(10,367)	(9,729)	(21,583)

	31,850	18,779	46,444	35,756
Income Tax Expense	12,565	7,958	18,620	15,180

	19,285	10,821	27,824	20,576
Minority Interests in (Earnings) Losses of Subsidiaries	(14)	—	(31)	4

Net Income	$19,271	$10,821	$27,793	$20,580

Basic and Diluted Earnings per Common Share:
Income per share – basic	$0.46	$0.26	$0.66	$0.50
Income per share – diluted	$0.46	$0.26	$0.66	$0.49
Weighted average shares outstanding – basic	41,960	41,464	41,815	41,325
Weighted average shares outstanding – diluted	42,291	42,171	42,262	41,998

Cash Dividends Declared per Share – Common Stock	$0.21	$—	$0.42	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$27,793	$20,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,773	33,576
Amortization	6,053	7,102
Accretion of asset retirement obligations	496	392
Deferred income taxes	12,236	6,985
(Gain) loss on interest rate swap instrument	(6,299)	1,383
Common stock and stock options non-cash compensation expense	1,873	2,115
Amortization and write-off of loan origination costs and debt discount	189	154
Retirement benefits and other	2,986	1,969
Excess tax benefits from share-based compensation	(293)	(193)
Changes in assets and liabilities from operations:
Increase in accounts receivable	(456)	(3,138)
Decrease (increase) in inventories and supplies	2,628	(1,767)
Increase in other current assets	(280)	(1,636)
Changes in income taxes	15,048	1,007
Increase in accounts payable	3,748	1,786
Decrease in other current liabilities	(2,347)	(2,261)
Retirement benefit contributions and distributions	(5,780)	(6,477)

Net cash provided by operating activities	105,368	61,577

Cash flows from investing activities
Purchases of property, plant and equipment	(56,730)	(38,259)
Other	127	(19)

Net cash used in investing activities	(56,603)	(38,278)

Cash flows from financing activities
Repayments on senior secured term loans	(3,144)	(9,321)
Cash dividends paid on common stock	(17,672)	—
Debt and equity issuance costs	—	(951)
Excess tax benefits from share-based compensation	293	193
Proceeds from stock option exercises and employee stock purchase plan	419	170
Other	37	(34)

Net cash used in financing activities	(20,067)	(9,943)

Increase in cash and cash equivalents	28,698	13,356
Cash and cash equivalents:
Beginning of period	53,467	44,180

End of period	$82,165	$57,536

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 and for the three and six months ended June 30, 2007 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to enhance collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the Condensed Consolidated Statements of Operations. Bad debt expense for the three and six months ended June 30, 2008 was $2.0 million and $2.9 million, respectively, and bad debt expense for the three and six months ended June 30, 2007 was $1.9 million and $2.9 million, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. The Company believes that no impairment indicators exist as of June 30, 2008 that would require us to perform impairment testing.

During the three and six months ended June 30, 2008, the Company recorded approximately $5.6 million and $13.5 million, respectively, of accelerated depreciation related to equipment scheduled to be replaced earlier than the original estimated lives in connection with the Company’s planned Evolution-Data Optimized Revision A (“EV-DO”) network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory by 2009. The impact of this accelerated depreciation for the three months ended June 30, 2008 was a reduction of $5.6 million to operating income, a reduction of $3.4 million to net income and a reduction of $0.08 to both basic and diluted earnings per share. For the six months ended June 30, 2008, the impact of this accelerated depreciation was a reduction of $13.5 million to operating income, a reduction of $8.2 million to net income and a reduction of $0.20 to both basic and diluted earnings per share. The total net book value of the related equipment subject to early retirement was approximately $80 million as of August 1, 2007, the date the Company made the decision regarding the technology upgrade, and is approximately $39.4 million as of June 30, 2008.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1st and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that there have been no significant adverse events or changes in circumstances during the first six months of 2008 which would require testing as of June 30, 2008.

The following table presents the activity in goodwill:

(In thousands)
Goodwill, December 31, 2007	$127,637
Section 382 deferred tax pre-acquisition adjustment (Note 9)	(9,033)
Other valuation adjustment	90

Goodwill, June 30, 2008	$118,694

Intangibles with a finite life are classified as other intangibles on the Condensed Consolidated Balance Sheets. At June 30, 2008 and December 31, 2007, other intangibles were comprised of the following:

(Dollars in thousands)	Estimated Life	2008		2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$41,160	$113,400	$35,430
Trademarks	14 to 15 yrs.	$9,650	$2,042	$9,650	$1,719

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for the three months ended June 30, 2008 and 2007 was $2.9 million and $3.6 million, respectively, and amortization expense for the six months ended June 30, 2008 and 2007 was $6.1 million and $7.1 million, respectively.

Amortization expense for the remainder of 2008 and the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2008	$5,375	$322	$5,697
2009	10,750	645	11,395
2010	10,750	645	11,395
2011	10,750	645	11,395
2012	10,093	645	10,738
2013	$9,764	$645	$10,409

Share-Based Compensation

The Company accounts for share-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2008 and 2007 was allocated as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of sales and services	$72	$103	$172	$196
Customer operations	118	162	264	302
Corporate operations	523	831	1,437	1,617

Share-based compensation expense	$713	$1,096	$1,873	$2,115

Future share-based compensation expense related to instruments outstanding at June 30, 2008 for the remainder of 2008 and the years 2009 through 2012 is estimated to be $0.9 million, $1.3 million, $1.1 million, $0.5 million and $0.1 million, respectively.

Derivatives and Hedging Activities

The Company adopted FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. The Company accounts for its interest rate swap instrument outstanding on June 30, 2008 under the provisions of SFAS No. 133 which requires that this instrument be recorded at fair value on its Condensed Consolidated Balance Sheet. The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve and considers credit worthiness of the counterparty in assessing fair value. The Company’s valuation techniques for this instrument are considered to be level two fair value measurements within the SFAS No. 157 fair value hierarchy. The fair value determined at June 30, 2008 was an asset of $6.6 million.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and six months ended June 30, 2008 and 2007, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$686	$699	$1,372	$1,398
Interest cost	786	685	1,572	1,369
Expected return on plan assets	(956)	(749)	(1,913)	(1,497)
Early retirement cost	860	—	860	—

Net periodic benefit cost	$1,376	$635	$1,891	$1,270

As noted in the table above, the Company recorded $0.9 million of pension expense in the three months ended June 30, 2008 related to a pension enhancement pursuant to a voluntary early retirement plan accepted by certain employees of the wireline segments. This charge represented the effect of this enhancement on the accumulated benefit obligation for the related employees. Additionally, this arrangement resulted in a change to certain future pension assumptions specific to these employees, the effect of which was a $0.8 million charge ($0.5 million, net of tax) recorded as a reduction to the unrecognized gain from defined benefit plans in accumulated other comprehensive income.

For the three and six months ended June 30, 2008 and 2007, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$31	$35	$63	$70
Interest cost	170	157	339	314

Net periodic benefit cost	$201	$192	$402	$384

The total expense recognized for the Company’s nonqualified pension plan for the three months ended June 30, 2008 and 2007 was $0.2 million and $0.3 million, respectively, and less than $0.1 million of this expense for each respective three-month period relates to the amortization of unrealized loss. For the six months ended June 30, 2008 and 2007, the total expense recognized for the Company’s nonqualified pension plan was $0.4 million and $0.6 million, respectively, and less than $0.1 million of this expense for both respective periods relates to the amortization of unrealized losses.

The Company applied the measurement date provisions required by SFAS No. 158 for its Defined Benefit Pension Plan, Other Postretirement Benefit plan and nonqualified pension plan in the first quarter of 2008. The Company elected to continue to use the measurements determined for the prior fiscal year-end reporting based on a September 30, 2007 measurement date to estimate the effects of the change and, accordingly, an adjustment was made to retained earnings for the portion of the net periodic benefit cost relating to the period between September 30, 2007 and December 31, 2007. The effects of this change are reported in the Statement of Stockholders’ Equity included in Note 7.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services.

The Company has one customer, Sprint Nextel, which accounted for approximately 21% of the Company’s total revenue for the three and six months ended June 30, 2008, respectively, and approximately 22% of the Company’s total revenue for the three and six months ended June 30, 2007, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended June 30, 2008
Operating revenues	$100,160	$14,922	$15,790	$143	$—	$131,015
Intersegment revenues(1)	52	1,593	1,025	11	(2,681)	—
Operating income (loss)	22,096	6,823	2,903	(1,793)	—	30,029
Depreciation and amortization	19,101	3,616	3,077	18	—	25,812
Accretion of asset retirement obligations	245	6	15	2	—	268
Non-cash compensation charges	—	—	—	713	—	713
Voluntary early retirement plan charges	$—	$593	$382	$—	$—	$975

As of and for the six months ended June 30, 2008
Operating revenues	$202,073	$29,357	$31,536	$298	$—	$263,264
Intersegment revenues(1)	106	3,113	2,064	20	(5,303)	—
Operating income (loss)	40,584	13,844	6,138	(4,393)	—	56,173
Depreciation and amortization	40,329	7,177	6,280	40	—	53,826
Accretion of asset retirement obligations	453	9	29	5	—	496
Non-cash compensation charges	—	—	—	1,873	—	1,873
Voluntary early retirement plan charges	—	593	382	—	—	975

Goodwill	69,310	33,438	15,946	—	—	118,694

Total segment assets	$498,700	$193,335	$108,543	$1,090	$—	$801,668
Corporate assets						131,733

Total assets						$933,401

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended June 30, 2007
Operating revenues	$93,493	$15,460	$14,846	$171	$—	$123,970
Intersegment revenues(1)	43	1,399	860	13	(2,315)	—
Operating income (loss)	21,902	7,571	1,890	(2,217)	—	29,146
Depreciation and amortization	13,897	3,519	3,146	17	—	20,579
Accretion of asset retirement obligations	196	4	15	2	—	217
Non-cash compensation charges	—	—	—	1,096	—	1,096
Secondary offering costs	$—	$—	$—	$66	$—	$66

For the six months ended June 30, 2007
Operating revenues	$185,085	$30,839	$29,252	$369	$—	$245,545
Intersegment revenues(1)	84	2,747	1,725	21	(4,577)	—
Operating income (loss)	43,046	15,376	3,712	(4,795)	—	57,339
Depreciation and amortization	27,457	7,022	6,151	48	—	40,678
Accretion of asset retirement obligations	353	8	27	4	—	392
Non-cash compensation charges	—	—	—	2,115	—	2,115
Secondary offering costs	$—	$—	$—	$566	$—	$566

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The “Other” segment is comprised of the paging and communications services operations. Certain unallocated corporate related items that do not provide direct benefit to the operating segments are also included in the “Other” segment. For the three and six months ended June 30, 2008, total unallocated corporate operating expenses were $1.0 million and $2.4 million, respectively. Additionally, the Company recorded non-cash compensation of $0.7 million and $1.9 million for the three and six months ended June 30, 2008, respectively, which was not allocated.

For the three and six months ended June 30, 2007, total unallocated corporate operating expenses were $1.0 million and $2.0 million, respectively. The Company also recorded $1.1 million and $2.1 million of non-cash compensation and $0.1 million and $0.6 million of secondary offering costs during the respective three-and-six-month periods ended June 30, 2007, which were not allocated.

Depreciation expense related to corporate assets is allocated to the operating segments and was $1.4 million and $2.6 million for the three and six months ended June 30, 2008, respectively, and was $1.0 million and $2.0 million for the three and six months ended June 30, 2007, respectively.

Note 4. Long-Term Debt

As of June 30, 2008 and December 31, 2007, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007
First lien term loan	$609,629	$612,773
Capital lease obligations	1,455	1,433

	611,084	614,206

Less: current portion of long-term debt	6,739	6,751

Long-term debt	$604,345	$607,455

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

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate for periods in which NTELOS Inc.’s leverage ratio is equal to or less than 4.00:1.00 as measured at the end of each quarter and interest at rates 25 basis points higher if the leverage ratio exceeds 4:00:1:00. At June 30, 2008, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.80:1.00.

The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket is increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and is decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. The amount of the restricted payment basket was $38.7 million as of June 30, 2008, which was subsequently reduced by the $8.9 million dividend paid on July 11, 2008.

The aggregate maturities of long-term debt outstanding at June 30, 2008 based on the contractual terms of the instruments are $3.1 million for the remainder of 2008, $6.3 million for 2009, $153.6 million in 2010 and $446.6 million in 2011.

The Company’s blended average interest rate on its long-term debt as of June 30, 2008 was 5.3%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the Condensed Consolidated Statements of Cash Flows for the periods indicated below.

	Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007
Cash payments for:
Interest (net of amounts capitalized)	$13,732	$21,677
Income taxes	1,860	7,331
Cash received from income tax refunds	10,358	—
Supplemental financing disclosure:
Dividend declared not paid	$8,853	$6,303

Interest payments in the above table are net of $0.4 million and $2.0 million related to net interest received on the interest rate swap agreements for the six months ended June 30, 2008 and 2007, respectively. The amount of interest capitalized in the six months ending June 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively.

Note 6. Derivatives and Hedging Activities

In February 2008, NTELOS Inc. entered into an interest rate swap agreement which commences September 1, 2008 and extending through March 1, 2010 in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The interest rate swap has a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 2.79% on June 30, 2008. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan will result in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

NTELOS Inc. was also a party to an interest rate swap agreement that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 5.36% on June 30, 2007.

At June 30, 2008, NTELOS recorded the interest rate swap at fair value of a $6.6 million asset, $2.3 million of which represents projected interest rate differences in the next twelve months. During 2008, the counterparty to the interest rate swap experienced liquidity problems and in June 2008 merged with another prominent financial institution. The Company has been notified that the swap is guaranteed and that the formal legal novation is expected to occur in the third quarter of 2008. The acquiring financial institution has a strong credit rating and, accordingly, we did not adjust the value of the swap asset for credit risk exposure.

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, records the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods.

Note 7. Stockholders’ Equity

On May 2, 2008, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.21 per share (totaling $8.9 million), which was paid on July 11, 2008 to stockholders of record on June 20, 2008.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Income applicable to common shares for earnings-per-share computation	$19,271	$10,821	$27,793	$20,580

Denominator:
Total shares outstanding	42,157	42,018	42,157	42,018
Less: weighted average unvested shares	(161)	(399)	(281)	(399)
Less: effect of calculating weighted average shares	(36)	(155)	(61)	(294)

Denominator for basic earnings per common share—weighted average shares outstanding	41,960	41,464	41,815	41,325
Plus: weighted average unvested shares	161	399	281	399
Plus: common stock equivalents of stock options outstanding	170	308	166	274

Denominator for diluted earnings per common share – weighted average shares outstanding	42,291	42,171	42,262	41,998

Below is a summary of the activity and status of stockholders’ equity as of and for the six months ended June 30, 2008:

(In thousands)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2007	42,063	$421	$162,304	$6,603	$2,012	$171,340

Effects of changing the retirement plans’ measurement date pursuant to FASB Statement No. 158
Net periodic benefit cost for October 1, 2007 – December 31, 2007, net of $0.3 million of deferred income taxes				(464)	14	(450)
Non-cash compensation			1,873			1,873
Expiration of former Class A common stock repurchase rights (Note 8)			181			181
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			293			293
Restricted shares issued, shares issued through the employee stock purchase plan and stock options exercised	94	1	418			419
Cash dividends declared ($0.42 per share)				(17,692)		(17,692)
Comprehensive Income:
Net income				27,793
Unrecognized loss from defined benefit plans, net of $0.3 million of deferred income taxes (Note 2)					(438)
Total Comprehensive Income						27,355

Balance, June 30, 2008	42,157	$422	$165,069	$16,240	$1,588	$183,319

Note 8. Stock Plans

During the six months ended June 30, 2008, the Company issued 323,840 stock options under the Equity Incentive Plan, of which 208,440 were issued to officers, and 43,000 stock options under the Non-Employee Director Equity Plan. Options under these plans are issuable to employees or non-employee directors as applicable. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan vest quarterly over the year following the grant date. No options expired during the period. Additionally, during the six months ended June 30, 2008, the Company issued 23,050 shares of restricted stock under the Equity Incentive Plan, primarily to officers. These shares of restricted stock cliff vest on the third anniversary of the grant date.

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

The summary of the activity and status of the Company’s stock options for the six months ended June 30, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2008	585	$13.80
Granted during the period	367	22.26
Exercised during the period	(68)	5.06
Forfeited during the period	(8)	14.71

Outstanding at June 30, 2008	876	$18.01	8.84 years	$6,446

Exercisable at June 30, 2008	162	$10.69	7.79 years	$2,380

Expected to vest at June 30, 2008	850	$18.03		$6,239

The weighted-average grant date fair value of stock options granted during the first six months of 2008 and 2007 was $5.72 per share and $7.17 per share, respectively. The total intrinsic value of options exercised during the first six months of 2008 and 2007 was $1.4 million and $1.2 million, respectively. The total fair value of options that vested during the first six months of 2008 and 2007 was $1.3 million and $1.0 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2008	—	$—
Granted during the period	23	21.32
Vested during the period	—	—
Forfeited during the period	—	—

Restricted stock outstanding at June 30, 2008	23	$21.32

As of June 30, 2008, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.7 years.

The summary of the activity and status of the former Class A common stock instruments subject to repurchase rights for the six months ended June 30, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Common shares subject to repurchase rights at January 1, 2008	394	$12.00
Number of shares whose repurchase rights expired during the period	(389)	12.00

Common shares subject to repurchase rights at June 30, 2008	5	$12.00

The repurchase rights remaining at June 30, 2008 will expire in September 2008. For more information on the former Class A common stock instruments, see Note 8 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 9. Income Taxes

Income tax expense for the six months ended June 30, 2008 was $18.6 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-deductible, non-cash stock based compensation charges relating to equity-based awards outstanding as of June 30, 2008 are projected to be $1.8 million in 2008 and $0.8 million in 2009.

The Company has unused net operating losses (“NOLs”) totaling $176.9 million as of June 30, 2008. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $152.6 million as follows: $9.2 million per year in 2009 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

During June 2008, we resolved an uncertainty related to the interaction of the adjustment for realized built-in gains and the general carryforward provisions for unused annual NOL limits. This uncertainty existed at the time of our merger and thus we did not record a deferred tax asset of approximately $9.0 million for the benefit of approximately $23.2 million of pre-merger NOLs. This deferred tax benefit of approximately $9.0 million has been reflected as a reduction to goodwill and the increased available NOL amounts have been included in the annual projections discussed above.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $2.2 million in previously unrecognized benefits and increased our liability for other unrecognized benefits by $0.5 million resulting in a net increase to the January 1, 2007 retained earnings of $1.7 million. The Company accrued $0.2 million for the six months ended June 30, 2008 and $0.2 million of interest on this obligation during 2007.

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

In connection with the planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company has entered into a three-year vendor agreement to purchase network equipment. The Company expects to spend approximately $88.2 million under this agreement, of which approximately $49.7 million has been spent as of June 30, 2008. The Company expects to spend the remainder of the $88.2 million as follows: $24.5 million in the remainder of 2008 and $14.0 million in 2009. Under the vendor agreement, the Company receives significant current purchase volume discounts which ultimately are conditional on spending at or above the $88.2 million noted above.

The Company has other purchase commitments relating to capital expenditures totaling $10.2 million as of June 30, 2008, which are expected to be satisfied during 2008.

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

Our wireless revenues accounted for 76.4% and 76.8% of our total revenues for the three and six months ended June 30, 2008, respectively, and 94.6% and 95.9% of the total revenue growth over the comparative three-and-six-month periods in 2007, respectively. As of June 30, 2008, our wireless retail business had approximately 425,900 NTELOS-branded subscribers, representing an 8.0% penetration of our total covered population. We have made significant investments in our wireless network since 2005, adding 245 new wireless cell sites (including 59 cell sites added during 2008) and increasing our total cell sites to 1,082 at June 30, 2008. These investments and other initiatives, including the increased take rate of national rate plans and enhanced data service offerings, contributed to an 8.9% increase in subscribers and a 15 basis point reduction in churn from the second quarter of 2007 to the second quarter of 2008. For the comparative six-month periods, churn decreased by 18 basis points. We also amended our agreement with Sprint Spectrum L.P. during 2007 to act as a wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers. Under the terms of the agreement, we are committed to upgrading our wireless network to EV-DO in the territory covered by the agreement, and as of June 30, 2008, we have completed the upgrade to EV-DO in five markets. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007 and $38 million is expected to be spent in 2008 (approximately $10 million of which was spent by June 30, 2008). This level of expenditures in 2008 is expected to satisfy the 98% build-out completion target defined in the Strategic Network Alliance, resulting in an increase of the monthly revenue minimum from $8 million to $9 million. For the three and six months ended June 30, 2008, we realized wholesale and roaming revenues of $25.0 million and $49.6 million, respectively, primarily related to the Strategic Network Alliance, representing increases of 2.9% and 4.9% over the same respective periods in 2007.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of June 30, 2008, we operated approximately 42,800 RLEC telephone access lines. We also own a 2,130 route-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”), and Internet Service Provider (“ISP”), operation. As of June 30, 2008, we served customers with approximately 49,600 CLEC access line connections. We also offer DSL services in over 97% of our RLEC service area and as of June 30, 2008 we operated approximately 21,400 broadband access connections in our markets, representing an increase of 13.8% over June 30, 2007. In the three and six months ended June 30, 2008, the wireline Competitive segment strategic products (local phone services, IPTV-based video services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 14.4% and 15.1% over the three and six months ended June 30, 2007, respectively. Our wireline operating income margins were 31.7% and 31.2% for the three months ended June 30, 2008 and 2007, respectively, and were 32.8% and 31.8% for the six months ended June 30, 2008 and 2007, respectively. In late 2007, we introduced NTELOS video in selected neighborhoods within our two RLEC service areas, providing an alternative to cable and satellite TV. It is delivered via fiber to the home, along with Internet access and local and long distance telephone services. At June 30, 2008, we passed approximately 3,500 homes with fiber and we had approximately 600 IPTV customers. Revenues from the video and high speed Internet products are included in the Competitive Wireline segment.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per subscriber/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of subscribers in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our Condensed Consolidated Statements of Operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to Condensed Consolidated Financial Statements) to subscriber revenues used to calculate average monthly ARPU for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
(Dollars in thousands, other than average monthly ARPU data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Wireless communications revenues	$100,160	$93,493	$202,073	$185,085
Less: equipment revenues from sales to new customers	(2,969)	(2,902)	(6,986)	(7,648)
Less: equipment revenues from sales to existing customers	(2,081)	(1,622)	(4,579)	(3,613)
Less: wholesale revenues	(25,040)	(24,325)	(49,577)	(47,251)
(Less) plus: other revenues and adjustments	(723)	456	(707)	937

Wireless gross subscriber revenues	$69,347	$65,100	$140,224	$127,510

Average number of subscribers	423,545	386,758	419,180	380,880
Total ARPU(1)	$54.58	$56.11	$55.75	$55.80

Wireless gross subscriber revenues	$69,347	$65,100	$140,224	$127,510
Less: wireless voice and other features revenues(2)	(60,235)	(60,177)	(122,307)	(118,721)

Wireless data revenues(2)	$9,112	$4,923	$17,917	$8,789

Average number of subscribers	423,545	386,758	419,180	380,880
Total data ARPU(2)	$7.17	$4.24	$7.12	$3.85

(1)	We have entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU over the comparative three-and-six-month periods in 2007. Historical periods will not be restated. The following table presents pro forma total ARPU had this arrangement been in effect for all periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total ARPU – as reported	$54.58	$56.11	$55.75	$55.80
Total ARPU – pro forma	54.58	53.78	54.62	53.47

Reduction	$—	$(2.33)	$(1.13)	$(2.33)

(2)	In September of 2007, we launched a new prepay billing platform which enhanced product offerings to customers and allowed the Company to separately identify certain data revenues previously bundled into blended ARPU, and certain of the underlying plans were modified to offer data services. Accordingly, beginning in the fourth quarter of 2007, this revenue is included in data revenue. Additionally, beginning in the first quarter of 2008, an allocation of certain postpay bundled package revenues representing the portion relating to data was reclassified into data revenue. These items contributed to accelerated growth in data ARPU over the comparative three-and-six-month periods in 2007.

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses above target achievement levels, non-cash compensation expense related to stock and option instruments held by certain members of corporate management, expenses related to the voluntary early retirement plan (“VERP”) and secondary offering costs;

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

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to VeriSign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a credit to minority interest only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the three and six months ended June 30, 2008 or 2007.

Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

OVERVIEW

Operating revenues increased $7.0 million, or 5.7%, from the three months ended June 30, 2007 to the three months ended June 30, 2008 and $17.7 million, or 7.2%, from the six months ended June 30, 2007 to the six months ended June 30 2008. Wireless PCS accounted for approximately 94.6% and 95.9% of the increase over the respective three-and-six-month comparative periods, with growth occurring from subscriber revenues, equipment revenues and wholesale revenues. Wireline contributed the remaining revenue increase over the three-and-six-month comparative periods primarily from increases in key strategic products in the Competitive segment, partially offset by declines in RLEC access revenues and other revenues from the Competitive segment (dial-up Internet services, switched access and reciprocal compensation).

Operating income increased $0.9 million over the comparative three-month period, and decreased $1.2 million from the comparative six-month period. The six-month decrease reflects $13.5 million of accelerated depreciation recorded in the six months ended June 30, 2008 related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally estimated related to the EV-DO upgrade discussed below, and increases in other operating expenses of $5.7 million, or 3.9%, over the comparative six-month period. This operating income decrease was offset by the $17.7 million increase in revenue for the six-month period, discussed above.

Net income increased $8.5 million over the comparative three-month period and $7.2 million over the comparative six-month period. For the three and six months ended June 30, 2008, the pre-tax gain on interest rate swap increased $9.9 million and $7.7 million, respectively, over the three and six months ended June 30, 2007 and is discussed further below. Also reflected in the three-month increase in net income over the prior year comparative period is a $2.6 million pre-tax improvement in interest expense and a $4.6 million increase in income tax expense. For the six months ended June 30, 2008, the increase in net income over the prior year comparative period also reflects a $4.8 million pre-tax improvement in interest expense and a $3.4 million increase in income tax expense.

OPERATING REVENUES

The following tables identify our external operating revenues on a business segment basis for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended
Operating Revenues	June 30, 2008	June 30, 2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$100,160	$93,493	$6,667	7.1%

Wireline
RLEC	14,922	15,460	(538)	(3.5)%
Competitive wireline	15,790	14,846	944	6.4%

Total wireline	30,712	30,306	406	1.3%

Other	143	171	(28)	(16.4)%

Total	$131,015	$123,970	$7,045	5.7%

	Six Months Ended		$ Variance	% Variance
Operating Revenues	June 30, 2008	June 30, 2007
(dollars in thousands)
Wireless PCS	$202,073	$185,085	$16,988	9.2%

Wireline
RLEC	29,357	30,839	(1,482)	(4.8)%
Competitive wireline	31,536	29,252	2,284	7.8%

Total wireline	60,893	60,091	802	1.3%

Other	298	369	(71)	(19.2)%

Total	$263,264	$245,545	$17,719	7.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $6.7 million from the three months ended June 30, 2007 to the three months ended June 30, 2008 primarily due to an increase in our NTELOS-branded net subscriber revenue of $5.0 million, or 7.7%, an increase in equipment sales revenues of $0.9 million, or 19.8%, and a $0.7 million, or 2.9%, increase in wholesale and roaming revenues. The $17.0 million increase from the six months ended June 30, 2007 to the six months ended June 30, 2008 was primarily due to an increase in our NTELOS-branded net subscriber revenue of $13.7 million, or 10.8%, a $2.3 million, or 4.9%, increase in wholesale and roaming revenues, and a $0.9 million, or 7.5%, increase in equipment sales revenues related to increased sales of feature-rich handsets.

In both the three-and-six-month comparative periods, subscriber revenues reflected net subscriber growth of 8.9%, or approximately 34,700 subscribers, from approximately 391,200 subscribers as of June 30, 2007 to approximately 425,900 subscribers as of June 30, 2008.

Results for the three months ended June 30, 2008 reflect a decrease in ARPU of 2.7% over the three months ended June 30, 2007, from $56.11 to $54.58. This decrease is attributable to a reduction in total ARPU related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above), offset by the continued growth in data services and data packages. Pro forma for the handset insurance reporting changes, wireless subscriber revenues and cost of sales would have been reduced by $2.7 million for second quarter 2007. Therefore, total revenues pro forma of this reporting change increased $9.4 million, or 10.3% period over period, with subscriber revenues increasing $7.7 million, or 12.4% period over period. Total data ARPU was $7.17 for the three months ended June 30, 2008, up from $4.24 for the three months ended June 30, 2007 (see footnote 2 to the ARPU reconciliation table above). In addition to the impact from gross customer additions and ARPU, subscriber churn decreased 15 basis points, from 2.66% for the three months ended June 30, 2007 (approximately 30,900 subscribers) to 2.51% for the three months ended June 30, 2008 (approximately 31,900 subscribers), due to network and service quality improvements and the continued increase in the number of national and unlimited postpay subscriber plans and other product and service improvements in recent years.

Similarly, churn improvements, increased data ARPU and product and service improvements contributed to the revenue improvement over the six-month comparative periods. Total ARPU decreased 0.1%, from $55.80 to $55.75 for the six months ended June 30, 2007 and 2008, respectively. This decrease is attributable to the change in reporting of handset insurance discussed above, offset by continued growth in data services and a continued increased take-rate of our postpay national plans. Pro forma for the handset insurance reporting changes, wireless subscriber revenues and cost of sales would have been reduced by $2.8 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively. Therefore, total revenues pro forma of this reporting change increased $19.5 million, or 10.8% period over period, with subscriber revenues increasing $16.1 million, or 13.3% period over period. Total data ARPU was $7.12 for the first six months of 2008, up from $3.85 for the first six months of 2007 (see footnote 2 to the ARPU reconciliation table above). Total subscriber churn decreased 18 basis points, from 2.74% (approximately 62,500 subscribers) for the first six months of 2007 to 2.56% (approximately 64,400 subscribers) for the first six months of 2008.

The increase in wholesale and roaming revenues over the comparative three-and-six-month periods was driven by increased voice and data usage under the Strategic Network Alliance. Wholesale and roaming revenues grew 2.9% over the comparative three months, from $24.3 million for the three months ended June 30, 2007 to $25.0 million for the three months ended June 30, 2008, and 4.9% over the comparative six months, from $47.3 million for the six months ended June 30, 2007 to $49.6 million for the six months ended June 30, 2008. Our wholesale revenues are derived primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 55 cell sites within this wholesale service area since June 30, 2007, improving existing service and extending this coverage area.

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

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $0.4 million and $0.8 million over the comparative three-and-six-month periods, respectively.

•

RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, decreased $0.5 million from the comparative three-month period and decreased $1.5 million from the comparative six-month period. The revenue decreases in both comparative periods reflect decreased access revenues of $0.1 million, or 1.0% from the comparative three months and $1.0 million, or 5.0% from the comparative six months, as a result of a biennial reset on July 1, 2007 of RLEC interstate access rates, reductions in National Exchange Carrier Association (NECA) settlement rates, offset by net favorable access billing disputes. During the second quarter of 2008, we recorded $0.3 million of net favorable adjustments related to access billing disputes. Also contributing to the decrease in both periods was a 1,900, or 4.3%, decrease in access lines, which totaled approximately 42,800 as of June 30, 2008 and 44,700 as of June 30, 2007. Offsetting these decreases was an increase in carrier access minutes of 3.7% and 7.7% from the respective three and six months ended June 30, 2007 to the respective three and six months ended June 30, 2008, due primarily to growth in usage by wireless carriers.

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and the introduction of competitive voice service offerings from Comcast, which commenced in May 2008 in one of our three RLEC markets. We expect that this competition will primarily be for residential customers. Our access line loss in the first six months of 2008 was 1.7% and we have estimated that our access line loss for the year will be between 4% and 6%.

•

Competitive Wireline Revenues. Competitive wireline revenue for the three months ended June 30, 2008 increased $0.9 million over the comparative three-month period driven by revenues from our key strategic products (local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) in the Competitive Wireline segment, which grew $1.6 million, or 14.4%, over the comparative three months, offset by declines in other Competitive revenues (primarily dial-up Internet services, switched access and reciprocal compensation). Revenues from broadband, integrated access and Metro Ethernet services increased $0.8 million, or 21.0%, from the three months ended June 30, 2007 to the three months ended June 30, 2008 due primarily to broadband products customer growth of 13.8%, particularly in the products with higher bandwidth and ARPU. Revenues from the remaining key strategic products collectively increased $0.8 million, or 11.0%, over the comparative three months primarily from new circuit additions with carriers and increased customers. Dial-up revenue for the three months ended June 30, 2008 declined $0.3 million from the three months ended June 30, 2007 due to continued customer erosion of 24.9%, or 6,200 customers (to 18,600 at June 30, 2008), and reciprocal compensation and switched access revenues declined $0.5 million collectively (to $1.0 million for the second quarter of 2008) from the comparative three months due to volume reductions.

The revenue growth over the comparative six-month period is also attributable to growth in revenue from our key strategic products, which increased $3.4 million, or 15.1%, offset by a net decline in other Competitive revenues. Revenue from broadband, integrated access and Metro Ethernet services increased $1.6 million, or 21.0%, from the first six months of 2007 to the first six months of 2008 due to continued growth in demand for higher bandwidth. Revenues from the remaining key strategic products collectively increased $1.8 million, or 12.0%, over the comparative prior year period primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $0.5 million (26.2%), with a customer decline of 24.9% over the comparative period. In addition, switched access and reciprocal compensation revenues declined $0.7 million due to volume reductions.

On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charges or the intrastate switched access charges of the ILEC (or the average of all ILECs) providing service in the geographic area served by the CLEC. The cap took effect at the end of a transition period that began on December 1, 2007 and ended on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on December 1, 2007 and again on April 1, 2008. We expect these lower rates to reduce our CLEC access revenues by a total of $1.2 million in 2008, inclusive of a $0.5 million reduction recognized in the first half of 2008.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		$ Variance	%Variance
Operating Expenses	June 30, 2008	June 30, 2007
(dollars in thousands)
Wireless PCS	$58,718	$57,498	$1,220	2.1%

Wireline
RLEC	3,884	4,366	(482)	(11.0)%
Competitive wireline	9,413	9,795	(382)	(3.9)%

Total wireline	13,297	14,161	(864)	(6.1)%

Other	1,203	1,207	(4)	(0.3)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, non-cash compensation charges and voluntary early retirement plan charges	73,218	72,866	352	0.5%

Depreciation and amortization	25,812	20,579	5,233	25.4%
Accretion of asset retirement obligations	268	217	51	23.5%
Secondary offering costs	—	66	(66)	(100.0)%
Non-cash compensation charges	713	1,096	(383)	(34.9)%
Voluntary early retirement plan charges	975	—	975	N/M

Total operating expenses	$100,986	$94,824	$6,162	6.5%

	Six Months Ended		$ Variance	%Variance
Operating Expenses	June 30, 2008	June 30, 2007
(dollars in thousands)
Wireless PCS	$120,707	$114,229	$6,478	5.7%

Wireline
RLEC	7,734	8,433	(699)	(8.3)%
Competitive wireline	18,707	19,362	(655)	(3.4)%

Total wireline	26,441	27,795	(1,354)	(4.9)%

Other	2,773	2,431	342	14.1%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, non-cash compensation charges and voluntary early retirement plan charges	149,921	144,455	5,466	3.8%

Depreciation and amortization	53,826	40,678	13,148	32.3%
Accretion of asset retirement obligations	496	392	104	26.5%
Secondary offering costs	—	566	(566)	(100.0)%
Non-cash compensation charges	1,873	2,115	(242)	(11.4)%
Voluntary early retirement plan charges	975	—	975	N/M

Total operating expenses	$207,091	$188,206	$18,885	10.0%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The primary drivers of the three-and-six-month increases in our operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, non-cash compensation and voluntary early retirement plan charges are described by segment as follows:

•

Wireless Communications – Of the increases in wireless communications operating expenses noted in the tables above, variable cost of sales and services accounted for $1.6 million of the six month increase, but variable cost of sales and services were down $0.6 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. As described in the Cost of Sales and Services (“COS”) operating expense discussion below, the three-month decrease is primarily attributable to a reduction in handset insurance cost of sales as a result of reporting of handset insurance on a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above), which more than offset increases in roaming COS and data COS. The six-month increase in COS is primarily attributable to increased roaming and data COS, partially offset by a reduction in handset insurance cost of sales related to the April 1, 2008 reporting change discussed above. We expect continued growth in COS expenses as our customer base grows, sales of national plans increase and usage of data features increases.

The remaining operating expense increases in wireless communications over the comparative periods were due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $1.1 million over the three-month comparative period and $2.1 million over the six-month comparative period related to additional capacity due to the increased subscriber base and an 8.3% increase in the number of cell sites in service from June 30, 2007 to June 30, 2008. Also, customer retention expense increased $0.5 million and $1.2 million over the three-and-six-month comparative periods, respectively, primarily associated with increased promotions between the periods driving existing wireless customer handset upgrades and contract renewals. The remaining increase in both the three-and-six-month comparative periods is due primarily to increased operating taxes and compensation expenses, offset by decreased selling expenses primarily as a result of a decrease in third-party agent sales.

•

Wireline Communications – The decreases in wireline operating expenses noted in the tables above are partially attributable to a $0.2 million and a $0.4 million decrease in bad debt expense for the comparative three-and-six-month periods, respectively, primarily due to improved accounts receivable turnover and aging improvement. Also contributing to the decreases over the comparative periods were decreases in access expense from continued network grooming and decreases in allocated corporate expenses as a result of an increased percentage of corporate expenses attributable to the significantly faster growing wireless segment.

•

Other – As noted in the tables above, operating expenses from the corporate and other communication service businesses was flat over the comparative three-month period and increased $0.3 million over the comparative six-month period. The six-month increase is primarily attributable to unallocated accounting and other professional services performed in early 2008 associated with the year-end 2007 audit and professional expenses related to our first year of compliance with section 404 of the Sarbanes-Oxley Act.

COST OF SALES AND SERVICES—Cost of sales and services was flat over the comparative three months and increased $3.5 million, or 4.5%, over the comparative six months. Included in the results for the three and six months ended June 30, 2008 was a reduction from the prior year comparative period of $2.8 million and $2.5 million, respectively, in handset insurance cost of sales primarily related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above). Roaming COS increased $1.5 million and $3.1 million over the comparative three-and-six-month periods related primarily to increased sales of national plans and other plans which contain more roaming minutes, partially offset by in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 28.9% as of June 30, 2007 to 33.6% as of June 30, 2008. Data COS increased $0.3 million over the comparative three months and $0.6 million over the comparative six months consistent with increased data usage. For the six-month comparative periods, these increases were offset by a $0.4 million decline in equipment COS due to a 3.5% decrease in wireless gross customer additions over the six-month comparative period and a slightly higher portion of the customer additions being prepaid customers that purchase lower cost handsets than post pay customers on average. Long distance toll and other COS collectively increased $0.4 million and $0.9 million over the three-and-six-month comparative periods, respectively.

Also contributing to the changes in cost of sales and services for the three-and-six-month comparative periods were approximately $0.6 million and $2.0 million, respectively, of increased network related expenses, including cell site costs for wireless, transport and access expense and increases in other support expenses, such as personnel and contracted labor expenses. In connection with our 2008 planned network expansion and enhancements, we are planning an additional 8% to 12% increase in the number of cell sites for the remainder of 2008. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. Additionally, the EV-DO upgrade will result in our adding additional access expenses for every cell site just prior to their upgrade. Revenue generation related to this upgrade will lag these increased expenses. For the six months ended June 30, 2008, additional operating expenses associated with the EV-DO upgrade and additional cell sites totaled approximately $0.6 million.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses were flat over the comparative three-month period and increased $1.1 million, or 2.1% from the six months ended June 30, 2007 to the six months ended June 30, 2008. Retention costs increased over the three-and-six-month comparative periods, as described above, and compensation expense increased $0.5 million and $0.9 million over the three-and-six-month comparative periods, respectively, associated with inflationary growth in wages and an increase in personnel to support subscriber growth. These increases were offset by decreases in agent commissions and other selling expenses related primarily to a lower number of post pay additions in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

CORPORATE OPERATIONS EXPENSES— Corporate operations expenses increased $0.8 million, or 9.7%, over the comparative three months due primarily to $1.0 million of charges recorded during the three months ended June 30, 2008 related to a voluntary early retirement plan offered to a select number of wireline employees. These charges primarily represent an enhanced pension benefit offered to the 22 employees who accepted the early retirement offer. Also increasing over the three-month comparative period were operating taxes. These increases are largely offset by a $0.2 million decrease in compensation expense due to an increase in capitalized labor related to internally developed software.

For the six-month comparative periods, corporate operations expenses increased $1.0 million, or 6.2%. As described above, the results for the six months ended June 30, 2008 contain $1.0 million of charges related to a voluntary early retirement plan. Also increasing over the six-month comparative period were license fees and royalties, operating taxes and professional fees. Offsetting these increases was a decrease of $0.6 million relating to legal, accounting and other expenses associated with the secondary stock offering completed in the first quarter of 2007. The remaining decrease is primarily due to a $0.6 million decrease in compensation expense due to a decrease in performance-based compensation expense and an increase in capitalized labor discussed above.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $5.2 million, or 25.4%, over the comparative three months and increased $13.1 million, or 32.3%, over the comparative six months. These increases are primarily attributable to accelerated depreciation of $5.6 million and $13.5 million recorded in the three and six months ended June 30, 2008, respectively, related to 3G-1xRTT and other equipment scheduled to be replaced earlier than original anticipated related to the EV-DO upgrade discussed below. We also experienced an increase in depreciation expense of $0.3 million over the comparative three months and $0.8 million over the comparative six months primarily related to an increase in the average depreciable asset base. These increases were offset by a decrease in amortization expense of $0.6 million over the comparative three months and $1.0 million over the comparative six months related to the change in the remaining useful life of the intangible asset associated with the Strategic Network Alliance with Sprint Nextel due to the extension of the contract period-end to July 2015.

As discussed above in the “wireless communications revenue” section, we entered into the amended and restated contract with Sprint Spectrum L.P. which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint Nextel overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. Some of the equipment is planned for redeployment to fringe areas of the network or contiguous markets where we own spectrum but currently do not provide service. In all cases, we will record additional accelerated depreciation on the 3G-1xRTT assets as they are planned for disposal prior to their previously planned useful lives. The total net book value of the related equipment subject to early retirement was approximately $80 million on August 1, 2007, the date we made the decision regarding the technology upgrade. The expected incremental capital expenditures related to the upgrade to EV-DO are $65 million. Based on this network upgrade plan, we expect to record approximately $6.5 million and $5.8 million of additional depreciation during the remainder of 2008 and 2009, respectively.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased less than $0.1 million from the three months ended June 30, 2007 to the three months ended June 30, 2008 and increased approximately $0.1 million over the six-month comparative period, from $0.4 million for the six months ended June 30, 2007 to $0.5 million for the six months ended June 30, 2008.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $2.6 million, or 24.7%, from the comparative three months and $4.8 million, or 22.3%, from the comparative six months due primarily to lower LIBOR rates on the First Lien Term Loan and a lower debt balance due to $12.5 million of debt repayment during 2007 and $3.1 million of scheduled debt repayments in the first six months of 2008. We entered a six-month LIBOR contract beginning March 2008 on $609.6 million of our First Lien Term Loan which results in a 5.3% fixed rate over this period.

In February 2008, NTELOS Inc. entered into a new interest rate swap agreement to replace the previous interest rate swap that ended in the same month. These swap agreements were not designated as interest rate hedge instruments for accounting purposes and, therefore, the changes in the fair value of the swap agreements were recorded as gain (loss) on interest rate swap. The $6.3 million gain on interest rate swap recorded in the first six months of 2008 includes a $0.3 million charge related to the previous swap agreement, which was a $0.3 million asset at December 31, 2007 that ended during February 2008, and the recording of a $6.6 million asset representing the fair value of the new swap agreement which is included in the securities and investments section of the Condensed Consolidated Balance Sheets.

Other income primarily relates to interest income from cash and cash equivalents and totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively, $0.4 million and $0.7 million lower than the comparative three-and-six-month periods, respectively, due to significantly lower short-term investment interest rates partially offset by a higher average cash and cash equivalent balance in the current year versus the prior year comparative periods.

INCOME TAXES

Income tax expense for the three months ended June 30, 2008 was $12.6 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation. Income taxes for the three months ended June 30, 2007 were $8.0 million, driven by non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs.

Income tax expense for the six months ended June 30, 2008 was $18.6 million, representing the statutory tax rate applied to pre-tax income and the effects of approximately $1.3 million of non-deductible, non-cash stock based compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-deductible charges for equity-based awards outstanding as of June 30, 2008 are projected to be approximately $0.5 million for the second half of 2008. Income tax expense for the six months ended June 30, 2007 was $15.2 million, driven by non-deductible, non-cash stock based compensation, and non-deductible cost related to the secondary offering.

Our unused net operating losses (“NOLs”), at June 30, 2008 are approximately $176.9 million. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $152.6 million as follows: $9.2 million per year in 2009 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the six months ended June 30, 2007 and 2008, we funded our working capital requirements, capital expenditures and cash dividends from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel which was amended on July 31, 2007 and extended to July 31, 2015 (see overview section above).

As of June 30, 2008, we had $660.5 million in aggregate long-term liabilities, consisting of $604.3 million in outstanding long-term debt ($611.1 million including the current portion) and $56.2 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), none of which has been used. The Revolving Credit Facility is available for our working capital requirements and other general corporate purposes. Our blended interest rate on our long-term debt as of June 30, 2008 is 5.3%. We entered a six-month LIBOR contract beginning March 2008 on $609.6 million of our First Lien Term Loan which results in a 5.3% fixed rate over this period. Our new, eighteen-month swap agreement commences on September 1, 2008 which fixes the interest rate at 4.91% for $600 million of the First Lien Term Loan.

In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At June 30, 2008, the net present value of these future minimum lease payments was $1.5 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $3.4 million for the remainder of 2008, $6.7 million in 2009, $154.0 million in 2010, $446.9 million in 2011 and $0.2 million thereafter.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. The expected incremental capital expenditures related to the upgrade to EV-DO (expenditures in excess of the previously anticipated capital expenditures without considering this technology upgrade) are $65 million, approximately $34 million of which has been spent in 2007 and the first six months of 2008. We expect to spend an additional $28 million of incremental capital expenditures in 2008 related to the upgrade of EV-DO, for a total of $38 million in 2008. This level of expenditures in 2008 is expected to satisfy the 98% build-out completion target defined in the Strategic Network Alliance during the fourth quarter 2008, after which the monthly revenue minimum will increase from $8 million to $9 million.

On March 9, 2007, NTELOS Inc. amended its Amended Credit Agreement. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket is increased by $6.5 million per quarter commencing with the quarter ending March 31, 2007 and is decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. The amount of the restricted payment basket was $38.7 million as of June 30, 2008, which was subsequently reduced by the $8.9 million dividend paid on July 11, 2008.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA (as defined under the Amended Credit Agreement) and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of June 30, 2008, we are in compliance with all of our debt covenants, and our ratios at June 30, 2008 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

Our ratios under the foregoing restrictive covenants as of June 30, 2008 are as follows:

	Actual	Covenant Requirement at June 30, 2008
Total debt outstanding to EBITDA	2.80	Not more than 5.50
Minimum interest coverage ratio	5.73	Not less than 2.25

During the six months ended June 30, 2008, net cash provided by operating activities was $105.4 million. Net income during this period was $27.8 million. We recognized $65.0 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $12.6 million. The principal changes in operating assets and liabilities from December 31, 2007 to June 30, 2008 were as follows: accounts receivable increased by $0.5 million due to increased revenues of 7.2%, offset by improved collections and accounts receivable aging; inventories and supplies decreased $2.6 million driven by higher quantities on hand at year-end to support seasonally higher sales activity early in the first quarter; other current assets increased $0.3 million largely related to increases in prepaid maintenance contracts; changes in income taxes totaled $15.0 million primarily as a result of a $10.3 million cash refund received in April 2008; accounts payable increased $3.7 million due to the timing of payments at the end of the respective quarters; and, other current liabilities decreased $2.3 million due primarily to a reduction of $6.4 million in accrued annual incentive compensation related primarily to the first quarter 2008 payout of accrued annual incentive compensation, partially offset by a $2.7 million increase in accrued interest related to the requirement under the current six month LIBOR contract for interest payments to be made every three months (on May 31 and on August 31) compared to monthly interest payments at year-end on our First Lien Term Loan and increases in other current liabilities due to the timing of payments. Retirement benefit payments for the first six months of 2008 were $5.8 million which includes a $5.4 million pension plan funding payment.

During the six months ended June 30, 2007, net cash provided by operating activities was $61.6 million. Net income during this period was $20.6 million. We recognized $53.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $12.5 million. The principal changes in operating assets and liabilities from December 31, 2006 to June 30, 2007 were as follows: accounts receivable increased by $3.1 million, or 8.2%, due to increased revenues partially offset by improved accounts receivable aging; inventories and supplies increased $1.8 million driven by an increase in average handset cost and supply on hand due to volume purchase incentives; other current assets increased $1.6 million largely related to increases in prepaid maintenance contracts; accounts payable increased by $1.8 million related to higher utility tax payables; and other current liabilities decreased $2.3 million due primarily to a $3.3 million reduction in accrued compensation primarily related to a reduction in 2006 unpaid annual incentive compensation offset by additional accrued compensation for the 2007 annual incentive compensation. Retirement benefit payments for the first six months of 2007 were $6.5 million which includes a $6.0 million pension plan funding.

Our cash flows used in investing activities for the six months ended June 30, 2008 were $56.6 million primarily used for the purchase of property and equipment comprised of (i) approximately $30.4 million related to our wireless business, including approximately $9.6 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $7.0 million of continued network coverage expansion and enhancements within our coverage area, approximately $9.3 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $4.5 million for improvements to our existing networks and other business needs, (ii) approximately $20.0 million for a strategic fiber build in WV, for the actual and projected growth of our Competitive wireline voice and data offerings, for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and the third quarter 2007 launch of a new IPTV-based video service offering, and routine capital outlays and facility upgrades supporting our RLEC operations, (iii) approximately $6.3 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

Our cash flows used in investing activities for the six months ended June 30, 2007 were $38.3 million used for the purchase of property and equipment comprised of (i) approximately $22.0 million related to supporting our increasing subscriber base and wholesale growth, continuing our incremental network expansion, installing network software upgrades and upgrading our Home Location Register (“HLR”), a central database that contains details of each of our mobile subscribers and which manages calls between our wireless customers and calls to and from the public switched telephone network, (ii) approximately $13.3 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering which commenced in the fourth quarter of 2006 and the planned third quarter 2007 launch of a new video service offering, and (iii) approximately $3.0 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

We currently expect capital expenditures for 2008 to be in the range of $130 million to $133 million. We expect that our capital expenditures associated with our wireless business in 2008 will be in the range of $88 million to $90 million, of which approximately $38 million represents incremental capital expenditures related to our network upgrade to EV-DO, $16 million represents continued network coverage expansion and enhancements within our coverage area, $20 million to $21 million represents expenditures for additional capacity and upgrades to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $14 million to $15 million is targeted for improvements to our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2008 will be in the range of $32 million to $33 million, of which approximately $7 million is targeted to support strategic fiber builds in West Virginia and the remaining $25 million to $26 million is targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service which commenced in the fourth quarter of 2006 and the launch of a new IPTV-based video service offering in the third quarter of 2007. In addition, we expect to invest a total of approximately $10 million in 2008 for enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the six months ended June 30, 2008 aggregated $20.1 million, which primarily represents the following:

•	$3.1 million in payments on our senior secured term loan;

•	$17.7 million used to pay common stock cash dividends ($0.42 per share in the aggregate) on January 10, 2008 and April 11, 2008; and,

•	approximately $0.7 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2007 aggregated $9.9 million, which primarily represents the following:

•	$9.3 million in payments on our senior secured term loan;

•	$1.0 million in debt issuance costs; and,

•	approximately $0.4 million proceeds and tax benefits primarily related to the exercise of stock options.

As of June 30, 2008 and December 31, 2007, we had approximately $82.2 million and $53.5 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $56.5 million and $45.8 million, respectively. Of the cash and cash equivalents on hand on June 30, 2008, $79.0 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

During March 2008, we applied for an accelerated federal income tax refund, net of a portion of current year estimated tax, of $10.3 million pertaining to tax overpayments existing as of December 31, 2007. The refund was subsequently received on April 14, 2008.

We paid a dividend of $0.21 per share on January 10, 2008, which was declared during the fourth quarter of 2007 and totaled $8.8 million. On February 28, 2008, the board of directors declared a dividend which was paid on April 11, 2008 to common stock shareholders of record on March 20, 2008 at a rate of $0.21 per share, totaling $8.8 million. On May 2, 2008, the board of directors declared a dividend in the amount of $0.21 per share which was paid on July 11, 2008 to stockholders of record on June 20, 2008 and totaled $8.9 million. On August 5, 2008, the board of directors declared a dividend in the amount of $0.21 per share to be paid on October 10, 2008 to stockholders of record on September 19, 2008. We intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account higher capital expenditure levels during this period than we had in 2007 as we continue to make capital expenditures in connection with the EV-DO network upgrade over the next 12 months, add additional cell sites, and entertain other initiatives as we continue to grow our business and evaluate additional growth opportunities. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. However, as noted above, we have a cash balance of $82.2 million at June 30, 2008 and we believe our cash flow from operations will continue to grow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of June 30, 2008, $609.6 million was outstanding under the First Lien Term Loan. As of June 30, 2008, NTELOS Inc. achieved a leverage ratio of 2.80:1.00 and an interest coverage ratio of 5.73:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt totaling $1.5 million as of June 30, 2008.

In February 2008, NTELOS Inc. signed an eighteen-month, $600.0 million interest rate swap agreement which commences on September 1, 2008. Also during February 2008, the previous $312.5 million swap agreement ended.

These swap agreements help minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Under the $600.0 million interest rate swap agreement, our fixed rate payments are calculated at a per annum rate of 2.66%. Our swap counterparty’s variable rate payments are based on three-month U.S. Dollar LIBOR, which was 2.79% as of June 30, 2008. Interest rate differentials paid or received under our past and current swap agreements are recognized for GAAP purposes as adjustments to our interest expense. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan will result in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

We entered a six-month LIBOR contract beginning March 2008 on $609.6 million of our First Lien Term Loan which results in a 5.3% fixed rate over this period. After the initial six-month period, we are exposed to interest rate risk on the borrowings in excess of $600.0 million. We are also exposed to loss if the counterparty to the agreement defaults. At June 30, 2008, the interest rate swap was recorded at fair value of a $6.6 million asset. During 2008, the counterparty to the interest rate swap experienced liquidity problems and in June 2008 merged with another prominent financial institution. The Company has been notified that the swap is guaranteed and that the formal legal novation is expected to occur in the third quarter of 2008. The acquiring financial institution has a strong credit rating and, accordingly, we did not adjust the value of the swap asset for credit risk exposure. The fair value of the swap agreement could differ materially from its value at June 30, 2008 based on economic and other factors that influence the projected LIBOR rates over the terms of the agreement.

At June 30, 2008, our financial assets included cash and cash equivalents of $82.2 million. Other securities and investments totaled $0.6 million at June 30, 2008.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 28, 2008. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first six months of 2008 or existing policies that were changed during the first six months of 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 beginning on January 1, 2008. However, the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. The effect of adoption was immaterial to the Company and resulted in expanded disclosures regarding our interest rate swap.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in the consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information will be recast to classify noncontrolling interests in equity, attributable to net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company is currently evaluating the impact of this SFAS No. 161 on its results of operations, cash flows and financial position.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. Under the FSP, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for Statement 142’s entity-specific factors. The guidance is restricted to estimating the useful life of recognized intangible assets; it contains no guidance on how to measure or amortize them or account for the costs of renewals. The FSP also adds disclosures to those already required by SFAS No. 142. This FSP is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects to apply the provisions of this FSP prospectively to intangible assets acquired after the effective date of this FSP and will apply the increased disclosure requirements for all intangible assets recognized as of, and subsequent to, the effective date of this FSP.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP will require unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, and early adoption is prohibited. The Company is currently evaluating the impact of this FSP on its calculation of earnings per share.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 19 to 32) in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 2, 2008. At that meeting, stockholders voted on the following:

i.	election of eight directors to serve until the 2009 Annual Meeting of Stockholders; and

ii.	ratification of the appointment by our Audit Committee of the board of directors of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008.

The results of such votes were as follows:

i.	The following votes were cast for the election of each director to serve on our board for a term of one year until the 2009 Annual Meeting of Stockholders or until a successor has been elected and qualified:

Name of Nominee	Votes Cast For	Votes Withheld
Timothy G. Biltz	39,847,738	302,240
Daniel J. Heneghan	39,986,682	163,296
Eric B. Hertz	39,847,568	302,410
Michael Huber	38,526,769	1,623,209
Julia B. North	39,986,257	163,721
Henry Ormond	38,256,574	1,893,404
Jerry E. Vaughn	39,884,704	265,275
James S. Quarforth	38,694,935	1,455,043

ii.	KPMG LLP was ratified as independent registered public accounting firm for the year ending December 31, 2008 with 39,942,884 votes cast for ratification, 194,272 votes cast against ratification and 12,822 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: August 8, 2008	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: August 8, 2008	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary