Form 10-Q
period 2008-09-30
NTELOS HOLDINGS CORP
filed 2008-11-07
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

There were 42,179,519 shares of the registrant’s common stock outstanding as of the close of business on October 31, 2008.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	September 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$67,442	$53,467
Accounts receivable, net of allowance of $14,098 ($14,004 in 2007)	48,712	45,543
Inventories and supplies	9,197	7,693
Other receivables	3,522	4,184
Income tax receivable	—	11,753
Prepaid expenses and other	8,713	7,944

	137,586	130,584

Securities and Investments
Interest rate swap	4,243	347
Securities and investments	703	523

	4,946	870

Property, Plant and Equipment
Land and buildings	41,731	38,513
Network plant and equipment	517,733	458,874
Furniture, fixtures and other equipment	58,471	44,422

Total in service	617,935	541,809
Under construction	45,115	54,401

	663,050	596,210
Less accumulated depreciation	231,225	193,306

	431,825	402,904

Other Assets
Goodwill	118,448	127,637
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $46,050 ($37,149 in 2007)	77,000	85,901
Radio spectrum licenses in service	114,129	114,180
Radio spectrum licenses not in service	19,671	19,641
Deferred charges and other assets	3,834	4,771

	365,082	384,130

	$939,439	$918,488

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2008	December 31, 2007
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,693	$6,751
Accounts payable	32,836	31,525
Dividends payable	8,857	8,833
Advance billings and customer deposits	19,044	17,809
Accrued payroll	8,818	12,929
Accrued interest	—	70
Income tax payable	1,109	—
Accrued operating taxes	4,223	3,067
Other accrued liabilities	4,073	3,836

	85,653	84,820

Long-term Liabilities
Long-term debt	602,755	607,455
Retirement benefits	27,107	27,860
Deferred income taxes	11,139	4,042
Other long-term liabilities	20,637	19,218
Income tax payable	3,540	3,325

	665,178	661,900

Minority Interests	485	428

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,178 shares issued and outstanding (42,063 in 2007)	422	421
Additional paid in capital	165,749	162,304
Retained earnings	20,350	6,603
Accumulated other comprehensive income	1,602	2,012

	188,123	171,340

	$939,439	$918,488

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Operating Revenues	$135,985	$126,931	$399,249	$372,476

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	44,264	39,972	127,081	119,240
Customer operations	27,066	27,221	80,015	79,081
Corporate operations	7,794	8,503	24,797	24,511
Depreciation and amortization	24,789	26,863	78,615	67,541
Accretion of asset retirement obligations	249	230	745	622

	104,162	102,789	311,253	290,995

Operating Income	31,823	24,142	87,996	81,481

Other Income (Expenses)
Interest expense	(7,756)	(11,020)	(24,611)	(32,721)
Gain (loss) on interest rate swap	(2,403)	(1,265)	3,896	(2,648)
Other income	44	839	871	2,340

	(10,115)	(11,446)	(19,844)	(33,029)

	21,708	12,696	68,152	48,452
Income Tax Expense	8,714	5,180	27,334	20,360

	12,994	7,516	40,818	28,092
Minority Interests in (Earnings) Losses of Subsidiaries	(26)	35	(57)	39

Net Income	$12,968	$7,551	$40,761	$28,131

Basic and Diluted Earnings per Common Share:
Income per share – basic	$0.31	$0.18	$0.97	$0.68
Income per share – diluted	$0.31	$0.18	$0.96	$0.67
Weighted average shares outstanding – basic	42,137	41,630	41,923	41,428
Weighted average shares outstanding – diluted	42,313	42,361	42,280	42,117
Cash Dividends Declared per Share – Common Stock	$0.21	$0.15	$0.63	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income	$40,761	$28,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,714	56,889
Amortization	8,901	10,652
Accretion of asset retirement obligations	745	622
Deferred income taxes	16,903	9,096
(Gain) loss on interest rate swap instrument	(3,896)	2,648
Common stock and stock options non-cash compensation expense	2,307	3,209
Amortization and write-off of loan origination costs and debt discount	281	248
Retirement benefits and other	4,603	3,402
Excess tax benefits from share-based compensation	(427)	(323)
Changes in assets and liabilities from operations:
Increase in accounts receivable	(3,169)	(6,962)
(Increase) decrease in inventories and supplies	(1,504)	584
Increase in other current assets	(107)	(376)
Changes in income taxes	13,591	1,314
Increase (decrease) in accounts payable	1,311	(140)
(Decrease) increase in other current liabilities	(1,651)	934
Retirement benefit contributions and distributions	(5,957)	(6,691)

Net cash provided by operating activities	142,406	103,237

Cash flows from investing activities
Purchases of property, plant and equipment	(98,156)	(55,299)
Other	51	8

Net cash used in investing activities	(98,105)	(55,291)

Cash flows from financing activities
Repayments on senior secured term loans	(4,716)	(10,893)
Cash dividends paid on common stock	(26,526)	(6,303)
Debt and equity issuance costs	—	(930)
Excess tax benefits from share-based compensation	427	323
Proceeds from stock option exercises and employee stock purchase plan	531	265
Other	(42)	24

Net cash used in financing activities	(30,326)	(17,514)

Increase in cash and cash equivalents	13,975	30,432
Cash and cash equivalents:
Beginning of period	53,467	44,180

End of period	$67,442	$74,612

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform with current year presentation. On its Condensed Consolidated Statements of Operations, the Company combined the wireless communications, wireline communications and other communication services revenue line items into one line entitled operating revenues. Additionally, the Company combined the cost of wireless sales and maintenance and support line items into one line labeled cost of sales and services for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc., as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At September 30, 2008, total cash equivalents, consisting of amounts invested in a temporary business investment deposit account, were $68.2 million. This account, as well as the Company’s other primary cash accounts, some of which are in amounts in excess of the FDIC insurance limit, are with a commercial bank. This commercial bank has maintained a high rating by Standard & Poor’s and Moody’s.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to enhance collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the Condensed Consolidated Statements of Operations. Bad debt expense for the three and nine months ended September 30, 2008 was $2.1 million and $5.0 million, respectively, and bad debt expense for the three and nine months ended September 30, 2007 was $2.8 million and $5.7 million, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. The Company believes that no impairment indicators exist as of September 30, 2008 that would require us to perform impairment testing.

During the three and nine months ended September 30, 2008, the Company recorded approximately $3.6 million and $17.1 million, respectively, of accelerated depreciation related to equipment scheduled to be replaced earlier than the original estimated lives in connection with the Company’s planned Evolution-Data Optimized Revision A (“EV-DO”) network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory by 2009. The impact of this accelerated depreciation for the three months ended September 30, 2008 was a reduction of $3.6 million to operating income, a reduction of $2.2 million to net income and a reduction of $0.05 to both basic and diluted earnings per share. For the nine months ended September 30, 2008, the impact of this accelerated depreciation was a reduction of $17.1 million to operating income, a reduction of $10.5 million to net income and a reduction of $0.25 to both basic and diluted earnings per share. The total net book value of the related equipment subject to early retirement was approximately $80 million as of August 1, 2007, the date the Company made the decision regarding the technology upgrade, and was approximately $32.7 million as of September 30, 2008.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1st and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that there have been no significant adverse events or changes in circumstances during the first nine months of 2008 which would require testing as of September 30, 2008.

The following table presents the activity in goodwill:

(In thousands)
Goodwill, December 31, 2007	$127,637
Section 382 deferred tax pre-acquisition adjustment (Note 9)	(9,279)
Other valuation adjustment	90

Goodwill, September 30, 2008	$118,448

Intangibles with a finite life are classified as other intangibles on the Condensed Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, other intangibles were comprised of the following:

		2008		2007
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$43,848	$113,400	$35,430
Trademarks	14 to 15 yrs.	$9,650	$2,202	$9,650	$1,719

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for the three months ended September 30, 2008 and 2007 was $2.8 million and $3.6 million, respectively, and amortization expense for the nine months ended September 30, 2008 and 2007 was $8.9 million and $10.7 million, respectively.

Amortization expense for the remainder of 2008 and the next five years is as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2008	$2,688	$161	$2,849
2009	10,750	645	11,395
2010	10,750	645	11,395
2011	10,750	645	11,395
2012	10,093	645	10,738
2013	$9,764	$645	$10,409

Share-Based Compensation

The Company accounts for share-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2008 and 2007 was allocated as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cost of sales and services	$55	$102	$226	$298
Customer operations	95	155	359	457
Corporate operations	284	837	1,722	2,454

Share-based compensation expense	$434	$1,094	$2,307	$3,209

Future share-based compensation expense related to instruments outstanding at September 30, 2008 for the remainder of 2008 and the years 2009 through 2012 is estimated to be $0.4 million, $1.3 million, $1.2 million, $0.5 million and $0.1 million, respectively.

Derivatives and Hedging Activities

The Company adopted FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. The Company accounts for its interest rate swap instrument outstanding on September 30, 2008 under the provisions of SFAS No. 133 which requires that this instrument be recorded at fair value on its Condensed Consolidated Balance Sheets. The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve and considered credit worthiness of the counterparty in assessing fair value. The Company’s valuation techniques for this instrument are considered to be level two fair value measurements within the SFAS No. 157 fair value hierarchy. The fair value determined at September 30, 2008 was an asset of $4.2 million.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and nine months ended September 30, 2008 and 2007, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$686	$699	$2,059	$2,097
Interest cost	786	685	2,358	2,054
Expected return on plan assets	(956)	(749)	(2,870)	(2,245)
Early retirement cost	—	—	859	—

Net periodic benefit cost	$516	$635	$2,406	$1,906

As noted in the table above, the Company recorded $0.9 million of pension expense in the nine months ended September 30, 2008 related to a pension enhancement pursuant to a voluntary early retirement plan accepted by certain employees of the wireline segments. This charge represented the effect of this enhancement on the accumulated benefit obligation for the related employees. Additionally, this arrangement resulted in a change to certain future pension assumptions specific to these employees, the effect of which was a $0.8 million charge ($0.5 million, net of tax) recorded as a reduction to the unrecognized gain from defined benefit plans in accumulated other comprehensive income.

Pension plan assets were valued at $41.9 million at December 31, 2007 and $36.8 million at September 30, 2008.

For the three and nine months ended September 30, 2008 and 2007, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$31	$35	$94	$105
Interest cost	170	157	509	471

Net periodic benefit cost	$201	$192	$603	$576

The total expense recognized for the Company’s nonqualified pension plan for the three months ended September 30, 2008 and 2007 was $0.2 million and $0.1 million, respectively, and less than $0.1 million of this expense for each respective three-month period relates to the amortization of unrealized loss. For the nine months ended September 30, 2008 and 2007, the total expense recognized for the Company’s nonqualified pension plan was $0.6 million and $0.7 million, respectively, and $0.1 million of this expense for both respective periods relates to the amortization of unrealized losses.

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

The Company has one customer, Sprint Nextel, which accounted for approximately 22% and 21% of the Company’s total revenue for the three and nine months ended September 30, 2008, respectively, and approximately 22% of the Company’s total revenue for the three and nine months ended September 30, 2007, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended September 30, 2008
Operating revenues	$104,805	$15,078	$15,979	$123	$—	$135,985
Intersegment revenues(1)	60	1,623	1,041	7	(2,731)	—
Operating income (loss)	23,902	7,454	3,006	(2,539)	—	31,823
Depreciation and amortization	17,387	3,607	3,037	758	—	24,789
Accretion of asset retirement obligations	231	4	14	—	—	249
Non-cash compensation charges	$—	$—	$—	$434	$—	$434

As of and for the nine months ended September 30, 2008
Operating revenues	$306,878	$44,435	$47,515	$421	$—	$399,249
Intersegment revenues(1)	166	4,736	3,105	27	(8,034)	—
Operating income (loss)	64,486	21,298	9,144	(6,932)	—	87,996
Depreciation and amortization	57,716	10,784	9,317	798	—	78,615
Accretion of asset retirement obligations	684	13	43	5	—	745
Non-cash compensation charges	—	—	—	2,307	—	2,307
Voluntary early retirement plan charges	—	597	384	—	—	981

Goodwill	69,107	33,438	15,903	—	—	118,448

Total segment assets	$520,301	$193,235	$110,631	$1,106	$—	$825,273
Corporate assets						114,166

Total assets						$939,439

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended September 30, 2007
Operating revenues	$96,152	$15,264	$15,337	$178	$—	$126,931
Intersegment revenues(1)	51	1,482	878	13	(2,424)	—
Operating income (loss)	16,957	7,484	2,093	(2,392)	—	24,142
Depreciation and amortization	20,065	3,528	3,258	12	—	26,863
Accretion of asset retirement obligations	209	5	14	2	—	230
Non-cash compensation charges	$—	$—	$—	$1,094	$—	$1,094

For the nine months ended September 30, 2007
Operating revenues	$281,237	$46,103	$44,589	$547	$—	$372,476
Intersegment revenues(1)	135	4,229	2,603	34	(7,001)	—
Operating income (loss)	60,003	22,860	5,805	(7,187)	—	81,481
Depreciation and amortization	47,522	10,550	9,409	60	—	67,541
Accretion of asset retirement obligations	562	13	41	6	—	622
Non-cash compensation charges	—	—	—	3,209	—	3,209
Secondary offering costs	$—	$—	$—	$570	$—	$570

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The “Other” segment is comprised of the paging and communications services operations. Certain unallocated corporate related items that do not provide direct benefit to the operating segments are also included in the “Other” segment. For the three and nine months ended September 30, 2008, total unallocated corporate operating expenses were $1.3 million and $3.7 million, respectively. Additionally, the Company recorded non-cash compensation of $0.4 million and $2.3 million for the three and nine months ended September 30, 2008, respectively, which was not allocated.

For the three and nine months ended September 30, 2007, total unallocated corporate operating expenses were $1.3 million and $3.4 million, respectively. The Company also recorded $1.1 million and $3.2 million of non-cash compensation during the respective three-and-nine-month periods ended September 30, 2007 and $0.6 million of secondary offering costs during the nine months ended September 30, 2007, which were not allocated.

Depreciation expense related to corporate assets is allocated to the operating segments and was $1.6 million and $4.2 million for the three and nine months ended September 30, 2008, respectively, and was $1.1 million and $3.1 million for the three and nine months ended September 30, 2007, respectively.

Note 4. Long-Term Debt

As of September 30, 2008 and December 31, 2007, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007
First lien term loan	$608,057	$612,773
Capital lease obligations	1,391	1,433

	609,448	614,206

Less: current portion of long-term debt	6,693	6,751

Long-term debt	$602,755	$607,455

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

The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate as long as the Company’s leverage ratio is less than 4.00:1.00. The First Lien Term Loan also includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. At September 30, 2008, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.73:1.00.

The First Lien Term Loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. The amount of the restricted payment basket was $36.4 million as of September 30, 2008, which was subsequently reduced by an $8.9 million dividend paid on October 10, 2008. The restricted payment basket is increased by $6.5 million per quarter plus an additional amount annually for calculated excess cash flow, based on the definition in the Credit Agreement, and is decreased by any actual restricted payments.

The aggregate maturities of long-term debt outstanding at September 30, 2008 based on the contractual terms of the instruments are $1.6 million for the remainder of 2008, $6.3 million for 2009, $153.6 million in 2010 and $446.6 million in 2011.

The Company’s blended average interest rate on its long-term debt as of September 30, 2008 was 4.91%.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the Condensed Consolidated Statements of Cash Flows for the periods indicated below.

	Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007
Cash payments for:
Interest (net of amounts capitalized)	$24,309	$32,481
Income taxes	7,415	10,135
Cash received from income tax refunds	10,358	—
Supplemental financing disclosure:
Dividend declared not paid	$8,857	$6,307

Interest payments in the above table are net of $0.4 million and $3.0 million related to net interest received on the interest rate swap agreements for the nine months ended September 30, 2008 and 2007, respectively. The amount of interest capitalized in the nine months ending September 30, 2008 and 2007 was $0.6 million and $0.4 million, respectively.

Note 6. Derivatives and Hedging Activities

In February 2008, NTELOS Inc. entered into an interest rate swap agreement, which commenced September 1, 2008 and extends through March 1, 2010, in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The interest rate swap has a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 3.88% on September 30, 2008. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan resulted in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

NTELOS Inc. was also a party to an interest rate swap agreement that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three-month U.S. Dollar LIBOR.

At September 30, 2008, NTELOS recorded the interest rate swap at fair value of a $4.2 million asset, $2.7 million of which represents projected interest rate differences in the next twelve months. During 2008, the counterparty to the interest rate swap experienced liquidity problems and in June 2008 merged with another prominent financial institution. The Company was notified that the swap was guaranteed and a formal legal novation occurred on November 6, 2008.

In considering credit worthiness of the new counterparty, the Company reviewed reports from Moody’s and Standard & Poor’s. The ratings published by these rating agencies remain positive and based on our review, the Company was not required to make an adjustment for credit risk.

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, records the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods. The LIBOR rates remain volatile and, therefore, the fair value of this swap agreement is volatile and could change materially. As of September 30, 2008, a one percent increase and a one percent decrease in the three-month U.S. Dollar Libor rate would result in a change in the fair value of the interest rate swap agreement of $8.1 million and $(8.4) million, respectively. As of October 31, 2008, the fair value of this instrument was a liability of $1.1 million.

Note 7. Stockholders’ Equity

On August 5, 2008, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.21 per share (totaling $8.9 million), which was paid on October 10, 2008 to stockholders of record on September 19, 2008.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator:
Income applicable to common shares for earnings-per-share computation	$12,968	$7,551	$40,761	$28,131

Denominator:
Total shares outstanding	42,178	42,045	42,178	42,045
Less: weighted average unvested shares	(29)	(394)	(197)	(394)
Less: effect of calculating weighted average shares	(12)	(21)	(58)	(223)

Denominator for basic earnings per common share—weighted average shares outstanding	42,137	41,630	41,923	41,428
Plus: weighted average unvested shares	29	394	197	394
Plus: common stock equivalents of stock options outstanding	147	337	160	295

Denominator for diluted earnings per common share – weighted average shares outstanding	42,313	42,361	42,280	42,117

Below is a summary of the activity and status of stockholders’ equity as of and for the nine months ended September 30, 2008:

(In thousands)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2007	42,063	$421	$162,304	$6,603	$2,012	$171,340

Effects of changing the retirement plans’ measurement date pursuant to FASB Statement No. 158
Net periodic benefit cost for October 1, 2007 – December 31, 2007, net of $0.3 million of deferred income taxes				(464)	14	(450)
Non-cash compensation			2,307			2,307
Expiration of former Class A common stock repurchase rights (Note 8)			181			181
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			427			427
Restricted shares issued, shares issued through the employee stock purchase plan and stock options exercised	115	1	530			531
Cash dividends declared ($0.63 per share)				(26,550)		(26,550)
Comprehensive Income:
Net income				40,761
Unrecognized loss from defined benefit plans, net of $0.3 million of deferred income taxes (Note 2)					(424)
Total Comprehensive Income						40,337

Balance, September 30, 2008	42,178	$422	$165,749	$20,350	$1,602	$188,123

Note 8. Stock Plans

During the nine months ended September 30, 2008, the Company issued 323,840 stock options under the Equity Incentive Plan, of which 208,440 were issued to officers, and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan vest quarterly over the year following the grant date. No options expired during the period. Additionally, during the nine months ended September 30, 2008, the Company issued 24,550 shares of restricted stock under the Equity Incentive Plan. These shares of restricted stock cliff vest on the third anniversary of the grant date.

The fair value of each option and restricted stock award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations. For more details on these Black-Scholes assumptions, see Note 9 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2008	585	$13.80
Granted during the period	367	22.26
Exercised during the period	(86)	5.01
Forfeited during the period	(12)	15.71

Outstanding at September 30, 2008	854	$18.29	8.63 years	$7,352

Exercisable at September 30, 2008	164	$12.24	7.66 years	$2,397

Expected to vest at September 30, 2008	795	$18.18		$6,922

The weighted-average grant date fair value of stock options granted during the first nine months of 2008 and 2007 was $5.65 per share and $7.36 per share, respectively. The total intrinsic value of options exercised during the first nine months of 2008 and 2007 was $1.9 million and $2.0 million, respectively. The total fair value of options that vested during the first nine months of 2008 and 2007 was $1.5 million and $1.0 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2008	—	$—
Granted during the period	25	21.47
Vested during the period	—	—
Forfeited during the period	—	—

Restricted stock outstanding at September 30, 2008	25	$21.47

As of September 30, 2008, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.65 years.

The summary of the activity and status of the former Class A common stock instruments subject to repurchase rights for the nine months ended September 30, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Common shares subject to repurchase rights at January 1, 2008	394	$12.00
Number of shares whose repurchase rights expired during the period	(389)	12.00

Common shares subject to repurchase rights at September 30, 2008	5	$12.00

The repurchase rights remaining at September 30, 2008 will expire in September 2009. For more information on the former Class A common stock instruments, see Note 8 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 9. Income Taxes

Income tax expense for the nine months ended September 30, 2008 was $27.3 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-deductible, non-cash stock based compensation charges relating to equity-based awards outstanding as of September 30, 2008 are projected to be $1.8 million in 2008 and $0.8 million in 2009.

The Company has unused net operating losses (“NOLs”) totaling $177.6 million as of September 30, 2008. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $152.7 million as follows: $9.2 million per year in 2009 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

During June 2008, we resolved an uncertainty related to the interaction of the adjustment for realized built-in gains and the general carryforward provisions for unused annual NOL limits. This uncertainty existed at the time of our merger and thus we did not record a deferred tax asset of approximately $9.3 million for the benefit of approximately $23.2 million of pre-merger NOLs. This deferred tax benefit of approximately $9.3 million has been reflected as a reduction to goodwill and the increased available NOL amounts have been included in the annual projections discussed above.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately $2.2 million in previously unrecognized benefits and increased our liability for other unrecognized benefits by $0.5 million resulting in a net increase to the January 1, 2007 retained earnings of $1.7 million. The Company accrued $0.2 million for the nine months ended September 30, 2008 and $0.2 million of interest on this obligation during 2007.

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

The Company is periodically involved in disputes, including billing disputes by interexchange carriers seeking refunds of portions of access charges paid by such carriers to the Company, as well as legal and tax proceedings and filings arising from normal business activities. While the outcome of any outstanding matter is currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements.

In connection with the planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company has entered into a three-year third-party vendor agreement to purchase network equipment. The Company expects to spend approximately $88.2 million under this agreement, of which approximately $72.9 million has been spent as of September 30, 2008. The Company expects to spend the remainder of the $88.2 million as follows: $8.8 million in the remainder of 2008 and $6.5 million in 2009. Under the vendor agreement, the Company receives significant current purchase volume discounts which ultimately are conditional on spending at or above the $88.2 million noted above.

The Company has other purchase commitments relating to capital expenditures totaling $3.5 million as of September 30, 2008, which are expected to be satisfied during 2008.

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

Our wireless revenues accounted for 77.1% and 76.9% of our total revenues for the three and nine months ended September 30, 2008, respectively, and 95.6% and 95.8% of the total revenue growth over the comparative three-and-nine-month periods in 2007, respectively. As of September 30, 2008, our wireless retail business had approximately 427,000 NTELOS-branded subscribers, representing an 8.0% penetration of our total covered population. We have made significant investments in our wireless network since 2005, adding 274 new wireless cell sites (including 88 cell sites added during 2008) and increasing our total cell sites to 1,111 at September 30, 2008. These investments and other initiatives, including the increased take rate of national rate plans and enhanced data service offerings, contributed to a 7.7% increase in subscribers from the third quarter of 2007 to the third quarter of 2008 despite overall economic weakness which may have negatively affected customer growth. Given the economic outlook for a softer retail holiday season, our customer growth in the fourth quarter of 2008 could be negatively impacted. We also amended our agreement with Sprint Spectrum L.P. during 2007 to act as a wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers. Under the terms of the agreement, we are committed to upgrading our wireless network to EV-DO in the territory covered by the agreement, and as of September 30, 2008, we have completed the upgrade to EV-DO in nine of thirteen markets in this territory, and by October 31, 2008 the upgrade was completed in the remaining markets in this territory. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007 and $38 million is expected to be spent in 2008 (approximately $28.3 million of which was spent by September 30, 2008). This level of expenditures in 2008 is expected to satisfy the 98% build-out completion target defined in the Strategic Network Alliance, resulting in an increase of the monthly revenue minimum from $8 million to $9 million. For the three and nine months ended September 30, 2008, we realized wholesale and roaming revenues of $28.2 million and $77.8 million, respectively, primarily related to the Strategic Network Alliance, representing increases of 15.9% and 8.7% over the same respective periods in 2007.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of September 30, 2008, we operated approximately 42,000 RLEC telephone access lines. We also own a 2,133 route-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”), and Internet Service Provider (“ISP”), operation. As of September 30, 2008, we served customers with approximately 49,900 CLEC access line connections. We also offer DSL services in over 97% of our RLEC service area and, as of September 30, 2008, we operated approximately 21,800 broadband access connections in our markets, representing an increase of 11.9% over September 30, 2007. In the three and nine months ended September 30, 2008, the wireline Competitive segment strategic products (local phone services, IPTV-based video services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 12.0% and 14.0% over the three and nine months ended September 30, 2007, respectively. Our wireline operating income margins were 33.7% and 31.3% for the three months ended September 30, 2008 and 2007, respectively, and were 33.1% and 31.6% for the nine months ended September 30, 2008 and 2007, respectively. In late 2007, we introduced NTELOS video in selected neighborhoods within our two RLEC service areas, providing an alternative to cable and satellite TV. It is delivered via fiber to the home, along with Internet access and local and long distance telephone services. At September 30, 2008, we passed approximately 4,000 homes with fiber and we had approximately 700 IPTV customers. Revenues from the video and high speed Internet products are included in the Competitive Wireline segment.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as average monthly revenues per subscriber/unit in service, or ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of subscribers in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our Condensed Consolidated Statements of Operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to Condensed Consolidated Financial Statements) to subscriber revenues used to calculate average monthly ARPU for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, other than average monthly ARPU data)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Wireless communications revenues	$104,805	$96,152	$306,878	$281,237
Less: equipment revenues from sales to new customers	(1,665)	(2,892)	(9,196)	(10,540)
Less: equipment revenues from sales to existing customers	(4,131)	(1,863)	(8,710)	(5,476)
Less: wholesale revenues	(28,218)	(24,339)	(77,795)	(71,590)
(Less) plus: other revenues and adjustments	(290)	(471)	(452)	466

Wireless gross subscriber revenues	$70,501	$66,587	$210,725	$194,097

Average number of subscribers	426,552	393,779	421,637	385,180
Total ARPU(1)	$55.09	$56.37	$55.53	$55.99

Wireless gross subscriber revenues	$70,501	$66,587	$210,725	$194,097
Less: wireless voice and other features revenues(2)	(60,871)	(61,087)	(183,179)	(179,808)

Wireless data revenues(2)	$9,630	$5,500	$27,546	$14,289

Average number of subscribers	426,552	393,779	421,637	385,180
Total data ARPU(2)	$7.53	$4.66	$7.26	$4.12

(1)	We entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU from the comparative three-and-nine-month periods in 2007. Historical periods will not be restated. The following table presents pro forma total ARPU had this arrangement been in effect for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total ARPU – as reported	$55.09	$56.37	$55.53	$55.99
Total ARPU – pro forma	55.09	54.05	54.78	53.67

Reduction	$—	$(2.32)	$(0.75)	$(2.32)

(2)	In September of 2007, we launched a new prepay billing platform which enhanced product offerings to customers and allowed the Company to separately identify certain data revenues previously bundled into blended ARPU, and certain of the underlying plans were modified to offer data services. Accordingly, beginning in the fourth quarter of 2007, this revenue is included in data revenue. Additionally, beginning in the first quarter of 2008, an allocation of certain postpay bundled package revenues representing the portion relating to data was reclassified into data revenue. These items contributed to accelerated growth in data ARPU over the comparative three-and-nine-month periods in 2007.

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

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of sales and services, including digital PCS handset equipment costs which, in keeping with industry practice, we generally sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunication providers’ networks in order to provide telecommunication services to our end-use customers, leased facility expenses for connection to other carriers, cell sites and switch locations and engineering and other expenses for service related property, plant and equipment;

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

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to VeriSign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a credit to minority interest only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the three and nine months ended September 30, 2008 or 2007.

Results of Operations

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

OVERVIEW

Operating revenues increased $9.1 million, or 7.1%, from the three months ended September 30, 2007 to the three months ended September 30, 2008 and $26.8 million, or 7.2%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Wireless PCS accounted for approximately 95.6% and 95.8% of the increase over the respective three-and-nine-month comparative periods, with growth occurring from subscriber revenues, equipment revenues and wholesale revenues. Wireline contributed the remaining revenue increase over the three-and-nine-month comparative periods primarily from revenue increases in key strategic products in the Competitive segment, partially offset by declines in RLEC access revenues and other revenues from the Competitive segment (dial-up Internet services, switched access and reciprocal compensation).

Net income increased $5.4 million over the comparative three-month period. Reflected in this increase is an increase in operating income of $7.7 million and a $3.3 million pre-tax improvement in interest expense. Primarily offsetting these improvements over the comparative three-month period was an increase in the pre-tax loss on the interest rate swap of $1.1 million and an increase in income tax expense of $3.5 million. For the nine months ended September 30, 2008, net income increased $12.6 million. Reflected in this increase is an increase in operating income of $6.5 million, an $8.1 million improvement in interest expense and a $6.5 million increase in the change in the fair value of the interest rate swaps during the respective periods, which improved from a loss of $2.6 million for the nine months ended September 30, 2007 to a gain of $3.9 million for the nine months ended September 30, 2008, and is discussed further below. Primarily offsetting these improvements was a $7.0 million increase in income tax expense.

OPERATING REVENUES

The following tables identify our external operating revenues on a business segment basis for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
Operating Revenues	September 30, 2008	September 30, 2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$104,805	$96,152	$8,653	9.0%

Wireline
RLEC	15,078	15,264	(186)	(1.2)%
Competitive wireline	15,979	15,337	642	4.2%

Total wireline	31,057	30,601	456	1.5%

Other	123	178	(55)	(30.9)%

Total	$135,985	$126,931	$9,054	7.1%

	Nine Months Ended
Operating Revenues	September 30, 2008	September 30, 2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$306,878	$281,237	$25,641	9.1%

Wireline
RLEC	44,435	46,103	(1,668)	(3.6)%
Competitive wireline	47,515	44,589	2,926	6.6%

Total wireline	91,950	90,692	1,258	1.4%

Other	421	547	(126)	(23.0)%

Total	$399,249	$372,476	$26,773	7.2%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $8.7 million from the three months ended September 30, 2007 to the three months ended September 30, 2008 due to an increase in our NTELOS-branded net subscriber revenue of $3.8 million, or 5.7%, an increase in equipment sales revenues of $1.0 million, or 21.9%, and a $3.9 million, or 15.9%, increase in wholesale and roaming revenues. The $25.6 million increase from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was primarily due to an increase in our NTELOS-branded net subscriber revenue of $17.4 million, or 9.1%, a $6.2 million, or 8.7%, increase in wholesale and roaming revenues, and a $1.9 million, or 11.8%, increase in equipment sales revenues related to increased sales of smart phones and other feature-rich handsets, as well as an increase in sales not eligible for subsidized pricing.

In both the three-and-nine-month comparative periods, subscriber revenues reflected net subscriber growth of 7.7%, or approximately 30,600 subscribers, from approximately 396,400 subscribers as of September 30, 2007 to approximately 427,000 subscribers as of September 30, 2008.

The favorable subscriber revenue results of $3.8 million for the three months ended September 30, 2008 primarily reflect increased postpay access revenue of $1.4 million, or 4.2%, due to product service improvements and increased data revenue of $2.0 million, or 43.9%, due to continued growth in data services and data packages. Total data ARPU was $7.53 for the three months ended September 30, 2008, up from $4.66 for the three months ended September 30, 2007 (see footnote 2 to the ARPU reconciliation table above). Partially offsetting these favorable results was a decrease in total ARPU of 2.3% from the three months ended September 30, 2007, from $56.37 to $55.09. This decrease is attributable to a reduction in total ARPU related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above), offset by the continued growth in data ARPU discussed above. Pro forma for the handset insurance reporting changes, wireless subscriber revenues and cost of sales for third quarter 2007 would have been lower by $2.7 million. Therefore, total revenues pro forma of this reporting change increased $11.4 million, or 12.2% period over period, with subscriber revenues increasing $6.5 million, or 10.2% period over period.

Similarly, increases in access and data revenue, combined with increased revenue from our prepaid products contributed to the $17.4 million improvement in subscriber revenue over the nine-month comparative period. Total data ARPU was $7.26 for the first nine months of 2008, up from $4.12 for the first nine months of 2007 (see footnote 2 to the ARPU reconciliation table above). Partially offsetting these favorable results was a decrease in total ARPU of 0.8%, from $55.99 to $55.53 for the nine months ended September 30, 2007 and 2008, respectively. This decrease is primarily attributable to the change in reporting of handset insurance discussed above, offset by continued growth in data services and a continued increased take-rate of our postpay national plans. Pro forma for the handset insurance reporting changes, wireless subscriber revenues and cost of sales would have been reduced by $2.8 million and $8.0 million for the nine months ended September 30, 2008 and 2007, respectively. Therefore, total revenues pro forma of this reporting change increased $30.8 million, or 11.3% period over period, with subscriber revenues increasing $22.6 million, or 12.3% period over period.

The increase in wholesale and roaming revenues over the comparative three-and-nine-month periods was primarily driven by increased voice and data usage under the Strategic Network Alliance. Wholesale and roaming revenues grew 15.9% over the comparative three months, from $24.3 million for the three months ended September 30, 2007 to $28.2 million for the three months ended September 30, 2008, and 8.7% over the comparative nine months, from $71.6 million for the nine months ended September 30, 2007 to $77.8 million for the nine months ended September 30, 2008. Our wholesale revenues are derived primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we have added 77 cell sites within this wholesale service area since September 30, 2007, improving existing service and extending this coverage area. In addition to the revenue increase from the Strategic Network Alliance, our revenue from roaming agreements with other carriers accounted for $0.8 million and $1.5 million of the three-and-nine-month increases in wholesale and roaming revenues noted above.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $0.5 million and $1.3 million over the comparative three-and-nine-month periods, respectively.

•

RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, decreased $0.2 million from the prior year comparative three-month period. This revenue decrease is primarily attributable to decreased local service revenues as a result of a 5.1% decrease in access lines, which is discussed in further detail below. Access lines totaled approximately 42,000 as of September 30, 2008 and 44,200 as of September 30, 2007. RLEC revenues decreased $1.7 million from the comparative nine-month period due to a $0.7 million decrease in local service revenues as a result of the access line loss described above and a $1.0 million, or 3.3%, decrease in access revenues. The decrease in access revenues is primarily attributable to a biennial reset of RLEC interstate access rates on July 1, 2007 and reductions in National Exchange Carrier Association (NECA) settlement rates, partially offset by an increase in carrier access minutes of 4.4% from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase in minutes is due primarily to growth in usage by wireless carriers. Also partially offsetting the decrease in access revenue from the nine-month comparative period were net favorable changes in access billing disputes and settlements of $0.5 million.

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and the introduction of competitive voice service offerings from Comcast, which commenced in May 2008 in one of our three RLEC markets. We expect that this competition will primarily be for residential customers. Our access line loss in the first nine months of 2008 was 3.6% and we have estimated that our access line loss for the year will be between 4% and 6%.

•

Competitive Wireline Revenues. Competitive wireline revenue for the three months ended September 30, 2008 increased $0.6 million over the comparative three-month period driven by revenues from our key strategic products (local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) in the Competitive Wireline segment, which grew $1.4 million, or 12.0%, over the comparative three months, offset by declines in other Competitive revenues (primarily dial-up Internet services, switched access and reciprocal compensation). Revenues from broadband, integrated access and Metro Ethernet services increased $0.9 million, or 23.0%, from the three months ended September 30, 2007 to the three months ended September 30, 2008 due primarily to broadband products customer growth of 11.9%, particularly in the products with higher bandwidth and ARPU. Revenues from the remaining key strategic products collectively increased $0.5 million, or 6.3%, over the comparative three months primarily from new circuit additions with carriers and increased customers. Dial-up revenue for the three months ended September 30, 2008 declined $0.1 million and other Competitive revenues (primarily switched access and reciprocal compensation) declined $0.6 million collectively (to $1.0 million for the third quarter of 2008) from the comparative three months due to volume reductions.

The revenue growth over the comparative nine-month period is also attributable to growth in revenue from our key strategic products, which increased $4.8 million, or 14.0%, offset by a net decline of $2.0 million in other Competitive revenues. Revenue from broadband, integrated access and Metro Ethernet services increased $2.5 million, or 21.7%, from the first nine months of 2007 to the first nine months of 2008 due to continued growth in demand for higher bandwidth. Revenues from the remaining key strategic products collectively increased $2.3 million, or 10.1%, over the comparative prior year period primarily from new circuit additions with carriers and increased customers. Dial-up revenue declined $0.7 million, or 22.8%, with a customer decline of 25.2% from the comparative period and other Competitive revenues (primarily switched access and reciprocal compensation) declined $1.3 million due primarily to a decrease in rates.

On September 28, 2007, the Virginia State Corporation Commission issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charges or the intrastate switched access charges of the ILEC (or the average of all ILECs) providing service in the geographic area served by the CLEC. The cap took effect at the end of a transition period that began on December 1, 2007 and ended on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on December 1, 2007 and again on April 1, 2008. We expect these lower rates to reduce our CLEC access revenues by a total of $1.2 million in 2008, inclusive of a $0.9 million reduction recognized in the first nine months of 2008.

OPERATING EXPENSES

The following tables identify our operating expenses on a business segment basis, consistent with the tables presenting operating revenues above, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
Operating Expenses	September 30, 2008	September 30, 2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$63,285	$58,921	$4,364	7.4%

Wireline
RLEC	4,009	4,247	(238)	(5.6)%
Competitive wireline	9,920	9,972	(52)	(0.5)%

Total wireline	13,929	14,219	(290)	(2.0)%

Other	1,470	1,458	12	0.8%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, non-cash compensation charges and voluntary early retirement plan charges	78,684	74,598	4,086	5.5%
Depreciation and amortization	24,789	26,863	(2,074)	(7.7)%
Accretion of asset retirement obligations	249	230	19	8.3%
Secondary offering costs	—	4	(4)	(100.0)%
Non-cash compensation charges	434	1,094	(660)	(60.3)%
Voluntary early retirement plan charges	6	—	6	N/M

Total operating expenses	$104,162	$102,789	$1,373	1.3%

	Nine Months Ended
Operating Expenses	September 30, 2008	September 30, 2007	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$183,992	$173,150	$10,842	6.3%

Wireline
RLEC	11,743	12,680	(937)	(7.4)%
Competitive wireline	28,627	29,334	(707)	(2.4)%

Total wireline	40,370	42,014	(1,644)	(3.9)%

Other	4,243	3,889	354	9.1%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, non-cash compensation charges and voluntary early retirement plan charges	228,605	219,053	9,552	4.4%
Depreciation and amortization	78,615	67,541	11,074	16.4%
Accretion of asset retirement obligations	745	622	123	19.8%
Secondary offering costs	—	570	(570)	(100.0)%
Non-cash compensation charges	2,307	3,209	(902)	(28.1)%
Voluntary early retirement plan charges	981	—	981	N/M

Total operating expenses	$311,253	$290,995	$20,258	7.0%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The primary drivers of the three-and-nine-month increases in our operating expenses before depreciation and amortization, accretion of asset retirement obligations, secondary offering costs, non-cash compensation and voluntary early retirement plan charges are described by segment as follows:

•

Wireless Communications – Of the increases in wireless communications operating expenses noted in the tables above, variable cost of sales and services accounted for $1.5 million of the three-month increase and $3.1 million of nine-month increase. As described in the Cost of Sales and Services (“COS”) operating expense discussion below, the three-and-nine-month increases in COS are primarily attributable to increased equipment, roaming and data COS, partially offset by a reduction in handset insurance cost of sales related to the April 1, 2008 reporting change discussed above. The sales of higher-cost smart phones for the third quarter of 2008 were up almost 400% from the sales level in the third quarter of 2007. This increase in smart phone sales is attributable to these handset’s increased functionality within our network due to the EV-DO network upgrade and enhanced data capabilities, coupled with promotional pricing.

We expect continued growth in COS expenses as our customer base grows, sales of national plans increase, sales of smart phones continue to represent a significantly higher percentage of total sales than in the prior year and usage of data features increases.

The remaining operating expense increases in wireless communications over the comparative periods were due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $1.8 million over the three-month comparative period and $3.9 million over the nine-month comparative period related to additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, and a 9.9% increase in the number of cell sites in service from September 30, 2007 to September 30, 2008. Customer retention expense increased $0.5 million over the nine-month comparative period primarily associated with increased promotions between the periods driving existing wireless customer handset upgrades and contract renewals. Customer retention expense decreased $0.6 million from the comparative three-month period primarily due to recoveries from advance warranty replacements. The remaining increase in both the three-and-nine-month comparative periods is due primarily to increased bad debt expense, operating taxes and compensation expenses, partially offset by a decrease in agent commissions as a result of a decrease in third-party agent sales.

•

Wireline Communications – The decreases in wireline operating expenses noted in the tables above are partially attributable to a $0.1 million and a $0.5 million decrease in bad debt expense from the comparative three-and-nine-month periods, respectively, primarily due to improved accounts receivable turnover and aging improvement. Also contributing to the decreases from the comparative periods was a decrease in compensation expenses, most of which is attributable to savings realized in the third quarter of 2008 related to the voluntary early retirement plan described below, and decreases in allocated corporate expenses as a result of an increased percentage of corporate expenses attributable to the significantly faster growing wireless segment. For the nine-month comparative periods, the decrease also includes a decrease of $0.6 million related to favorable access expense settlements between the respective periods. These decreases were offset by increases in access expense over the three-and-nine-month comparative periods to support revenue growth in CLEC and backhaul demand from the wireless segment.

•

Other – As noted in the tables above, operating expenses from the corporate and other communication service businesses were flat for the comparative three months and increased $0.4 million over the comparative nine-month period. The nine-month increase is primarily attributable to unallocated accounting and other professional services performed in early 2008 associated with the year-end 2007 audit and professional expenses related to our first year of compliance with section 404 of the Sarbanes-Oxley Act.

COST OF SALES AND SERVICES—Cost of sales and services increased $4.3 million, or 10.7%, over the comparative three months and increased $7.8 million, or 6.6%, over the comparative nine months. Included in the results for the three and nine months ended September 30, 2008 was a reduction from the prior year comparative period of $2.8 million and $5.3 million, respectively, in handset insurance cost of sales primarily related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above). Roaming COS increased $1.3 million and $4.3 million over the comparative three-and-nine-month periods related primarily to an increased mix of national plans and other plans which contain more roaming minutes, partially offset by in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 31.1% as of September 30, 2007 to 35.1% as of September 30, 2008. Data COS increased $0.3 million over the comparative three months and $0.9 million over the comparative nine months consistent with increased data usage. Equipment COS increased $2.0 million and $1.7 million over the comparative three-and-nine-month periods, respectively, due primarily to increased sales of higher-cost, feature-rich handsets. Long distance toll and other COS collectively increased $0.6 million and $1.5 million over the three-and-nine-month comparative periods, respectively.

Also contributing to the changes in cost of sales and services for the three-and-nine-month comparative periods were approximately $2.8 million and $4.8 million, respectively, of increased network related expenses, including cell site costs for wireless, transport and access expense and increases in other support expenses, such as contracted labor and repairs and maintenance expenses. In connection with our 2008 planned network expansion and enhancements, we are planning an additional 5% to 6% increase in the number of cell sites for the remainder of 2008. Accordingly, when these and future cell sites are placed in service, we expect these costs to increase. Additionally, the EV-DO upgrade will result in our adding additional access expenses for every cell site. Revenue generation related to this upgrade will lag these increased expenses. For the three and nine months ended September 30, 2008, additional operating expenses associated with the EV-DO upgrade and additional cell sites totaled approximately $1.1 million and $1.8 million, respectively.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses decreased $0.2 million, or 0.6%, from the comparative three months and increased $0.9 million, or 1.2%, over the comparative nine months. Retention costs decreased $0.6 million from the comparative three-month period and increased $0.5 million over the comparative nine-month period, as described above, and compensation expense increased $0.6 million and $1.5 million over the three-and-nine-month comparative periods, respectively, associated with inflationary growth in wages and an increase in personnel to support subscriber growth. The remaining increases over the three-and-nine-month comparative periods primarily relate to contracted services, rent expense and postage and freight. Offsetting these increases were decreases in bad debt expense of $0.7 million from the prior year three-and-nine-month comparative periods, respectively, due to improvement in accounts receivable aging from the prior year. Also, for the nine-month comparative period, these increases were offset by a net decrease of $1.4 million in selling expenses due to the decrease in sales through the higher-cost third-party agent channel noted above and due to a higher percentage of prepay sales in 2008 which generate lower selling costs.

CORPORATE OPERATIONS EXPENSES— Corporate operations expenses decreased $0.7 million, or 8.3%, from the comparative three months due primarily to a $0.6 million decrease in non-cash compensation expense as a result of the final vesting of the majority of our former Class A shares in the second quarter of 2008 (Note 8). Also decreasing from the comparative three-month period were compensation expenses, which decreased $0.7 million primarily due to a decrease in performance-based compensation expense. Offsetting these decreases was an increase of $0.8 million in operating taxes due primarily to a $0.8 million reversal of an operating tax reserve recorded in the third quarter of 2007 based on a favorable ruling from tax authorities.

For the nine-month comparative periods, corporate operations expenses increased $0.3 million, or 1.2%. The results for the nine months ended September 30, 2008 contain $1.0 million of charges related to a voluntary early retirement plan offered to a select number of wireline employees. These charges primarily represent an enhanced pension benefit offered to the 22 employees who accepted the early retirement offer. Also increasing over the nine-month comparative period were license fees and royalties and operating taxes. Offsetting these increases was a decrease of $0.6 million relating to legal, accounting and other expenses associated with the secondary stock offering completed in the first quarter of 2007. The remaining decrease is primarily due to a $1.3 million decrease in compensation expense due to a decrease in performance-based compensation expense and an increase in capitalized labor as a result of internally developed software, and a $0.7 million decrease in non-cash compensation expense, as described above.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $2.1 million, or 7.7%, from the comparative three-month period ended September 30, 2007. This decrease is primarily attributable to a $2.7 million decrease in accelerated depreciation related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated related to the EV-DO upgrade, which began in the third quarter of 2007 and is discussed below. Also contributing to the decrease was a $0.7 million decrease in amortization expense from the comparative three-month period related to the change in the remaining useful life of the intangible asset associated with the Strategic Network Alliance with Sprint Nextel due to the extension of the contract period-end to July 2015. These three-month comparative decreases were offset by a $0.6 million increase in accelerated depreciation related to other equipment scheduled to be replaced earlier than anticipated and a $0.7 million increase in depreciation expense over the comparative three months related to an increase in the average depreciable base.

Depreciation and amortization expenses increased $11.1 million, or 16.4%, over the comparative nine months. This increase is primarily attributable to an increase in accelerated depreciation of $10.8 million related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated related to the EV-DO upgrade discussed below. The remaining $0.3 million increase is comprised of the other factors noted in the discussion above.

As discussed above in the “wireless communications revenue” section, we are upgrading a majority of our coverage areas with EV-DO. During 2007 and the first nine months of 2008, we have recorded $33.0 million in accelerated depreciation on the 3G-1xRTT assets as they have been disposed of or are planned for disposal prior to their previously planned useful lives. We expect to record approximately $2.1 million and $5.0 million of additional accelerated depreciation during the remainder of 2008 and 2009, respectively.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge was flat from the three months ended September 30, 2007 to the three months ended September 30, 2008 and increased approximately $0.1 million over the nine-month comparative period, from $0.6 million for the nine months ended September 30, 2007 to $0.7 million for the nine months ended September 30, 2008.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $3.3 million, or 29.6%, from the comparative three months and $8.1 million, or 24.8%, from the comparative nine months due primarily to lower LIBOR rates on the First Lien Term Loan and a lower debt balance due to $12.5 million of debt repayment during 2007 and $4.7 million of scheduled debt repayments in the first nine months of 2008.

In February 2008, NTELOS Inc. entered into a new interest rate swap agreement to replace the previous interest rate swap that ended in the same month. These swap agreements were not designated as interest rate hedge instruments for accounting purposes and, therefore, the changes in the fair value of the swap agreements were recorded as gain (loss) on interest rate swap. The $3.9 million gain on interest rate swap recorded in the first nine months of 2008 includes a $0.3 million charge related to the previous swap agreement, which was a $0.3 million asset at December 31, 2007. The previous swap agreement ended during February 2008, and the recording of a $4.2 million asset representing the fair value of the new swap agreement which is included in the securities and investments section of the Condensed Consolidated Balance Sheets.

Other income primarily relates to interest income from cash and cash equivalents and totaled less than $0.1 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, $0.8 million and $1.5 million lower than the comparative three-and-nine-month periods, respectively, due to significantly lower short-term investment interest rates partially offset by a higher average cash and cash equivalent balance in the current year versus the prior year comparative periods.

INCOME TAXES

Income tax expense for the three months ended September 30, 2008 was $8.7 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation. Income taxes for the three months ended September 30, 2007 were $5.2 million, driven by non-deductible, non-cash stock based compensation and non-deductible secondary offering transaction costs.

Income tax expense for the nine months ended September 30, 2008 was $27.3 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these non-deductible charges for equity-based awards outstanding as of September 30, 2008 are projected to be approximately $1.8 million for 2008. Income tax expense for the nine months ended September 30, 2007 was $20.4 million, driven by non-deductible, non-cash stock based compensation, and non-deductible cost related to the secondary offering.

Our unused net operating losses (“NOLs”), at September 30, 2008 are approximately $177.6 million. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $152.7 million as follows: $9.2 million per year in 2009 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the nine months ended September 30, 2008 and 2007, we funded our working capital requirements, capital expenditures and cash dividends from net cash provided from operating activities and long-term debt, as applicable. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment. In addition, the predictability of our cash flow is enhanced by our long-term Strategic Network Alliance with Sprint Nextel which was amended on July 31, 2007 and extended to July 31, 2015 (see overview section above).

As of September 30, 2008, we had $665.2 million in aggregate long-term liabilities, consisting of $602.8 million in outstanding long-term debt ($609.4 million including the current portion) and $62.4 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes through its expiration in February 2010. While we have received no indication that this would be the case at this time, continued volatility in the financial markets could restrict our ability to draw on the Revolving Credit Facility if any of the lenders, some of whom are large financial institutions, are unable to perform their obligations under this facility.

Our blended interest rate on our long-term debt as of September 30, 2008 is 4.91%. Our new, eighteen-month swap agreement commenced on September 1, 2008 and fixed the interest rate at 4.91% for $600 million of the First Lien Term Loan.

In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At September 30, 2008, the net present value of these future minimum lease payments was $1.4 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $1.7 million for the remainder of 2008, $6.7 million in 2009, $154.0 million in 2010 (with a scheduled maturity payment of $148.9 million due on December 31, 2010), $446.9 million in 2011 and $0.2 million thereafter.

As discussed in the overview to this section, we entered into a new contract with Sprint Nextel which included a requirement for a technological upgrade of the network from 3G-1xRTT to EV-DO technology by 2009 in the Sprint overlap territory. Additionally, we are also upgrading a majority of our other coverage areas with EV-DO. The expected incremental capital expenditures related to the upgrade to EV-DO (expenditures in excess of the previously anticipated capital expenditures without considering this technology upgrade) are $65 million, approximately $53.0 million of which has been spent in 2007 and the first nine months of 2008. We expect to spend an additional $9.7 million of incremental capital expenditures in 2008 related to the upgrade of EV-DO, for a total of $38 million in 2008. This level of expenditures in 2008 is expected to satisfy the 98% build-out completion target defined in the Strategic Network Alliance during the fourth quarter 2008, after which the monthly revenue minimum will increase from $8 million to $9 million.

The Company has a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket is increased by $6.5 million per quarter plus an additional amount annually for calculated excess cash flow, based on the definition in the Credit Agreement, and is decreased by any actual restricted payments. The amount of the restricted payment basket was $36.4 million as of September 30, 2008, which was subsequently reduced by an $8.9 million dividend paid on October 10, 2008.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA (as defined under the Amended Credit Agreement) and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of September 30, 2008, we are in compliance with all of our debt covenants, and our ratios at September 30, 2008 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

Our ratios under the foregoing restrictive covenants as of September 30, 2008 are as follows:

	Actual	Covenant Requirement at September 30, 2008
Total debt outstanding to EBITDA	2.73	Not more than 5.50
Minimum interest coverage ratio	6.39	Not less than 2.25

During the nine months ended September 30, 2008, net cash provided by operating activities was $142.4 million. Net income during this period was $40.8 million. We recognized $99.1 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $2.5 million. The principal changes in operating assets and liabilities from December 31, 2007 to September 30, 2008 were as follows: accounts receivable increased by $3.2 million due to increased revenues of 7.2%, offset by improved accounts receivable aging; inventories and supplies increased $1.5 million driven by increased inventory on-hand in preparation for seasonally higher sales in the fourth quarter; other current assets increased $0.1 million; changes in income taxes totaled $13.6 million primarily as a result of a $10.3 million cash refund received in April 2008;

accounts payable increased $1.3 million due to the timing of payments at the end of the respective quarters; and, other current liabilities decreased $1.7 million which relate to a reduction in accrued annual incentive compensation partially offset by increases in other current liabilities due to the timing of payments. Retirement benefit payments for the first nine months of 2008 were $6.0 million which includes a $5.4 million pension plan funding payment.

During 2008, the pension plan assets have declined in value. Pension plan assets were valued at $41.9 million at December 31, 2007, $36.8 million at September 30, 2008 and $30.0 million at October 31, 2008. The Company made a cash contribution to the pension plan of $5.4 million in March 2008. Payments to participants in 2008 have not changed materially from 2007 payment levels. Absent a significant recovery in the value of the plan assets by year-end, the net periodic benefit cost for 2009 is expected to increase from the annualized cost of $2.9 million for 2008, and the 2009 funding requirements will be impacted.

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

Our cash flows used in investing activities for the nine months ended September 30, 2008 were $98.1 million primarily used for the purchase of property and equipment comprised of (i) approximately $61.7 million related to our wireless business, including approximately $28.3 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $11.9 million of continued network coverage expansion and enhancements within our coverage area, approximately $13.5 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $8.0 million for improvements to our existing networks and other business needs, (ii) approximately $29.1 million for a strategic fiber build in WV, for the actual and projected growth of our Competitive wireline voice and data offerings, for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and routine capital outlays and facility upgrades supporting our RLEC operations, (iii) approximately $7.3 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

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

We currently expect capital expenditures for 2008 to be in the range of $133 million to $135 million. We expect that our capital expenditures associated with our wireless business in 2008 will be in the range of $88 million to $89 million, of which approximately $38 million represents incremental capital expenditures related to our network upgrade to EV-DO, $16 million represents continued network coverage expansion and enhancements within our coverage area, approximately $20 million represents expenditures for additional capacity and upgrades to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $14 million to $15 million is targeted for improvements to our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2008 will be in the range of $35 million to $36 million, of which approximately $6 million is targeted to support strategic fiber builds and purchases, and the remaining $29 million to $30 million is anticipated to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service and IPTV-based video services. In addition, we expect to invest a total of approximately $10 million in 2008 for enhancements and upgrades to our information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the nine months ended September 30, 2008 aggregated $30.3 million, which primarily represents the following:

•	$4.7 million in payments on our senior secured term loan;

•	$26.5 million used to pay common stock cash dividends ($0.63 per share in the aggregate) on January 10, 2008, April 11, 2008 and July 11, 2008; and,

•	approximately $1.0 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2007 aggregated $17.5 million, which primarily represents the following:

•	$10.9 million in payments on our senior secured term loan;

•	$6.3 million payment of a $0.15 per share common stock cash dividend on July 12, 2007;

•	$1.0 million in debt issuance costs; and,

•	$0.6 million proceeds and tax benefits primarily related to the exercise of stock options.

As of September 30, 2008 and December 31, 2007, we had approximately $67.4 million and $53.5 million, respectively, in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $51.9 million and $45.8 million, respectively. Of the cash and cash equivalents on hand on September 30, 2008, $64.2 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

During March 2008, we applied for an accelerated federal income tax refund, net of a portion of current year estimated tax, of $10.3 million pertaining to tax overpayments existing as of December 31, 2007. The refund was subsequently received on April 14, 2008.

We paid a dividend of $0.21 per share on January 10, 2008, which was declared during the fourth quarter of 2007 and totaled $8.8 million. On February 28, 2008, the board of directors declared a dividend which was paid on April 11, 2008 to common stock shareholders of record on March 20, 2008 at a rate of $0.21 per share, totaling $8.8 million. On May 2, 2008, the board of directors declared a dividend in the amount of $0.21 per share which was paid on July 11, 2008 to stockholders of record on June 20, 2008 and totaled $8.9 million. On August 5, 2008, the board of directors declared a dividend in the amount of $0.21 per share which was paid on October 10, 2008 to stockholders of record on September 19, 2008 and totaled $8.9 million. On November 4, 2008, the board of directors declared a dividend in the amount of $0.26 per share to be paid on January 12, 2009 to stockholders of record on December 19, 2008. We intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions, changes in economic conditions and outlook, capital market conditions and outlook and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our current cash balances and our cash flow from operations will be sufficient to satisfy our foreseeable working capital and capital expenditures for at least the next 24 months. This takes into account higher capital expenditure levels during this period than we had in 2007 as we continue to make capital expenditures in connection with the EV-DO network upgrade over the next nine months, add additional cell sites, and entertain other initiatives as we continue to grow our business and evaluate additional growth opportunities. If our growth opportunities result in unforeseeable capital expenditures during this period, we may draw against our existing revolving credit facility or seek additional financing. However, as noted above, we have a cash balance of $67.4 million at September 30, 2008 and we believe our cash flow from operations will continue to grow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of September 30, 2008, $608.1 million was outstanding under the First Lien Term Loan. As of September 30, 2008, NTELOS Inc. achieved a leverage ratio of 2.73:1.00 and an interest coverage ratio of 6.39:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We had other fixed rate, long-term debt totaling $1.4 million as of September 30, 2008.

In February 2008, NTELOS Inc. signed an eighteen-month, $600.0 million interest rate swap agreement which commenced on September 1, 2008. Also during February 2008, the previous $312.5 million swap agreement ended. These swap agreements help minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Under the $600.0 million interest rate swap agreement, our fixed rate payments are calculated at a per annum rate of 2.66%. Our swap counterparty’s variable rate payments are based on three-month U.S. Dollar LIBOR, which was 3.88% as of September 30, 2008. Interest rate differentials paid or received under our past and current swap agreements are recognized for GAAP purposes as adjustments to our interest expense. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan resulted in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

We entered a six-month LIBOR contract beginning March 2008 on $609.6 million of our First Lien Term Loan which resulted in a 5.3% fixed rate over this period. Because the initial six-month period has expired, we are exposed to interest rate risk on the borrowings in excess of $600.0 million. We are also exposed to loss if the counterparty to the interest rate swap agreement defaults.

During 2008, the counterparty to the interest rate swap experienced liquidity problems and in June 2008 merged with another prominent financial institution. The Company was notified that the swap was guaranteed and a formal legal novation occurred on November 5, 2008. The acquiring financial institution has a strong credit rating and, accordingly, we did not adjust the value of the swap asset for credit risk exposure.

At September 30, 2008, the interest rate swap was recorded at fair value of a $4.2 million asset. This value was obtained from the counterparty to the interest rate swap agreement and verified by the Company using a net present value calculation based on three-month U.S. Dollar LIBOR projections from an independent third party. The independent third party is a prominent financial institution and the values obtained were not materially different. Because of changes in the projected LIBOR rates over the life of the swap agreement, the fair value of the swap agreement was a liability of $1.1 million on October 31, 2008, a $5.4 million decline in fair value from September 30, 2008.

At September 30, 2008, our financial assets included cash and cash equivalents of $67.4 million. Other securities and investments totaled $0.7 million at September 30, 2008. We invest cash not used in daily operations in a money market account held by a prominent financial institution that is available on demand. Nightly, additional cash is also invested in an overnight sweep account with the same financial institution. Both of these accounts are subject to the FDIC insurance limit of $250,000.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 28, 2008. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first nine months of 2008 or existing policies that were changed during the first nine months of 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following supplements the risk factors entitled “Regulatory developments at the FCC and the Virginia SCC could reduce revenues that our rural telephone company and CLEC subsidiaries receive from network access charges” and “Regulatory developments at the FCC could reduce revenues that our rural telephone company subsidiaries and our wireless subsidiaries receive from the Federal Universal Service Fund” in our Annual Report on Form 10-K for the year ended December 31, 2007:

The FCC is tentatively scheduled to consider a proposed rulemaking which, if adopted, could materially impact the amount of intercarrier compensation and USF support we receive.

On November 5, 2008, the Federal Communications Commission adopted a Further Notice of Proposed Rulemaking (“November 5th Further Notice”) requesting comment on three alternative proposals for reform of the Universal Service Fund (“USF”) and the intercarrier compensation rules, including both federal and state access charges. Several members of the FCC have indicated their intention to act on the November 5th Further Notice by adopting a comprehensive reform of intercarrier compensation and USF at the FCC’s December 2008 meeting currently scheduled to take place on December 18, 2008. It is uncertain whether the FCC will ultimately adopt such a reform plan at the December 2008 meeting and, if a plan is adopted, what matters will be addressed in that plan. Intercarrier compensation reform could result in significant decreases in the access charge revenues received by our rural telephone companies. While we expect that the FCC would allow these changes to occur over some transition period and would permit our rural telephone companies to offset the impact of reduced revenues with increased subscriber line charges and USF payments, it is unknown whether all or only a portion of the access revenues would be so recovered. In a USF reform plan, there can be no assurance that our rural telephone companies would continue to receive the current level of Universal Service Fund revenues. Loss of USF and access revenues could have a significant adverse financial effect on our rural telephone companies depending on the amount of the reduction.

We do not believe that there have been any other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the third quarter of 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).
31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).
32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 6, 2008	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer, President and Chairman of the Board

Dated: November 6, 2008	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary