Form 10-K
period 2008-12-31
NTELOS HOLDINGS CORP
filed 2009-02-27
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 was $777,804,851 (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 42,185,308 shares of the registrant’s common stock outstanding as of the close of business on February 23, 2009.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2009 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

2008 ANNUAL REPORT ON FORM 10-K

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues have experienced a 13.6% compound annual growth rate from 2006 to 2008 and accounted for 77% of our total revenues in 2008. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.9 million, and we have deployed a network using code division multiple access technology, or CDMA, in 21 basic trading areas which currently cover a total population of approximately 5.5 million potential subscribers. As of December 31, 2008, our wireless retail business had approximately 435,000 NTELOS-branded subscribers, representing a 7.9% penetration of our total covered population.

We made significant investments in our wireless network, adding 160 new wireless cell sites in 2008 and increasing our total cell sites to 1,183 at the end of 2008. These investments and other initiatives, including the increased take rate of national rate plans and enhanced data service offerings, contributed to a 6.9% increase in subscribers during 2008. We amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers (see “Business – Wireless Business – Our Strategic Network Alliance with Sprint Nextel”). Under the terms of the Agreement, we are committed to upgrade our wireless network to Evolution-Data Optimized Revision A (“EV-DO”) in the territory covered by the Agreement, and we satisfied this upgrade commitment in the fourth quarter of 2008. As of December 31, 2008, 833 (or 70%) of our total cell sites have been upgraded to EV-DO. We expect our aggregate incremental capital expenditures for this upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007, $37 million was spent in 2008 and the remainder of approximately $3 million is expected to be spent in 2009. For the year ended December 31, 2008, we realized wholesale revenues of $111.1 million, primarily related to the Strategic Network Alliance, representing an increase of 15.8% over the same period in 2007.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural local exchange carriers (“RLECs”) under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of December 31, 2008, we operated approximately 41,100 RLEC telephone access lines. We also own a 2,200 route-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of December 31, 2008, we served customers with approximately 49,900 CLEC access line connections. We also offer DSL services in over 97% of our RLEC service area and as of December 31, 2008 we operated approximately 22,500 broadband access connections in our markets, representing an increase of 11.6% in 2008. The wireline Competitive segment strategic products (local phone services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 12.8% over 2007 which was partially offset by declines in RLEC revenues and other revenues from the competitive segment. In 2008 and 2007, our wireline operating income margins were 33.3% and 31.5%, respectively. Commencing in late 2007, we have been introducing NTELOS video in selected neighborhoods within our two RLEC service areas. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 250 all-digital channels and 43 high-definition channels. It is delivered via fiber to the home which allows us to deliver video, local and long distance telephone services, plus Internet access at speeds up to 20 megabits per second. Revenues from this product are included in the Competitive wireline segment.

Our principal executive offices are located at 401 Spring Lane, Suite 300, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-3500. Our internet address is www.ntelos.com. We conduct all of our business through our wholly-owned subsidiary NTELOS Inc. and its subsidiaries.

Wireless Business

Overview

Our wireless business operates a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Kentucky, Maryland, Ohio and North Carolina with a total covered population, or POPs, of 5.5 million people. We began acquiring PCS spectrum in western Virginia and West Virginia in June 1995 and began operations in Virginia in late 1997 and in West Virginia in late 1998. We entered eastern Virginia in July 2000 with the acquisition of the eastern Virginia assets of PrimeCo Personal Communications, L.P., or PrimeCo, following the Bell Atlantic/GTE merger. As of December 31, 2008, we served approximately 435,000 NTELOS-branded retail subscribers.

Our wireless business in Virginia covers Richmond, Hampton Roads/Norfolk, Roanoke, Lynchburg, Charlottesville, Staunton, Harrisonburg, Covington, Clifton Forge, Winchester, Danville, Tazewell, and Martinsville, as well as our headquarters in Waynesboro. The coverage of our wireless business also includes Charleston, Huntington, Parkersburg, Morgantown, Clarksburg, Fairmont, Beckley, Bluefield, and Lewisburg in West Virginia, Ashland, Kentucky, Portsmouth, Ohio and the Outer Banks of North Carolina.

Spectrum Holdings

PCS

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. At December 31, 2008, we operated our CDMA network in 21 basic trading areas with licensed POPs of 7.7 million with an average spectrum depth of 23 MHz. We also hold licenses in eight additional basic trading areas which are currently classified as excess spectrum. The following table shows a breakdown of our 1900 MHz PCS spectrum position.

NTELOS’ Spectrum Position (POPs in thousands)

as of December 31, 2008

Basic Trading Area		PCS Spectrum Block	Licensed POPs (1)		Covered POPs (1)	MHz
Number	Name
Virginia East
156	Fredericksburg, VA	E	226.3		97.8	10
324	Norfolk, VA	B	1,890.4		1,655.1	20
374	Richmond, VA	B	1,426.0		1,074.9	20
374	Richmond, VA – Partitioned	B	49.6	(4)	—	30

	Subtotal		3,542.7		2,827.8	19	(2)

Virginia West
75	Charlottesville, VA	C	269.4	183.6	20
104	Danville, VA	B	164.4	99.5	30
179	Hagerstown, MD	E/F	450.4	205.7	20
183	Harrisonburg, VA	D/E	164.0	110.6	20
266	Lynchburg, VA	B	177.3	151.1	30
284	Martinsville, VA	B	90.1	63.7	30
376	Roanoke, VA	B	690.3	555.0	30
430	Staunton, VA	B	124.6	115.2	30
479	Winchester, VA	C	205.8	172.1	20

	Subtotal		2,336.3	1,656.5	25	(2)

West Virginia
35	Beckley, WV	B	162.8	78.0	30
48	Bluefield, WV	B	157.8	76.8	30
73	Charleston, WV (3)	A/B	478.1	257.3	30
82	Clarksburg, VA	C/E	192.3	95.6	20
137	Fairmont, WV	C/F	56.6	39.5	40
197	Huntington, WV	B	367.7	232.2	30
306	Morgantown, WV	C/F	114.0	74.8	25
359	Portsmouth, OH	B	91.6	45.5	30
342	Parkersburg, WV-Marietta, OH	C	178.8	91.3	30

	Subtotal		1,799.7	991.0	29	(2)

	Total Operating Spectrum		7,678.7	5,475.3	23

Excess
471	Wheeling, WV	C	199.2	N/A	30	(5)
474	Williamson, WV – Pikeville, KY	B	170.7	N/A	30
23	Athens, OH	A	126.7	N/A	15
80	Chillicothe, OH	A	105.6	N/A	15
100	Cumberland, MD	C/D	164.9	N/A	40	(5)
259	Logan, WV	B	35.8	N/A	30
487	Zanesville – Cambridge, OH	A	190.9	N/A	15
12	Altoona, PA	C	222.2	N/A	15

	Subtotal		1,216.0		23	(2)

	Total		8,894.7	5,475.3	23

(1)

Source: Map Info: Custom Data, Total Population—Current Year and Five Year USA By Block Group: United States, SO215245. For purposes of this disclosure, Covered POPs represents people within the network coverage area.

(2)	Weighted average MHz based on licensed POPs.

(3)	“A” block excludes Kanawha, Putnam and Fayette counties.

(4)	Partitioned POPs not included in subtotal.

(5)	Prior to potential transfer of 15 MHz in Wheeling, WV and 20 MHz of C block in Cumberland, MD (see Note 2 in the notes to consolidated financial statements included herein).

AWS

During September 2006, we purchased seven Advanced Wireless Services (AWS) licenses. The AWS spectrum is potentially operable in seven cellular market areas with licensed POPs of 1.3 million, all of which are within our existing PCS licensed markets. The following table presents a breakdown of our AWS spectrum position at December 31, 2008.

Cellular Market Area		AWS Spectrum Block	Licensed POPs (in thousands) (1)	MHz
Number	Name
157	Roanoke, VA	A	251.2	20
203	Lynchburg, VA	A	177.3	20
683	Giles, VA	A	214.1	20
684	Bedford, VA	A	202.3	20
256	Charlottesville, VA	A	185.0	20
685	Bath, VA	A	61.4	20
686	Highland, VA	A	257.8	20

	Total		1,349.1	20

(1)	Source: Map Info: Custom Data, Population Current Year and Five Year USA By Block Group: U.S., SO215245

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

Wireless Operations

Wireless Retail Business

Overview

We offer wireless voice and data services to retail customers throughout our service area under the NTELOS brand name. Our service plans target the local value segment, focusing on customers who will use their wireless phone primarily in their home market, but also target customers with limited out of market needs through our national plans. We offer these customers value by providing unlimited and large numbers of minutes, data features and premier customer service across our network. We offer national voice and data plans for those customers who wish to use their phones on a nationwide footprint. Our relationships with Sprint Nextel and other carriers allow us to provide these national plans at competitive prices. We offer customers a variety of Postpay and Prepay plans. In 2008, Postpay represented 49% of gross additions and, as of December 31, 2008, 71% of total subscribers. We plan to continue to emphasize marketing to Postpay customers due to their better lifetime value, higher ARPU and lower churn than traditional Prepay customers.

Service Offerings. The chart below briefly describes the plans and provides a breakdown of subscribers as of December 31, 2008:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	311,009	71%	• 1- or 2-Year Service Agreement • National and Unlimited Plans • Long Distance, Roaming, Data Features

Prepay	123,999	29%

•        Postpay-Like Plans with Unlimited or Buckets of Minutes

•        1-or 2-year Service Agreement required on some plans

•        Long Distance, Roaming, Data Features

•        Traditional “Pay-As-You-Go” Prepay with No Service Agreement available

•	Postpay.

•

Traditional Postpay plans are our most popular service offerings and account for approximately 71% of the base of our wireless customers. The current family of Postpay service offerings include UNLIMITED minute plans which offer customers unlimited day, night, and weekend calling from anywhere on our network. This popular family of rate plans may include nationwide long distance and nationwide roaming minutes, and certain plans may be shared for an additional fee.

•

We also offer additional Postpay service plans called NTELOS NATION plans, which account for approximately 36% of the base of our wireless customers. These plans feature no roaming charges via buckets of daytime, mobile-to-mobile, and night and weekend minutes that can be used anywhere in the country. All NATION plans include nationwide long distance, no roaming charges, low overage charges, and may be shared to address family plan scenarios.

•

All Postpay plans are available with one- or two-year service agreements and most can accommodate up to four shared lines for an additional monthly service fee. Plans may include nationwide long distance calling, roaming, and a variety of added-value features like Caller ID and integrated voicemail.

•	Postpay users can take advantage of all data service offerings such as text and picture messaging, mobile broadband access, and downloading of games, ring tones, and other mobile applications.

•	Prepay - Pay in advance type plans include the following separate categories of plans:

•

Pay in Advance. Pay in Advance represents 28% of the base and is a hybrid alternative positioned to look like Postpay but operate like Prepay. Pay in Advance targets credit-challenged and no-credit customers, including teens and students. Customers pay their monthly charges in advance by credit card, bank draft, or cash, thus eliminating credit checks and bad debt exposure. Pay in Advance customers can also prepay to have access to certain data features such as games and ringtones.

•

Prepay (“nStant Minutes”). A traditional pay-as-you-go Prepay service which currently comprises less than 1% of the customer base. nStant Minutes provides an affordable, convenient PCS service with no monthly fees, no annual contract and no credit check. Minutes are replenished as needed by cash, credit card or prepaid cards.

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

We primarily promote our Postpay products in our marketing communications. Prepay plans are promoted to target segments where a majority of the population would not want or qualify for Postpay service.

Advertising is focused on driving traffic to the company’s retail locations, inside sales representatives and our website. Company-owned distribution is a key component of our wireless growth strategy, with strong supporting distribution from indirect agent locations which extend our wireless retail points of presence. The focus on company-owned distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2008, 78.0% of gross additions were acquired through direct channels and, at December 31, 2008, we had 84 retail point of sale locations. Our direct distribution is supplemented by 115 regional agents with a total of 285 locations.

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

Subject to certain limited exceptions, we agreed under the Strategic Network Alliance to achieve EV-DO deployment in 95% of the Market by January 31, 2010 and 98% of the Market by January 31, 2011. We met these build-out requirements during the fourth quarter of 2008, achieving EV-DO build-out of 98% of the network in the Market.

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

Specifically, there are separate rate structures for each of the PCS services to be provided as follows:

•	voice rate pricing tiers for Sprint Nextel home subscribers within the Market were fixed through July 1, 2008, and then reset semi-annually based on Sprint Nextel’s retail voice revenue yield;

•

voice rate pricing for Sprint Nextel subscribers, Mobile Virtual Network Operators, or MVNO, partners of Sprint Nextel and Sprint Network Managers, who use our network for voice service while traveling in the Market was fixed through July 1, 2008, and then reset semi-annually based on Sprint Nextel’s retail voice revenue yield;

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

In addition, Sprint Nextel will pay us the greater of (i) $8.0 million per calendar month (or $9.0 million per calendar month in the calendar month after we achieve 98% completion of EV-DO deployment in the Market) or (ii) any and all monthly usage charges associated with the use of the PCS services by Sprint Nextel customers. In October 2008, we achieved 98% EV-DO deployment in the Market. Our revenue based on use of services exceeded the $9.0 million minimum during the fourth quarter and will likely continue to exceed minimum through June 2009. However, we anticipate the first travel data rate reset which will occur effective July 1, 2009 will cause the revenue to decline to the $9.0 million minimum for at least the remainder of 2009.

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

The amended and restated network agreement prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network that provides PCS services provided by us in the Market until 18 months prior to the termination of the amended and restated network agreement or renewals thereof. Sprint Nextel may construct its own cell sites or take such other action to provide geographic coverage in a portion of a market served by us where Sprint Nextel’s network does not offer coverage, if Sprint Nextel requests that we provide coverage and we decline.

Wireless Network

Network Technology. We have both 3G EV-DO Rev A and 3G 1xRTT CDMA digital PCS technology deployed in each of our geographic regions. In connection with the EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on our plan to upgrade substantially all of our current service coverage areas outside our wholesale territory, we entered into a three-year agreement with Alcatel-Lucent to purchase $88.2 million of network equipment ($69.6 million of which was spent by December 31, 2008 and the remaining $18.6 million of which will be spent in 2009). We expect to spend an incremental $65 million related to this technology upgrade, of which $25 million was spent in 2007, $37 million was spent in 2008 and the remainder of approximately $3 million is expected to be spent in 2009.

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

• PVI Ring Back Platform supporting Richmond and Norfolk MSC’s

• Company-owned facility

	Norfolk, VA	• Lucent 5ESS and ECP Switch Complex

• Alcatel 3-1-0 1630 DACS & Tellabs NGX 5500 w/ 7120 Tributaries

• Glenayre HDMU voicemail platform

• VeriSign prepay platform

• Company-owned facility

Virginia West	Waynesboro, VA	• Nortel MTX Switch(1)

• Lucent 5ESS and ECP Switch Complex

• Motorola Cell Site Base Station Controllers (five)(1)

• Tellabs 3-1-0 532L DACS & NGX 5500 WB DACS

• Glenayre 4240 voicemail platform and Glenayre HDMU Platform

• PVI Ring Back Platform supporting VA West and WV MSC’s

• VeriSign prepay platform

• Company-owned facility

West Virginia	Charleston, WV	• Nortel MTX Switch

• Lucent 5ESS and ECP Switch Complex

• Motorola Cell Site Base Station Controllers (four)(1)

• Tellabs 3-1-0 532L DACS & NGX 5500 WB DACS

• Glenayre 4240 voicemail platform and Glenayre HDMU Platform

• VeriSign prepay platform

• Leased facility (current term through 2013)

(1)	In 2009, the Nortel MTX in Waynesboro, VA, the five base station controllers in Waynesboro, VA, and three of four base station controllers in Charleston, WV will be decommissioned in association with the EV-DO upgrade.

Intelligent Network. We have deployed a Lucent Intelligent Network solution consisting of a mated pair Mi-Life Application Server and an Enhanced Services Manager, or ESM. Our mated Stand-alone Home Location Register functionality resides on this platform. Additionally, we have deployed a Short Messaging Service Center (SMSC) platform, Over-the-Air-Function (OTAF) platform, and Multimedia Messaging Service (MMS) platform, all provided by Airwide Solutions. The SMSC platform supports text messaging, the OTAF platform supports network and subscriber initiated Preferred Roaming List downloads, and the MMS platform supports picture messaging. We have added a new Alcatel-Lucent SMSC platform to eventually replace our existing Airwide Solutions SMSC due to the growth of text messaging and content related services for text messaging.

Cell Sites. As of December 31, 2008, we had 1,183 cell sites in operation, of which 26 were repeaters. We own 102 of these cell sites and lease the remaining 1,081, or 91%. Of our total cell sites, 833 are EV-DO capable and the remaining 350 are 1xRTT data capable. Of the leased cell sites, 483, or 45%, are installed on facilities owned by Crown Communications and American Tower. We entered into master lease agreements with Crown

Communications in 2000 and 2001, respectively. These master lease agreements had initial 5-year lease terms and were renewed for second 5-year lease terms in 2005 and 2006, respectively. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. These master agreements with Crown Communications and American Tower contain additional options to renew.

Network Performance. We currently process approximately 69 million calls per week and demonstrate strong network operational performance metrics. For the year ended December 31, 2008, network performance has averaged less than 0.82% daily dropped calls and less than 0.11% bouncing busy hour blocked calls. Average cell site availability as of December 31, 2008 exceeds 99.76%. We currently exceed Sprint Nextel’s network performance standards, as established in the agreement, in the regions underlying the Strategic Network Alliance.

Wireline Business

Overview

Founded in 1897 as the Clifton Forge-Waynesboro Telephone Company, our wireline business and its predecessor organizations have a long history of providing exceptional telephone service in the rural Virginia areas of Waynesboro, Covington, Clifton Forge and, with the acquisition of R&B Communications in 2001, Botetourt County. We divide our wireline business into two operations: RLEC and Competitive Wireline (CLEC/Network and internet). As an RLEC, we own and operate two local telephone companies and serve three rural Virginia regions. As a Competitive provider, we market service to 25 areas in Virginia and West Virginia. Additionally, we offer both dial-up internet and high-speed broadband services in Virginia, West Virginia and Tennessee. As of December 31, 2008, we had approximately 129,400 access lines and data connections.

Our wireline business is supported by an extensive 2,200 route-mile fiber optic network. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

Wireline Operations

RLEC. We provide RLEC services to business and residential customers in three rural Virginia areas. We have owned and operated a 111-year-old telephone company in western Virginia since its inception in 1897. Additionally, we acquired a 108-year-old telephone company in southwestern Virginia through our acquisition of R&B Communications in 2001.

Competitive Wireline. The Competitive segment includes the results of our CLEC, internet and wholesale carriers’ carrier network businesses. The CLEC business was launched in 1998 and was the basis for our Competitive broadband business that currently serves 25 areas in Virginia and West Virginia. We market exclusively to business customers. As of December 31, 2008, we had approximately 49,900 CLEC lines in service, virtually all of which were business lines.

The Competitive operations are based on an “edge-out” strategy that seeks to take advantage of our fiber network and RLEC back-office systems in order to deliver a high incremental return on investment to our core wireline business. Technicians, vehicles, operations and support systems, network planning and engineering, billing and core network assets are shared between the wireline segments.

In addition to utilizing a successful “edge-out” strategy, our Competitive business has also benefited from a commitment to an “on-net” access strategy for a true facilities-based approach. We have been careful in our decision to expand the Competitive network and generally require proven customer demand to dictate such investment choices. In addition to the higher-margin revenues that are characteristic of on-net expansion, we have also been able to deliver other competitive services such as high-bandwidth internet access and metro transport services as a direct result of on-net connectivity growth. Our dedication to the facilities-based strategy, combined with our commitment to customer service, has proven successful in attracting large customers in key vertical markets. Specifically, the education, healthcare, financial, and government sectors have been particularly receptive to our Competitive business model.

Through our wholesale carriers’ carrier network, we offer other carriers access to our 2,200 route-mile fiber network which provides connectivity to major retail cities. We sell backhaul services to major wireline and wireless carriers including connectivity to cell sites located near our fiber network in our Competitive and RLEC markets. Through interconnections with other regional fiber networks, we are able to extend our network east to Richmond, Virginia, north to Carlisle, Pennsylvania, and Washington, D.C., and to areas south of Greensboro, North Carolina.

We launched our internet business in Virginia in 1995. Presently, we provide internet services in Virginia, West Virginia and Tennessee. As of December 31, 2008, we had approximately 22,500 broadband access connections, including DSL, dedicated internet access, broadband over fiber, and Metro Ethernet. We also finished the year with over 97% DSL capability in our RLEC markets.

In the third quarter of 2007, we began to offer IPTV video services within our RLEC market. At December 31, 2008, we had over 1,000 video customers and passed approximately 4,900 households with fiber optics. In May of this year we began offering video service outside our RLEC market in a mixed-use development in Lynchburg, VA.

Products and Services

We offer a wide variety of voice services to our RLEC and CLEC customers, including:

Local Telephone Service	• Business and residential telephone service

Primary Rate ISDN Services	• High capacity connections between customers’ PBX equipment and public switched telephone network

Long Distance Service	• Domestic and international long distance services to RLEC and CLEC customers

Customer Calling Features	• Call waiting

• Caller ID

• Voice mail (can be integrated with our PCS service)

In addition to traditional voice services, we provide internet access and data services including:

High-Speed DSL Access	• DSL technology enables a customer to receive high-speed internet access through a copper telephone line

Broadband XL	• High speed internet access over fiber available in portions of our RLEC markets at speeds from 6 to 20 Mbps

Video

•        IPTV-based video services with more than 250 channels including 43 high definition and video-on-demand

•        Available in new subdivisions and overbuild areas within the RLEC and in one area in Lynchburg, VA

•        Powered by Microsoft Mediaroom

Metro Ethernet	• Ethernet connectivity among multiple locations in the same city or region over our fiber optic network

• Speed ranging from 1.5 Mbps to 1 Gbps

IP Services

•        IP-enabled product offerings that combine voice and data services over a dedicated broadband facility

•        Allows customers to dynamically allocate bandwidth to maximize voice and data transmissions

•        Product offerings include Integrated Access, IP Centrex, and IP Trunking

High-capacity Private Line Service	• High-capacity, non-switched facilities provided to end users and carriers for voice and data applications

Web Hosting	• Domain services, collocation agreements and internet marketing services

Local Dial-Up Internet Access	• Offers multiple e-mail accounts and personal web space

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

We utilize our own personnel to sell wireline products and services to our customers. We retain account executives to cultivate relationships with mid-size to large business customers in our RLEC and Competitive market areas. We use an inside sales group to handle residential and small business voice, broadband and IPTV sales. We maintain a wireline retail presence in Waynesboro, Daleville, and Covington, Virginia, to market our video and data services, and allow walk-in payments for our RLEC customers.

Our wireline customer care call centers are located in Waynesboro and Daleville, Virginia. The call center operation is supported by an integrated systems infrastructure and automated linkages to our billing, operations, and engineering systems. We provide customer care and operations representatives with incentives to up-sell additional products and features and retain current customers that may disconnect services.

The wholesale business is supported by a dedicated channel team and the Valley Network Partnership (“ValleyNet”) resources. Much of our network is connected and marketed through ValleyNet, a partnership between us and two unaffiliated communications companies that have interconnected our networks to form a non-switched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida and west as far as Ashland, KY.

Plant and Equipment

Our wireline network includes two Alcatel-Lucent 5ESS digital switches, which provide end-office functions for both the RLEC and Competitive businesses in Virginia. Our Waynesboro, Virginia switch also acts as an access tandem for our RLEC and Competitive segments and portions of our wireless and other carriers’ traffic. Another Alcatel-Lucent 5ESS digital switch, located in Charleston, supports the Competitive business in West Virginia. We have twelve remote switching modules deployed throughout our RLEC territory and two more supporting our Competitive areas. VITAL, a company for which we serve as the managing partner, acts as a regional node on VeriSign’s nationwide SS7 network using a pair of Tekelec signal transfer points located on our premises.

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

Wireline

Several factors have resulted in increased competition in the landline telephone market, including:

•	expansion of wireless networks and pricing plans which offer very high usage at a fixed cost, resulting in wireless substitution;

•	IP-based voice services offered by cable companies;

•	technological advances in the transmission of voice, data and video;

•	development of fiber optics, wireless data, and IP technology; and

•	legislation and regulations, including the Telecommunications Act, designed to promote competition.

As the RLEC for Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we are subject to competition, today from wireless carriers and cable companies. A portion of the residential customers moving into our service area do not purchase landline phone service. Comcast launched voice service in late May of 2008 in our Waynesboro and Augusta County market. We expect to encounter additional voice competition from Comcast in our Botetourt County RLEC market and from Rapid Communications, now owned by Shenandoah Telecommunications Company, in our Alleghany County RLEC market in 2009. Voice over Internet Protocol, or VoIP, based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections). The regulatory environment governing RLEC operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Our Competitive operations compete primarily with ILECs and, to a lesser extent, other CLECs. ILECs in our markets, Verizon and Embarq, have initiated aggressive “win-back” strategies. Although certain CLEC companies have exited from our markets, we continue to face competition in our Competitive markets from several other CLECs, including Level 3, Fibernet, KDL, PAETEC and Cox. We also face competition from other current and potential future market entrants.

The internet industry is characterized by the absence of significant barriers to entry and the rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable, and wireless access. Our competition includes:

•	local, regional and national internet service providers such as AT&T, Level 3, Verizon (including Verizon Business) and Embarq;

•	cable modem services offered by incumbent cable providers such as Comcast, Cox, Rapid and Charter;

•	wireless providers offering services based on EV-DO, WiMAX or other technologies; and

•	small local providers in Southside and Southwest Virginia enabled by the Virginia Tobacco Commission investment in fiber optic infrastructure.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from, raising our fees.

Employees

As of December 31, 2008, we employed 1,398 full-time and 56 part-time persons. Of these employees, 72 are covered by a collective bargaining agreement for a portion of our wireline operation. This agreement expires June 30, 2011. We believe that we have good relations with our employees.

In May 2008, we had 22 wireline employees accept an early retirement offer with retirement dates through July 1, 2008.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. We applied for and were granted renewal of nineteen of these licenses between 2005 and 2007. Our remaining six PCS licenses must be renewed in mid-2009.

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

PCS Construction Requirements. All PCS licensees must satisfy build-out deadlines and geographic coverage requirements within five and/or ten years after the license grant date. Under the FCC’s original rules, these initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area, or the licensee provides substantial service, within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. The FCC’s policies have now been modified, however, and 30 MHz licensees are permitted to make a demonstration of substantial service to meet the ten year build-out requirement. Failure to comply with these coverage requirements could cause the revocation of a provider’s wireless licenses or the imposition of fines and/or other sanctions.

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

On September 11, 2007, the FCC adopted an order mandating that wireless E911 location accuracy be measured on the public safety answering point (PSAP) level, but deferred effectiveness of the mandate for five years while requiring interim milestones. The interim milestones cover increasingly smaller geographic areas. The Rural Cellular Association and T-Mobile appealed this FCC Order. On March 25, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court) stayed the Location Accuracy Order. On July 31, 2008, the FCC has asked the U.S. Court of Appeals for the District of Columbia to vacate and remand the order to the FCC and, on September 17, 2008, the court granted the FCC’s request. On September 22, 2008, the FCC sought comments on a new proposal for E911 accuracy requirements for both handset-based and network-based technologies to achieve E911 accuracy compliance at the county-level. That proposal was filed by the Association of Public-Safety Communications Officials and the National Emergency Number Association, Verizon Wireless, Sprint Nextel Corporation, and AT&T.

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

Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including CMRS providers like us, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate telecommunications revenue. The FCC is currently examining the way in which it collects carrier contributions to the federal Universal Service Fund, or USF. On May 1, 2008, the FCC placed an interim cap on the amount of USF funding distributed to competitive providers, including CMRS carriers and CLECs. USF funding to competitive providers is now capped at the level of support that such carriers were eligible to receive in each state during March 2008.

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

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments. On November 5, 2008, the Federal Communications Commission adopted a Further Notice of Proposed Rulemaking (“November 5th Further Notice”) requesting comment on three alternative proposals for reform of the Universal Service Fund (“USF”) and the intercarrier compensation rules, including both federal and state access charges. It is uncertain whether the FCC will ultimately adopt any of the three proposed plans and what matters will be addressed in any plan that is ultimately adopted. Intercarrier compensation reform could result in significant decreases in the access charge revenues received by our rural telephone companies. While we expect that the FCC would allow these changes to occur over some transition period and would permit our rural telephone companies to offset the impact of reduced revenues with increased subscriber line charges and USF payments, it is unknown whether all or only a portion of the access revenues would be so recovered. In a USF reform plan, there can be no assurance that our rural telephone companies would continue to receive the current level of Universal Service Fund revenues. Loss of USF and access revenues could have a significant adverse financial effect on our rural telephone companies depending on the amount of the reduction.

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

The FCC is currently considering a recommendation from the Federal-State Joint Board on Universal Service, an advisory panel composed of FCC commissioners and state telecommunications regulators, that the fund be divided into three distinct funds each with a separate distribution mechanism and funding allocation. The three funds would be a Broadband Fund, a Mobility Fund, and a Provider of Last Resort Fund. Under the current rules, our competitors can obtain the same per-line level of federal Universal Service Fund subsidies as we do, without regard for whether their costs of providing service are similar to ours, if either the FCC or the SCC determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act. The joint board’s recommendation would eliminate this “identical support” rule. On May 1, 2008, the FCC placed an interim cap on the amount of USF funding distributed to competitive providers, including CMRS carriers and CLECs. USF funding to competitive providers is now capped at the level of support that such carriers were eligible to receive in each state during March 2008.

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

Some state regulatory commissions regulate the prices that ILECs and CLECs charge for access to their local telephone networks in originating or terminating intrastate toll transmissions. On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charge or the intrastate switched access charge of the ILEC (or the average of all ILECs) providing service in the territory served by the CLEC. The cap took effect on March 31, 2008. On April 25, 2008, Verizon filed a petition with the West Virginia Public Service Commission asking that a similar cap on intrastate CLEC access charges be adopted in West Virginia. On October 1, 2008, the Staff of the West Virginia Commission filed in support of Verizon’s request and the Administrative Law Judge’s decision is due by March 4, 2009. While this could have a significant impact to our long-term revenue growth potential in WV, it is not expected to have a material impact to our existing revenue stream. If, in a future proceeding, the SCC were to reduce the level of switched access charges that could be charged by our RLECs, such a reduction could have a significant adverse financial effect on our RLECs depending on the amount of the reduction. The SCC is currently considering a January 2009 recommendation by an SCC Hearing Examiner that Embarq be required to lower its intrastate access rates. An SCC order to reduce these rates would not impact the rates charged by our RLECs. See “Risk Factors.”

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

On July 1, 2006, a new Virginia law took effect that imposes certain requirements and restrictions on localities in granting cable television franchises. The purpose behind the 2006 Virginia Cable Act is to expedite the franchising process from what would sometimes take several years to only a few months. The 2006 Virginia Cable Act provides for “negotiated” CATV franchises and “ordinance” CATV franchises. All new entrants must first attempt to negotiate a cable franchise with a locality. Should the negotiations not result in the granting of a franchise during a 45-day negotiation period, the applicant can elect to accept a default ordinance cable franchise that authorizes the applicant to begin offering CATV services 75 days after the initial negotiated franchise request, subject to the applicant abiding by certain requirements set forth in the new law. In September of 2006, we obtained a negotiated franchise in Waynesboro and an ordinance franchise in Botetourt County. Augusta County does not have a franchise requirement and, accordingly, we did not need to obtain a franchise prior to offering video services in Augusta County. In October of 2007, we obtained a negotiated franchise in Lynchburg, Virginia for a new mixed-use residential development called Cornerstone. On January 12, 2009, we requested a negotiated franchise in Harrisonburg, Virginia for a residential development called Liberty Square.

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

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•

rapid development and introduction of new technologies and services, such as VoIP, location based services such as GPS mapping technology and high speed data services, including streaming video, mobile gaming and other applications that use EV-DO, Wi-Max, LTE, Femtocells or other technologies;

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

We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these trends may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to keep existing, and attract new, customers. Many of our voice and data competitors, such as cable providers, wireless service providers, internet access providers and long distance carriers have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

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

Adverse economic conditions may harm our business.

Economic conditions have been deteriorating and may remain depressed for the foreseeable future. Unfavorable economic conditions, including the recession and recent disruptions to the credit and financial markets, could cause customers to slow spending. If demand for our services decreases, our revenues would be adversely affected and churn may increase. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased. Any of the above could have a material effect on our business, financial position, results of operations and cash flows.

We are also susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide services or to which we outsource certain functions. The same economic conditions that may affect our customers could also adversely affect vendors and third parties and lead to significant increases in prices, reduction in quality or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our business, financial position, results of operating and cash flows.

Our leverage could adversely affect our financial health.

As of December 31, 2008, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $607.9 million. Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

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

Based on our total debt outstanding as of December 31, 2008 of $607.9 million, which includes capital lease obligations, we expect payments on our outstanding indebtedness to be approximately $6.7 million in 2009. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $6.7 million in 2009, $154.0 million in 2010, $446.9 million in 2011, $0.2 million in 2012 and less than $0.1 million thereafter. Our ability to make payments on, or to refinance or repay, our debt, fund planned capital expenditures, pay quarterly cash dividends and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. senior secured credit facility or otherwise, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs. Additionally, if we were to borrow under our revolving credit facility to obtain additional capital, we would be required to repay such borrowings by the February 24, 2010 expiration date of this facility.

If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our indebtedness. We may not be able to refinance any of our debt under such circumstances, on commercially reasonable terms or at all. This risk would be exacerbated if capital market conditions do not improve over current conditions. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including, sales of certain assets to meet our debt service requirements, sales of equity and negotiations with our lenders to restructure the applicable debt.

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

We operate in a very competitive environment. Our wireless business faces intense competition from other wireless providers, including Verizon Wireless, Alltel, T-Mobile, AT&T Wireless, U.S. Cellular and Sprint Nextel (including its network managers (formerly referred to as its affiliates) and resellers, such as Virgin Mobile USA). Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Some of the carriers with which we compete provide wireless services using cellular frequencies in the 800 MHz band and in the future will use 700 MHz frequencies that were recently auctioned by the FCC. These frequencies enjoy propagation advantages over the PCS and AWS spectrum we currently hold, which may cause us to have to spend more capital than our competitors to achieve the same coverage.

Consolidation continues in the wireless industry with the combinations of Verizon and Alltel, Sprint and Nextel, AT&T’s acquisition of 100% ownership of AT&T Wireless as well as its acquisition of Dobson, the acquisitions by Verizon Wireless of Rural Cellular and by T-Mobile of Suncom. These and other of our competitors are, or are affiliated with, major communications companies that have substantially greater financial, technical and marketing resources than we have. These competitors may have greater name recognition and more established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. Two of our national wireless competitors acquired a significant portion of the 700 MHz spectrum recently auctioned by the FCC. The national wireless carriers in many instances on average have more spectrum in each of our licensed areas than we do. We may not be able to obtain additional spectrum and thus may be unable to offer future developed services which utilize PCS spectrum or offer services developed for other specific spectrum as a result of not having as much spectrum, or as much spectrum in specific bands, as our competitors do.

In addition, each of the four largest wireless carriers offers handsets for which that carrier has the exclusive right to provide customers. Recent estimates are that over 50 handset models are under exclusive arrangements with these carriers. We do not have exclusivity for any handset that we provide to our customers and are unable to provide the handsets that are available exclusively from other carriers. We may be unable to attract some new customers, and we may lose existing customers, because of our inability to offer these handsets.

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

We expect competition to intensify as a result of the rapid development of new technologies, including improvements in the capacity and quality of digital technology, such as the move to EV-DO and Wi-Max wireless technologies. Several wireless carriers, including Verizon Wireless and Sprint Nextel, have upgraded or announced plans to upgrade all or parts of their 3G networks to include EV-DO, which provides broadband wireless services at rates faster than the 3G one times radio transmission, or 1xRTT, technology. We have upgraded our network to EV-DO, with over 70% of the cell sites EV-DO capable as of December 31, 2008, and we anticipate that approximately 85% of the cell sites will be upgraded to EV-DO by mid-year 2009. We will continue to the utilize 1xRTT technology in areas where the demand for high speed data service is less.

Competitors continue to explore further technological advances such as Wi-Max and LTE which could cause the technology used on our network to become dated. We may not be able to respond to future changes and implement new technology on a timely basis or at an acceptable cost. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors and sources of competition discussed above could have a material adverse effect on our business, financial condition and results of operations.

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

Sprint Nextel accounted for approximately 22.0% of our operating revenues for the year ended December 31, 2008. If we were to lose Sprint Nextel as a customer or if Sprint Nextel became financially unable to pay our charges, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results. Additionally, if Sprint Nextel’s current financial condition should worsen in a material manner, our business would suffer material adverse consequences which could include termination or revision of our Strategic Network Alliance. Also, Sprint Nextel acquired controlling ownership interest in Nextel Partners Inc., a wireless affiliate of Sprint Nextel, in 2006. Unlike Sprint Nextel, Nextel Partners owns a wireless network in all of the territory covered by our Strategic Network Alliance. Any future migration by Sprint Nextel of customers to non-CDMA technology could result in a decline in the usage of our network by Sprint Nextel and could cause an adverse impact on our business, financial condition and operating results.

Continued decline in Sprint Nextel’s subscriber base could have an adverse effect on its long-term growth, financial condition and strategic direction, which could, in turn, have an adverse effect on our wireless wholesale revenues under the Strategic Network Alliance.

The pricing arrangement under our Strategic Network Alliance with Sprint Nextel may fluctuate which could result in lower revenues or a decline in the historical growth of our wholesale wireless revenues.

Under the Strategic Network Alliance, our wholesale revenues effective July 1, 2007, will be the greater of $8.0 million per month ($9.0 million per month in the calendar month after 98% of our cell sites are upgraded to EV-DO in this wholesale area) or the revenues derived based on voice and data usage by Sprint Nextel of our network priced at the applicable rates and terms for each of the services categories. We attained the 98% threshold during the fourth quarter of 2008 and our actual revenue based on voice and data usage exceeded the $9.0 million per month minimum during the fourth quarter 2008 and is expected to continue to exceed this level throughout the first half of 2009. However, travel data rates will be reset effective July 1, 2009 and quarterly thereafter. We anticipate that this reset will result in a significant rate reduction for this element and that the total revenues after this reset will be at the $9.0 million minimum for at least the remainder of 2009. All of the rate elements generally fluctuate for the periods specified for each service under the agreement under a formula tied to a national wireless retail customer revenue yield and a national retail data revenue yield. Sprint Nextel prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint Nextel customers. Accordingly, we could remain at the $9.0 million minimum longer for a period longer than we anticipate which could impact our longer term profitability.

If the roaming rates we pay for our customers’ usage of third-party networks increase, our operating results may decline.

Many of our competitors have national networks which enable them to more economically offer roaming and long-distance telephone services to their subscribers. We do not have a national network, and we must pay other carriers a per-minute charge for carrying roaming and long-distance calls made by our subscribers. To remain competitive, we absorb a substantial portion of the roaming and long-distance charges without increasing the prices we charge to our subscribers. We have entered into roaming agreements with other communications providers that govern the roaming rates that we are required to pay. As the wireless industry consolidates, our ability to replicate our roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time and may become more difficult. The roaming agreements do not cover all geographic areas where our customers may seek service when they travel and a number of the roaming agreements may be terminated on relatively short notice and may not be renewed in the future. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates they charge to other roaming partners. We may also be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. Any future renewal also may not include roaming for data services. In addition, under the terms of our Strategic Network Alliance, we have favorable roaming rates with Sprint Nextel. If these roaming agreements are terminated, the roaming rates that we are charged may increase and, accordingly, our cash flow and operating results may decline.

We may incur significantly higher wireless handset subsidy costs than we anticipate to upgrade existing subscribers.

As our subscriber base grows, and technological innovations occur, more existing subscribers are upgrading to new wireless handsets, especially handsets that offer more applications including data-centric and smart phones. We subsidize a portion of the price of wireless handsets and incur sales commissions on the sale or upgrade of handsets. The cost of handsets increase with an increase in features, functionality, and the number of applications they support. This results in our incurring higher handset subsidies. Furthermore, we generally pay more to purchase handsets than many of our national competitors who buy from manufacturers in large volumes. If more subscribers purchase or upgrade to new wireless handsets than we project, our operating results would be adversely affected during the period of the sale or upgrade.

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

Our wireless licenses are generally valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years. The renewal applications are subject to FCC review and potentially public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. We applied for and were granted renewal of nineteen of our licenses between 2005 and 2007. We have six remaining licenses due to expire in June 2009 for which we will need to apply for renewal. If we fail to file for renewal of our other licenses at the appropriate time or fail to meet any regulatory requirements for renewal, we could be denied a license renewal and, accordingly, our ability to provide or continue to provide service in that license area would be adversely affected.

Many of our licenses are subject to interim or final construction requirements. While the licensees have generally met “safe harbor” standards for ensuring such benchmarks are met, we have relied on, and will in the future rely on, “substantial service” thresholds for meeting build-out requirements. In such cases, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected. We have executed a long term lease agreement and a license purchase agreement for the provision of assistance in meeting build-out requirements in two non-operational markets. These agreements will require us to transfer 15 MHz of C block spectrum in Wheeling, WV and 20 MHz of C block spectrum in Cumberland, MD. Accordingly, we have recorded an asset impairment charge of $1.4 million (included in depreciation and amortization on the Consolidated Statement of Operations) to reduce the carrying value of spectrum to the net fair value of the spectrum to be retained. If we are unable have these licenses perfected through the terms of these agreements or through other means of perfection, we would be at risk of losing these licenses and, accordingly, we would incur an additional asset impairment charge of $1.4 million, representing the remaining carrying value of these licenses.

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

On September 11, 2007, the FCC adopted an order mandating that wireless E911 location accuracy be measured on the public safety answering point (PSAP) level, but deferred effectiveness of the mandate for five years while requiring interim milestones. The FCC has since withdrawn that order and, on September 22, 2008, the FCC sought comments on a new proposal for E911 accuracy requirements for both handset-based and network-based technologies to achieve E911 accuracy compliance at the county-level. That proposal was filed by the Association of Public-Safety Communications Officials and the National Emergency Number Association, Verizon Wireless, Sprint Nextel Corporation, and AT&T.

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

Our decision not to participate at this time in the FCC’s new point-to-multipoint emergency alert capabilities program may result in increased churn or slower growth.

In 2006, Congress passed the Warning, Alert, and Response Network Act which required the FCC to adopt technical standards and procedures to enable alerting capability for CMRS providers that voluntarily elect to transmit emergency alerts. The FCC adopted such a program in April of 2008. Under the Warning, Alert, and Response Network Act, a CMRS carrier can elect not to participate in providing such alerting capability and we have made such an election not to participate at this time. As a result of our election not to participate, we may experience slower growth and higher churn if subscribers do not purchase our service or terminate service because we have elected not to provide this capability.

The licensing of additional spectrum by the FCC may adversely affect our ability to compete in providing wireless services.

The FCC, from time to time, auctions additional radio spectrum that may be suitable for services that compete, directly or indirectly, with our wireless offerings. For example, in August and September of 2006, the FCC auctioned an additional 90 MHz of radio spectrum for “Advanced Wireless Services” that can be used for services like our wireless offerings. In early 2008, the FCC conducted an auction of additional wireless service spectrum in the 700 MHz range. We participated in the 2006 auction but decided not to participate in the 2008 auction. We may participate in other future auctions in order to obtain spectrum necessary to increase the capacity of our systems or to allow us to offer new services. The auction of new spectrum may adversely impact our business by creating new competitors, enhancing the ability of our existing competitors to offer services we cannot offer, requiring us to expend additional funds to acquire spectrum necessary for continued growth, or restricting our growth because we cannot acquire additional necessary spectrum.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

As of December 31, 2008, 91% of our base stations were installed on leased cell site facilities, with 45% installed on facilities owned by American Tower and Crown Communications. A large portion of these cell sites are leased from a small number of large cell site companies, including American Tower and Crown Communications, pursuant to master agreements that govern the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all. If any of the cell site leasing companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

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

For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our integrated communications system. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. Some competitors, most notably Sprint Nextel, offer “push-to-talk.” We do not offer our customers a “push-to-talk” service. Competitors are also introducing LTE, a form of wireless broadband with significantly higher speeds than EV-DO. This technology will likely be introduced in 2010 in major metropolitan areas and may be introduced in our markets as well. Additionally, femtocells will likely be introduced in the near future. Femtocells are mini-cell sites that are portable and can be located in a home or office, thus improving wireless in-building coverage. They backhaul traffic over the users’ landline connection.

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

To accommodate next generation advanced wireless products such as “push-to-talk,” or data and streaming video at speeds significantly above that of EV-DO, we could be required to make significant technological changes to our network. We also may be required to purchase additional spectrum. We cannot assure you that we could make these technological changes or gain access to this spectrum at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with wireless carriers offering these new technologies.

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

All suppliers of our CDMA handsets license intellectual property from Qualcomm Incorporated (“Qualcomm”). Some of this Qualcomm intellectual property has been found to infringe on certain patents owned by Broadcom Corporation (“Broadcom”). The International Trade Commission (“ITC”) has found that Qualcomm infringes certain of Broadcom’s intellectual property, and a United States district court recently enjoined Qualcomm from further infringement of other patents and from certain other activities. Although that injunction was effective immediately, the ruling contained a sunset provision for certain Qualcomm products, which was due to expire on January 31, 2009, that provided time for Qualcomm to modify its infringing products to avoid infringement.

On October 14, 2008, the U.S Court of Appeals vacated and remanded the ITC’s order that barred importation of devices that include the Qualcomm chips.

Wireline Telecommunications

Our rural local telephone company subsidiaries face substantial competition from competitors that are less heavily regulated than we are, which could increase our expenses or force us to lower prices, causing our revenues and operating results to decline.

As the rural local telephone companies for the western Virginia communities of Waynesboro, Clifton Forge, Covington and portions of Botetourt and Augusta Counties, Virginia, we currently compete with a number of different providers, many of which are unregulated or less heavily regulated than we are. Our rural telephone company subsidiaries qualify as rural local telephone companies under the Telecommunications Act and are, therefore, exempt from many of the most burdensome obligations to facilitate the development of competition, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Telecommunications Act places on larger carriers. Nevertheless, our rural telephone company subsidiaries face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers. For example, wireless providers continue to increase their market share and pose a significant competitive risk to our business. A significant competitive development in 2006 was the acquisition by Comcast of the cable television markets in our service area previously served by Adelphia Communications Corporation. Comcast has introduced wireline digital voice services to its cable customers in Charlottesville and other Virginia markets, including in Waynesboro and Augusta County in May 2008, and it may offer these services in our Botetourt County service area in the future. Shenandoah Telecommunications Company purchased the cable property overlapping our RLEC territory in Clifton Forge and Covington, Virginia. We believe it is likely that Shenandoah will began providing digital voice and data services to its customers in these markets in the future.

Cable providers have had significant success in other markets offering wireline voice services and, accordingly, this development could significantly harm our business.

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

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, customer migration to broadband internet service from dial-up internet service (resulting in a disconnection of “second lines”), wireless competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of 2,403 access lines in the year ended December 31, 2008, or 5.5% of our access lines served at the end of 2007. A continued net loss of access lines would impact our revenues and operating results.

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

For the year ended December 31, 2008, approximately $36.2 million of our rural telephone company subsidiaries’ revenues came from network access charges, which are paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us. The amount of access charge revenues that we receive is based on rates set by the FCC for interstate long distance calls and the SCC for intrastate long distance calls. Such access rates are subject to change. Our federal access charges are periodically reset by the FCC and on July 1, 2009, will be subject to a biennial reset (reduction). The SCC could conduct an access reform proceeding or rate cases and earnings reviews, all of which could result in rate changes.

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has an active proceeding addressing access and other intercarrier payments, which reduce the revenues we receive from other carriers. On November 5, 2008, the Federal Communications Commission adopted a Further Notice of Proposed Rulemaking (“November 5th Further Notice”) requesting comment on three alternative proposals for reform of the Universal Service Fund (“USF”) and the intercarrier compensation rules, including both federal and state access charges. It is uncertain whether the FCC will ultimately adopt any of the three proposed plans and what matters will be addressed in any plan that is ultimately adopted. Intercarrier compensation reform could result in significant decreases in the access charge revenues received by our rural telephone companies. While we expect that the FCC would allow these changes to occur over some transition period and would permit our rural telephone companies to offset the impact of reduced revenues with increased subscriber line charges and USF payments, it is unknown whether all or only a portion of the access revenues would be so recovered.

On September 28, 2007, the Virginia SCC issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charge or the intrastate switched access charge of the ILEC (or the average of all ILECs) providing service in the territory served by the CLEC. The cap took effect at the end of a transition period that began on December 1, 2007 and ended on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on January 1, 2008 and then again March 31, 2008. These lower rates reduced our CLEC access revenues by a total of $1.2 million in 2008. On April 25, 2008, Verizon filed a petition with the West Virginia Public Service Commission asking that a similar cap on intrastate CLEC access charges be adopted in West Virginia. On October 1, 2008, the Staff of the West Virginia Commission filed in support of Verizon’s request and the Administrative Law Judge’s decision is due by March 4, 2009. It is likely that the West Virginia Commission will adopt the staff’s recommendation. While this could have a significant impact to our long-term revenue growth potential in WV, it is not expected to have a material impact to our existing revenue stream. If, in a future proceeding, the SCC were to reduce the level of switched access charges that could be billed by our RLECs, such a reduction could have a significant adverse financial effect on our RLECs depending on the amount of the reduction. The SCC is currently considering a January 2009 recommendation by an SCC Hearing Examiner that Embarq be required to lower its intrastate access rates. An SCC order to reduce these rates would not impact the rates charged by our RLECs.

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

For the year ended December 31, 2008, we received approximately $4.4 million in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. The FCC is examining its Universal Service Fund rules and may change the amount of Universal Service Fund support available to carriers. The FCC may change its rules and reduce the amount of funding ultimately available to our rural telephone company subsidiaries as noted above. There can be no assurance that we will continue to receive the current level of Universal Service Fund revenues in the future. Loss of Universal Service Fund revenues could adversely affect our operating results.

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

In December 2004, Congress suspended the application of a law called the Antideficiency Act to the Universal Service Fund until December 31, 2005 and has repeatedly extended this exemption. The most recent exemption expired on December 31, 2008 and Congress is currently considering legislation to permanently exempt the Universal Service Fund from the Antideficiency Act. The Antideficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the Universal Service Fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Antideficiency Act would apply to payments to our rural telephone company subsidiaries. If Congress does not continue to extend the exemption, the Universal Service Fund support may be delayed or reduced in the future, or contributors to the fund, including us, could see their contribution obligations rise significantly.

Our CLEC operations face substantial competition and uncertainty relating to their interconnection agreements with the ILEC networks covering the CLEC markets we serve.

Our CLEC operations compete primarily with ILECs, including Verizon (including Verizon Business) and Embarq, and, to a lesser extent, other CLECs, including Level 3, Fibernet, PAETEC and Cox. We will continue to face competition from other current and future market entrants.

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

A significant portion of our dial-up internet customer base has transitioned to broadband services. We expect this trend to continue. Where we offer incumbent local exchange service or, to some extent, CLEC services, we have been able to maintain service to some of these customers through DSL services or service bundles. In those areas of our internet coverage area where we provide neither incumbent local exchange service nor CLEC service, we have been unable to retain dial-up internet customers who migrate to broadband services. In 2008 we experienced a 27.3% loss in the number of dial-up internet customers from 2007. Our dial-up internet service revenues for the year ended December 31, 2008 decreased to approximately $3.0 million from approximately $3.8 million for the year ended December 31, 2007.

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

General Matters

We may require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to build out and operate our planned networks, we may experience a material adverse effect on our business.

We require additional capital to build out and operate our wireless and wireline networks and for general working capital needs. Our aggregate capital expenditures for 2008 were $132.5 million, of which approximately $37 million represented incremental capital expenditures related to our network upgrade to EV-DO.

We expect our aggregate capital expenditures for 2009 to be in the range of $111 million to $119 million, including incremental capital expenditures for an upgrade to our wireless network relating to EV-DO. We expect our aggregate incremental capital expenditures for 2007 through 2009 for the upgrade to EV-DO in all of our markets to be approximately $65 million, of which $62 million was spent in 2007 and 2008 and the remainder of approximately $3 million is expected to be spent in 2009. Furthermore, because of our intensely competitive market, we may be required, including under the terms of the Strategic Network Alliance, to expand the technical requirements of our wireless or wireline network or to build out additional areas within our territories that could result in increased capital expenditures. Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Alcatel-Lucent, who is the exclusive provider of the equipment for our EV-DO upgrade, Cisco Systems, Inc. and others. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

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

Our current pre-pay billing vendor, Verisign, plans to exit the billing services business. We have a contract with Verisign through the end of the year 2009 that will allow us to transition our billing services to a third party. We have contracted with Convergys Information Management Group Inc for pre-pay billing services and are in the process of transitioning to Convergys. If we are unable to transition our billing services to Convergys before the end of the transition period with Verisign, we may not be able to bill our pre-pay customers and we may experience increased churn among our pre-pay customers.

If or when we lose a member or members of our senior management, our business may be adversely affected.

The success of our business is largely dependent on our executive officers, as well as on our ability to attract and retain other highly qualified technical and management personnel. Carl A. Rosberg announced his retirement effective in early 2009 and resigned as President-Wireless as of December 31, 2008 and Francis C. Guido, Executive Vice President, assumed the duties of President of Wireless Operations on January 1, 2009. Additionally, James A. Hyde will join the Company as President and Chief Operating Officer in March 2009. We intend for Mr. Hyde to succeed James S. Quarforth as Chief Executive Officer upon Mr. Quarforth’s eventual retirement.

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

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors. Events and factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly and annual operating results;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	conditions or trends in our industry or regulatory changes;

•	conditions, trends or changes in the securities marketplace, including trading volumes;

•	adverse changes in economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in general conditions in the United States and global economy, including those resulting from war, incidents of terrorism or responses to such events;

•	loss of one or more significant customers, including Sprint Nextel;

•	sales of large blocks of our common stock;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle”, continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2008, Quadrangle beneficially owned 11,306,102 shares of our common stock, or 26.8% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, Quadrangle continues to have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

Our stock price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

We have granted certain of our stockholders, including the Quadrangle Entities, the right to require us to register their shares of our common stock, representing approximately 12.1 million shares of our common stock. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

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

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	CLEC POP	2,500
Waynesboro, VA	Retail Store	4,000
Richmond, VA	Wireless Switch Building	4,608
Norfolk, VA	Wireless Switch Building	4,970
Troutville, VA	Wireline Switch and Video Headend Building	11,400
Clifton Forge, VA	Wireline Switch Building	12,000
Covington, VA	Wireline Service Center	13,000
Waynesboro, VA	Wireless Switch Building	15,000
Clifton Forge, VA	Call Center Building (leased to third party)	15,620
Waynesboro, VA	Wireline Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Wireline Switch Building	30,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Wireline Switch Building	33,920
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Corporate Support Building	51,000
Daleville, VA	Wireline Service Center	9,400

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

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “NTLS” since February 9, 2006. Prior to that time, there was no established public trading market for our common stock. On February 23, 2009, the last reported sale price for our common stock was $19.09 per share.

The following tables set forth the high and low prices per share of our common stock and the cash dividends declared per common share for the four quarters in each of 2007 and 2008, which correspond to our quarterly fiscal periods for financial reporting purposes:

	2007
	Stock Price per Share		Cash Dividends Declared per Common Share
	High	Low
First Quarter	$20.59	$16.60	$0.15
Second Quarter	$27.97	$18.75	$—
Third Quarter	$30.60	$23.30	$0.15
Fourth Quarter	$33.02	$25.01	$0.21

	2008
	Stock Price per Share		Cash Dividends Declared per Common Share
	High	Low
First Quarter	$30.36	$18.47	$0.21
Second Quarter	$29.53	$23.30	$0.21
Third Quarter	$32.10	$22.94	$0.21
Fourth Quarter	$27.95	$18.07	$0.26

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from our initial public offering on February 8, 2006 to December 31, 2008, as compared to the total return for the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on February 8, 2006 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

NTELOS, NASDAQ Stock Market

and Nasdaq Telecommunications Index

(02/8/06 - 12/31/08)

	February 8, 2006	December 31, 2006	December 31, 2007	December 31, 2008
NTELOS Holdings Corp.	$100	$149	$250	$215
NASDAQ Composite Index	$100	$107	$117	$70
NASDAQ Telecommunications Index	$100	$116	$127	$72

Holders

There were approximately 11,058 holders of our common stock on February 23, 2009.

Dividends/Dividend Policy

We intend to continue to pay regular quarterly dividends on our common stock. On February 26, 2009, we declared a dividend to be paid on April 13, 2009 to common stock shareholders of record on March 19, 2009 at a rate of $0.26 per share. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

	NTELOS Inc.		NTELOS Holdings Corp.
(In thousands)	Year Ended December 31, 2004	January 1, 2005 through May 1, 2005	January 14, 2005 (inception) through December 31, 2005(1)	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Consolidated Statements of Operations Data Operating Revenues	$343,310	$126,360	$265,859	$440,076	$500,394	$539,836

Operating Expenses
Cost of sales and services(2) (exclusive of items shown separately below)	112,339	40,470	85,403	146,429	161,344	172,615
Customer operations(2)	82,812	29,270	63,330	99,998	108,848	111,115
Corporate operations(2)	26,942	8,259	22,434	34,398	32,090	32,692
Depreciation and amortization	65,175	23,799	59,103	84,921	97,061	102,940
Gain on sale of assets	—	(8,742)	—	—	—	—
Accretion of asset retirement obligations	680	252	489	816	818	989
Capital and operational restructuring charges	798	15,403	183	—	—	—
Termination of advisory agreements(3)	—	—	—	12,941	—	—

	288,746	108,711	230,942	379,503	400,161	420,351

Operating Income	54,564	17,649	34,917	60,573	100,233	119,485
Other Income (Expenses)
Equity share of net loss from NTELOS Inc.	—	—	(1,213)	—	—	—
Interest expense	(15,740)	(10,839)	(34,338)	(59,850)	(43,021)	(32,417)
(Loss) gain on interest rate swap	—	(660)	4,780	(246)	(3,527)	(9,531)
Gain on sale of investment	—	—	—	1,723	—	—
Other income	455	270	1,595	2,833	3,146	1,498

	(15,285)	(11,229)	(29,176)	(55,540)	(43,402)	(40,450)

	39,279	6,420	5,741	5,033	56,831	79,035
Income Tax Expense	1,001	8,150	4,591	12,190	24,411	31,784

	38,278	(1,730)	1,150	(7,157)	32,420	47,251
Minority Interests in Losses (Earnings) of Subsidiaries	34	13	(52)	(28)	33	(48)

Net Income (Loss)	38,312	(1,717)	1,098	(7,185)	32,453	47,203
Dividend Distribution Preference on Class B Shares	—	—	—	(30,000)	—	—

Income (Loss) Applicable to Common Shares	$38,312	$(1,717)	$1,098	$(37,185)	$32,453	$47,203

Income (Loss) per Share – Basic(4)	N/M	N/M	$0.05	$(0.95)	$0.78	$1.12
Income (Loss) per Share – Diluted(4)	N/M	N/M	$0.05	$(0.95)	$0.77	$1.12
Cash Dividends Declared per Share – Common Stock(4)	N/M	N/M	N/M	$—	$0.51	$0.89

	NTELOS Inc.	NTELOS Holdings Corp.
(In thousands)	As of December 31, 2004	As of December 31, 2005	As of December 31, 2006	As of December 31, 2007	As of December 31, 2008
Balance Sheet Data:
Cash and cash equivalents	$34,187	$28,134	$44,180	$53,467	$65,692
Property and equipment, net	356,129	360,142	376,772	402,904	446,473
Total assets	620,457	895,843	900,847	918,488	948,231
Total debt	180,251	759,384	626,523	614,206	607,912
Total stockholders’ equity	$318,181	$1,098	$151,765	$171,340	$167,017

(1)

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

(2)

For NTELOS Holdings Corp., cost of sales and services, customer operations and corporate operations expense include $0.3 million, $0.4 million and $2.0 million, respectively, of non-cash compensation expense for the year ended December 31, 2008 ($2.7 million in the aggregate). For the year ended December 31, 2007, cost of sales and services, customer operations and corporate operations expense include $0.4 million, $0.6 million and $3.3 million, respectively, of non-cash compensation expense ($4.3 million in the aggregate). For the year ended December 31, 2006, cost of sales and services, customer operations and corporate operations expense include $1.1 million, $1.4 million and $10.7 million, respectively, of non-cash compensation expense ($13.2 million in the aggregate). For the period January 14, 2005 (inception) through December 31, 2005, cost of sales and services, customer operations and corporate operations expense include $0.3 million, $0.4 million and $3.0 million, respectively, of non-cash compensation expense ($3.7 million in the aggregate).

(3)

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

(4)	Periods designated as “N/M” indicate that the measure is not meaningful, as the capital structure under the predecessor company is not comparable to our current capital structure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that we operate under an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues have experienced a 13.6% compound annual growth rate from 2006 to 2008 and accounted for 77% of our total revenues in 2008. We hold digital PCS licenses to operate in 29 basic trading areas with a licensed population of approximately 8.9 million, and we have deployed a network using code division multiple access technology, or CDMA, in 21 basic trading areas which currently cover a total population of approximately 5.5 million potential subscribers. As of December 31, 2008, our wireless retail business had approximately 435,000 NTELOS-branded subscribers, representing a 7.9% penetration of our total covered population.

We have made significant investments in our wireless network since 2006, adding 286 new wireless cell sites and increasing our total cell sites to 1,183 by the end of 2008. These investments and other initiatives contributed to a 6.9% increase in subscribers in 2008.

We amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint Nextel CDMA wireless customers (see “Business – Wireless Business – Our Strategic Network Alliance with Sprint Nextel”). Under the terms of the Agreement, we are committed to upgrading our wireless network to Evolution-Data Optimized Revision A (“EV-DO”) in the territory covered by the Agreement. We expect our aggregate incremental capital expenditures for this upgrade to EV-DO in all of our markets to be approximately $65 million, of which $25 million was spent in 2007, $37 million was spent in 2008 and the remainder of approximately $3 million is expected to be spent in 2009. We met the 98% build-out completion target defined in the Strategic Network Alliance during the fourth quarter 2008, after which the monthly revenue minimum was increased from $8 million to $9 million. As of December 31, 2008, 833 (or 70%) of our total cell sites have been upgraded to EV-DO. For the year ended December 31, 2008, we realized wholesale revenues of $111.1 million, primarily related to the Strategic Network Alliance, representing an increase of 15.8% over 2007. In addition, this upgrade has helped increase retail data ARPU by $2.76, offsetting the downward pressure on voice ARPU.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural local exchange carriers (“RLECs”) under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of December 31, 2008, we operated approximately 41,100 RLEC telephone access lines. We also own a 2,200 route-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of December 31, 2008, we served customers with approximately 49,900 CLEC access line connections. We also offer DSL services in over 97% of our RLEC service area and as of December 31, 2008 we operated approximately 22,500 broadband access connections in our markets, representing an increase of 11.6% in 2008. The wireline Competitive segment strategic products (local phone services, broadband voice and data services and high-capacity network access and transport services) experienced revenue growth of 12.8% over 2007. In 2008 and 2007, our wireline operating income margins were 33.3% and 31.5%, respectively. Commencing in late 2007, we have been introducing NTELOS video in selected neighborhoods within our two RLEC service areas.

The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 250 all-digital channels and 43 high-definition channels. It is delivered via fiber-to-the-home which allows us to deliver video, local and long distance telephone services, plus Internet access at speeds up to 20 megabits per second. At December 31, 2008, we had approximately 1,000 video customers and passed 4,900 homes with fiber. Revenues from the broadband and video products are included in the Competitive wireline segment.

We were formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P., and certain of its affiliates, collectively “CVC”, and Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle”, for the purpose of acquiring NTELOS Inc. On January 18, 2005, we entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire the common stock of NTELOS Inc., making an initial investment on February 24, 2005. On May 2, 2005, we acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger at which time NTELOS Inc. became a wholly-owned subsidiary.

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. We received net proceeds from the offering of approximately $172.5 million which we used to make a termination payment of the advisory agreements with CVC and Quadrangle, redeem our Floating Rate Senior Notes in full, and the balance, combined with available cash, was used to pay a dividend on the Company’s Class B common. All Class B common stock was subsequently converted to common stock during 2006.

On April 4, 2007, in a secondary offering of our common stock, CVC and Quadrangle and certain of their affiliates sold an aggregate of 12,650,000 shares priced at $18.25 per share. This resulted in their combined ownership declining from 58% to approximately 27%. We did not receive any proceeds from the offering and our total shares outstanding did not change as a result of this offering. Direct costs of this offering, primarily legal, printing and accounting fees, totaled $0.6 million.

On September 25, 2007, Quadrangle agreed to acquire all of the shares of NTELOS common stock owned by CVC and certain affiliated limited partnerships. With this acquisition, private equity funds affiliated with Quadrangle own approximately 27% of our outstanding common stock.

We began paying cash dividends on our common stock during 2007. The board of directors declared cash dividends in the amount of $0.89 per share during 2008, which amounted to $37.5 million. The board of directors declared cash dividends in the amount of $0.51 per share during 2007, which amounted to $21.4 million.

We expect many of the factors which affected our results of operations in 2008 to continue into 2009. Additionally, the impact of overall economic conditions that we began to experience in the fourth quarter of 2008 is expected to continue into 2009.

In wireless, the current economic climate contributed to slower wireless subscriber growth and an increase in customer churn in 2008 and these trends are expected to continue in 2009. Additionally, postpay competition is expected to stiffen as the market gets closer to saturation. Competition with prepaid products also will likely intensify as more competitors target this segment as a means to sustain growth and increase market share. Average monthly revenues per handset/unit in service, or ARPU, from voice is expected to continue to decline due to competitive and economic conditions. However, we anticipate data ARPU will continue to grow and more than offset the decline in voice ARPU. Higher handset subsidy costs are expected in 2009 as compared to 2008 due to an expected higher mix of smart phones and air cards associated with the projected growth in data ARPU. Data ARPU and revenue are expected to grow due to the continued increase in penetration and usage escalating from our EV-DO deployment, however, this also will result in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. The network expenses will increase in 2009 due to having a full year of expenses related to EV-DO markets deployed during 2008 and to new EV-DO deployment in 2009. Capital expenditures associated with the EV-DO upgrade are expected to decrease as a large portion of that upgrade was completed in 2008.

Wireless wholesale revenue is expected to continue to grow for the first half of 2009 driven by growth in revenue from the Strategic Network Alliance with Sprint. However, effective July 1, 2009, one of the key rate elements will be reset and is expected to be reduced, the impact of which will likely result in total revenue from the Sprint agreement being billed at the $9 million monthly minimum for the balance of 2009.

Wireline revenue within the competitive segment is expected to continue to grow from our strategic products although the economy may have an adverse impact in 2009. Additionally, access line losses are expected to continue, impacted by continued cable competition and wireless substitution.

The swap agreement fair value was a $9.2 million liability at December 31, 2008. This liability will likely be reduced by December 31, 2009 as it approaches expiration in February 2010.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to Consolidated Financial Statements) to subscriber revenues used to calculate average monthly ARPU for the years ended December 31, 2008, 2007 and 2006.

(Dollars in thousands, other than average monthly ARPU data)	2008	2007	2006
Wireless communications revenues	$415,881	$377,761	$322,329
Less: equipment revenues from sales to new customers	(10,698)	(13,797)	(15,063)
Less: equipment revenues from sales to existing customers	(13,053)	(7,524)	(5,079)
Less: wholesale revenues	(111,115)	(95,976)	(77,747)
(Less) Plus: other revenues and adjustments	(348)	687	778

Wireless gross subscriber revenues	$280,667	$261,151	$225,218

Average number of subscribers	423,516	388,778	350,235
Total ARPU(1)	$55.23	$55.98	$53.59

Wireless gross subscriber revenues	$280,667	$261,151	$225,218
Less: wireless voice and other features revenues(2)	(242,924)	(239,385)	(213,824)

Wireless data revenues(2)	$37,743	$21,766	$11,394

Average number of subscribers	423,516	388,778	350,235
Total data ARPU(2)	$7.43	$4.67	$2.71

(1)	We entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU from the comparative twelve-month periods in 2007 and 2006. Historical periods will not be restated. The following table presents pro forma total ARPU had this arrangement been in effect for all periods presented:

	2008	2007	2006
Total ARPU – as reported	$55.23	$55.98	$53.59
Total ARPU – pro forma	54.67	53.66	51.14

Reduction	$0.56	$2.32	$2.45

(2)	In September of 2007, we launched a new prepay billing platform which enhanced product offerings to customers and allowed us to separately identify certain data revenues previously bundled into blended ARPU, and certain of the underlying plans were modified to offer data services. Accordingly, beginning in the fourth quarter of 2007, this revenue is included in data revenue. Additionally, beginning in the first quarter of 2008, an allocation of certain postpay bundled package revenues representing the portion relating to data was reclassified into data revenue. These items contributed to accelerated growth in data ARPU over 2007 and 2006.

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

•	depreciation and amortization, including depreciable long-lived property, plant and equipment, amortization of intangible assets where applicable and impairment charge on licenses not in service;

•	accretion of asset retirement obligations, or ARO; and,

•	termination of advisory agreements.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, other income, which includes interest income, and gain on sale of investments.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Minority Interests in Losses (Earnings) of Subsidiaries

Our minority interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to VeriSign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia. The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Given that the total of minority member contributions and cumulative operating results are negative during all periods reported, we recognize a credit to minority interest only to the extent of capital contributions from the 3% minority owners. No such contributions were made during the years ended December 31, 2008, 2007 or 2006.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Operating revenues increased $39.4 million, or 7.9%, from the year ended December 31, 2007 to the year ended December 31, 2008. Wireless PCS accounted for 96.6% of the increase, with growth occurring from subscriber revenues, wholesale revenues and equipment sales. Wireline contributed the remaining revenue increase primarily from growth in key strategic product revenues in the Competitive segment, partially offset by declines in other revenues from the Competitive segment and RLEC revenues.

Operating income increased $19.3 million over the comparative year, from $100.2 million for the year ended December 31, 2007 to $119.5 million for the year ended December 31, 2008. Operating margin increased from 20.0% for the year ended December 31, 2007 to 22.1% for the year ended December 31, 2008.

Net income increased $14.8 million over the comparative year. In addition to the $19.3 million increase in operating income, interest expense decreased $10.6 million. These changes, which served to increase net income, were partially offset by an increase in the loss on the fair value of swap instruments of $6.0 million and an increase in income tax expense of $7.4 million.

OPERATING REVENUES

The following table identifies our external operating revenues on a business segment basis for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		$ Variance	% Variance
Operating Revenues	2008	2007
(dollars in thousands)
Wireless PCS	$415,881	$377,761	$38,120	10.1%

Wireline
RLEC	59,518	61,458	(1,940)	(3.2)%
Competitive wireline	63,878	60,467	3,411	5.6%

Total wireline	123,396	121,925	1,471	1.2%

Other	559	708	(149)	(21.0)%

Total	$539,836	$500,394	$39,442	7.9%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $38.1 million from 2007 to 2008 due to an increase in our NTELOS-branded net subscriber revenue of $20.4 million, or 7.9%, a $15.1 million, or 15.8%, increase in wholesale and roaming revenues and an increase in equipment sales revenues of $2.4 million, or 11.4%.

The increase in subscriber revenue reflect increased postpay revenue of $14.3 million, or 7.5%, $8.0 million of which is from growth in data revenues. Underlying this 47.4% growth in data revenue was the technology upgrade to EV-DO (deployed to 70% of our cell sites by year-end), and an increased sales emphasis on smart phones and other data-centric handsets coupled with a richer array of data packages. The total data ARPU for all prepay and postpay products was $7.43 for 2008 compared to $4.67 for 2007, an increase of 59.1%. In addition to this APRU growth, the take rates on data packages and usage rates continues to rapidly expand. Growth in data ARPU has offset declines in voice rates resulting from economic and competitive pressure, leading to blended ARPU of $55.23 for 2008, 1.3% below blended ARPU of $55.98 for 2007. However, pro forma of the handset insurance reporting change (see footnote 1 to the ARPU reconciliation table above), blended ARPU increased 1.9% year over year, from $53.66 in 2007 to $54.67 in 2008. In addition to the data ARPU growth, total subscribers increased from 406,795 at December 31, 2007 to 435,008 at December 31, 2008, a 28,213, or 6.9%, net subscriber growth.

The year-over-year increase in wholesale and roaming revenues was driven by a $12.8 million, or 13.5%, increase in revenue from the Strategic Network Alliance. Additionally, roaming revenues from other carriers grew $2.4 million. Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint Nextel customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint Nextel who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint Nextel customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we added 117 cell sites within this wholesale service area in 2008, improving existing service and extending this coverage area.

On July 31, 2007, we entered into an Amended and Restated Resale Agreement (“Agreement”) with Sprint Spectrum L.P, which became effective as of July 1, 2007. The Agreement superseded and replaced the original 2004 Resale Agreement and extended the term of the original 2004 Resale Agreement, committed us to perform network upgrades and changed pricing structures, including the addition of revenue minimum guarantees. We met the 98% build-out completion target defined in the Agreement during the fourth quarter 2008, after which the monthly revenue minimum was increased from $8 million to $9 million.

The term extension noted above was four years over the 2004 Resale Agreement term, to July 31, 2015, subject to automatic three-year extensions unless certain notice provisions are exercised. The Agreement prohibits Sprint Nextel from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the Agreement territory until 18 months prior to end of the Agreement. The Agreement specifies a series of usage rates for various types of services. The voice rate pricing under the Agreement was fixed through July 1, 2008, at rates comparable to the rates in the 2004 Resale Agreement, but provides for greater volume discounts in the future to provide incentives for the migration of additional traffic onto the network. After July 1, 2008, the voice rates will be reset semi-annually based on Sprint Nextel’s voice revenue yield. Generally, the data rate pricing is lower under the Agreement compared to the rates agreed to in the 2004 Resale Agreement in recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of the network upgrade and to also provide incentives for the migration of additional traffic onto the network. Data rates for Sprint Nextel in-market home subscribers are on a per subscriber basis. The data rate for Sprint Nextel customers that are traveling through the territory covered by the Agreement and use the network are on a per kilobyte basis, reset quarterly beginning July 1, 2009. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint Nextel’s national wireless network at reciprocal rates as the Sprint Nextel travel rates. We estimate that the July 1, 2009 travel data rate reset will significantly decrease the rate currently in effect and will result in total revenue from this Agreement to be billed at the $9 million monthly minimum for the balance of 2009.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.5 million, or 1.2%, with revenues from strategic products increasing $5.9 million, or 12.8%, and revenues from RLEC and other revenues from the Competitive segment decreasing $1.9 million and $2.5 million, respectively.

•

RLEC Revenues. RLEC revenues, which include local service, network access, toll service, directory advertising and calling feature revenues from our RLEC customers, decreased 3.2% primarily due to the decrease in local service revenues and access revenues as a result of a 5.5% decrease in access lines, which is discussed in further detail below. Access lines totaled approximately 41,100 as of December 31, 2008 and 43,500 as of December 31, 2007. In addition to the impact from access line loss, the interstate access rate per minute declined more than 14% primarily attributable to a biennial reset of RLEC interstate access rates on July 1, 2007, impacting both end user access and tandem switching access. Also, National Exchange Carrier

Association (NECA) settlement rates declined, primarily related to the access line loss. Partially offsetting these factors was a 3.5% increase in carrier access minutes due primarily to growth in usage by wireless carriers. Our interstate access rates will be subject to a biennial reset (reduction) on July 1, 2009.

The access line loss noted above is reflective of residential wireless substitution, second line losses and the introduction of competitive voice service offerings from Comcast, which commenced in May 2008 in one of our three RLEC markets. We expect that this competition will primarily be for residential customers. We expect to encounter additional voice competition from Comcast and Rapid Communications, now owned by Shenandoah Telecommunications Company, in 2009. We project our access line loss percent in 2009 will be similar to that of 2008.

•

Competitive Wireline Revenues. Competitive wireline revenue for 2008 increased $3.4 million over 2007, with the growth in strategic products being offset by the decline in other revenues as noted above. Strategic product revenues are comprised of local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services. Broadband voice and data services include broadband over fiber, dedicated internet access, DSL, integrated access and Metro Ethernet. Revenues from these services increased $3.4 million, or 21.4%. Additionally, revenues from private line, carrier access and transport services increased $1.9 million, or 12.4%. Dial-up internet customers continue to decline, resulting in a revenue decline of $0.8 million, to $3.0 million for 2008, and switched access, reciprocal compensation and other miscellaneous revenue declined $1.9 million, to $4.0 million for 2008.

On September 28, 2007, the Virginia State Corporation Commission issued a final order in a rulemaking docket that capped CLECs’ intrastate switched access charges, including the access charges of our CLECs, at the higher of the CLEC’s interstate switched access charges or the intrastate switched access charges of the ILEC (or the average of all ILECs) providing service in the geographic area served by the CLEC. The cap took effect at the end of a transition period that began on December 1, 2007 and ended on March 31, 2008. As part of that transition, we reduced our CLEC access rates effective on December 1, 2007 and again on April 1, 2008. These lower rates reduced our CLEC access revenues by a total of $1.2 million in 2008.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		$ Variance	% Variance
Operating Expenses	2008	2007
(dollars in thousands)
Wireless PCS	$252,499	$235,575	$16,924	7.2%

Wireline
RLEC	15,793	17,033	(1,240)	(7.3)%
Competitive wireline	38,567	39,561	(994)	(2.5)%

Total wireline	54,360	56,594	(2,234)	(3.9)%

Other	5,853	5,215	638	12.2%

Operating expenses, before non-cash compensation charges, voluntary early retirement plan charges, secondary offering costs, depreciation and amortization and accretion of asset retirement obligations	312,712	297,384	15,328	5.2%
Non-cash compensation	2,729	4,328	(1,599)	(36.9)%
Voluntary early retirement charges	981	—	981	N/M
Secondary offering costs	—	570	(570)	100.0%
Depreciation and amortization	102,940	97,061	5,879	6.1%
Accretion of asset retirement obligations	989	818	171	20.9%

Total operating expenses	$420,351	$400,161	$20,190	5.0%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before non-cash compensation charges, voluntary early retirement plan charges, secondary offering costs, depreciation and amortization and accretion of asset retirement obligations:

•

Wireless Communications – Of the increase in wireless communications operating expenses noted in the table above, variable cost of sales and services (“COS”) accounted for $4.4 million due primarily to the increase in sales to existing subscribers that upgrade and extend their contract period. This was more prolific in 2008 due to the increase in selection of smart phones and other data-centric handsets coupled with more data product offerings and capabilities. Also, we entered into a new handset insurance contract whereby we sold $1.2 million of equipment to the insurance provider. Increases in roaming and data COS were partially offset by a reduction in handset insurance COS related to the April 1, 2008 reporting change discussed in the Other Overview Discussion section above.

We expect continued growth in COS expenses as our customer base grows, sales of national plans increase, sales of smart phones continue to represent a significantly higher percentage of total sales than in the prior year and usage of data features increases.

The remaining operating expense increase in wireless communications over the comparative period was due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $6.1 million year over year related to additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, and a 15.6% increase in the number of cell sites as of December 31, 2008 over December 31, 2007. Finally, customer retention and advertising expense increased $1.0 million year over year and operating taxes and regulatory fees increased a total of $3.7 million (see further discussion below under corporate operations expenses).

•

Wireline Communications – The decrease in wireline operating expenses noted in the table above is partially attributable to a $0.6 million decrease in bad debt expense from 2007 primarily due to improved accounts receivable turnover and aging. Also, compensation expenses decreased $0.7 million, most of which is attributable to savings realized during the second half of 2008 related to the voluntary early retirement plan described below, and a $1.0 million decrease in allocated corporate expenses as a result of an increased percentage of corporate expenses attributable to the significantly faster growing wireless segment. Finally, network access and other network related expenses were flat year over year due to ongoing network grooming and shifting of traffic to our network versus leased network facilities.

•

Other – The increase in other operating expenses is primarily attributable to unallocated accounting and other professional services performed in early 2008 associated with the year-end 2007 professional expenses related to our first year of compliance with section 404 of the Sarbanes-Oxley Act and executive recruiting expenses.

COST OF SALES AND SERVICES—Cost of sales and services increased $11.3 million, or 7.0%, from 2007 to 2008. As discussed above, wireless variable cost of sales and services increased $4.4 million year over year and cell site and network access expenses increased $6.1 million related to cell site expansion and the capacity increase related to the network upgrade to EV-DO. The portion of this increase related to the EV-DO upgrade ($3.5 million) results in our adding additional access expenses for every cell site upgraded.

Equipment cost of sales increased $4.3 million in 2008 over 2007 due to the increase in subscriber additions, the increase in exchanges and sales to existing customers, and the increase in handset sales to our handset insurance provider. Roaming COS increased $5.0 million year over year primarily to an increased mix of national plans and other plans which contain more roaming minutes, partially offset by in-network roaming savings related to continued cell site expansion. The percentage of subscribers with a national plan increased from 32.8% as of December 31, 2007 to 35.9% as of December 31, 2008. Data COS increased $1.1 million in 2008 over 2007 consistent with increased data usage and revenues. These and other increases in wireless cost of sales and services were offset by an $8.2 million decrease in handset insurance cost of sales from 2007 primarily related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above).

As noted above, wireline network access and other network related expenses were flat due to improved utilization, efficiency and on-network traffic. This is a result of grooming provision configuration enhanced by our commitment over the last three years to invest in our network to move traffic from leased to owned facilities and in improve margins and control service quality.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $2.3 million, or 2.1%, from 2007 to 2008. Wireless retention and advertising expenses increased $1.0 million related to an increase in promotional pricing needed to combat the increase in competitive and economic pressures experienced in 2008. Compensation and benefits expenses increased $2.2 million associated with inflationary growth in wages and an increase in personnel to support subscriber growth. The remaining increases in 2008 over 2007 primarily relate to contracted services, rent expense, postage and our phonebook directory. Offsetting these increases were decreases in bad debt expense of $1.2 million due to improvement in accounts receivable aging and collections forecasts at December 31, 2008 versus the prior year-end. Also, wireless selling expenses decreased $1.1 million due to the decrease in sales through the higher-cost third-party agent channel.

CORPORATE OPERATIONS EXPENSES— Corporate operations expenses increased $0.6 million, or 1.9%, from 2007 to 2008. The results for 2008 contain $1.0 million of charges related to a voluntary early retirement plan offered to a select number of wireline employees. These charges primarily represent an enhanced pension benefit offered to the 22 employees who accepted the early retirement offer. Regulatory fees increased $0.9 million and operating taxes increased $2.9 million. In 2007, we resolved a tax dispute which resulted in a $1.2 million operating tax recovery related to a favorable ruling from tax authorities. Additionally, in 2007 we resolved other operating tax matters which favorably impacted 2007 operating tax expense. Finally, 2008 operating taxes increased related to the increase in assets and revenues and other items which are the basis from which these taxes are calculated. Offsetting these increases was a decrease of $0.6 million relating to legal, accounting and other expenses associated with the secondary stock offering completed in the first quarter of 2007, a $2.6 million decrease in compensation expense due to a decrease in performance-based compensation expense and a $1.3 million decrease in non-cash compensation. Non-cash compensation expense decreased as a result of the final vesting of the majority of our former Class A shares in the second quarter of 2008 (Note 8).

DEPRECIATION AND AMORTIZATION EXPENSES— Depreciation and amortization expenses increased $5.9 million, or 6.1%, from 2007 to 2008. This increase is primarily attributable to an increase in accelerated depreciation of $3.5 million related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated related to the EV-DO upgrade discussed below and a $1.4 million impairment charge recorded in 2008 related to certain C block PCS spectrum. The spectrum impairment charge reflects the reduction in value of the remaining C block PCS spectrum not in service in two markets to their current estimated net realizable value. In addition to this, normal depreciation increased $2.6 million due to the $97.8 million increase in the average depreciable base, with significant investments in property, plant and equipment during 2007 and 2008, as further discussed in the liquidity and capital resource section below. Partially offsetting this was a $1.7 million year over year decrease in amortization expense related to the change in the remaining useful life of the intangible asset associated with the Strategic Network Alliance with Sprint Nextel due to the extension of the contract period-end to July 2015.

As discussed above in the “wireless communications revenue” section, we have upgraded a majority of our coverage areas with EV-DO. During 2007 and 2008, we have recorded $18.3 million and $21.9 million, respectively, in accelerated depreciation primarily on the 3G-1xRTT assets as they have been disposed of or are planned for disposal prior to their previously planned useful lives. We expect to record approximately $4.5 million of additional accelerated depreciation in 2009.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased $0.2 million in 2008 over 2007 primarily due to cell site expansion.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $10.6 million, or 24.6%, from 2007 to 2008 due primarily to the precipitous drop in LIBOR rates and a lower debt balance due to $12.5 million of debt repayment during 2007 and $6.3 million of scheduled debt repayments in 2008.

Loss on interest rate swap instrument(s) increased $6.0 million from 2007 to 2008. In February 2008, NTELOS Inc. entered into a new, 18 month interest rate swap agreement which commenced in September 2008 to replace the previous interest rate swap. These swap agreements were not designated as interest rate hedge instruments for accounting purposes and, therefore, the changes in the fair value of the swap agreements were recorded as gain (loss) on interest rate swap. The $9.5 million loss on interest rate swap recorded in 2008 related primarily to the sharp downturn during the fourth quarter in projected LIBOR rates over the remaining life of the swap agreement. The $3.5 million loss recorded in 2007 was a result of the underlying instruments having a fair value of a $3.9 million asset at the end of 2006 compared to a fair value of a $0.3 million asset at December 31, 2007 (included in the securities and investments section of the Consolidated Balance Sheets). The current swap agreement had a fair value of a $9.2 million liability which is included in the long-term liabilities section of the Consolidated Balance Sheets.

Other income primarily relates to interest income from cash and cash equivalents. It declined $1.6 million from 2007 to 2008 due to significantly lower short-term investment interest rates partially offset by a higher average cash and cash equivalent balance in the current versus the prior year.

INCOME TAXES

Income tax expense for the year ended December 31, 2008 was $31.8 million, representing the statutory tax rate applied to pre-tax income and the effects of non-deductible, non-cash stock based compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash stock based compensation. The annual amounts of these charges based on equity-based awards outstanding as of December 31, 2008 are projected to be approximately $0.9 million in 2009. Income tax expense for the year ended December 31, 2007 was $24.4 million. The primary permanent differences relate to the effects of non-deductible, non-cash stock based compensation, state minimum taxes, and non-deductible secondary offering transaction costs.

We have unused net operating losses (“NOLs”) totaling $178.0 million as of December 31, 2008. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $152.6 million as follows: $9.2 million per year in 2009 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

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

OPERATING REVENUES

The following table identifies our external operating revenues on a business segment basis for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		$ Variance	% Variance
Operating Revenues	2007	2006
(dollars in thousands)
Wireless PCS	$377,761	$322,329	$55,432	17.2%

Wireline
RLEC	61,458	60,767	691	1.1%
Competitive wireline	60,467	56,158	4,309	7.7%

Total wireline	121,925	116,925	5,000	4.3%

Other	708	822	(114)	(13.9)%

Total	$500,394	$440,076	$60,318	13.7%

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

On July 31, 2007, we entered into an Amended and Restated Resale Agreement (“Agreement”) with Sprint Spectrum L.P, which became effective as of July 1, 2007. The Agreement supersedes and replaces the original 2004 Resale Agreement and extends the term of the original 2004 Resale Agreement, commits us to perform network upgrades and changes pricing structures, including the addition of revenue minimum guarantees as discussed in the 2008 revenue discussions above.

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

The access line loss noted above is reflective primarily of residential wireless substitution, second line losses and PBX displacement of Centrex lines. These line losses do not reflect the introduction of competitive voice service offerings, such as from cable companies or CLECs, in our markets.

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

As discussed in the 2008 revenue section above, intrastate switched access charges, including the access charges of our CLECs, were capped at the higher of the CLEC’s interstate switched access charges or the intrastate switched access charges of the ILEC (or the average of all ILECs) providing service in the geographic area served by the CLEC. The cap takes effect at the end of a transition period that began on December 1, 2007 and ends on March 31, 2008.

OPERATING EXPENSES

The following table identifies our operating expenses on a business segment basis, consistent with the table presenting operating revenues above, for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		$ Variance	% Variance
Operating Expenses	2007	2006
(dollars in thousands)
Wireless PCS	$235,575	$210,287	$25,288	12.0%

Wireline
RLEC	17,033	14,155	2,878	20.3%
Competitive wireline	39,561	37,723	1,838	4.9%

Total wireline	56,594	51,878	4,716	9.1%

Other	5,215	5,423	(208)	(3.8)%

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, termination of advisory agreements, secondary offering costs and non-cash compensation charges	297,384	267,588	29,796	11.1%
Non-cash compensation	4,328	13,237	(8,909)	(67.3)%
Termination of advisory agreements	—	12,941	(12,941)	(100)%
Secondary offering costs	570	—	570	N/M
Depreciation and amortization	97,061	84,921	12,140	14.3%
Accretion of asset retirement obligations	818	816	2	0.2%

Total operating expenses	$400,161	$379,503	$20,658	5.4%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before non-cash compensation charges, termination of advisory agreements, secondary offering costs, depreciation and amortization, and accretion of asset retirement obligations:

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

The remaining increase in cost of sales and services of $6.1 million, or 7.8%, is attributable to increased network related expenses. Partially offsetting the increase over the comparative periods was a decrease in non-cash compensation of $0.7 million related to the original Class A common stock and option instruments held by certain members of operations and engineering management.

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

TERMINATION OF ADVISORY AGREEMENTS—On February 13, 2006, commensurate with our IPO, we terminated the advisory agreements, paying a $12.9 million termination fee on that date.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $16.8 million, or 28.1%, over the comparative year due primarily to the repayment of the Floating Rate Notes in April 2006. Prior to their repayment, we recorded $5.3 million of interest on the Floating Rate Notes. Additionally, in the second quarter of 2006, we incurred $5.1 million and $1.3 million of interest charges related to the write-off of the high yield Floating Rate Notes deferred issuance costs and discount, respectively, when the Notes were repaid and a $2.3 million prepayment penalty recorded as an interest charge related to the second lien term loan repayment.

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

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2007 and 2008. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (Unaudited) (In thousands except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Operating Revenues
Wireless PCS operations	$91,592	$93,493	$96,152	$96,524	$101,913	$100,160	$104,805	$109,003
Wireline operations
RLEC	15,379	15,460	15,264	15,355	14,435	14,922	15,078	15,083
Competitive wireline	14,406	14,846	15,337	15,878	15,746	15,790	15,979	16,363

Wireline total	29,785	30,306	30,601	31,233	30,181	30,712	31,057	31,446
Other operations	198	171	178	161	155	143	123	138

Total Operating Revenues	121,575	123,970	126,931	127,918	132,249	131,015	135,985	140,587

Operating Expenses
Wireless PCS operations	56,731	57,498	58,921	62,425 (1)	61,989	58,718	63,285	68,507
Wireline operations
RLEC	4,067	4,366	4,247	4,353	3,850	3,884	4,009	4,050
Competitive wireline	9,567	9,795	9,972	10,227	9,294	9,413	9,920	9,940

Wireline total	13,634	14,161	14,219	14,580	13,144	13,297	13,929	13,990
Other operations	1,224	1,207	1,458	1,326	1,570	1,203	1,470	1,610

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, non-cash compensation, VERP charges and secondary offering fees	71,589	72,866	74,598	78,331	76,703	73,218	78,684	84,107
Depreciation and amortization	20,099	20,579	26,863	29,520	28,014	25,812	24,789	24,325
Accretion of asset retirement obligations	175	217	230	196	228	268	249	244
Non-cash compensation	1,019	1,096	1,094	1,119	1,160	713	434	422
VERP charges	—	—	—	—	—	975	6	—
Secondary offering fees	500	66	4	—	—	—	—	—

Total Operating Expenses	93,382	94,824	102,789	109,166	106,105	100,986	104,162	109,098

Operating Income	28,193	29,146	24,142	18,752	26,144	30,029	31,823	31,489
Other Income (Expenses)
Interest expense	(11,030)	(10,671)	(11,020)	(10,300)	(8,815)	(8,040)	(7,756)	(7,806)
(Loss) gain on interest rate swap	(928)	(455)	(1,265)	(879)	(3,179)	9,478	(2,403)	(13,427)
Other income	742	759	839	806	444	383	44	627

	(11,216)	(10,367)	(11,446)	(10,373)	(11,550)	1,821	(10,115)	(20,606)

	16,977	18,779	12,696	8,379	14,594	31,850	21,708	10,883
Income Tax Expense	7,222	7,958	5,180	4,051	6,055	12,565	8,714	4,450

	9,755	10,821	7,516	4,328	8,539	19,285	12,994	6,433
Minority Interests in Losses (Earnings) of Subsidiaries	4	—	35	(6)	(17)	(14)	(26)	9

Net Income	$9,759	$10,821	$7,551	$4,322	$8,522	$19,271	$12,968	$6,442

Basic and Diluted Earnings per Common Share:
Income per share - basic	$0.24	$0.26	$0.18	$0.10	$0.20	$0.46	$0.31	$0.15
Income per share - diluted	$0.23	$0.26	$0.18	$0.10	$0.20	$0.46	$0.31	$0.15
Weighted average shares outstanding - basic	41,185	41,464	41,630	41,661	41,670	41,960	42,137	42,150
Weighted average shares outstanding – diluted	42,212	42,304	42,361	42,377	42,232	42,291	42,313	42,296
Cash Dividends Declared per Share – Common Stock	$0.15	$—	$0.15	$0.21	$0.21	$0.21	$0.21	$0.26

(1)	Amount includes an operating tax recovery of $1.2 million related to a favorable ruling from tax authorities.

Liquidity and Capital Resources

For the years ended December 31, 2008 and 2007, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment.

As of December 31, 2008, we had $694.0 million in aggregate long term liabilities, consisting of $601.2 million in outstanding long-term debt ($607.9 million including the current portion) and $92.8 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. While we have received no indication that this would be the case at this time, continued volatility in the financial markets could restrict our ability to draw on the Revolving Credit Facility if any of the lenders, some of whom are large financial institutions, are unable to perform their obligations under this facility. If we were to borrow under our Revolving Credit Facility to obtain additional capital, we would be required to repay such borrowings by the February 24, 2010 expiration date of this facility.

Our blended interest rate on our long-term debt as of December 31, 2008 is 4.14%.

In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At December 31, 2008, the net present value of these future minimum lease payments was $1.4 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $6.3 million in 2009, $153.6 million in 2010 and $446.6 million in 2011.

We have a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to us. This restricted payment basket is increased by $6.5 million per quarter plus an additional amount annually for calculated excess cash flow above $26.0 million, based on the definition in the Credit Agreement, and is decreased by any actual restricted payments. Based on the results for the year ended December 31, 2008, the excess cash flow was below $26.0 million and thus did not affect the restricted payment basket. The restricted payment basket was $34.0 million and $43.4 million as of December 31, 2008 and 2007, respectively. Following the $11.0 million dividend declared on November 5, 2008 and paid on January 12, 2009, the restricted payment basket was further reduced to $23.0 million.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA (as defined under the Amended Credit Agreement) and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of December 31, 2008, we are in compliance with all of our debt covenants, and our ratios at December 31, 2008 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

Our ratios under the foregoing restrictive covenants as of December 31, 2008 are as follows:

	Actual	Covenant Requirement at December 31, 2008
Total debt outstanding to EBITDA	2.65	Not more than 4.75
Minimum interest coverage ratio	7.09	Not less than 2.50

During the year ended December 31, 2008, net cash provided by operating activities was approximately $185.3 million. Net income during this period was $47.2 million. We recognized $141.6 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $3.5 million. The principal changes in operating assets and liabilities from December 31, 2007 to December 31, 2008 were as follows: accounts receivable increased by $5.7 million due to increased revenues of 7.9% and increased accounts receivable aging on December 31 of the respective years; inventories and supplies increased $3.4 million driven by an increase in demand and thus inventory on hand of higher-priced handsets; other current assets decreased $0.5 million; income tax receivable decreased $11.8 million due primarily to the receipt of a $10.3 million tax refund (as discussed later in this section); accounts payable increased $0.1 million; and other current liabilities decreased $0.7 million. Retirement benefit payments for 2008 were approximately $6.2 million which includes a $5.4 million pension plan funding.

During 2008, the pension plan assets declined in value. Pension plan assets were valued at $41.9 million at December 31, 2007 and $29.1 million at December 31, 2008. We made a cash contribution to the pension plan of $5.4 million in March 2008. Payments to participants in 2008 did not change materially from 2007 payment levels. We expect to make cash contributions to the pension plan totaling $9.0 million in 2009. Net periodic benefit cost for 2009 is expected to increase to $4.6 million, from $2.9 million for 2008.

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

Our cash flows used in investing activities for the year ended December 31, 2008 were approximately $132.4 million used for the purchase of property and equipment comprised of (i) approximately $88.4 million related to our wireless business, including approximately $37.5 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $19.1 million of continued network coverage expansion and enhancements within our coverage area, approximately $23.0 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $8.8 million to maintain and support our existing networks and other business needs, (ii) approximately $35.1 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our Competitive wireline voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, an enhanced broadband service offering and an IPTV-based video service offering, and (iii) approximately $9.0 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

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

•	$4.5 million proceeds received from the liquidation of our investment in the Class C stock of RTB;

•	$0.4 million proceeds received from the sale of certain assets; and

•	$0.2 million proceeds received from the sale of MCI stock.

We currently expect capital expenditures for 2009 to be in the range of $111 million to $119 million, including incremental capital expenditures for an upgrade to our wireless network related to EV-DO. We expect that our capital expenditures associated with our wireless business in 2009 will be in the range of $62 million to $66 million, of which approximately $3 million represents incremental capital expenditures related to our network upgrade to EV-DO, $18 million to $19 million represents continued network coverage expansion and enhancements within our coverage area, $35 million to $38 million represents expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $6 million is targeted to maintain and support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2009 will be in the range of $31 million to $34 million, which is targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. In addition, we expect to invest approximately $11 million to $12 million for a new wireless prepay billing platform which will provide for increased functionality, and a web portal which will enhance the customer interface and allow for more online services. We expect to spend another $7 million for enhancements and upgrades to our other information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the year ended December 31, 2008 aggregated $40.7 million, which primarily represents the following:

•	$6.3 million in payments on our senior secured term loan;

•	a total of $35.4 million for common stock cash dividends ($0.84 per share in the aggregate) paid on January 10, 2008, April 11, 2008, July 11, 2008 and October 10, 2008; and

•	$1.0 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2007 aggregated $25.1 million, which primarily represents the following:

•	$12.5 million in payments on our senior secured term loan;

•	a total of $12.6 million for two common stock cash dividends ($0.15 per share) made on July 12, 2007 and October 11, 2007;

•	$0.9 million in debt issuance costs; and

•	$0.8 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2006 aggregated $2.8 million, which primarily represents the following:

•	$172.5 million in gross proceeds from the initial public offering of common stock;

•	$235.0 million in proceeds from the issuance of long-term debt;

•	$139.3 million used to pay off the high yield Floating Rate Notes and accrued interest;

•	$227.3 million used to retire the $225 million second lien credit facility and pay a $2.3 million prepayment penalty;

•	$30.0 million used for the payment of a dividend to the Class B stockholders;

•	$2.9 million used for the payment of debt and equity issuance costs;

•	$5.8 million in payments on senior secured term loans;

•	$0.2 million in excess tax benefits from share-based compensation;

•	$0.2 million net borrowings under capital leases and other debt instruments; and

•	$0.1 million in proceeds from the exercise of stock options and the issuance of stock through the Employee Stock Purchase Plan.

As of December 31, 2007, we had approximately $53.5 million in cash and cash equivalents and working capital (current assets minus current liabilities) of approximately $45.8 million. As of December 31, 2008, we had approximately $65.7 million in cash and working capital of approximately $53.6 million. Of the cash on hand on December 31, 2008, $62.4 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

During March 2008, we applied for an accelerated federal income tax refund, net of a portion of current year estimated tax, of $10.3 million pertaining to tax overpayments existing as of December 31, 2007. The refund was received on April 14, 2008.

In 2008, we paid dividends of $0.84 per share in the aggregate, totaling $35.4 million. We paid a dividend of $0.26 per share on January 12, 2009, which was declared on November 4, 2008 for stockholders of record on December 19, 2008 that totaled $11.0 million. On February 26, 2009, the board of directors declared a dividend to be paid on April 13, 2009 to shareholders of record on March 19, 2009 at a rate of $0.26 per share. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our current cash balances of $65.7 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures and cash dividend payments until December 31, 2010 (assuming we are able to refinance our long-term debt facility prior to December 31, 2010). Our projected capital expenditure levels in 2009 are $111 million to $119 million, substantial amounts of which are for cell site additions and fiber construction which are highly discretionary in nature. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. Additionally, on December 31, 2010, we have our first of four quarterly debt repayments of $153.6 million scheduled for payment which will require refinancing of our long-term debt facility prior to December 31, 2010.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due by Period(4)
(In thousands)	Total(2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1) (3)	$606,486	$6,288	$600,198	$—	$—
Capital lease obligations (3)	1,426	451	712	263	—
Operating lease obligations	94,215	26,190	35,263	17,391	15,371
Purchase obligations(5)	$31,539	$31,539	$—	$—	$—

(1)

Represents the first-lien term loan facility. See Note 4 to our audited consolidated financial statements contained in Part II, Item 8. of our Annual Report on Form 10-K contained herein. Regarding the amount due in two to three years, $153.6 million is due in 2010 and $446.6 million is due in 2011.

(2)

Excludes certain accumulated benefit obligation payments under our non-qualified pension plan made in connection with the acquisition of NTELOS Inc. See Note 11 to our audited consolidated financial statements contained in Part II, Item 8. of our Annual Report filed on Form 10-K contained herein.

(3)	Excludes interest.

(4)

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. As of December 31, 2008, we have recognized a liability of $3.6 million, including accrued interest. This amount is excluded from the amounts represented in the table as the timing of the settlement is not estimable.

(5)

We entered into a three year vendor agreement in the third quarter of 2007 to purchase approximately $88 million of network equipment, approximately $35 million of which was purchased in each of 2007 and 2008. Approximately $65 million of this $88 million represents incremental capital expenditures associated with our EV-DO technology upgrade, of which approximately $3 million remains to be spent as of December 31, 2008.

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

The Company earns revenue by providing access to and usage of its networks in both its wireline and wireless divisions. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are generally sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale.

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are recognized at the time the related wireless handset is sold based on the fact that the handsets are generally sold below cost and on the relative fair value evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements but are directly associated with the underlying service being provided over the applicable coverage period. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

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

Long-lived Asset Recovery

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. In 2007, the Company tested for impairment of its wireless segment assets in accordance with SFAS No. 144 based on the planned Evolution-Data Optimized Revision A (“EV-DO”) upgrade. No impairment existed then and the Company believes that no other impairment indicators existed between then and December 31, 2008 that would require it to perform further impairment testing.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

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

The Company has PCS radio spectrum licenses with a book value of $2.8 million in two markets where it is not currently providing service and which have build-out requirements in June 2009. The Company has executed a long term lease agreement and a license purchase agreement that establish the framework for assistance with meeting the build-out requirements in exchange for transferring a portion of each license. Therefore, the Company has recorded a $1.4 million impairment ($0.9 million after income tax) on these licenses, reflecting the reduction in value of the remaining PCS spectrum licenses not in service in these markets to their current estimated net realizable value. This impairment has been classified within depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2008.

Based on the Company’s evaluation of fair value of its other licenses not in service, as well as its licenses in service, all of which represent the Company’s indefinite-lived intangible assets, no impairment existed as of October 1, 2008. Additionally, the Company tested goodwill for impairment at October 1, 2008 and determined that it was not impaired. The Company reviewed the results of the testing for goodwill and licenses as of December 31, 2008 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2008.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (Pension Plan) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years. If plan assets are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent plan restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Also, NTELOS Inc. has nonqualified pension plans that are accounted for similar to its Pension Plan.

NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after April 1993 are not eligible for these benefits. The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

In accordance with the requirements of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), the Company began measuring these plans assets and liabilities on December 31 in 2008. Prior to 2008, the Company measured applicable assets and liabilities of these plans on September 30 of each year. The Company applied the measurement date provisions required by SFAS No. 158 for its Pension Plan, Other Postretirement Benefit plan and nonqualified pension plans in the first quarter of 2008. The Company elected to continue to use the measurements determined for the prior fiscal year-end reporting based on a September 30, 2007 measurement date to estimate the effects of the change and, accordingly, an adjustment was made to retained earnings for the portion of the net periodic benefit cost relating to the period between September 30, 2007 and December 31, 2007. The effects of this change are reported in the Consolidated Statement of Stockholders’ Equity.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 beginning on January 1, 2008. However, the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. The effect of adoption was immaterial to the Company and resulted in expanded disclosures regarding its interest rate swap.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP provides guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the impact of this FSP on its disclosure requirements for fiscal year 2009.

In November 2008, the FASB issued EITF 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in R&D activities. The consensus specifies that a defensive intangible asset should be accounted for as a separate unit of accounting and must be assigned a useful life in accordance with paragraph 11 of FASB Statement No. 142, Goodwill and Other Intangible Assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the guidance in EITF 08-7 for any defensive intangible assets acquired on or after January 1, 2009.

In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving these investments. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company currently has no investments accounted for under the equity method.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of December 31, 2008, $606.5 million was outstanding under the First Lien Term Loan. As of December 31, 2008, NTELOS Inc. had a leverage ratio of 2.65:1.00 and an interest coverage ratio of 7.09:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt in the form of capital leases totaling $1.4 million as of December 31, 2008.

We have a $600.0 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 4.91%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 1.44% as of December 31, 2008. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $600.0 million covered by the swap agreement ($6.5 million at December 31, 2008) and we could be exposed to loss if the counterparty to the swap agreement defaults. This swap agreement matures in March 2010.

During 2008, the counterparty to the interest rate swap experienced liquidity problems and in June 2008 merged with another prominent financial institution. We were notified that the swap was guaranteed and a formal legal novation occurred on November 6, 2008. The acquiring financial institution has a strong credit rating and, accordingly, we did not adjust the value of the swap asset for credit risk exposure.

At December 31, 2008, our financial assets included cash of $65.7 million, of which $64.2 million was invested in a money rate savings account. We invest cash not used in daily operations in a money market account held by a high credit quality financial institution that is available on demand. This account is subject to the FDIC insurance limit of $250,000. Other securities and investments totaled $0.8 million at December 31, 2008.

The following sensitivity analysis indicates the impact at December 31, 2008, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates or, in the case of the swap agreement, a one percent increase and a one percent decrease in the interest rates:

(In millions)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior credit facility	$606.5	$507.4	$520.6	$494.6
Capital lease obligations	1.4	1.4	1.6	1.3
Interest rate swaps	$(9.2)	$(9.2)	$(16.3)	$(2.2)

A ten percent increase or decrease in interest rates would result in a change of $5.6 million in interest expense for 2009, based on an assumption that the LIBOR rate at December 31, 2008 remained unchanged throughout 2009 and that $600 million of the Senior credit facility is covered by the swap agreement at a LIBOR rate of 2.66%.

Item 8.	Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2, 10 and 11 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2009

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands)	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$65,692	$53,467
Accounts receivable, net of allowance of $14,365 ($14,004 in 2007)	51,200	45,543
Inventories and supplies	11,107	7,693
Other receivables	2,809	4,184
Income tax receivable	718	11,753
Prepaid expenses and other	8,843	7,944

	140,369	130,584

Securities and Investments
Interest rate swap	—	347
Securities and investments	762	523

	762	870

Property, Plant and Equipment
Land and buildings	42,589	38,513
Network plant and equipment	567,466	458,874
Furniture, fixtures and other equipment	62,946	44,422

Total in service	673,001	541,809
Under construction	14,550	54,401

	687,551	596,210
Less accumulated depreciation	241,078	193,306

	446,473	402,904

Other Assets
Goodwill	118,448	127,637
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $48,899 ($37,149 in 2007)	74,151	85,901
Radio spectrum licenses in service	115,449	114,180
Radio spectrum licenses not in service	16,931	19,641
Deferred charges and other assets	3,648	4,771

	360,627	384,130

	$948,231	$918,488

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	December 31, 2008	December 31, 2007
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$6,739	$6,751
Accounts payable	31,645	31,525
Dividend payable	10,968	8,833
Advance billings and customer deposits	19,772	17,809
Accrued payroll	10,119	12,929
Accrued interest	290	70
Accrued operating taxes	3,439	3,067
Other accrued liabilities	3,787	3,836

	86,759	84,820

Long-term Liabilities
Long-term debt	601,173	607,455
Retirement benefits	55,613	27,860
Deferred income taxes	2,580	4,042
Interest rate swap	9,184	—
Other long-term liabilities	21,834	19,218
Income tax payable	3,595	3,325

	693,979	661,900

Minority Interests	476	428

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,184 shares issued and outstanding (42,063 in 2007)	422	421
Additional paid in capital	166,210	162,304
Retained earnings	15,823	6,603
Accumulated other comprehensive (loss) income	(15,438)	2,012

	167,017	171,340

	$948,231	$918,488

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

NTELOS Holdings Corp.

(In thousands except per share amounts)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Operating Revenues	$539,836	$500,394	$440,076
Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	172,615	161,344	146,429
Customer operations	111,115	108,848	99,998
Corporate operations	32,692	32,090	34,398
Depreciation and amortization	102,940	97,061	84,921
Accretion of asset retirement obligations	989	818	816
Termination of advisory agreements	—	—	12,941

	420,351	400,161	379,503

Operating Income	119,485	100,233	60,573
Other Income (Expenses)
Interest expense	(32,417)	(43,021)	(59,850)
Loss on interest rate swap	(9,531)	(3,527)	(246)
Gain on sale of investment	—	—	1,723
Other income, net	1,498	3,146	2,833

	(40,450)	(43,402)	(55,540)

	79,035	56,831	5,033
Income Tax Expense	31,784	24,411	12,190

	47,251	32,420	(7,157)
Minority Interests in (Earnings) Losses of Subsidiaries	(48)	33	(28)

Net Income (Loss)	47,203	32,453	(7,185)
Dividend distribution preference on Class B shares	—	—	(30,000)

Income (Loss) Applicable to Common Shares	$47,203	$32,453	$(37,185)

Basic and Diluted Earnings (Loss) per Common Share:
Income (Loss) per share – basic	$1.12	$0.78	$(0.95)
Income (Loss) per share – diluted	$1.12	$0.77	$(0.95)
Weighted average shares outstanding – basic	41,980	41,487	39,231
Weighted average shares outstanding – diluted	42,284	42,315	39,231
Cash Dividends Declared per Share – Common Stock	$0.89	$0.51	$—

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(In thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities
Net income (loss)	$47,203	$32,453	$(7,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	—	—	(1,723)
Depreciation	91,190	83,583	70,739
Amortization	11,750	13,478	14,182
Accretion of asset retirement obligations	989	818	816
Deferred income taxes	19,193	21,779	8,611
Loss on interest rate swap instrument	9,531	3,527	246
Interest paid-in-kind on the floating rate notes	—	—	677
Prepayment penalty from early debt repayment recorded in interest expense	—	—	2,250
Common stock and stock options non-cash compensation expense	2,729	4,328	13,237
Excess tax benefits from share-based compensation	(439)	(444)	(155)
Amortization and write-off of loan origination costs and debt discount	378	343	6,778
Retirement benefits and other	6,266	4,530	3,841
Changes in assets and liabilities from operations:
Increase in accounts receivable	(5,657)	(7,147)	(705)
Increase in inventories and supplies	(3,414)	(2,222)	(2,052)
Decrease (increase) in other current assets	476	(1,867)	(929)
Changes in income taxes	11,831	(11,551)	2,576
Increase (decrease) in accounts payable	120	6,316	(4,940)
(Decrease) increase in other current liabilities	(650)	2,902	(2,272)
Retirement benefit contributions and distributions	(6,151)	(6,887)	(6,962)

Net cash provided by operating activities	185,345	143,939	97,030

Cash flows from investing activities
Purchases of property, plant and equipment	(132,491)	(109,604)	(86,607)
Proceeds from sale of investments	—	—	4,648
Purchase of radio spectrum licenses	—	—	(2,295)
Other	51	7	464

Net cash used in investing activities	(132,440)	(109,597)	(83,790)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net	—	—	172,500
Proceeds from issuance of long-term debt	—	—	235,000
Payment of high yield notes	—	—	(139,257)
Loan repayment and prepayment penalty associated with early debt repayment	—	—	(227,250)
Repayments on senior secured term loans	(6,287)	(12,464)	(5,763)
Payment of dividend distribution preference to Class B stockholders	—	—	(30,000)
Cash dividends paid on common stock	(35,384)	(12,610)	—
Debt and equity issuance costs	—	(930)	(2,855)
Excess tax benefits from share-based compensation	439	444	155
Proceeds from stock option exercises and employee stock purchase plan	558	358	109
Other	(6)	147	167

Net cash (used in) provided by financing activities	(40,680)	(25,055)	2,806

Increase in cash and cash equivalents	12,225	9,287	16,046
Cash and cash equivalents:
Beginning of period	53,467	44,180	28,134

End of period	$65,692	$53,467	$44,180

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

NTELOS Holdings Corp.

(In thousands)	Shares			Class B	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common	Class L	Class B
Balance, December 31, 2005	—	11,364	—	$—	$—	$—	$1,098	$—	$1,098
Initial public offering of common stock, net of closing costs	15,375				154	169,610			169,764
Conversion of Class L shares, Class A non-substantive equity shares and Class L distribution preference to Class B shares		(11,364)	26,493	13,970					13,970
Class B common stock dividend distribution preference						(30,000)			(30,000)
Conversion of shares of Class B common stock to shares of common stock	26,493		(26,493)	(15,491)	265	15,226			—
Non-cash compensation				1,521		1,857			3,378
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises						155			155
Shares issued through the Employee Stock Purchase Plan and stock options exercised	97				1	108			109
Comprehensive Loss:
Net loss							(7,185)		(7,185)
Unrecognized gain from defined benefit plans, net of $304 of deferred income taxes								476	476

Balance, December 31, 2006	41,965	—	—	$—	$420	$156,956	$(6,087)	$476	$151,765

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

NTELOS Holdings Corp.

continued

(In thousands, except per share amounts)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2006	41,965	$420	$156,956	$(6,087)	$476	$151,765
Adjustment for the adoption of FASB Interpretation No. 48				1,680		1,680
Non-cash compensation			4,328			4,328
Expiration of former Class A common stock repurchase rights			219			219
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			444			444
Shares issued through the Employee Stock Purchase Plan and stock options exercised	98	1	357			358
Cash dividends declared ($0.51 per share)				(21,443)		(21,443)
Comprehensive Income:
Net income				32,453
Amortization of actuarial loss from a defined benefit plan, net of $36 of deferred income tax benefit					56
Unrecognized gain from defined benefit plans, net of $942 of deferred income taxes					1,480
Total Comprehensive Income						33,989

Balance, December 31, 2007	42,063	$421	$162,304	$6,603	$2,012	$171,340
Effects of changing the retirement plan measurement date pursuant to FASB Statement No. 158
Net periodic benefit cost for October 1 – December 31, 2007, net of $0.3 million of deferred income taxes				(464)	14	(450)
Non-cash compensation			2,729			2,729
Expiration of former Class A common stock repurchase rights			181			181
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			439			439
Restricted shares issued, shares issued through the Employee Stock Purchase Plan and stock options exercised	121	1	557			558
Cash dividends declared ($0.89 per share)				(37,519)		(37,519)
Comprehensive Income:
Net income				47,203
Unrecognized loss from defined benefit plans, net of $11.1 million of deferred income taxes					(17,464)
Total Comprehensive Income						29,739

Balance, December 31, 2008	42,184	$422	$166,210	$15,823	$(15,438)	$167,017

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

Holdings Corp. was formed in January 2005 by Citigroup Venture Capital Equity Partners, L.P. and certain of its affiliates, collectively “CVC,” and Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle,” for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. On May 2, 2005, the Company acquired all of NTELOS Inc.’s remaining common shares, warrants and vested options by means of a merger at which time NTELOS Inc. became a wholly-owned subsidiary of Holdings Corp.

During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. The Company received net proceeds from the offering of approximately $172.5 million which it used to make a termination payment of the advisory agreements with CVC and Quadrangle, redeem its Floating Rate Senior Notes in full, and the balance, combined with available cash, was used to pay a dividend on the Company’s Class B common stock. All Class B common stock was subsequently converted to common stock during 2006.

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

The Company earns revenue by providing access to and usage of its networks in both its wireline and wireless divisions. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are generally sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale.

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are recognized at the time the related wireless handset is sold based on the fact that the handsets are generally sold below cost and on the relative fair value evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements but are directly associated with the underlying service being provided over the applicable coverage period. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments in commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at December 31, 2008 has maintained a high rating by Standard & Poor’s and Moody’s.

At December 31, 2008, the Company did not have any cash equivalents. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at December 31, 2008 and 2007 was $64.2 million and $55.4 million, respectively. Total interest income related to cash and cash equivalents was $1.6 million, $3.2 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to ensure collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2008, 2007 and 2006 was $7.8 million, $8.9 million and $6.3 million, respectively. The Company’s allowance for doubtful accounts was $14.4 million, $14.0 million, and $11.4 million for the periods ending December 31, 2008, 2007 and 2006, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. In 2007, the Company tested for impairment of its wireless segment assets in accordance with SFAS No. 144 based on the planned Evolution-Data Optimized Revision A (“EV-DO”) upgrade. No impairment existed then and the Company believes that no other impairment indicators existed between then and December 31, 2008 that would require it to perform further impairment testing.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized with land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

During the year ended December 31, 2008, the Company recorded approximately $18.8 million of accelerated depreciation related to equipment scheduled to be replaced or redeployed in connection with the Company’s planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint Nextel”), and based on the Company’s plan to upgrade a substantial portion of its current service coverage areas outside its wholesale territory by 2009. The impact of this accelerated depreciation was a reduction of $18.8 million to income from continuing operations, a reduction of $11.5 million to net income and a reduction of $0.27 to basic and diluted earnings per share. The total net book value of the related equipment subject to early retirement was approximately $80 million as of August 1, 2007 and is approximately $28.6 million as of December 31, 2008.

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

The Company has PCS radio spectrum licenses with a book value of $2.8 million in two markets where it is not currently providing service and which have build-out requirements in June 2009. The Company has executed a long term lease agreement and a license purchase agreement that establish the framework for assistance with meeting the build-out requirements in exchange for transferring a portion of each license. Therefore, the Company has recorded a $1.4 million impairment ($0.9 million after income tax) on these licenses, reflecting the reduction in value of the remaining PCS spectrum licenses not in service in these markets to their current estimated net realizable value. This impairment has been classified within depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2008.

Based on the Company’s evaluation of fair value of its other licenses not in service, as well as its licenses in service, all of which represent the Company’s indefinite-lived intangible assets, no impairment existed as of October 1, 2008. Additionally, the Company tested goodwill for impairment at October 1, 2008 and determined that it was not impaired. The Company reviewed the results of the testing for goodwill and licenses as of December 31, 2008 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2008.

The following table presents the activity in goodwill for the year ended December 31, 2007 and 2008:

(In thousands)
Goodwill, December 31, 2006	$151,976
Section 382 deferred tax pre-acquisition adjustment	(23,853)
Other valuation adjustment	(486)

Goodwill, December 31, 2007	127,637
Section 382 deferred tax pre-acquisition adjustment (Note 10)	(9,279)
Other valuation adjustment	90

Goodwill, December 31, 2008	$118,448

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2008 and 2007, other intangibles were comprised of the following:

		2008		2007
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$113,400	$46,535	$113,400	$35,430
Trademarks	14 to 15 yrs.	9,650	2,364	9,650	1,719

Total		$123,050	$48,899	$123,050	$37,149

The Company amortizes its definite-lived intangible assets using the straight-line method. Amortization expense for the year ended December 31, 2008, 2007 and 2006 was $11.8 million, $13.5 million and $14.2 million, respectively.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2009	$10,750	$645	$11,395
2010	10,750	645	11,395
2011	10,750	645	11,395
2012	10,093	645	10,738
2013	$9,764	$645	$10,409

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time an asset is acquired where a legal obligation to retire the asset exits. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

The Company enters into long-term leasing arrangements primarily for tower sites and retail store locations in its wireless segment. Additionally, in its wireline operations, the Company enters into various facility co-location agreements and is subject to locality franchise ordinances. In both cases, the Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

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

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities:

(In thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007
Asset retirement obligations, beginning	$10,948	$9,843
Additional asset retirement obligations recorded, net	880	287
Accretion of asset retirement obligations	989	818

Asset retirement obligations, ending	$12,817	$10,948

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

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within Customer Operations expenses in the Consolidated Statement of Operations). Advertising expense for the year ended December 31, 2008, 2007 and 2006 was $12.6 million, $12.5 million and $12.3 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (Pension Plan) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years. If plan assets are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent plan restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Also, NTELOS Inc. has nonqualified pension plans that are accounted for similar to its Pension Plan.

NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. Employees hired after April 1993 are not eligible for these benefits. The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

In accordance with the requirements of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), the Company began measuring these plans assets and liabilities on December 31 in 2008. Prior to 2008, the Company measured applicable assets and liabilities of these plans on September 30 of each year. The Company applied the measurement date provisions required by SFAS No. 158 for its Pension Plan, Other Postretirement Benefit plan and nonqualified pension plans in the first quarter of 2008. The Company elected to continue to use the measurements determined for the prior fiscal year-end reporting based on a September 30, 2007 measurement date to estimate the effects of the change and, accordingly, an adjustment was made to retained earnings for the portion of the net periodic benefit cost relating to the period between September 30, 2007 and December 31, 2007. The effects of this change are reported in the Consolidated Statement of Stockholders’ Equity.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service.

Operating Leases

The Company has operating leases for administrative office space, retail space, tower space, and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The Company’s minimum lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. The Company’s cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with up to 5 renewal options of 5 years each. Leasehold improvements are depreciated over the shorter of the assets useful life or the lease term, including renewal option periods that are reasonably assured.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively.

Share-based Compensation

The Company accounts for share-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.

The fair value of the common stock options granted in 2008, 2007 and 2006 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 9).

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2008, 2007 and 2006 (Note 9) was allocated as follows:

(In thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of sales and services	$277	$403	$1,087
Customer operations	458	603	1,448
Corporate operations	1,994	3,322	10,702

Share-based compensation expense	$2,729	$4,328	$13,237

Earnings (Loss) Per Common Share

Earnings per share is calculated based on the relative terms of the underlying stock agreements and, therefore, the weighted average share counts have been adjusted to reflect the series of conversions and the split which occurred commensurate with the IPO in 2006.

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

The Company measures all derivatives at fair value based on information provided by the counterparty which the Company corroborates with third party information and recognizes them as either assets or liabilities on the Company’s consolidated balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 6).

Derivatives and Hedging Activities

The Company adopted FASB Statement No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. The Company accounts for its interest rate swap instrument outstanding on December 31, 2008 under the provisions of SFAS No. 133 which requires that this instrument be recorded at fair value on its Consolidated Balance Sheets. The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve and considered credit worthiness of the counterparty in assessing fair value. The Company’s valuation techniques for this instrument are considered to be level two fair value measurements within the SFAS No. 157 fair value hierarchy. The fair value determined at December 31, 2008 was a liability of $9.2 million.

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services, as described below.

Wireless PCS: The Company’s wireless PCS business carries digital phones and services, marketed in retail stores, telesales, on-line at www.ntelos.com and business-to-business channels throughout much of Virginia and West Virginia. The Company’s wireless PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a populated area of 3.5 million people primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The region was added in July 2000 from the PrimeCo VA acquisition. The Virginia West market currently serves a populated area of 2.3 million people in central and western Virginia primarily through the Virginia PCS Alliance, L.C. (“VA Alliance”), a 97% majority owned Limited Liability Company. The West Virginia market is served by West Virginia PCS Alliance, L.C. (“WV Alliance”), a wholly owned Limited Liability Company, and currently covers a populated area of 1.8 million people primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a populated area of approximately 1.3 million people.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a Strategic Network Alliance with Sprint Nextel, which West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and NTELOS Inc. entered into in June 2004 and which was amended in July 2007. Revenue from this wholesale service agreement for the year ended December 31, 2008, 2007 and 2006 was $107.5 million, $94.8 million and $76.7 million, respectively.

RLEC: The Company has two RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. Principal products offered by this segment are local wireline telephone service, which includes advanced calling features, network access, long distance toll and directory advertising. In the third quarter of 2007, the Company began to offer video services within its RLEC market via fiber to the home. Fiber to the home allows the Company to deliver video and Internet access at speeds up to 20 megabits per second in addition to providing local and long distance telephone service. As of December 31, 2008, the Company passed approximately 4,900 households with fiber and has approximately 1,000 video customers. Revenues related to video and Internet are reported in the Competitive wireline segment.

Competitive wireline: In addition to the RLEC services, the Company directly or indirectly owns 2,200 route-miles of fiber optic network and provides transport services for long distance, Internet and private network services. Much of this network is located within regions in which the Company sells products and services or provides connections for and between markets the Company serves. Much of the Company’s network is connected and marketed through Valley Network Partnership (“ValleyNet”), a partnership of three nonaffiliated communications companies that have interconnected their networks to form a nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating a connected fiber optic network serving the ten-state mid-Atlantic region, stretching from Pennsylvania to Florida north to south and west as far as Ashland, KY.

The Company also offers competitive local exchange carrier (“CLEC”) services. Through its wholly owned subsidiaries certified in Virginia and West Virginia, it currently provides CLEC service in 25 geographic markets. The Company has a facilities-based strategy, offering broadband service applications such as Ethernet, PRI connections and competitive access utilizing its fiber network. Also within this segment, the Company provides Internet access services. The Company’s focus with Internet is on broadband service offerings and had approximately 22,500 broadband access connections as of December 31, 2008. Metro Ethernet, dedicated high-speed access, integrated access, digital subscriber line (“DSL”), broadband over fiber and portable broadband are the primary broadband products. These operations are managed as one consolidated operation within a single segment due to the interdependence of network and other assets and functional support. As noted in the RLEC section above, revenue from customers in the RLEC service areas that relate to unregulated services, such as integrated access, DSL, broadband over fiber and video, are reported in the Competitive wireline segment.

Other: Other communications services ( “Other”) includes certain unallocated corporate related items that do not provide direct benefit to the operating segments and non-cash compensation charges, as well as results from the Company’s paging and other communication services businesses, which are not considered separate reportable segments. Total unallocated corporate operating expenses for the years ended December 31, 2008, 2007 and 2006 were $5.1 million, $4.5 million and $4.2 million, respectively. Additionally, the Company did not allocate non-cash compensation expenses which totaled $2.7 million, $4.3 million, and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also incurred and did not allocate $0.6 million of secondary offering costs in 2007 and $0.5 million of advisory fees and a termination of the advisory agreement fee of $12.9 million in 2006.

Depreciation related to corporate assets is allocated to the operating segments and was $6.0 million, $4.2 million and $3.2 million for the year ended December 31, 2008, 2007 and 2006, respectively.

Revenues from Sprint Nextel accounted for 22.0%, 21.6% and 20.1% of the Company’s total revenue for the year ended December 31, 2008, 2007 and 2006, respectively. Revenue from Sprint Nextel was derived from a wireless PCS wholesale contract and RLEC and Competitive wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
As of and for the year ended December 31, 2008
Operating revenues	$415,881	$59,518	$63,878	$559	$—	$539,836
Intersegment revenues(1)	226	6,297	4,384	34	(10,941)	—
Operating income (loss)	88,686	28,661	12,402	(10,264)	—	119,485
Depreciation and amortization(2)	73,780	14,449	12,468	2,243	—	102,940
Accretion of asset retirement obligations	916	18	57	(2)	—	989
Non-cash compensation charges	—	—	—	2,729	—	2,729
Voluntary early retirement plan charges	—	597	384	—	—	981
Capital expenditures	88,357	13,384	21,745	9,005	—	132,491
Goodwill	69,107	33,438	15,903	—	—	118,448
Total segment assets	$535,735	$193,058	$111,669	$1,113	$—	$841,575
Corporate assets						106,656

Total assets						$948,231

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
As of and for the year ended December 31, 2007
Operating revenues	$377,761	$61,458	$60,467	$708	$—	$500,394
Intersegment revenues(1)	188	5,685	3,617	42	(9,532)	—
Operating income (loss)	71,398	30,249	8,097	(9,511)	—	100,233
Depreciation and amortization	70,052	14,160	12,754	95	—	97,061
Accretion of asset retirement obligations	736	16	55	11	—	818
Non-cash compensation charges	—	—	—	4,328	—	4,328
Secondary offering costs	—	—	—	570	—	570
Capital expenditures	77,640	9,318	15,314	7,332	—	109,604
Goodwill	77,769	33,348	16,520	—	—	127,637
Total segment assets	$516,162	$193,902	$102,496	$1,056	$—	$813,616
Corporate assets						104,872

Total assets						$918,488

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)	Depreciation and amortization for the other segment for the year ended December 31, 2008 contains a $1.4 million impairment charge relating to radio spectrum licenses not in service (Note 2).

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
For the year ended December 31, 2006
Operating revenues	$322,329	$60,767	$56,158	$822	$—	$440,076
Intersegment revenues(1)	175	5,662	3,515	48	(9,400)	—
Operating income (loss)	52,799	32,243	6,598	(31,067)	—	60,573
Depreciation and amortization	58,453	14,356	11,800	312	—	84,921
Accretion of asset retirement obligations	790	13	37	(24)	—	816
Termination of advisory agreements	—	—	—	12,941	—	12,941
Non-cash compensation charges	—	—	—	13,237	—	13,237
Capital expenditures	$59,409	$8,862	$12,103	$6,233	$—	$86,607

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

Note 4. Long-Term Debt

As of December 31, 2008 and December 31, 2007, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2008	December 31, 2007
First lien term loan	$606,486	$612,773
Capital lease obligations	1,426	1,433

	607,912	614,206
Less: current portion of long-term debt	6,739	6,751

Long-term debt	$601,173	$607,455

Long-term debt, excluding capital lease obligations

On June 1, 2006, NTELOS Inc. entered into a first lien Restated and Amended Credit Agreement (“Amended Credit Agreement” or “First Lien Term Loan”). Borrowings under the First Lien Term Loan amount to $630 million, consisting of (i) $235 million of new borrowings, the proceeds of which were used to retire the prior $225 million second lien credit facility (which carried an interest rate of 5.0% above the Eurodollar rate), (ii) the refinancing of $395 million of prior first lien borrowings and (iii) the payment of other costs associated with the borrowing. The First Lien Term Loan also includes a $35 million first lien revolving credit facility (the “Revolving Credit Facility”), which terminates on February 24, 2010, none of which has ever been drawn upon. The First Lien Term Loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity.

The First Lien Term Loan bears interest at rates 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate for periods in which NTELOS Inc.’s leverage ratio is equal to or less than 4.00:1.00 as measured at the end of each quarter and interest at rates 25 basis points higher if the leverage ratio exceeds 4:00:1:00. NTELOS Inc.’s leverage ratio was below 4.00:1.00 as of March 31, 2006 and thereafter. At December 31, 2008, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.65:1.00.

The First Lien Term Loan and Revolving Credit Facility are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements.

On March 9, 2007, NTELOS Inc. amended its First Lien Term Loan. The principal purpose of the amendment was to establish a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. This restricted payment basket may be increased by $6.5 million per quarter commencing with the quarter ended March 31, 2007 and will be decreased by any actual restricted payments during the quarter. In addition, on an annual basis, the restricted payment basket will be increased by the amount, if any, by which 50% (or, if the leverage ratio, as defined, as of the most recently ended calendar year, was less than 3.25:1:00, 75%) of the excess cash flow, as defined, for the most recently ended fiscal year, exceeds $26.0 million. Based on results for the year ended December 31, 2008, the excess cash flow for 2008 was below $26.0 million and thus did not affect the restricted payment basket. The amount of the restricted payment basket was $34.0 million as of December 31, 2008. Following the $11.0 million dividend declared on November 5, 2008 and paid on January 12, 2009, the restricted payment basket is approximately $23.0 million for the first quarter of 2009.

Under the amendment, mandatory debt repayments of 50% of the excess cash flow, as defined, for the most recently ended calendar year (beginning with the year ended December 31, 2007) must be made by March 31 of the following year, if the leverage ratio is above 3.25:1.00. If the leverage ratio exceeds 4.25:1.00, the mandatory payment increases to 75% of calculated excess cash flow. As NTELOS Inc.’s leverage ratio was below 3.25:1.00 as of December 31, 2008, NTELOS Inc. is not required to make an excess cash flow payment in 2009.

NTELOS Inc. incurred an amendment fee and transaction costs of approximately $0.9 million in connection with the 2007 amendment and $0.9 million related to the First Lien Term Loan, the total of which are being amortized to interest expense over the remaining life of the First Lien Term Loan. Accordingly, NTELOS Inc. recorded a charge to interest expense of $0.4 million, $0.3 million and $0.1 million, respectively for the years ended December 31, 2008 and 2007 and the period from June 1, 2006 to December 31, 2006.

The aggregate maturities of long-term debt outstanding at December 31, 2008, excluding capital lease obligations, based on the contractual terms of the instruments are $6.3 million in 2009, $153.6 million in 2010 and $446.6 million in 2011.

The Company’s blended average interest rate on its long-term debt as of December 31, 2008 and 2007 was 4.1% and 6.5%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles used in its operations with lease terms of four to five years. At December 31, 2008, the net present value of these future minimum lease payments is $1.4 million. As of December 31, 2008, the principal portion of these obligations are due as follows: $0.5 million per year in 2009, $0.4 million in 2010, $0.3 million in 2011, $0.2 million in 2012 and less than $0.1 million thereafter.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the periods indicated below.

(In thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash payments for:
Interest (net of amounts capitalized)	$32,241	$42,982	$50,421
Income taxes	11,389	14,385	1,140
Cash received from income tax refunds	10,358	—	220
Supplemental financing disclosure:
Dividend declared not paid	$10,968	$8,833	$—

Interest payments in the above table are net of $0.6 million, $3.9 million and $3.1 million related to net interest received on the interest rate swap agreements for the year ended December 31, 2008, 2007 and 2006, respectively. The amount of interest capitalized in the years ending December 31, 2008, 2007 and 2006 was $0.7 million, $0.6 million and $0.6 million, respectively.

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

Long-Term Investments

At December 31, 2008 and 2007, the Company had an investment in CoBank, ACB (“CoBank”) of $0.6 million and $0.4 million, respectively, and miscellaneous other investments. All of the investments are carried under the cost method at December 31, 2008 and 2007.

Interest Rate Swaps

In February 2008, NTELOS Inc. entered into an interest rate swap agreement, which commenced September 1, 2008 and extends through March 1, 2010, in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The interest rate swap has a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. The LIBOR rate applicable to this agreement was 2.20% on December 31, 2008. The effect of this interest rate swap combined with the interest provisions of the First Lien Term Loan resulted in a fixed interest rate of 4.91% on $600 million of the First Lien Term Loan for the period September 1, 2008 through March 1, 2010.

In February 2005, NTELOS Inc. was also a party to an interest rate swap that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three month U.S. Dollar LIBOR.

On December 31, 2008, NTELOS recorded the interest rate swap at fair value of a $9.2 million liability, $7.8 million of which represents projected interest rate differences in the next twelve months. During 2008, the counterparty to the interest rate swap experienced liquidity problems and in June 2008 merged with another prominent financial institution. The Company was notified that the swap was guaranteed and a formal legal novation occurred on November 6, 2008.

The fair value of the interest rate swap agreement is based on information provided by the counterparty which the Company corroborated with third party information. Neither the Company nor the counterparty, which is a prominent banking institution, are required to collateralize their respective obligations under the current swap.

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, records the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods. The LIBOR rates remain volatile and, therefore, the fair value of the swap agreement is volatile and could change materially. As of December 31, 2008, a one percent increase and a one percent decrease in the three-month U.S. Dollar LIBOR rate would result in a change in the fair value of the interest rate swap agreement of $7.0 million and ($7.1) million, respectively.

Debt Instruments

On December 31, 2008, the Company’s First Lien Term Loan totaled $606.5 million. Of this amount, $6.5 million was not subject to the swap agreement. Therefore, the Company has variable interest rate exposure related to this amount.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2008 and 2007.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
December 31, 2008
Nonderivatives:
Financial assets:
Cash	$65,692		$65,692	$65,692
Long-term investments for which it is not practicable to estimate fair value	N/A		762	762
Financial liabilities:
Senior credit facility	606,486		606,486	507,428
Capital lease obligations	1,426		1,426	1,426
Derivatives relating to debt:
Interest rate swaps – liability	$600,000	*	$(9,184)	$(9,184)
December 31, 2007
Nonderivatives:
Financial assets:
Cash and cash equivalents	$53,467		$53,467	$53,467
Long-term investments for which it is not practicable to estimate fair value	N/A		523	523
Financial liabilities:
Senior credit facility	612,773		612,773	605,113
Capital lease obligations	1,433		1,433	1,433
Derivatives relating to debt:
Interest rate swaps – asset	$312,500	*	$347	$347

*	Notional amount

Note 7. Securities and Investments

At December 31, 2008 and 2007, the Company had an investment in CoBank, ACB (“CoBank”) with a carrying value of $0.6 million and $0.4 million, respectively, primarily related to patronage distributions of restricted equity. This is a required investment related to the portion of the First Lien Term Loan held by CoBank.

Note 8. Stockholders’ Equity

During the first quarter of 2006, the Company completed an IPO of 15.4 million shares of its common stock. Prior to the IPO, the Company’s only common stock instrument was a Class L common stock. Additionally, the Company had a Class A common stock instrument that was classified as a liability based on its attributes. In conjunction with the IPO, each share of Class L common stock and Class A common stock was converted into approximately 2.15 shares of Class B common stock, or 26.5 million shares of Class B common stock, and each option to purchase Class A common stock was converted into approximately 2.15 options to purchase common stock and all of the Class B shares were converted into shares of common stock on a one-for-one basis by December 31, 2006. In the fourth quarter of 2006, the Class B common stock was eliminated.

In connection with the IPO, 50% of the repurchase rights expired related to a majority of the Class A common stock and substantially all of the options became 25% vested on that date. The repurchase rights continued related to the remaining 50% of the original Class A instruments that were converted to common stock, with half expiring on May 2, 2007 and the remaining repurchase rights expiring on May 2, 2008.

As a result of the acceleration in the expiration of the repurchase rights and option vesting, coupled with the continued increase in these instruments fair value up to the IPO price, the Company recorded a $9.9 million non-cash compensation charge related to the former Class A shares and options on February 13, 2006. Non-cash compensation charges after the IPO were determined on the IPO date and were recognized over the remaining period for which the repurchase rights relate or the options vest. Total charges for non-cash compensation

(including charges relating to other options to purchase common stock and restricted stock awards, discussed in Note 9) were $2.7 million for the year ended December 31, 2008, $4.3 million for the year ended December 31, 2007 and $13.2 million for the year ended December 31, 2006. Future charges for non-cash compensation related to instruments outstanding at December 31, 2008 for the years 2009 through 2012 are estimated to be $1.4 million, $1.2 million, $0.6 million, and $0.1 million, respectively.

The computations of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 are as follows:

(In thousands)	2008	2007	2006
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$47,203	$32,453	$(37,185)

Denominator:
Total shares outstanding (after effect of split and conversion for all periods presented)	42,184	42,063	41,965
Less: unvested shares	(34)	(394)	(789)
Less: effect of calculating weighted average shares	(170)	(182)	(1,945)

Denominator for basic earnings per common share - weighted average shares outstanding	41,980	41,487	39,231
Plus: weighted average unvested shares	156	527	—
Plus: common stock equivalents of stock options exercised	148	301	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,284	42,315	39,231

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

During the year ended December 31, 2008, the Company issued 332,340 stock options under the Equity Incentive Plan, of which 208,440 were issued to officers, and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan vest quarterly over the year immediately following the grant date. No options expired during the period. Additionally, during the year ended December 31, 2008, the Company issued 28,524 shares of restricted stock under the Equity Incentive Plan, primarily to officers. These shares of restricted stock cliff vest on the third anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company used peer group and other publicly available market data to estimate volatility assumptions for each year as the Company was not publicly traded until February of 2006 and does not have an adequate trading history to estimate its actual volatility. The expected option life represents the period of time that the options granted are expected to be outstanding and is also based on historical experience. The expected dividend yield is estimated based on the Company’s historical and expected dividend yields at the date of the grant.

	2008	2007	2006
Risk-free interest rate	3.3% to 3.8%	4.1% to 4.7%	4.4% to 4.8%
Expected volatility	31.2% to 34.4%	31.1% to 33.2%	30.1% to 69.1%
Weighted-average expected volatility	34.0%	32.3%	68.1%
Expected dividend yield	2.9% to 4.9%	0% to 2.9%	0%
Weighted-average expected dividend yield	3.8%	0.1%	N/A
Expected term	5 to 7 years	5 to 7 years	5 years

The summary of the activity and status of the Equity Incentive Plans for the year ended December 31, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2008	585	$13.80
Granted during the period	375	22.24
Exercised during the period	(87)	4.94
Forfeited during the period	(12)	15.71

Outstanding at December 31, 2008	861	$18.34	8.4 years	$5,442

Exercisable at December 31, 2008	176	$13.69	7.5 years	$1,932

Total expected to vest at December 31, 2008	798			$5,131

The weighted-average grant date fair value per share of stock options granted during 2008, 2007 and 2006 was $5.63, $7.42 and $7.23, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $1.7 million, $2.5 million and $1.6 million, respectively. The total fair value of options that vested during 2008, 2007 and 2006 was $1.6 million, $1.1 million and $1.7 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2008	—	$—
Granted during the period	29	21.45
Vested during the period	—	—
Forfeited during the period	—	—

Restricted stock outstanding at December 31, 2008	29	$21.45

As of December 31, 2008, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.6 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

The summary of the activity and status of the common shares subject to repurchase rights (Note 8) for the year ended December 31, 2008 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Common shares subject to repurchase rights at January 1, 2008	394	$12.00
Number of shares whose repurchase rights expired during the year	(389)	12.00

Common shares subject to repurchase rights at December 31, 2008	5	$12.00

The repurchase rights remaining at December 31, 2008 will expire in September 2009.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which began with 200,000 shares available. This plan commenced in July 2006 and new common shares are issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the 2008, 2007 and 2006, 6,126 shares, 5,756 shares and 3,031 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in 2008, 2007 or 2006.

Note 10. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Current tax expense:
Federal	$8,745	$1,469	$2,623
State	3,846	1,163	956

	12,591	2,632	3,579

Deferred tax expense:
Federal	17,704	18,130	7,274
State	1,489	3,649	1,337

	19,193	21,779	8,611

	$31,784	$24,411	$12,190

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Computed tax expense at statutory federal rate of 35%	$27,662	$19,891	$1,752
Nondeductible stock compensation	631	1,173	3,939
Nondeductible offering cost	—	199	—
Advisory agreement termination fee	—	—	4,529
Nondeductible interest expense	—	—	468
State income taxes, net of federal income tax benefit	3,468	3,128	1,490
Other	23	20	12

	$31,784	$24,411	$12,190

During 2008, 2007 and 2006, the Company recognized a tax benefit of approximately $0.4 million, $0.4 million and $0.2 million, respectively, in stockholders’ equity associated with the excess tax benefit realized by the Company relating to stock compensation plans. In addition, as more fully discussed in Note 11, the Company adopted FASB Statement No. 158 during 2006. During 2008, 2007 and 2006, the Company recognized a tax cost (benefit) of $(11.1) million, $1.0 million and $0.3 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities in accordance with this standard. In addition, as more fully discussed in Note 11, the Company recognized a $(0.3) million tax benefit related to the change in the measurement date for the defined benefit pension plan, the other postretirement benefit plans and the supplement executive retirement plan.

Net deferred income tax assets and liabilities consist of the following components at December 31:

(In thousands)	2008	2007
Deferred income tax assets:
Retirement benefits other than pension	$5,308	$4,278
Pension	12,811	3,082
Net operating loss	59,363	49,257
Licenses	4,585	12,866
Debt issuance and discount	1,964	2,726
Accrued expenses	5,810	5,159
Interest rate swap	3,572	—
Other	1,387	1,358

	94,800	78,726

Deferred income tax liabilities:
Property and equipment	49,677	32,114
Intangibles	47,703	50,519
Interest rate swap	—	135

	97,380	82,768

Net deferred income tax liability	$2,580	$4,042

The Company has unused net operating losses (“NOLs”) totaling $178.0 million as of December 31, 2008. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $152.6 million as follows: $9.2 million per year in 2009 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

During June 2008, the Company resolved an uncertainty related to the interaction of the adjustment for realized built-in gains and the general carryforward provisions for unused annual NOL limits. This uncertainty existed at the time of the merger and thus the Company did not record a deferred tax asset of approximately $9.3 million for the benefit of approximately $23.2 million of pre-merger NOLs. This deferred tax benefit of approximately $9.3 million has been reflected as a reduction to goodwill and the increased available NOL amounts have been included in the annual projections discussed above.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $2.2 million in previously unrecognized benefits and increased its liability for other unrecognized benefits by $0.5 million resulting in a net increase to the January 1, 2007 retained earnings of $1.7 million. The Company accrued $0.3 million and $0.2 million of interest on this obligation during 2008 and 2007, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$3,112
Additions for tax positions of prior years	—

Balance at December 31, 2008	$3,112

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. None of the unrecognized benefits are expected to be recognized during the next twelve months.

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

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2008 and 2007, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations, beginning of period	$51,523	$48,290	$11,127	$11,109
Measurement date change	1,472	—	59	—
Service cost	2,745	2,796	126	140
Interest cost	3,144	2,739	678	628
Actuarial loss (gain)	5,662	(290)	2,053	(281)
Benefits paid	(2,814)	(2,012)	(352)	(469)
Special termination benefit	859	—	—	—
Curtailment loss	763	—	—	—

Benefit obligations, end of period	$63,354	$51,523	$13,691	$11,127

Change in plan assets:
Fair value of plan assets, beginning of period	$41,948	$33,044	$—	$—
Actual return on plan assets	(15,419)	4,916	—	—
Employer contributions	5,420	6,000	352	469
Benefits paid	(2,814)	(2,012)	(352)	(469)

Fair value of plan assets, end of period	29,135	41,948	—	—

Funded status:
Liability at December 31,	$(34,219)	$(9,575)	$(13,691)	$(11,127)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2008 and 2007 was $55.3 million and $43.9 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.

The following table provides the components of net periodic benefit cost for the plans for the year ended December 31, 2008, 2007 and 2006:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$2,745	$2,796	$2,881	$126	$140	$164
Interest cost	3,144	2,739	2,498	678	628	671
Recognized net actuarial loss	—	—	—	—	—	87
Expected return on plan assets	(3,827)	(2,994)	(2,519)	—	—	—

Net periodic benefit cost	$2,062	$2,541	$2,860	$804	$768	$922

Additional charges due to: Special termination benefit	$859	$—	$—	$—	$—	$—

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The special termination benefit and curtailment losses recorded in 2008 related to a pension enhancement pursuant to a voluntary early retirement plan accepted by certain employees of the wireline segments. The special termination benefit represents the effect of this enhancement on the accumulated benefit obligation for the related employees. Additionally, this arrangement resulted in a change to certain future pension assumptions specific to these employees, the effect of which was a $0.8 million charge ($0.5 million, net of tax) recorded as a reduction to the unrecognized gain from defined benefit plans in accumulated other comprehensive income.

Unrecognized actuarial losses in 2008 in addition to the curtailment losses noted above were $15.8 million, net of a $10.1 million deferred tax asset, and $1.3 million, net of a $0.8 million deferred tax asset, for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2008 related to these respective plans was $13.5 million, net of a $8.6 million deferred tax asset, and $1.2 million, net of a $0.8 million deferred tax asset.

As discussed in Note 2, in accordance with the requirements of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)SFAS No. 158, the Company began measuring these plans assets and liabilities on December 31 in 2008. Prior to 2008, the Company measured applicable assets and liabilities of these plans on September 30 of each year. This change resulted in an increase to the defined benefit pension plan of $0.5 million, net of a $0.2 million deferred tax asset, and an increase of $0.1 million in other postretirement benefit plans pension, with the offset to retained earnings, for the portion of the net periodic benefit cost relating to the period between September 30, 2007 and December 31, 2007. The effects of this change are reported in the Statement of Stockholders’ Equity.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2008 and 2007 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2008	2007	2008	2007
Discount rate	5.80%	6.25%	5.80%	6.25%
Rate of compensation increase	3.00%	3.50%	—%	—%

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the year ended December 31, 2008, 2007 and 2006 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	5.80%	5.50%	6.25%	5.80%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%	—%	—%	—%
Rate of compensation increase	3.50%	3.50%	3.50%	—%	—%	—%

The Company reviews the assumptions noted in the above table annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations. In doing so, the Company utilizes a Citigroup spot rate index applied against the Company’s estimated defined benefit payments to derive a blended rate. The Citigroup spot rate index is derived from over 350 Aa corporate bonds. Due to the impact of certain market conditions on investment grade bond rates, this index has excluded a number of bond funds as outliers as of December 31, 2008 in order to reflect the general trend on high-quality bonds. The Company also compares this to a Moody’s ten year Aa bond index for reasonableness.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 for the obligation as of December 31, 2008. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect to the net periodic postretirement health care benefit cost and obligation of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, would be a $0.3 million increase and a $1.7 million increase, respectively, for a 1% increase in medical trend rate and a $0.2 million decrease and $1.4 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2008.

As of December 31, 2008, the weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	70%	75%
Bond securities and cash equivalents	30%	25%

Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of equities, bonds and cash equivalents. The allocation between equity and bonds is reset quarterly to the target allocations. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The Company expects to contribute $9.0 million to the pension plan in 2009. The Company expects the net periodic benefit cost for the defined benefit pension plan and the other postretirement benefit plans in 2009 to be $4.6 million and $1.0 million, respectively. Of this, $1.2 million and $0.1 million represent amortization of actuarial losses for the respective plans.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2009	$2,667	$968
2010	2,691	963
2011	2,697	965
2012	2,771	968
2013	2,860	963
2014-2018	$18,278	$4,516

Other benefit plans

The Company also sponsors a supplemental executive retirement plan and certain other nonqualified defined benefit pension plans assumed by NTELOS Inc. in a prior merger. The accumulated benefit obligation of the Company’s nonqualified pension plans were $8.6 million and $8.2 million at December 31, 2008 and 2007, respectively. The total expense recognized related to these plans was $0.8 million for the year ended December 31, 2008, $0.9 million for the year ended December 31, 2007 and $0.5 million for the year ended December 31, 2006. The measurement date for the supplemental executive retirement plan was changed from September 30 to December 31 as required under FAS 158 (discussed above) the effect of which was a $0.2 million increase to this liability and, net of a $0.1 million deferred tax asset, was offset to retained earnings.

These nonqualified plans have no plan assets and are also closed to new participants.

The Company recognized $0.1 million of previously unrecognized loss related to the supplemental executive retirement plan in 2008 and 2007. Unrecognized actuarial gains in 2008 were less than $0.1 million. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2008 and 2007 related to these plans was $0.7 million, net of a $0.5 million deferred tax asset and $0.8 million, net of a $0.5 million deferred tax asset, respectively. The total expense to be recognized in 2009 for all nonqualified pension plans is approximately $0.9 million and the estimated payments are expected to be approximately $0.5 million.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $1.5 million for the year ended December 31, 2008, $1.3 million for the year ended December 31, 2007 and $1.2 million for the year ended December 31, 2006.

The Company has classified the projected amount to be paid in 2009 and 2008 of $1.1 million and $1.0 million, respectively, related to the other postretirement benefit plans and the nonqualified pension plans in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheets at December 31, 2008 and 2007.

Note 12. Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the year ended December 31, 2008, 2007 and 2006 was $28.5 million, $25.2 million and $23.2 million, respectively. The total amount committed under these lease agreements at December 31, 2008 is: $26.2 million in 2009, $20.4 million in 2010, $14.8 million in 2011, $10.7 million in 2012, $6.7 million in 2013 and $15.4 million for the years thereafter.

Other Commitments and Contingencies

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company has not recognized revenue related to such matters. The Company recognizes revenue in the period that it is reliably assured of the collection of these claims.

The Company is periodically involved in disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements.

In connection with the EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P. and based on the Company’s plan to upgrade substantially all of its current service coverage areas outside its wholesale territory, the Company entered into a three-year vendor agreement to purchase network equipment. The Company expects to spend a total of approximately $88 million under this agreement, of which approximately $35 million was spent in each of 2007 and 2008 and approximately $18 million remains to be spent as of December 31, 2008. Under the vendor agreement, the Company receives significant current purchase volume discounts which ultimately are conditional on spending at or above the $88 million noted above.

The Company has other purchase commitments relating to capital expenditures totaling $12.9 million as of December 31, 2008, which are expected to be satisfied during 2009.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2009 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Business Conduct and Ethics pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Business Conduct and Ethics is publicly available on our Company website at

http://www.ir-site.com/images/library/ntelos/CodeofConduct-Board_10-2006.pdf. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Warrants (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
Equity Incentive Plan	775,658	$17.87	1,396,243
Non-Employee Director Equity Plan	86,000	$22.63	314,000
Employee Stock Purchase Plan	—	$—	185,087
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	861,658	$18.34	1,895,330

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

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Transaction Agreement dated as of January 18, 2005 by and among NTELOS Inc., Project Holdings Corp., Project Merger Sub Corp. and certain shareholders of Project Holdings Corp. signatories thereto (as amended by Amendment No. 1 dated as of January 24, 2005).

2.3(1)	Plan of Conversion of Project Holdings LLC (predecessor of NTELOS Holdings Corp.) dated April 27, 2005.

2.5(3)	Agreement and Plan of Merger by and between Holdings and NTELOS Merger Corp.

3.1(3)	Amended and Restated Certificate of Incorporation of Holdings.

3.2(3)	Amended and Restated By-laws of Holdings.

4.3(3)	Amended and Restated Shareholders Agreement by and among Holdings and the shareholders listed on the signature pages thereto.

10.1(4)	Amended and Restated Credit Agreement, dated as of June 1, 2006.

10.2*	Amended and Restated Employment Agreement, dated as of December 18, 2008, between NTELOS Inc. and James S. Quarforth (including amendment thereto).

10.3*	Amended and Restated Employment Agreement, dated as of December 18, 2008, between NTELOS Inc. and Michael B. Moneymaker.

10.4*	Amended and Restated Employment Agreement, dated as of December 18, 2008, between NTELOS Inc. and Frank C. Guido.

10.5*	Amended and Restated Employment Agreement, dated as of December 18, 2008, between NTELOS Inc. and Carl A. Rosberg.

10.6*	Amended and Restated Employment Agreement, dated as of December 18, 2008, between NTELOS Inc. and David R. Maccarelli.

10.7*	Amended and Restated Employment Agreement, dated as of December 18, 2008, between NTELOS Inc. and Mary McDermott.

10.8(9)	Employment Agreement, dated as of January 13, 2009, between NTELOS Holdings Corp. and James A. Hyde.

10.9(3)	Holdings Amended and Restated Equity Incentive Plan.

10.10(10)	First Amendment to the NTELOS Holdings Corp. Amended and Restated Equity Incentive Plan.

10.11(3)	Holdings Employee Stock Purchase Plan, as amended.

10.12(7)	Resale Agreement, dated as of July 31, 2007, and effective as of July 1, 2007, by and among the West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation.

10.13(3)	Holdings Non-Employee Director Equity Plan.

10.14(5)	Holdings 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.

10.15(3)	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.16(2)	Form of Award Agreement under Holdings Non-Employee Director Equity Plan.

10.17(6)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of March 9, 2007.

10.18(8)	General Agreement for Purchase of Personal Communications Services Systems, dated and effective as of August 3, 2007 between NTELOS Inc. and Lucent Technologies Inc.

10.19(11)	Form of Restricted Stock Award Agreement.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed November 15, 2005.

(2)	Filed as an exhibit to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-128849), filed January 26, 2006.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Filed as an exhibit to Current Report on Form 8-K filed June 1, 2006.

(5)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.

(6)	Filed as an exhibit to Current Report on Form 8-K filed March 12, 2007.

(7)	Filed as an exhibit to Current Report on Form 8-K filed August 2, 2007.

(8)	Filed as an exhibit to Current Report on Form 8-K filed August 3, 2007.

(9)	Filed as an exhibit to Current Report on Form 8-K filed January 14, 2009.

(10)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.

(11)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ James S. Quarforth
Name:	James S. Quarforth
Title:	Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James S. Quarforth James S. Quarforth	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	February 27, 2009

/s/ Michael B. Moneymaker Michael B. Moneymaker	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	February 27, 2009

/s/ Timothy Biltz Timothy Biltz	Director	February 27, 2009

/s/ Daniel Fine Daniel Fine	Director	February 27, 2009

/s/ Daniel Heneghan Daniel Heneghan	Director	February 27, 2009

/s/ Eric Hertz Eric Hertz	Director	February 27, 2009

/s/ Michael Huber Michael Huber	Director	February 27, 2009

/s/ Julia North Julia North	Director	February 27, 2009

/s/ Jerry Vaughn Jerry Vaughn	Director	February 27, 2009