Form 10-Q
period 2009-03-31
NTELOS HOLDINGS CORP
filed 2009-05-01
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 42,349,938 shares of the registrant’s common stock outstanding as of the close of business on April 28, 2009.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	March 31, 2009	December 31, 2008
Assets

Current Assets
Cash	$65,597	$65,692
Accounts receivable, net of allowance of $14,014 ($14,365 in 2008)	40,953	47,270
Inventories and supplies	9,576	11,107
Other receivables	3,477	2,809
Income tax receivable	—	718
Prepaid expenses and other	12,126	8,843

	131,729	136,439

Securities and Investments	820	762

Property, Plant and Equipment
Land and buildings	43,348	42,589
Network plant and equipment	579,292	567,466
Furniture, fixtures and other equipment	66,639	62,946

Total in service	689,279	673,001
Under construction	23,534	14,550

	712,813	687,551
Less accumulated depreciation	254,899	241,078

	457,914	446,473

Other Assets
Goodwill	118,448	118,448
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $51,750 ($48,899 in 2008)	71,340	74,151
Radio spectrum licenses in service	115,447	115,449
Radio spectrum licenses not in service	16,958	16,931
Deferred charges and other assets	3,419	3,648

	357,612	360,627

	$948,075	$944,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,822	$6,739
Interest rate swap	8,256	—
Accounts payable	30,773	31,645
Dividends payable	10,995	10,968
Advance billings and customer deposits	20,223	19,772
Accrued payroll	5,032	10,119
Accrued interest	713	290
Income tax payable	2,318	—
Accrued operating taxes	3,871	3,439
Other accrued liabilities	3,712	3,787

	92,715	86,759

Long-term Liabilities
Long-term debt	599,723	601,173
Retirement benefits	47,692	55,613
Deferred income taxes	9,795	1,024
Interest rate swap	—	9,184
Other long-term liabilities	22,497	21,834
Income tax payable	3,646	3,595

	683,353	692,423

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,349 shares issued and outstanding (42,184 in 2008)	423	422
Additional paid in capital	166,613	166,210
Retained earnings (Note 3)	19,856	13,449
Accumulated other comprehensive loss	(15,238)	(15,438)

Total NTELOS Holdings Corp. Stockholders’ Equity	171,654	164,643
Noncontrolling interests	353	476

	172,007	165,119

	$948,075	$944,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Quarter Ended
(In thousands except per share amounts)	March 31, 2009	March 31, 2008
Operating Revenues	$140,664	$132,249

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	45,224	42,857
Customer operations	29,414	26,627
Corporate operations	8,968	8,379
Depreciation and amortization	23,158	28,014
Accretion of asset retirement obligations	276	228

	107,040	106,105

Operating Income	33,624	26,144

Other Income (Expenses)
Interest expense	(5,306)	(8,815)
Gain (loss) on interest rate swap	928	(3,179)
Other income	75	444

	(4,303)	(11,550)

	29,321	14,594

Income Tax Expense	11,687	6,055

Net Income	17,634	8,539

Net Income Attributable to Noncontrolling Interests	(232)	(17)

Net Income Attributable to NTELOS Holdings Corp.	$17,402	$8,522

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic and diluted	$0.41	$0.20
Weighted average shares outstanding – basic	42,155	41,670
Weighted average shares outstanding – diluted	42,331	42,232

Cash Dividends Declared per Share – Common Stock	$0.26	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income attributable to NTELOS Holdings Corp.	$17,402	$8,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,307	24,899
Amortization	2,851	3,115
Accretion of asset retirement obligations	276	228
Deferred income taxes	8,644	3,607
(Gain) loss on interest rate swap instrument	(928)	3,179
Non-cash compensation expense	1,043	1,160
Amortization and write-off of loan origination costs and debt discount	94	94
Retirement benefits and other	1,626	1,259
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	6,317	(130)
Decrease in inventories and supplies	1,531	2,962
Increase in other current assets	(3,951)	(329)
Changes in income taxes	3,089	2,448
Decrease in accounts payable	(872)	(5,817)
Decrease in other current liabilities	(3,918)	(4,715)
Retirement benefit contributions and distributions	(9,200)	(5,582)

Net cash provided by operating activities	44,311	34,900

Cash flows from investing activities
Purchases of property, plant and equipment	(31,614)	(25,476)
Acquisition of noncontrolling interest in Virginia PCS Alliance L.C.	(653)	—
Other	2	45

Net cash used in investing activities	(32,265)	(25,431)

Cash flows from financing activities
Repayments on first lien term loan	(1,572)	(1,572)
Cash dividends paid on common stock	(10,968)	(8,833)
Other	399	96

Net cash used in financing activities	(12,141)	(10,309)

Decrease in cash	(95)	(840)
Cash:
Beginning of period	65,692	53,467

End of period	$65,597	$52,627

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2009 and for the quarter ended March 31, 2008 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and has been revised for the correction of an immaterial error (Note 3) and the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, as described below.

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

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform to current year presentation. On its condensed consolidated balance sheet, the Company reclassified noncontrolling interests to equity in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which the Company adopted on January 1, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc. or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments in commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at March 31, 2009 has maintained a high rating by Standard & Poor’s and Moody’s.

At March 31, 2009 and December 31, 2008, the Company did not have any cash equivalents. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at March 31, 2009 and December 31, 2008 was $3.3 million and $64.2 million, respectively. The $62.3 million held in non-interest bearing deposit accounts at March 31, 2009 is fully insured by the FDIC.

Total interest income related to cash was $0.1 million and $0.5 million for the quarters ended March 31, 2009 and 2008, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense for the quarters ended March 31, 2009 and 2008 was $2.3 million and $1.0 million, respectively. The Company’s allowance for doubtful accounts was $14.0 million and $14.4 million for the periods ending March 31, 2009 and December 31, 2008, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the impairment is measured as the excess of carrying value over the estimated fair value. The Company believes that no impairment indicators exist as of March 31, 2009 that would require it to perform impairment testing.

During the quarters ended March 31, 2009 and 2008, the Company recorded approximately $1.2 million and $7.9 million, respectively, of accelerated depreciation related to equipment scheduled to be replaced or redeployed in connection with the Company’s planned EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”), and based on the Company’s plan to upgrade a substantial portion of its current service coverage areas outside its wholesale territory by 2009. For the quarter ended March 31, 2009, the impact of this accelerated depreciation was a reduction of $1.2 million to income from continuing operations, a reduction of $0.7 million to net income and a reduction of $0.02 to basic and diluted earnings per share. For the quarter ended March 31, 2008, the impact of this accelerated depreciation was a reduction of $7.9 million to operating income, a reduction of $4.8 million to net income and a reduction of $0.12 and $0.11 to basic and diluted earnings per share, respectively. The total net book value of the related equipment subject to early retirement was approximately $80 million as of August 1, 2007 and is approximately $24.7 million as of March 31, 2009.

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

The Company reviewed the results of the testing for goodwill and licenses as of March 31, 2009 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from the most recent analysis performed as of October 1, 2008.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At March 31, 2009 and December 31, 2008, other intangibles were comprised of the following:

			March 31, 2009		December 31, 2008
(Dollars in thousands)	Estimated Life	Weighted Average Period Prior to Next Renewal or Extension	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	5.9 yrs	$113,440	$49,225	$113,400	$46,535
Trademarks	14 to 15 yrs.	11.1 yrs	9,650	2,525	9,650	2,364

Total			$123,090	$51,750	$123,050	$48,899

The Company amortizes its definite-lived intangible assets using the straight-line method. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the quarter ended March 31, 2009 or the year ended December 31, 2008. Amortization expense for the quarters ended March 31, 2009 and 2008 was $2.8 million and $3.1 million, respectively.

Amortization expense for the remainder of 2009 and the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2009	$8,065	$484	$8,549
2010	10,754	645	11,399
2011	10,754	645	11,399
2012	10,097	645	10,742
2013	9,768	645	10,413
2014	$9,768	$645	$10,413

Share-Based Compensation

The Company accounts for share-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. Share-based compensation expense has historically included share-based compensation expense related to equity awards, with an offset to additional paid-in capital on the condensed consolidated balance sheet. Effective for the 2009 fiscal year, certain annual incentive bonus amounts (which would be paid in March of the subsequent fiscal year) for officers and certain other management positions are to be paid through a grant of common stock. The estimated annual incentive bonus earned through March 31, 2009 for these employees of $0.5 million has been recorded as share-based compensation expense, with an offset to other long-term liabilities on the condensed consolidated balance sheet which will be reclassified to equity upon satisfying the conditions for issuance of the common stock.

The fair value of the common stock options granted in 2009 and 2008 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 9).

Total share-based compensation expense related to all of the Company’s share-based awards and the Company’s 2009 annual incentive bonus plan for officers and certain management positions for the quarters ended March 31, 2009 and 2008 (Note 9) was allocated as follows:

	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Cost of sales and services	$93	$100
Customer operations	190	146
Corporate operations	760	914

Share-based compensation expense	$1,043	$1,160

Future share-based compensation expense related to instruments outstanding at March 31, 2009 and the Company’s annual incentive bonus plan for officers and certain management positions for the remainder of 2009 and the years 2010 through 2013 is estimated to be $4.8 million, $2.6 million, $1.7 million, $0.7 million and $0.1 million, respectively.

Derivatives and Hedging Activities

The Company adopted FASB Statement No. 157, Fair Value Measurement (“SFAS No. 157”) in 2008. SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. The Company accounts for its interest rate swap instrument outstanding on March 31, 2009 under the provisions of SFAS No. 133, which requires that this instrument be recorded at fair value on its condensed consolidated balance sheets, and follows the disclosure requirements set forth in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) (Note 7). The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve and considered credit worthiness of the counterparty in assessing fair value. The Company’s valuation techniques for this instrument are considered to be level two fair value measurements within the SFAS No. 157 fair value hierarchy. The fair value determined at March 31, 2009 was a liability of $8.3 million.

Pension Benefits and Retirement Benefits Other Than Pensions

For the quarters ended March 31, 2009 and 2008, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Service cost	$731	$686
Interest cost	899	786
Expected return on plan assets	(758)	(956)
Amortization of loss	288	—

Net periodic benefit cost	$1,160	$516

Pension plan assets were valued at $34.5 million at March 31, 2009, which included funding contributions in the first quarter of 2009 of $9.0 million, and $29.1 million at December 31, 2008.

For the quarters ended March 31, 2009 and 2008, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Service cost	$31	$31
Interest cost	194	170
Amortization of loss	17	—

Net periodic benefit cost	$242	$201

The total expense recognized for the Company’s nonqualified pension plan for the quarters ended March 31, 2009 and 2008 was $0.2 million and $0.3 million, respectively, and less than $0.1 million of this expense for each respective quarter relates to the amortization of unrealized loss.

Note 3. Correction of Immaterial Error

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2008, the Company discovered an error related to the billing information used by the Company for billing services to Sprint under its Strategic Network Alliance agreement. A portion of network usage by Sprint customers had been incorrectly classified in the Company’s billing process. As a result, wireless wholesale revenue and wireless operating income were each overstated by approximately $3.9 million in 2008 based on the Company’s estimate of the impact of the billing error. The Company assessed the materiality in accordance with Staff Accounting Bulletin No. 108 (“SAB 108”) and determined that the error was immaterial to previously reported amounts contained in its periodic reports and the Company will correct this error through subsequent periodic filings. The effect of recording this immaterial correction in the consolidated statement of operations for 2008, the consolidated balance sheet at December 31, 2008, and the fiscal 2008 quarterly periods to be reported in subsequent periodic filings is included in the following table. There was no impact to the previously reported results for the first quarter of 2008. The Company anticipates resolving this matter with Sprint in 2009 and would record the amount of any settlement less than the estimated impact of the billing error in the period in which the settlement occurs.

(In thousands except per share amounts)	As of and For the Year Ended December 31, 2008		For the Quarter Ended December 31, 2008		For the Quarter Ended September 30, 2008		For the Quarter Ended June 30, 2008
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Operating revenues	$539,896	$535,906	$140,587	$137,778	$135,985	$135,074	$131,015	$130,805
Operating income	119,485	115,555	31,489	28,680	31,823	30,912	30,029	29,819
Income tax expense	31,784	30,228	4,450	3,338	8,714	8,353	12,565	12,482
Net income	$47,203	$44,829	$6,442	$4,745	$12,968	$12,419	$19,271	$19,143

Basic and diluted earnings per common share attributable to NTELOS Holdings Corp. stockholders:
Income per share – basic	$1.12	$1.07	$0.15	$0.11	$0.31	$0.29	$0.46	$0.46
Income per share – diluted	$1.12	$1.06	$0.15	$0.11	$0.31	$0.29	$0.46	$0.45

Accounts receivable	$51,200	$47,270
Deferred tax liability	2,580	1,024
Retained earnings	15,823	13,449
Total equity	$167,493	$165,119

Note 4. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services.

The Company has one customer, Sprint, which accounted for approximately 22.4% and 20.4% of the Company’s total revenue for the quarters ended March 31, 2009 and 2008, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
As of and for the quarter ended March 31, 2009
Operating revenues	$109,206	$14,690	$16,643	$125	$—	$140,664
Intersegment revenues(1)	63	1,574	1,243	6	(2,886)	—
Operating income (loss)	26,153	7,215	3,624	(3,368)	—	33,624
Depreciation and amortization	16,283	3,666	3,151	58	—	23,158
Accretion of asset retirement obligations	257	5	14	—	—	276
Non-cash compensation charges	98	63	5	877	—	1,043

Goodwill	69,107	33,438	15,903	—	—	118,448

Total segment assets	$531,059	$191,516	$116,524	$1,082	$—	$840,181
Corporate assets						107,894

Total assets						$948,075

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the quarter ended March 31, 2008
Operating revenues	$101,913	$14,435	$15,746	$155	$—	$132,249
Intersegment revenues(1)	54	1,520	1,039	9	(2,622)	—
Operating income (loss)	18,488	7,021	3,235	(2,600)	—	26,144
Depreciation and amortization	21,228	3,561	3,203	22	—	28,014
Accretion of asset retirement obligations	208	3	14	3	—	228
Non-cash compensation charges	$—	$—	$—	$1,160	$—	$1,160

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The “Other” segment is comprised of the paging and communications services operations. Certain unallocated corporate related items that do not provide direct benefit to the operating segments are also included in the “Other” segment. For the quarter ended March 31, 2009, total unallocated corporate operating expenses were $2.4 million. Additionally for the quarter ended March 31, 2009, the “Other” segment included non-cash compensation of $0.5 million related to equity awards (which are not allocated) and $0.4 million (of a total of $0.5 million) related to the 2009 annual incentive bonus plan for officers and certain other management positions based on the allocation of the underlying employees for which this relates.

For the quarter ended March 31, 2008, total unallocated corporate operating expenses were $1.4 million. Additionally for the quarter ended March 31, 2008, the “Other” segment included non-cash compensation of $1.2 million related to equity awards, which was not allocated.

Depreciation expense related to corporate assets is allocated to the operating segments and was $1.8 million for the quarter ended March 31, 2009, and was $1.3 million for the quarter ended March 31, 2008.

Note 5. Long-Term Debt

As of March 31, 2009 and December 31, 2008, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008
First lien term loan	$604,914	$606,486
Capital lease obligations	1,631	1,426

	606,545	607,912

Less: current portion of long-term debt	6,822	6,739

Long-term debt	$599,723	$601,173

Long-term debt, excluding capital lease obligations

The Company’s first lien term loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The first lien term loan bears interest at rates 2.25% above the Eurodollar rate as long as the Company’s leverage ratio is less than 4.00:1.00. The first lien term loan also includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. At March 31, 2009, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.67:1.00. The Company has a $35 million revolving credit facility that has never been drawn upon which expires in February 2010.

The first lien term loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the

Company. The amount of the restricted payment basket was $29.5 million as of March 31, 2009, which was subsequently reduced by an $11.0 million dividend paid on April 13, 2009. The restricted payment basket is increased by $6.5 million per quarter plus an additional amount annually for calculated excess cash flow, based on the definition in the Credit Agreement, and is decreased by any actual restricted payments.

The aggregate maturities of long-term debt outstanding at March 31, 2009, excluding capital lease obligations, based on the contractual terms of the instruments are $4.7 million for the remainder of 2009, $153.6 million in 2010 and $446.6 million in 2011.

During the quarter ended March 31, 2009, the Company set its LIBOR rate on its first lien term loan monthly for an average rate of 0.5% for the quarter (for a total rate of 2.95%). The Company’s blended average interest rate on its long-term debt as of March 31, 2009 was 4.11% including the impact from its interest rate swap agreement (Note 7).

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the periods indicated below.

	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Cash payments for:
Interest (net of amounts capitalized)	$4,824	$5,735
Income taxes	6	7
Cash received from income tax refunds	1	13
Supplemental financing disclosure:
Dividend declared not paid	$10,995	$8,839

Interest payments in the above table are net of $0.7 million net interest paid and $0.4 million net interest received on the interest rate swap agreements for the quarters ended March 31, 2009 and 2008, respectively. The amount of interest capitalized in the quarters ending March 31, 2009 and 2008 was less than $0.1 million and $0.2 million, respectively.

Note 7. Derivatives and Hedging Activities

The Company has an interest rate swap agreement, which commenced September 1, 2008 and extends through March 1, 2010, in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The interest rate swap has a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 1.21% on March 31, 2009 and therefore the Company paid the 1.45% difference to the swap party as indicated in Note 6 above.

NTELOS Inc. was also a party to an interest rate swap agreement that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three-month U.S. Dollar LIBOR.

At March 31, 2009, NTELOS recorded the interest rate swap at fair value of an $8.3 million liability, all of which represents projected interest rate differences over the remaining term of the agreement (Note 2).

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, records the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods. The LIBOR rates remain volatile and, therefore, the fair value of this swap agreement is volatile and could change materially. As of March 31, 2009, a one percent increase and a one percent decrease in the three-month U.S. Dollar LIBOR rate would result in a change in the fair value of the interest rate swap agreement of $5.6 million and $(5.6) million, respectively.

Note 8. Equity

On February 26, 2009, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.26 per share (totaling $11.0 million), which was paid on April 13, 2009 to stockholders of record on March 19, 2009.

The computations of basic and diluted earnings per share for the quarters ended March 31, 2009 and 2008 are as follows:

	Quarter Ended
(In thousands)	March 31, 2009	March 31, 2008
Numerator:
Income applicable to common shares for earnings-per-share computation	$17,402	$8,522

Denominator:
Total shares outstanding	42,349	42,092
Less: weighted average unvested shares	(64)	(402)
Less: effect of calculating weighted average shares	(130)	(20)

Denominator for basic earnings per common share – weighted average shares outstanding	42,155	41,670
Plus: weighted average unvested shares	64	402
Plus: common stock equivalents of stock options outstanding	83	160
Plus: contingently issuable shares	29	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,331	42,232

Below is a summary of the activity and status of equity as of and for the quarter ended March 31, 2009:

(In thousands)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	42,184	$422	$166,210	$13,449	$(15,438)	$164,643	$476	$165,119
Non-cash compensation			508			508		508
Acquisition of noncontrolling interest in Virginia PCS Alliance L.C.			(298)			(298)	(355)	(653)
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			2			2		2
Restricted shares issued, shares issued through the employee stock purchase plan and stock options exercised	165	1	191			192		192
Cash dividends declared ($0.26 per share)				(10,995)		(10,995)		(10,995)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.				17,402
Amortization of unrealized loss from defined benefit plans, net of $0.1 million of deferred income taxes					200
Comprehensive income attributable to NTELOS Holdings Corp.						17,602
Comprehensive income attributable to noncontrolling interests							232
Total Comprehensive Income								17,834

Balance, March 31, 2009	42,349	$423	$166,613	$19,856	$(15,238)	$171,654	$353	$172,007

Note 9. Stock Plans

During the quarter ended March 31, 2009, the Company issued 549,453 stock options under the Equity Incentive Plan, of which 433,953 were issued to officers, and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest one year following the grant date. No options expired during the period. Additionally, during the quarter ended March 31, 2009, the Company issued 147,569 shares of restricted stock under the Equity Incentive Plan. These restricted shares vest over one, two or three years, or cliff vest after three years.

The fair value of each option and restricted stock award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations. For more details on these Black-Scholes assumptions, see Note 9 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The summary of the activity and status of the Company’s stock options for the quarter ended March 31, 2009 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2009	861	$18.34
Granted during the period	592	18.23
Exercised during the period	(15)	10.95
Forfeited during the period	(32)	20.05

Outstanding at March 31, 2009	1,406	$18.34	8.91 years	$(276)

Exercisable at March 31, 2009	406	$17.01	7.84 years	$457

Expected to vest at March 31, 2009	1,346	$18.30		$(218)

The weighted-average grant date fair value of stock options granted during the first quarter of 2009 and 2008 was $4.40 per share and $5.72 per share, respectively. The total intrinsic value of options exercised during the first quarter of 2009 and 2008 was $0.1 million for both respective periods. The total fair value of options that vested during the first quarter of 2009 and 2008 was $1.6 million and $0.6 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the quarter ended March 31, 2009 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2009	29	$21.45
Granted during the period	147	17.82
Vested during the period	—	—
Forfeited during the period	—	—

Restricted stock outstanding at March 31, 2009	176	$18.41

As of March 31, 2009, there was $3.0 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.8 years.

Note 10. Income Taxes

Income tax expense for the quarter ended March 31, 2009 was $11.7 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. The annual amounts of these non-deductible, non-cash share-based compensation charges relating to equity-based awards outstanding as of March 31, 2009 are projected to be $1.1 million in 2009 and $1.0 million in 2010.

The Company has unused net operating losses (“NOLs”) totaling $175.7 million as of March 31, 2009. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $150.3 million as follows: $6.9 million for the remainder of 2009, $9.2 million per year in 2010 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. None of the unrecognized benefits are expected to be recognized during the next twelve months.

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

The Company has approximately $0.6 million in purchase commitments remaining at March 31, 2009 related to its $88 million three-year vendor agreement entered into in 2007 to purchase network equipment primarily in support of the EV-DO upgrade. The Company has other purchase commitments relating to capital expenditures totaling $4.0 million as of March 31, 2009. These purchase commitments are expected to be satisfied during 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia under the NTELOS brand name. Our primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity network services and broadband Internet access (such as DSL and dedicated access).

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, all of whom are national providers. Our wireless revenues accounted for 77.6% of our total revenues in the first quarter of 2009 and approximately 86.7% of our total revenue growth over the first quarter of 2008. As of March 31, 2009, our wireless retail business had approximately 444,500 NTELOS-branded subscribers, an increase of 5.5% over the subscriber base as of March 31, 2008, representing an 8.1% penetration of our total covered population. In 2008 we commenced an upgrade of our wireless network to Evolution Data Optimized Revision A (“EV-DO”). As of March 31, 2009, 881 (or 74%) of our total cell sites have been upgraded to EV-DO, which is 85% complete with respect to the number of sites planned for EV-DO upgrade in this initial launch.

We amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers. For the quarter ended March 31, 2009, we realized wholesale revenues of $30.1 million, of which $28.8 million related to the Strategic Network Alliance, representing an increase of 22.6% over the first quarter of 2008.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural local exchange carriers (“RLECs”) under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Botetourt and Augusta counties. As of March 31, 2009, we operated approximately 40,300 RLEC telephone access lines. We also own a 2,300 route-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area through our Competitive segment. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of March 31, 2009, we served customers with approximately 49,500 CLEC access line connections. We also offer DSL services in over 97% of our RLEC service area and as of March 31, 2009, we operated approximately 22,800 broadband access connections in our markets, representing an increase of 9.4% over the connections on March 31, 2008. The wireline Competitive segment strategic products (local phone services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) experienced revenue growth of 8.5% over the first quarter of 2008. For the quarters ended March 31, 2009 and 2008, our wireline operating income margins were 34.6% and 34.0%, respectively. Commencing in late 2007, we have been introducing NTELOS video in selected neighborhoods within our two RLEC service areas. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 250 all-digital channels and 43 high-definition channels. It is delivered via fiber-to-the-home which allows us to deliver video, local and long distance telephone services, plus Internet access at speeds up to 20 megabits per second. At March 31, 2009, we had approximately 1,300 video customers and passed approximately 5,700 homes with fiber. Revenues from the broadband and video products are included in the Competitive wireline segment.

We expect many of the market risk factors which affected our results of operations in 2008 to continue into 2009 (see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008). Additionally, the impact of overall unfavorable economic conditions that we began to experience in the fourth quarter of 2008 is expected to continue into 2009.

In wireless, our first quarter 2009 gross subscriber additions were over 50,000, a record level of quarterly additions. Our wireless network upgrade to EV-DO and network expansion and improvements from cell site additions in recent years, coupled with a more robust handset offering contributed to these record-level additions. Offsetting this growth, however, was the current economic climate which contributed to slower wireless net subscriber growth as a result of an increase in customer churn in the second half of 2008 and the first quarter of 2009. These higher churn levels are expected to continue throughout the remainder of 2009. Additionally, postpay competition is expected to stiffen as the market gets closer to saturation. Competition with prepaid products also will likely intensify as more competitors target this segment as a means to sustain growth and increase market share. Average monthly revenues per handset/unit in service, or ARPU, from voice is expected to continue to decline due to competitive and economic conditions. However, we anticipate data ARPU will continue to grow and offset the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $1.70 over the first quarter of 2008 and $0.86 over the fourth quarter of 2008. Higher handset subsidy costs are expected in 2009 as compared to 2008 due to an expected higher mix of smart phones and data cards associated with the projected growth in data ARPU. During the first quarter of 2009 smart phone and data card sales represented 27% of postpay sales for the quarter, up from 9% in the first quarter of 2008 and 18% in the fourth quarter of 2008. Data ARPU and revenue are expected to grow due to the continued increase in penetration and usage escalating from our EV-DO deployment, however, this upgrade has resulted in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. The network expenses will increase in 2009 due to having a full year of expenses related to EV-DO markets deployed during 2008 and to new EV-DO deployment in 2009. Capital expenditures associated with the EV-DO upgrade will decrease as a large portion of that upgrade was completed in 2008.

Wireless wholesale revenue was $30.1 million in the first quarter of 2009 and is expected to grow in the second quarter of 2009. However, effective July 1, 2009, one of the key rate elements will be reset and is expected to be reduced, the impact of which will likely result in total revenue from the Sprint agreement being billed at the $9 million monthly minimum for the balance of 2009 the effect of which will slow the rate of growth in operating revenues during the second half of 2009.

During 2008 and 2009, we have and plan to continue to expand our network footprint by launching our wireless service in additional new markets, including expansion to provide “in-town” coverage in markets which we had previously only provided coverage along key highway routes. Additionally, we plan to continue to expand and enhance our network coverage and capacity in many of our primary markets, allowing us to offer our customers an improved service area. We expect to incur significant initial costs associated with these expansion and improvement activities; however, we believe that these investments will provide future benefits by enabling us to continue to add new subscribers, retain existing subscribers and generate additional revenues.

Wireline access line losses are expected to continue in 2009, impacted by continued cable competition and wireless substitution. These line losses, coupled with mid-year 2009 anticipated rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, are expected to have a negative impact on our year-over-year

ILEC revenue growth. Our primary strategies to respond to this trend are to leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our customer base, and to promote our Competitive segment strategic products.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 4 in our Notes to condensed consolidated financial statements) to subscriber revenues used to calculate average monthly ARPU for the quarters ended March 31, 2009 and 2008.

	Quarter Ended
(Dollars in thousands, other than average monthly ARPU data)	2009	2008
Wireless communications revenues	$109,206	$101,913
Less: equipment revenues from sales to new customers	(1,772)	(4,017)
Less: equipment revenues from sales to existing customers	(5,269)	(2,498)
Less: wholesale revenues	(30,076)	(24,537)
Plus: other revenues and adjustments	53	16

Wireless gross subscriber revenues	$72,142	$70,877

Average number of subscribers	440,629	414,816
Total average monthly ARPU	$54.58	$56.95

Proforma total average monthly ARPU(1)	$54.58	$54.67

Wireless gross subscriber revenues	$72,142	$70,877
Less: wireless voice and other features revenues	(60,537)	(62,072)

Wireless data revenues	$11,605	$8,805

Average number of subscribers	440,629	414,816
Total data average monthly ARPU	$8.78	$7.08

(1)	We entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU from the comparative quarter in 2008. Historical periods will not be restated. The proforma amounts indicated above are calculated on a net basis effective January 1, 2008.

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	RLEC segment revenues, including local service, network access, toll and directory advertising;

•

Competitive segment revenues, including revenues from our key strategic products (local phone services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) and from other Competitive revenues (long distance, dial-up Internet services, switched access and reciprocal compensation); and

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and non-cash compensation expense related to stock and option instruments held by certain members of corporate management and related to the annual incentive plan for officers and certain other management positions;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment, amortization of intangible assets where applicable; and,

•	accretion of asset retirement obligations, or ARO.

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

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

Our noncontrolling interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to VeriSign. We also have a 97% majority interest in the Virginia PCS Alliance L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia.

The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Prior to the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, we attributed net income or losses to the noncontrolling interests in the VA Alliance only to the extent of capital contributions from the 3% minority owners. No capital contributions from the 3% minority owners were made during the three months ended March 31, 2009 or 2008. Effective with the adoption of SFAS No. 160 on January 1, 2009, we are now attributing net income or losses to the noncontrolling interests in the VA Alliance, which have cumulative losses in excess of their cumulative capital contributions.

Results of Operations

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008

Operating revenues increased $8.4 million, or 6.4%, from the quarter ended March 31, 2008 to the quarter ended March 31, 2009. Wireless PCS accounted for 86.7% of the increase, with growth occurring from subscriber revenues, wholesale revenues and equipment sales. Wireline contributed the remaining revenue increase primarily from growth in key strategic product revenues in the Competitive segment.

Operating income increased $7.5 million over the comparative quarter, from $26.1 million for the quarter ended March 31, 2008 to $33.6 million for the quarter ended March 31, 2009. Operating margin increased from 19.8% for the quarter ended March 31, 2008 to 23.9% for the quarter ended March 31, 2009.

Net income attributable to NTELOS Holdings Corp. increased $8.9 million over the comparative quarter. In addition to the $7.5 million increase in operating income, interest expense decreased $3.5 million and the change in gain/loss on interest rate swap was favorable $4.1 million, improving from a loss of $3.2 million in the first quarter of 2008 to a gain of $0.9 million in the first quarter of 2009. These changes, which served to increase net income, were partially offset by a $0.4 million decrease in other income, consisting primarily of interest income, an increase in income tax expense of $5.6 million and an increase in net income attributable to noncontrolling interests of $0.2 million.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the quarters ended March 31, 2009 and 2008:

Operating Revenues	Quarter Ended March 31,		$ Variance	% Variance
	2009	2008
(dollars in thousands)
Wireless PCS	$109,206	$101,913	$7,293	7.2%

Wireline
RLEC	14,690	14,435	255	1.8%
Competitive wireline	16,643	15,746	897	5.7%

Total wireline	31,333	30,181	1,152	3.8%

Other	125	155	(30)	(19.4)%

Total	$140,664	$132,249	$8,415	6.4%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $7.3 million from the first quarter of 2008 to the first quarter of 2009 due to an increase in our NTELOS-branded net subscriber revenue of $1.4 million, or 1.9%, a $5.5 million, or 22.6%, increase in wholesale and roaming revenues and an increase in equipment sales revenues of $0.4 million, or 5.2%.

The increase in subscriber revenue reflects increased postpay revenue of $3.4 million, or 6.7%, $3.0 million of which is from growth in data revenue. Offsetting this increase was a decline in prepay revenues of $2.0 million due to lower prepay ARPU brought about by competitive pricing reductions and economic conditions which contributed to subscribers changing to or purchasing lower priced plans. Underlying the 57.1% growth in data revenue was the technology upgrade to EV-DO (deployed to 74% of our cell sites by March 31, 2009), and an increased sales emphasis on smart phones and other data-centric handsets coupled with a richer array of data packages. The total data ARPU for all prepay and postpay products was $8.78 for the first quarter of 2009 compared to $7.08 for the first quarter of 2008, an increase of 24.1%, reflecting the increased take-rate on data packages and increased usage rates. Growth in data ARPU has largely offset declines in voice ARPU resulting from economic and competitive pressure, leading to blended ARPU of $54.58 for the first quarter of 2009, 4.2% below blended ARPU of $56.95 for the first quarter of 2008. Pro forma of the handset insurance reporting change (see footnote 1 to the ARPU reconciliation table above), blended ARPU decreased only slightly from the comparative quarter, from $54.67 in 2008 to $54.58 in 2009. In addition to the data ARPU growth, total subscribers increased from approximately 421,300 at March 31, 2008 to approximately 444,500 at March 31, 2009, a 23,200, or 5.5%, net subscriber growth.

The quarter-over-quarter increase in wholesale and roaming revenues was driven by a $4.8 million, or 19.9%, increase in revenue from the Strategic Network Alliance. Additionally, roaming revenues from other carriers grew $0.8 million. Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we added 121 cell sites within this wholesale service area from March 31, 2008 to March 31, 2009, improving existing service and extending this coverage area.

The term extension noted above was four years over the 2004 Resale Agreement term, to July 31, 2015, subject to automatic three-year extensions unless certain notice provisions are exercised. The Agreement prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the Agreement territory until 18 months prior to end of the Agreement. The Agreement specifies a series of usage rates for various types of services. The voice rate pricing under the Agreement was fixed through July 1, 2008, at rates comparable to the rates in the 2004 Resale Agreement, but provides for greater volume discounts in the future to provide incentives for the migration of additional traffic onto the network. After July 1, 2008, the voice rates will be reset semi-annually based on Sprint’s voice revenue yield. Generally, the data rate pricing is lower under the Agreement compared to the rates agreed to in the 2004 Resale Agreement in recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of the network upgrade and to also provide incentives for the migration of additional traffic onto the network. Data rates for Sprint in-market home subscribers are on a per subscriber basis. The data rate for Sprint customers that are traveling through the territory covered by the Agreement and use the network are on a per kilobyte basis, will reset quarterly beginning July 1, 2009.We estimate that the July 1, 2009 travel data rate reset will significantly decrease the rate currently in effect and will result in total revenue from this Agreement to be billed at the $9 million monthly minimum for the balance of 2009. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.2 million, or 3.8%, with revenues from strategic products increasing $1.1 million, or 8.5%, revenues from RLEC increasing $0.3 million, or 1.8%, and other Competitive revenues decreasing $0.2 million, or 5.9%.

•

RLEC Revenues. RLEC revenues increased 1.8% primarily due to increased access revenues of $0.5 million, offset by a decrease in local service revenues of $0.3 million as a result of a 6.7% decrease in access lines. The increase in access revenues was primarily driven by a 5.4% increase in carrier access minutes due primarily to growth in usage by wireless carriers. Our interstate access rates will be subject to a biennial reset (reduction) on July 1, 2009. Also included in the quarter-over-quarter increase in access revenues was a favorable change of $0.2 million resulting from unfavorable access billing disputes recorded during the first quarter of 2008.

Access lines totaled approximately 40,300 as of March 31, 2009 and 43,300 as of March 31, 2008. This access line loss is reflective of residential wireless substitution, the introduction of competitive voice service offerings from Comcast, which commenced in May 2008 in one of our three RLEC markets, and the conversion of Centrex lines to PBX trunks. We expect that this competition will primarily be for residential customers. We expect to encounter additional voice competition in 2009 which could result in greater line losses than experienced in 2008.

•

Competitive Wireline Revenues. Competitive wireline revenue for the first quarter of 2009 increased $0.9 million over the first quarter of 2008, with the growth in strategic products being offset by the decline in other revenues as noted above. Broadband voice and data services include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet. Revenues from these services increased $0.9 million, or 19.2%. Additionally, revenues from IPTV-based video services increased $0.2 million, or 283%, driven by a 213% increase in customers. Dial-up Internet customers continue to decline, resulting in a revenue decline of $0.1 million, to $0.6 million for the first quarter of 2009.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the quarters ended March 31, 2009 and 2008:

Operating Expenses	Quarter Ended March 31,		$ Variance	% Variance
	2009	2008
(dollars in thousands)
Wireless PCS	$66,415	$61,989	$4,426	7.1%

Wireline
RLEC	3,741	3,850	(109)	(2.8)%
Competitive wireline	9,849	9,294	555	6.0%

Total wireline	13,590	13,144	446	3.4%

Other	2,558	1,570	988	62.9%

Operating expenses, before non-cash compensation charges, depreciation and amortization and accretion of asset retirement obligations	82,563	76,703	5,860	7.6%
Non-cash compensation	1,043	1,160	(117)	(10.1)%
Depreciation and amortization	23,158	28,014	(4,856)	(17.3)%
Accretion of asset retirement obligations	276	228	48	21.1%

Total operating expenses	$107,040	$106,105	$935	0.9%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before non-cash compensation charges, depreciation and amortization and accretion of asset retirement obligations:

•

Wireless Communications –The operating expense increase in wireless communications over the comparative period was primarily due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $1.7 million over the comparative quarter related to additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, and a 15.4% increase in the number of cell sites as of March 31, 2009 over March 31, 2008. Bad debt expense increased $1.2 million over the comparative quarter due to an increase in involuntary churn and economic pressures. Also, advertising expense increased $0.5 million related to heavier advertising in response to competitive pressure, and compensation, benefits and sales commissions increased a total of $0.9 million primarily due to an increase in pension expense (a result of lower pension plan asset values as of December 31, 2008 due to a significant decline in 2008 of the fair value of plan assets) and an increase in selling costs from higher gross subscriber additions. Finally, rent and repairs and maintenance costs increased $0.4 million over the comparative quarter primarily from new cell sites.

The increases in wireless communications operating expenses described above were offset by a net $0.4 million decrease in variable cost of sales and services (“COS”) . This decrease was due primarily to a $3.0 million reduction in handset insurance COS related to the April 1, 2008 reporting change discussed in the Other Overview Discussion section above. Absent this decrease, variable COS increased $2.6 million, or 14.2%, primarily as a result of a $2.0 million increase in equipment COS due to an increase in subscriber additions, an increase in exchanges and sales to existing customers that upgrade and extend their contract period, and an increase in handset sales to our handset insurance provider. Sales to new and existing customers rose in the first quarter of 2009 due to the increase in selection of smart phones and other data-centric handsets coupled with more data product offerings and capabilities and attractive handset pricing intended to attract new customers and encourage existing customers to renew their contracts. This also led to a $0.6 million increase in data COS over the comparative quarter and an increase in other COS of $0.3 million. These increases were offset by a $0.4 million decline in roaming COS as a result of in-network roaming savings related to continued cell site expansion and lower roaming rates from our roaming partners.

We expect continued growth in COS expenses as our customer base grows, sales of national plans increase, sales of smart phones and data cards continue to represent a significantly higher percentage of total sales than in the prior year and usage of data features increases.

•

Wireline Communications – The increase in wireline operating expenses noted in the table above is primarily attributable to a $0.4 million increase in access expense due to increases in video programming fees related to the increase in IPTV subscribers in our ILEC areas and increases in long distance cost of sales related to increased usage. The balance of the increase is due to increases in support of Competitive services such as METRO-E, Broadband and other services, and an increase in pension expense.

•

Other – The increase in other operating expenses is primarily attributable to the recognition in the first quarter of 2009 of a $1.0 million signing bonus paid to our new President and Chief Operating Officer in consideration of compensation foregone by him by departing his previous employer before 2009 vesting dates.

COST OF SALES AND SERVICES—Cost of sales and services increased $2.4 million, or 5.5%, from the first quarter of 2008 to the first quarter of 2009. Cell site and network access costs increased $1.9 million primarily related to an increase in the number of cell sites over the comparative quarter and additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, as described above. Other notable expenses were rent, repairs and maintenance and compensation and benefits, which increased $0.7 million collectively over the comparative quarter.

These increases were offset by a $0.4 million decrease in variable COS. As discussed above, this was primarily due to a $3.0 million decrease in handset insurance cost of sales from the first quarter of 2008 primarily related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above), primarily offset by the increases in equipment COS and data COS.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $2.8 million, or 10.5%, from the first quarter of 2008 to the first quarter of 2009. Bad debt expense increased $1.3 million reflecting economic conditions and a favorable bad debt reserve adjustment in first quarter of 2008. Wireless advertising expenses increased $0.5 million related to an increase in promotional pricing to combat the increase in competitive and economic pressures. Compensation and benefits expenses increased $0.8 million associated with inflationary growth in wages, an increase in personnel to support subscriber growth and an increase in pension expense. The remaining increases in 2009 over 2008 primarily relate to increased wireless selling expenses due to an increase in gross subscriber additions.

CORPORATE OPERATIONS EXPENSES— Corporate operations expenses increased $0.6 million, or 7.0%, from the first quarter of 2008 to the first quarter of 2009. Included in the results for the first quarter of 2009 was the $1.0 million signing bonus for our new President and Chief Operating Officer who was hired in March 2009. Absent this one-time expense, corporate operations expenses decreased $0.4 million, or 4.9%, due primarily to a $0.6 million decrease in non-cash compensation expense for our equity awards which decreased as a result of the final vesting of the majority of our former Class A shares in the second quarter of 2008 and a $0.2 million decrease in compensation and benefits, offset by increases in professional fees and operating taxes.

DEPRECIATION AND AMORTIZATION EXPENSES— Depreciation and amortization expenses decreased $4.9 million, or 17.3%, from the first quarter of 2008 to the first quarter of 2009. This decrease is primarily attributable to a decrease in accelerated depreciation of $5.8 million primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated related to the EV-DO upgrade discussed below, which was 98% complete in the service area covered by the Strategic Network Alliance by December 31, 2008. Amortization expense decreased $0.3 million due to the scheduled completion of amortization for a customer list intangible asset after the first quarter of 2008. Offsetting this, normal depreciation increased $1.2 million due to the $134.0 million increase in the average depreciable base, with significant investments in property, plant and equipment during 2008, as further discussed in the liquidity and capital resources section below.

As discussed above in the “wireless communications revenue” section, we have upgraded a majority of our coverage areas with EV-DO. During the first quarters of 2009 and 2008, we have recorded $2.6 million and $8.4 million, respectively, in accelerated depreciation primarily on the 3G-1xRTT assets as they have been disposed of or are planned for disposal prior to their previously planned useful lives. We expect to record approximately $2.8 million of additional accelerated depreciation related to the EV-DO upgrade in the remainder of 2009.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased less than $0.1 million in the first quarter of 2009 over the first quarter of 2008 primarily due to cell site expansion.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $3.5 million, or 39.8%, from the first quarter of 2008 to the first quarter of 2009 due primarily to the precipitous drop in LIBOR rates and a lower debt balance due to $6.3 million of debt repayments in the year ended December 31, 2008.

Loss on interest rate swap instrument(s) decreased $4.1 million from the first quarter of 2008 to the first quarter of 2009. In February 2008, NTELOS Inc. entered into an 18 month interest rate swap agreement which commenced in September 2008 to replace the previous interest rate swap. These swap agreements were not designated as interest rate hedge instruments for accounting purposes and, therefore, the changes in the fair value of the swap agreements are recorded currently as gain (loss) on interest rate swap. The current swap agreement had a fair value of an $8.3 million liability which is included in the long-term liabilities section of the condensed consolidated balance sheets.

Other income primarily relates to interest income from cash. It declined $0.4 million from the first quarter of 2008 to the first quarter of 2009 due to significantly lower short-term investment interest rates.

INCOME TAXES

Income tax expense for the quarter ended March 31, 2009 was $11.7 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. The amounts of these charges based on equity-based awards outstanding as of March 31, 2009 are projected to be approximately $1.1 million for the remainder of 2009. Income tax expense for the quarter ended March 31, 2008 was $6.1 million, driven by non-deductible, non-cash share-based compensation.

We have unused net operating losses (“NOLs”) totaling $175.7 million as of March 31, 2009. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $150.3 million as follows: $6.9 million for the remainder of 2009, $9.2 million per year in 2010 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the quarters ended March 31, 2009 and 2008, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash from operations will continue to grow in the future as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment.

As of March 31, 2009, we had $683.4 million in aggregate long term liabilities, consisting of $599.7 million in outstanding long-term debt ($606.5 million including the current portion) and approximately $83.7 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. While we have received no indication that this would be the case at this time, continued volatility in the financial markets could restrict our ability to draw on the Revolving Credit Facility if any of the lenders, some of whom are large financial institutions, are unable to perform their obligations under this facility. If we were to borrow under our Revolving Credit Facility to obtain additional capital, we would be required to repay such borrowings by the February 24, 2010 expiration date of this facility.

In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At March 31, 2009, the net present value of these future minimum lease payments was $1.6 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $4.7 million in 2009, $153.6 million in 2010 and $446.6 million in 2011.

We have a restricted payment basket, initially set at $30.0 million, which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to us. This restricted payment basket is increased by $6.5 million per quarter plus an additional amount annually for 75% of calculated excess cash flow above $26.0 million, based on the definition in the Credit Agreement, and is decreased by any actual restricted payments. The restricted payment basket was $29.5 million and $41.1 million as of March 31, 2009 and 2008, respectively. Following the $11.0 million dividend declared on February 26, 2009 and paid on April 13, 2009, the restricted payment basket was further reduced to $18.5 million.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants, specifically a maximum ratio of total debt outstanding to EBITDA (as defined under the Amended Credit Agreement) and a minimum interest coverage ratio. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of March 31, 2009, we are in compliance with all of our debt covenants, and our ratios at March 31, 2009 would be in compliance with any future period financial covenant ratio requirement under the Amended Credit Agreement.

Our ratios under the foregoing restrictive covenants as of March 31, 2009 are as follows:

	Actual	Covenant Requirement at March 31, 2009
Total debt outstanding to EBITDA	2.67	Not more than 4.75
Minimum interest coverage ratio	7.92	Not less than 2.50

During the quarter ended March 31, 2009, net cash provided by operating activities was approximately $44.3 million. Net income during this period was $17.4 million. We recognized $33.9 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $7.0 million. The principal changes in operating assets and liabilities from December 31, 2008 to March 31, 2009 were as follows: accounts receivable decreased by $6.3 million due to a reduction in Sprint receivable at quarter end (Note 3 in our Notes to condensed consolidated financial statements); inventories and supplies decreased $1.5 million driven by seasonal reduction in inventory from peak selling season; other current assets increased $4.0 million related to increases in prepaid maintenance contract and rents; changes in income taxes totaled $3.1 million due to first quarter estimates not being due until April 15; accounts payable decreased $0.9 million; and other current liabilities decreased $3.9 million primarily related to the 2008 annual bonus payment in March 2009. Retirement benefit payments for the first quarter of 2009 were approximately $9.2 million which includes a $9.0 million pension plan funding.

During the quarter ended March 31, 2008, net cash provided by operating activities was approximately $34.9 million. Net income during this period was $8.5 million. We recognized $37.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $11.1 million. The principal changes in operating assets and liabilities from December 31, 2007 to March 31, 2008 were as follows: accounts receivable increased by $0.1 million due to increased revenues of 8.8%, offset by improved collections and accounts receivable aging; inventories and supplies decreased $3.0 million driven by higher quantities on hand at year-end to support seasonally higher sales activity early in the first quarter; other current assets increased $0.3 million largely related to increases in prepaid maintenance contracts; income tax receivable decreased $2.4 million; accounts payable decreased $5.8 million due to the timing of payments at the end of the respective quarters; and, other current liabilities decreased $4.7 million due primarily to the annual bonus payout in March 2008. Retirement benefit payments for the first quarter of 2008 were approximately $5.6 million which includes a $5.4 million pension plan funding payment.

Our cash flows used in investing activities for the quarter ended March 31, 2009 were approximately $32.3 million. Of this total, $0.7 million was used to acquire a noncontrolling interest in the VA Alliance and $31.6 million was used for the purchase of property and equipment comprised of (i) approximately $18.0 million related to our wireless business, including approximately $1.0 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $3.2 million of continued network coverage expansion and enhancements within our coverage area, approximately $12.6 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $1.2 million to support our existing networks and other business needs, (ii) approximately $10.2 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and (iii) approximately $3.5 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

Our cash flows used in investing activities for the quarter ended March 31, 2008 were approximately $25.4 million used for the purchase of property and equipment comprised of (i) approximately $10.6 million related to our wireless business, including approximately $4.0 million of incremental capital expenditures related to our network upgrade to EV-DO, (ii) approximately $11.0 million related to our RLEC and Competitive wireline businesses and (iii) approximately $3.9 million related to information technology and corporate expenditures.

We currently expect capital expenditures for 2009 to be in the range of $109 million to $115 million, including incremental capital expenditures for an upgrade to our wireless network related to EV-DO. We expect that our capital expenditures associated with our wireless business in 2009 will be in the range of $58 million to $62 million, of which approximately $3 million represents incremental capital expenditures related to our network upgrade to EV-DO, $17 million to $20 million represents continued network coverage expansion and enhancements within our coverage area, $34 million to $35 million represents expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and the remaining $4 million is targeted to support our existing networks and other business needs. We expect that our capital expenditures associated with our wireline business in 2009 will be in the range of $32 million to $34 million, which is targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. In addition, we expect to invest approximately $12 million for a new wireless prepay billing platform which will provide for increased functionality, and a web portal which will enhance the customer interface and allow for more online services. We expect to spend another $7 million for enhancements and upgrades to our other information technology and corporate expenditures to enhance and maintain the back office support systems to support the continued growth and introduction of new service offerings and applications.

Net cash used in financing activities for the quarter ended March 31, 2009 aggregated $12.1 million, which primarily represents the following:

•	$1.6 million in payments on our first lien term loan;

•	$11.0 million for common stock cash dividends ($0.26 per share) paid on January 12, 2009;

•	$0.2 million proceeds and tax benefits primarily related to the exercise of stock options; and,

•	$0.2 million net borrowings under capital leases.

Net cash used in financing activities for the quarter ended March 31, 2008 aggregated $10.3 million, which primarily represents the following:

•	$1.6 million in payments on our first lien term loan;

•	$8.8 million used to pay common stock cash dividends ($0.21 per share) on January 10, 2008; and,

•	approximately $0.1 million proceeds and tax benefits primarily related to the exercise of stock options.

As of March 31, 2009, we had approximately $65.6 million in cash and working capital (current assets minus current liabilities) of approximately $39.0 million. As of December 31, 2008, we had approximately $65.7 million in cash and working capital of approximately $49.7 million. Of the cash on hand on March 31, 2009, $62.2 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

On January 12, 2009, we paid dividends totaling $11.0 million, or $0.26 per share, which was declared on November 4, 2008. We paid a dividend of $0.26 per share on April 13, 2009, which was declared on February 26, 2009 for stockholders of record on March 19, 2009 that totaled $11.0 million. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our current cash balances of $65.6 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures and cash dividend payments until December 31, 2010 (assuming we are able to refinance our long-term debt facility prior to December 31, 2010). Our projected capital expenditure levels in 2009 are $109 million to $115 million, substantial amounts of which are for cell site additions and fiber construction which are highly discretionary in nature. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future. Additionally, on December 31, 2010, we have our first of four quarterly debt repayments of $148.9 million scheduled for payment which will require refinancing of our long-term debt facility prior to December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of March 31, 2009, $604.9 million was outstanding under the first lien term loan. As of March 31, 2009, NTELOS Inc. had a leverage ratio of 2.67:1.00 and an interest coverage ratio of 7.92:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt in the form of capital leases totaling $1.6 million as of March 31, 2009.

We have a $600.0 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the first lien term loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 2.66%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 1.21% as of March 31, 2009. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. Our interest payments against the first lien term loan are LIBOR plus 2.25%. LIBOR can be locked in monthly, quarterly or for six months. During the quarter ended March 31, 2009, we set the LIBOR rate monthly with an average rate of 0.5%. The difference between this and the three month LIBOR rate from the swap agreement served to lower our effective interest rate by this spread difference. We have interest rate risk on borrowings under the first lien term loan in excess of the $600.0 million covered by the swap agreement ($4.9 million at March 31, 2009) and we could be exposed to loss if the counterparty to the swap agreement defaults. This swap agreement matures in March 2010.

At March 31, 2009, our financial assets included cash of $65.6 million. Other securities and investments totaled $0.8 million at March 31, 2009.

The following sensitivity analysis indicates the impact at March 31, 2009, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates or, in the case of the swap agreement, a one percent increase and a one percent decrease in the interest rates:

(In millions)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$604.9	$565.6	$572.5	$558.8
Capital lease obligations	1.6	1.6	1.8	1.5
Interest rate swaps	$(8.3)	$(8.3)	$(13.9)	$(2.7)

A ten percent increase or decrease in interest rates would result in a change of $0.3 million in interest expense for 2009, based on an assumption that the LIBOR rate at March 31, 2009 remained unchanged throughout the remainder of 2009 and that $600 million of the first lien term loan is covered by the swap agreement at a LIBOR rate of 2.66%.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first quarter of 2009 or existing policies that were changed during the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 beginning on January 1, 2008. However, the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis was deferred to fiscal years beginning after November 15, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. The effect of adoption was immaterial to us and resulted in expanded disclosures regarding our interest rate swap.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” Statement 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for periods beginning on or after December 15, 2008. We will apply SFAS No. 141R to business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in the consolidated financial statements. We have adopted SFAS No. 160 effective January 1, 2009 and have recast comparative period information to classify noncontrolling interests in equity. Additionally, we are now attributing net income or losses to the noncontrolling interests in the VA Alliance, which have cumulative losses in excess of their cumulative capital contributions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under

SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Statement expands the current disclosure framework in SFAS No. 133. We have adopted SFAS No. 161 in 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. Under the FSP, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for Statement 142’s entity-specific factors. The guidance is restricted to estimating the useful life of recognized intangible assets; it contains no guidance on how to measure or amortize them or account for the costs of renewals. The FSP also adds disclosures to those already required by SFAS No. 142. We have adopted this FSP effective January 1, 2009, including the additional disclosure requirements relating to costs incurred to renew or extend the term of a recognized intangible asset (Note 2 in our Notes to condensed consolidated financial statements), and we will apply the provisions of this FSP prospectively to intangible assets acquired or renewed after the effective date of this FSP.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP will require unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities. The impact of this FSP was immaterial to our calculation of earnings per share.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP provides guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We will implement the provisions of this standard for our year end 2009 reporting disclosures.

In November 2008, the FASB issued EITF 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in R&D activities. The consensus specifies that a defensive intangible asset should be accounted for as a separate unit of accounting and must be assigned a useful life in accordance with paragraph 11 of FASB Statement No. 142, Goodwill and Other Intangible Assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the guidance in EITF 08-7 for any defensive intangible assets acquired on or after January 1, 2009.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 19 to 35) in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the first quarter of 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Form of Restricted Stock Award Agreement for James S. Quarforth and David R. Maccarelli

31.1*	Certificate of James S. Quarforth, Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 1, 2009	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer and Chairman of the Board

Dated: May 1, 2009	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary