Form 10-Q
period 2009-06-30
NTELOS HOLDINGS CORP
filed 2009-08-06
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

There were 42,369,469 shares of the registrant’s common stock outstanding as of the close of business on August 3, 2009.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	June 30, 2009	December 31, 2008
Assets

Current Assets
Cash	$65,061	$65,692
Accounts receivable, net of allowance of $15,780 ($14,365 in 2008)	43,777	47,270
Inventories and supplies	9,778	11,107
Other receivables	2,458	2,809
Income tax receivable	—	718
Prepaid expenses and other	12,046	8,843

	133,120	136,439

Securities and Investments	878	762

Property, Plant and Equipment
Land and buildings	43,267	42,589
Network plant and equipment	573,713	567,466
Furniture, fixtures and other equipment	67,367	62,946

Total in service	684,347	673,001
Under construction	40,927	14,550

	725,274	687,551
Less accumulated depreciation	249,373	241,078

	475,901	446,473

Other Assets
Goodwill	118,448	118,448
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $54,600 ($48,899 in 2008)	68,490	74,151
Radio spectrum licenses in service	115,447	115,449
Radio spectrum licenses not in service	17,004	16,931
Deferred charges and other assets	3,105	3,648

	354,494	360,627

	$964,393	$944,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,819	$6,739
Interest rate swap	7,746	—
Accounts payable	33,165	31,645
Dividends payable	11,014	10,968
Advance billings and customer deposits	19,579	19,772
Accrued payroll	4,004	10,119
Accrued interest	1,016	290
Income tax payable	1,575	—
Accrued operating taxes	4,364	3,439
Other accrued liabilities	4,193	3,787

	93,475	86,759

Long-term Liabilities
Long-term debt	598,158	601,173
Retirement benefits	48,735	55,613
Deferred income taxes	16,999	1,024
Interest rate swap	—	9,184
Other long-term liabilities	23,510	21,834
Income tax payable	3,698	3,595

	691,100	692,423

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,363 shares issued and outstanding (42,184 in 2008)	424	422
Additional paid in capital	167,660	166,210
Retained earnings (Note 3)	26,179	13,449
Accumulated other comprehensive loss	(15,039)	(15,438)

Total NTELOS Holdings Corp. Stockholders’ Equity	179,224	164,643
Noncontrolling interests	594	476

	179,818	165,119

	$964,393	$944,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Operating Revenues	$140,001	$130,805	$280,665	$263,054

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	44,472	39,960	89,696	82,817
Customer operations	28,770	26,322	58,184	52,949
Corporate operations	7,994	8,624	16,962	17,003
Depreciation and amortization	23,091	25,812	46,249	53,826
Accretion of asset retirement obligations	285	268	561	496

	104,612	100,986	211,652	207,091

Operating Income	35,389	29,819	69,013	55,963

Other Income (Expenses)
Interest expense	(6,484)	(8,040)	(11,790)	(16,855)
Gain on interest rate swap	510	9,478	1,438	6,299
Other (expense) income	(132)	383	(57)	827

	(6,106)	1,821	(10,409)	(9,729)

	29,283	31,640	58,604	46,234
Income Tax Expense	11,706	12,482	23,393	18,537

Net Income	17,577	19,158	35,211	27,697

Net Income Attributable to Noncontrolling Interests	(241)	(14)	(473)	(31)

Net Income Attributable to NTELOS Holdings Corp.	$17,336	$19,144	$34,738	$27,666

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic	$0.41	$0.46	$0.82	$0.66
Income per share – diluted	$0.41	$0.45	$0.82	$0.65

Weighted average shares outstanding – basic	42,173	41,960	42,164	41,815
Weighted average shares outstanding – diluted	42,448	42,291	42,389	42,262

Cash Dividends Declared per Share – Common Stock	$0.26	$0.21	$0.52	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income attributable to NTELOS Holdings Corp.	$34,738	$27,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,548	47,773
Amortization	5,701	6,053
Accretion of asset retirement obligations	561	496
Deferred income taxes	15,721	12,153
Gain on interest rate swap instrument	(1,438)	(6,299)
Non-cash compensation expense	2,565	1,873
Amortization of loan origination costs and debt discount	189	189
Noncontrolling interests	473	31
Retirement benefits and other	2,811	2,661
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	3,493	(246)
Decrease in inventories and supplies	1,329	2,628
Increase in other current assets	(2,852)	(220)
Changes in income taxes	2,398	15,048
Increase in accounts payable	1,520	3,748
Decrease in other current liabilities	(4,209)	(2,406)
Retirement benefit contributions and distributions	(9,438)	(5,780)

Net cash provided by operating activities	94,110	105,368

Cash flows from investing activities
Purchases of property, plant and equipment	(69,539)	(56,730)
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	(653)	—
Other	2	127

Net cash used in investing activities	(70,190)	(56,603)

Cash flows from financing activities
Repayments on first lien term loan	(3,144)	(3,144)
Cash dividends paid on common stock	(21,962)	(17,672)
Other	555	749

Net cash used in financing activities	(24,551)	(20,067)

(Decrease) increase in cash	(631)	28,698
Cash:
Beginning of period	65,692	53,467

End of period	$65,061	$82,165

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. and its subsidiaries, is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity network services and broadband Internet access services. Holdings Corp. does not have any independent operations.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 and for the three and six months ended June 30, 2008 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and has been revised for the correction of an immaterial error (Note 3) and the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, as described below.

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform to current year presentation. On its condensed consolidated balance sheets, the Company reclassified noncontrolling interests to equity in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which the Company adopted on January 1, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc. or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at June 30, 2009 has maintained a high rating by Standard & Poor’s and Moody’s.

At June 30, 2009 and December 31, 2008, the Company did not have any cash equivalents. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts which are fully insured by the FDIC. The total held in the market rate savings account at June 30, 2009 and December 31, 2008 was $3.3 million and $64.2 million, respectively. The remaining $61.8 million of cash at June 30, 2009 was held in non-interest bearing deposit accounts. Total interest income related to cash was $0.1 million for the six months ended June 30, 2009 and $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense for the three months ended June 30, 2009 and 2008 was $3.8 million and $2.0 million, respectively, and bad debt expense for the six months ended June 30, 2009 and 2008 was $6.1 million and $2.9 million, respectively. The Company’s allowance for doubtful accounts was $15.8 million and $14.4 million for the periods ending June 30, 2009 and December 31, 2008, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of June 30, 2009 that would require it to perform impairment testing.

During the three and six months ended June 30, 2009, the Company recorded approximately $1.2 million ($0.7 million to net income and $0.02 per share) and $2.4 million ($1.4 million to net income and $0.03 per share), respectively, of accelerated depreciation related to equipment that has been or is scheduled to be replaced or redeployed in connection with the Company’s EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”), and based on the Company’s plan to upgrade a substantial portion of its current service coverage areas outside its wholesale territory by 2009. During the three and six months ended June 30, 2008, the Company recorded $5.6 million ($3.4 million to net income and $0.08 per share) and $13.5 million ($8.2 million to net income and $0.20 per share), respectively, of accelerated depreciation related to equipment that has been or is scheduled to be replaced or redeployed in connection with this network upgrade. The total net book value of the related equipment subject to early retirement was approximately $80 million on August 1, 2007, the date the decision was made to perform the network upgrade, and is approximately $21.2 million as of June 30, 2009.

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

The Company determined that there were no material impairment indicators present as of June 30, 2009 that would require testing during the three months ended June 30, 2009.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At June 30, 2009 and December 31, 2008, other intangibles were comprised of the following:

			June 30, 2009		December 31, 2008
(Dollars in thousands)	Estimated Life	Weighted Average Period Prior to Next Renewal or Extension	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Customer relationships	3 to 15 yrs.	5.7 yrs	$113,440	$51,914	$113,400	$46,535
Trademarks	14 to 15 yrs.	10.8 yrs	9,650	2,686	9,650	2,364

Total			$123,090	$54,600	$123,050	$48,899

The Company amortizes its definite-lived intangible assets using the straight-line method. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or six months ended June 30, 2009 or the year ended December 31, 2008. Amortization expense for the three and six months ended June 30, 2009 was $2.8 million and $5.7 million, respectively, and amortization expense for the three and six months ended June 30, 2008 was $2.9 million and $6.1 million, respectively.

Amortization expense for the remainder of 2009 and the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2009	$5,377	$322	$5,699
2010	10,754	645	11,399
2011	10,754	645	11,399
2012	10,097	645	10,742
2013	9,768	645	10,413
2014	$9,768	$645	$10,413

Share-Based Compensation

The Company accounts for share-based employee compensation plans under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. Share-based compensation expense (recorded as non-cash compensation expense in the Company’s condensed consolidated statements of operations) has historically included share-based compensation expense related to equity awards, with an offsetting increase to additional paid-in capital on the condensed consolidated balance sheet. Effective for the 2009 fiscal year, certain annual incentive bonus amounts for officers and certain other management positions are to be paid through a grant of common stock, to the extent earned, in March 2010. The estimated annual incentive bonus earned through June 30, 2009 for these employees of $1.1 million has been classified as a long-term liability on the condensed consolidated balance sheet as it will not be settled with current assets. It will be reclassified to equity upon satisfying the conditions for issuance of the common stock. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Share-based compensation expense of $0.1 million for these matching contributions has been recorded as non-cash compensation, with an offsetting increase to additional paid-in capital on the condensed consolidated balance sheet, beginning on June 1, 2009.

The fair value of the common stock options granted in 2009 and 2008 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 10).

Total non-cash compensation expense related to all of the Company’s share-based awards, the Company’s 401(k) matching contributions and the Company’s 2009 annual incentive bonus plan for officers and certain management positions for the three and six months ended June 30, 2009 and 2008 (Note 10) was allocated as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of sales and services	$150	$72	$243	$172
Customer operations	310	118	500	264
Corporate operations	1,062	523	1,822	1,437

Non-cash compensation expense	$1,522	$713	$2,565	$1,873

Future non-cash compensation expense related to instruments outstanding at June 30, 2009 for the remainder of 2009 and the years 2010 through 2013 is estimated to be $1.7 million, $2.5 million, $1.7 million, $0.7 million and $0.1 million, respectively. Non-cash compensation expense related to the annual incentive bonus plan discussed above is conditional on the attainment of certain financial performance targets and non-cash compensation expense related to the 401(k) match is conditional on future participant contributions; as such, the future non-cash compensation estimates do not include these elements.

Derivatives and Hedging Activities

The Company adopted SFAS No. 157, Fair Value Measurement in 2008. SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. The Company accounts for its interest rate swap instrument outstanding on June 30, 2009 under the provisions of SFAS No. 133, which requires that this instrument be recorded at fair value on its condensed consolidated balance sheets, and follows the disclosure requirements set forth in SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (Note 8). The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve and considered credit worthiness of the counterparty in assessing fair value. The Company’s valuation techniques for this instrument are considered to be level two fair value measurements within the SFAS No. 157 fair value hierarchy. The fair value determined at June 30, 2009 was a liability of $7.7 million.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and six months ended June 30, 2009 and 2008, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$731	$686	$1,461	$1,372
Interest cost	899	786	1,798	1,572
Expected return on plan assets	(758)	(956)	(1,516)	(1,913)
Amortization of loss	288	—	576	—
Early retirement cost	—	860	—	860

Net periodic benefit cost	$1,160	$1,376	$2,319	$1,891

Pension plan assets were valued at $39.2 million at June 30, 2009, which included funding contributions in the first quarter of 2009 of $9.0 million, and $29.1 million at December 31, 2008.

For the three and six months ended June 30, 2009 and 2008, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$31	$31	$63	$63
Interest cost	194	170	386	339
Amortization of loss	17	—	35	—

Net periodic benefit cost	$242	$201	$484	$402

The total expense recognized for the Company’s nonqualified pension plan for both the three months ended June 30, 2009 and 2008 was $0.2 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss. For each of the six-month periods ended June 30, 2009 and 2008, the total expense recognized for the Company’s nonqualified pension plan was $0.4 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy effective June 1, 2009 is to make matching contributions in shares of the Company’s common stock. Prior to June 1, 2009, the Company’s policy was to make matching contributions in cash.

Subsequent Events

The Company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued, and has determined that the pending refinancing of NTELOS Inc’s first lien term loan qualifies as a disclosable subsequent event (Note 5).

Note 3. Correction of Immaterial Error

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2008, the Company discovered that a portion of network usage by Sprint customers under the Company’s Strategic Network Alliance agreement had been incorrectly classified in the Company’s billing process. The Company assessed the materiality in accordance with Staff Accounting Bulletin No. 108 (“SAB 108”) and determined that the error was immaterial to previously reported amounts contained in its periodic reports and, accordingly, the Company would correct this error through subsequent periodic filings.

The effect of recording this immaterial correction in the condensed consolidated statement of operations for both the three and six months ended June 30, 2008 was a reduction of $0.2 million to wireless wholesale revenue. The annual effect of recording this immaterial correction in the consolidated balance sheet at December 31, 2008 is included in the following table. The Company anticipates resolving this matter with Sprint in 2009 and will record the amount of any settlement less than the estimated impact of the billing error in the period in which the settlement occurs.

	As of December 31, 2008
(In thousands)	As Reported	As Revised
Accounts receivable	$51,200	$47,270
Deferred tax liability	2,580	1,024
Retained earnings	15,823	13,449
Total equity	$167,493	$165,119

Note 4. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services.

The Company has one customer, Sprint, which accounted for approximately 23% of the Company’s total revenue for the three and six months ended June 30, 2009, and approximately 21% for the three and six months ended June 30, 2008. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended June 30, 2009
Operating revenues	$108,858	$14,458	$16,567	$118	$—	$140,001
Intersegment revenues(1)	67	1,652	1,097	7	(2,823)	—
Operating income (loss)	27,248	6,992	3,640	(2,491)	—	35,389
Depreciation and amortization	16,359	3,647	3,068	17	—	23,091
Accretion of asset retirement obligations	265	4	15	1	—	285
Non-cash compensation charges	$144	$90	$10	$1,278	$—	$1,522

As of and for the six months ended June 30, 2009
Operating revenues	$218,064	$29,148	$33,210	$243	$—	$280,665
Intersegment revenues(1)	130	3,226	2,340	13	(5,709)	—
Operating income (loss)	53,401	14,207	7,264	(5,859)	—	69,013
Depreciation and amortization	32,642	7,313	6,219	75	—	46,249
Accretion of asset retirement obligations	522	9	29	1	—	561
Non-cash compensation charges	242	153	15	2,155	—	2,565

Goodwill	69,107	33,438	15,903	—	—	118,448

Total segment assets	$534,777	$193,019	$121,680	$1,117	$—	$850,593
Corporate assets						113,800

Total assets						$964,393

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total

For the three months ended June 30, 2008
Operating revenues	$99,950	$14,922	$15,790	$143	$—	$130,805
Intersegment revenues(1)	52	1,593	1,025	11	(2,681)	—
Operating income (loss)	21,886	6,823	2,903	(1,793)	—	29,819
Depreciation and amortization	19,101	3,616	3,077	18	—	25,812
Accretion of asset retirement obligations	245	6	15	2	—	268
Non-cash compensation charges	—	—	—	713	—	713
VERP charges	$—	$593	$382	$—	$—	$975

For the six months ended June 30, 2008
Operating revenues	$201,863	$29,357	$31,536	$298	$—	$263,054
Intersegment revenues(1)	106	3,113	2,064	20	(5,303)	—
Operating income (loss)	40,374	13,844	6,138	(4,393)	—	55,963
Depreciation and amortization	40,329	7,177	6,280	40	—	53,826
Accretion of asset retirement obligations	453	9	29	5	—	496
Non-cash compensation charges	—	—	—	1,873	—	1,873
VERP charges	$—	$593	$382	$—	$—	$975

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The “Other” segment is comprised of the paging and communications services operations and certain unallocated corporate related items that do not provide direct benefit to the operating segments. For the three and six months ended June 30, 2009, total unallocated corporate operating expenses were $1.1 million and $3.5 million, respectively. Additionally, for the three and six months ended June 30, 2009, the “Other” segment included non-cash compensation of $1.3 million and $2.2 million, respectively, related to equity awards for employees receiving awards, the 2009 annual incentive bonus plan for officers and certain other management positions based on the underlying employees for which this relates and 401(k) matching contributions for Other segment employees.

For the three and six months ended June 30, 2008, total unallocated corporate operating expenses were $1.0 million and $2.4 million, respectively. Additionally, for the three and six months ended June 30, 2008, the “Other” segment included non-cash compensation of $0.7 million and $1.9 million, respectively, related to equity awards.

Depreciation expense related to corporate assets is allocated to the operating segments and was $1.9 million and $3.7 million for the three and six months ended June 30, 2009, respectively, and was $1.4 million and $2.6 million for the three and six months ended June 30, 2008, respectively.

Note 5. Long-Term Debt

As of June 30, 2009 and December 31, 2008, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
First lien term loan	$603,342	$606,486
Capital lease obligations	1,635	1,426

	604,977	607,912

Less: current portion of long-term debt	6,819	6,739

Long-term debt	$598,158	$601,173

Long-term debt, excluding capital lease obligations

The Company’s first lien term loan matures in August 2011, with quarterly payments of $1.6 million through September 30, 2010, and the remainder due in four equal quarterly installments over the year prior to maturity. The first lien term loan bears interest at rates 2.25% above the Eurodollar rate as long as the Company’s leverage ratio is less than 4.00:1.00. The first lien term loan also includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. At June 30, 2009, NTELOS Inc.’s leverage ratio (as defined under the Amended Credit Agreement) was 2.62:1.00 and its interest coverage ratio (as defined) was 8.52:1.00. The Company has a $35 million revolving credit facility that has never been drawn upon which expires in February 2010.

The first lien term loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. The amount of the restricted payment basket was $25.0 million as of June 30, 2009, which was subsequently reduced by an $11.0 million dividend paid on July 13, 2009. The restricted payment basket is increased by $6.5 million per quarter plus an additional amount annually for calculated excess cash flow, based on the definition in the Credit Agreement, and is decreased by any actual restricted payments.

The aggregate maturities of long-term debt outstanding at June 30, 2009, excluding capital lease obligations, based on the contractual terms of the instruments are $3.1 million for the remainder of 2009, $153.6 million in 2010 and $446.6 million in 2011.

During the three and six months ended June 30, 2009, the Company set its LIBOR rate on its first lien term loan monthly for an average rate of 0.45% for the three-month period (for a total rate of 2.70%) and an average rate of 0.44% for the six-month period (for a total rate of 2.69%). The Company’s blended average interest rate on its long-term debt as of June 30, 2009 was 4.6% including the impact from its interest rate swap agreement (Note 8).

On July 20, 2009, the Company announced that it had launched a process to refinance NTELOS Inc.’s existing first lien term loan, seeking to obtain $670 million of new senior secured credit facilities comprised of a $35 million revolving credit facility and a $635 million term loan. The Company plans to use the net proceeds of the new first lien term loan to refinance and extend the maturity of its outstanding first lien term loan, to pay closing costs and other expenses and for general corporate purposes. The closing of the new first lien term loan and revolving credit facility is expected to occur in early- to mid-August 2009, subject to market and other customary conditions.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the periods indicated below.

	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Cash payments for:
Interest (net of amounts capitalized)	$11,433	$13,732
Income taxes	5,379	1,860
Cash received from income tax refunds	3	10,358
Supplemental financing disclosure:
Dividend declared not paid	$11,014	$8,853

Interest payments in the above table are net of $2.8 million interest paid and $0.4 million interest received on the interest rate swap agreements for the six months ended June 30, 2009 and 2008, respectively. The amount of interest capitalized in the six months ending June 30, 2009 and 2008 was $0.1 million and $0.4 million, respectively.

Note 7. Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

The Company measures all derivatives at fair value based on information provided by the counterparty which the Company corroborates with third party information, and recognizes them as either assets or liabilities on the Company’s consolidated balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 8).

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2009:

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
June 30, 2009
Nonderivatives:
Financial assets:
Cash	$65,061		$65,061	$65,061
Long-term investments for which it is not practicable to estimate fair value	N/A		878	878
Financial liabilities:
Senior credit facility	603,342		603,342	586,750
Capital lease obligations	1,635		1,635	1,635
Derivatives relating to debt:
Interest rate swaps – liability	$600,000	*	$(7,746)	$(7,746)

*	Notional amount

The $0.9 million of long-term investments for which it is not practicable to estimate fair value in the table above represents the Company’s investment in CoBank, ACB (“CoBank”) and is primarily related to patronage distributions of restricted equity. This is a required investment related to the portion of the first lien term loan held by CoBank and it is carried under the cost method.

Note 8. Derivatives and Hedging Activities

The Company has an interest rate swap agreement, which commenced September 1, 2008 and extends through March 1, 2010, in order to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The interest rate swap has a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. The weighted average LIBOR rate applicable to this agreement was 0.67% on June 30, 2009 and therefore the Company paid the 1.99% difference to the swap party as indicated in Note 6 above.

NTELOS Inc. was also a party to an interest rate swap agreement that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three-month U.S. Dollar LIBOR.

At June 30, 2009, NTELOS recorded the interest rate swap at fair value ($7.7 million liability), all of which represents projected interest rate differences over the remaining term of the agreement (Note 2).

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, records the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods. The LIBOR rates remain volatile and, therefore, the fair value of this swap agreement is volatile and could change materially. As of June 30, 2009, a one percentage point increase and a one percentage point decrease in the three-month U.S. Dollar LIBOR rate would result in a change in the fair value of the interest rate swap agreement of $4.0 million and $(4.1) million, respectively.

Note 9. Equity

On May 5, 2009, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.26 per share (totaling $11.0 million), which was paid on July 13, 2009 to stockholders of record on June 19, 2009.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Income applicable to common shares for earnings-per-share computation	$17,336	$19,144	$34,738	$27,666

Denominator:
Total shares outstanding	42,363	42,157	42,363	42,157
Less: weighted average unvested shares	(181)	(161)	(123)	(281)
Less: effect of calculating weighted average shares	(9)	(36)	(76)	(61)

Denominator for basic earnings per common share – weighted average shares outstanding	42,173	41,960	42,164	41,815
Plus: weighted average unvested shares	181	161	123	281
Plus: common stock equivalents of stock options outstanding	63	170	72	166
Plus: contingently issuable shares	31	—	30	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,448	42,291	42,389	42,262

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2009:

(In thousands, except per share amounts)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	42,184	$422	$166,210	$13,449	$(15,438)	$164,643	$476	$165,119
Non-cash compensation			1,350			1,350		1,350
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.			(298)			(298)	(355)	(653)
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises			2			2		2
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	179	2	396			398		398
Cash dividends declared ($0.52 per share)				(22,008)		(22,008)		(22,008)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.				34,738
Amortization of unrealized loss from defined benefit plans, net of $0.3 million of deferred income taxes					399
Comprehensive income attributable to NTELOS Holdings Corp.						35,137
Comprehensive income attributable to noncontrolling interests							473
Total Comprehensive Income								35,610

Balance, June 30, 2009	42,363	$424	$167,660	$26,179	$(15,039)	$179,224	$594	$179,818

For the six months ended June 30, 2008, comprehensive income was $27.2 million and was comprised of net income of $27.7 million and amortization of unrealized gains from defined benefit plans of $0.4 million.

Note 10. Stock Plans

During the six months ended June 30, 2009, the Company issued 549,453 stock options under the Equity Incentive Plan, of which 433,953 were issued to officers, and issued 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest one year following the grant date. No options expired during the period. Additionally, during the six months ended June 30, 2009, the Company issued 147,569 shares of restricted stock under the Equity Incentive Plan. These restricted shares vest over one, two or three years, or cliff vest after three years.

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

The summary of the activity and status of the Company’s stock options for the six months ended June 30, 2009 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2009	861	$18.34
Granted during the period	593	18.23
Exercised during the period	(24)	11.79
Forfeited during the period	(71)	20.02

Outstanding at June 30, 2009	1,359	$18.32	8.7 years	$129

Exercisable at June 30, 2009	385	$17.01	7.6 years	$542

Expected to vest at June 30, 2009	1,295	$18.28		$175

The weighted-average grant date fair value of stock options granted during the first six months of 2009 and 2008 was $4.40 per share and $5.72 per share, respectively. The total intrinsic value of options exercised during the first six months of 2009 and 2008 was $0.2 million and $1.4 million, respectively. The total fair value of options that vested during the first six months of 2009 and 2008 was $1.7 million and $1.3 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2009 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2009	29	$21.45
Granted during the period	148	17.82
Vested during the period	(2)	18.02
Forfeited during the period	(4)	18.02

Restricted stock outstanding at June 30, 2009	171	$18.42

As of June 30, 2009, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Note 11. Income Taxes

Income tax expense for the six months ended June 30, 2009 was $23.4 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. The annual amounts of these non-deductible, non-cash share-based compensation charges relating to equity-based awards outstanding as of June 30, 2009 are projected to be $0.6 million for the remainder of 2009 and $0.9 million in 2010.

The Company has unused net operating losses (“NOLs”) totaling $173.4 million as of June 30, 2009. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, the Company expects to use NOLs of approximately $148.0 million as follows: $4.6 million for the remainder of 2009, $9.2 million per year in 2010 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 12. Commitments and Contingencies

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

The Company has approximately $0.6 million in purchase commitments remaining at June 30, 2009 which it expects to satisfy during 2010 related to its $88 million three-year vendor agreement entered into in 2007 to purchase network equipment primarily in support of the EV-DO upgrade. The Company has other purchase commitments relating to capital expenditures totaling $16.0 million as of June 30, 2009. These purchase commitments are expected to be satisfied during 2009.

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia. Our primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity network services and broadband Internet access (such as DSL and dedicated access).

Our wireless operations are composed of an NTELOS-branded retail business, including the FRAWG sub-brand, and a wholesale business which primarily relates to an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for over 77% of our total revenues in each of the three and six months ended June 30, 2009, and approximately 97% and 92% of our total revenue growth over the respective three- and six-month periods ended June 30, 2008, respectively. As of June 30, 2009, our wireless retail business had approximately 442,100 NTELOS retail subscribers, an increase of 3.8% over the subscriber base as of June 30, 2008 and representing an 8.0% penetration of our total covered population. In 2008, we commenced an upgrade of our wireless network to Evolution Data Optimized Revision A (“EV-DO”). As of June 30, 2009, 1,047 (or 86.0%) of our total cell sites have been upgraded to EV-DO, and this has completed the number of sites planned for EV-DO upgrade.

We amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers. For the three months ended June 30, 2009, we realized wholesale revenues of $31.3 million, representing an increase of 26.0% over the three months ended June 30, 2008. Of this total, $30.0 million related to the Strategic Network Alliance. For the six months ended June 30, 2009, we realized wholesale revenues of $61.4 million, representing an increase of 24.3% over the six months ended June 30, 2008. Of this total, $58.7 million related to the Strategic Network Alliance.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as rural local exchange carriers (“RLECs”) under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Alleghany, Augusta, Botetourt and Roanoke counties. As of June 30, 2009, we operated approximately 39,600 RLEC telephone access lines. We also own a 2,300 route-mile regional fiber optic network and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area through our Competitive segment. Within our Competitive segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of June 30, 2009, we served customers with approximately 49,200 CLEC access line connections. We also offer DSL services in over 97% of our RLEC service area and as of June 30, 2009, we operated approximately 22,800 broadband access connections in our markets, representing an increase of 6.5% over the connections on June 30, 2008. The wireline Competitive segment strategic products (local phone services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) experienced revenue growth of 6.0% and 7.2% over the three and six months ended June 30, 2008, respectively. Our wireline operating income margins were 34.3% and 31.7% for the three months ended June 30, 2009 and 2008, respectively, and were 34.4% and 32.8% for the six months ended June 30, 2009 and 2008, respectively. Commencing in late 2007, we have been introducing NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product provides an alternative to cable and satellite TV, offering video entertainment services with more than 280 all-digital channels and 55 high-definition channels. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus Internet access at speeds up to 20 megabits per second. At June 30, 2009, we had approximately 1,500 video customers and passed approximately 6,800 homes with fiber. Revenues from the broadband and video products are included in the Competitive wireline segment.

We expect many of the market risk factors which affected our results of operations in 2008 to continue into 2009 (see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008). Additionally, the impact of overall unfavorable economic conditions that we began to experience in the fourth quarter of 2008 and the first half of 2009 are expected to continue for the remainder of 2009.

In wireless, network improvements, including our upgrade to EV-DO, network expansion and cell site additions, coupled with a more robust handset offering contributed to a 5.8% increase in gross additions over the first six months of 2008. Offsetting this growth, however, was the current economic climate which contributed to slower wireless net subscriber growth as a result of an increase in customer churn in the second half of 2008 and the first half of 2009. These higher churn levels and a seasonally lower sales quarter contributed to a net subscriber loss of 2,386 in the second quarter of 2009. These higher churn levels are expected to continue throughout the remainder of 2009. Additionally, postpay competition is expected to stiffen as the market gets closer to saturation. Competition with prepaid products also will likely intensify as more competitors target this segment as a means to sustain growth and increase market share. To remain competitive with our prepaid product offerings, we launched the FRAWG Unlimited Wireless sub-brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides value-seeking customers prepay wireless plan options without a contract, credit check or activation fee. While plans feature competitive price points, our acquisition costs are substantially lower with reduced handset subsidy and sales costs.

Average monthly revenues per handset/unit in service, or ARPU, from voice are expected to continue to decline due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $1.75 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Higher handset subsidy costs as compared to 2008 have been experienced in 2009 and are expected throughout the remainder of 2009 due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. During the first half of 2009 smart phone and data card sales represented 28.7% of postpay sales, up from 10.0% in the first half of 2008. Data ARPU and revenue are expected to grow due to the continued increase in penetration and usage escalating from our EV-DO deployment; however, this upgrade has resulted in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. The network expenses will increase in 2009 due to having a full year of expenses related to EV-DO markets deployed during 2008 and to new EV-DO deployment in 2009. Capital expenditures associated with the EV-DO upgrade will decrease as a large portion of that upgrade was completed in 2008.

Wireless wholesale revenue was $61.4 million in the first half of 2009; however, effective July 1, 2009, one of the key rate elements will be reset and is expected to be reduced, the impact of which will likely result in total revenue from the Sprint agreement being billed at the $9.0 million monthly minimum for the balance of 2009, the effect of which will slow the rate of growth in operating revenues during the second half of 2009.

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

Wireline access line losses are expected to continue in 2009, impacted by continued cable competition, wireless substitution and the economic climate. These line losses, coupled with mid-year 2009 rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, are expected to have a negative impact on our year-over-year ILEC revenue growth. Our primary strategies to respond to this trend are to leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our customer base, and to promote our Competitive segment strategic data and video products and extending our Competitive segment network to increase the addressable market area.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 4 in our Notes to condensed consolidated financial statements) to subscriber revenues used to calculate average monthly ARPU for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended				Six Months Ended
(Dollars in thousands, other than average monthly ARPU data)	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Wireless communications revenues		$108,858		$99,950		$218,064	$201,863
Less: equipment revenues from sales to new customers		(1,111)		(2,969)		(2,883)	(6,986)
Less: equipment revenues from sales to existing customers		(4,480)		(2,081)		(9,749)	(4,579)
Less: wholesale revenues		(31,287)		(24,830)		(61,363)	(49,367)
Less: other revenues and adjustments		(858)		(723)		(805)	(707)

Wireless gross subscriber revenues		$71,122		$69,347		$143,264	$140,224

Average number of subscribers		443,179		423,545		441,904	419,180
Total average monthly ARPU		$53.49		$54.58		$54.03	$55.75

Proforma total average monthly ARPU(1)	$	N/A	$	N/A	$	N/A	$54.62

Wireless gross subscriber revenues		$71,122		$69,347		$143,264	$140,224
Less: wireless voice and other features revenues		(59,207)		(60,235)		(119,744)	(122,307)

Wireless data revenues		$11,915		$9,112		$23,520	$17,917

Average number of subscribers		443,179		423,545		441,904	419,180
Total data average monthly ARPU		$8.96		$7.17		$8.87	$7.12

(1)	We entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU from the comparative six-month period in 2008. Historical periods will not be restated. The proforma amounts indicated above are calculated on a net basis effective January 1, 2008.

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

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of sales and services, including digital PCS handset equipment costs which, in keeping with industry practice, we generally sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-use customers, leased facility expenses for connection to other carriers, cell sites and switch locations and engineering and repairs and maintenance expenses related to property, plant and equipment;

•

customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of regional telephone directories, customer care, directory services and bad debt expenses;

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and non-cash compensation expense related to stock and option instruments held by certain members of corporate management, and the annual incentive plan for officers and certain other management positions and expenses related to the 2008 voluntary early retirement plan (“VERP”);

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

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

Our noncontrolling interest relates to a 53.7% RLEC segment investment in a partnership that owns certain signaling equipment and provides service to a number of small RLECs and to VeriSign. We also have a 97% majority interest in the Virginia PCS Alliance, L.C., or the VA Alliance, that provides PCS services to a 1.9 million populated area in central and western Virginia.

The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Prior to the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, we attributed net income or losses to the noncontrolling interests in the VA Alliance only to the extent of capital contributions from the 3% minority owners. No capital contributions from the 3% minority owners were made during the three or six months ended June 30, 2009 or 2008. Effective with the adoption of SFAS No. 160 on January 1, 2009, we are now attributing net income or losses to the noncontrolling interests in the VA Alliance, which have cumulative losses in excess of their cumulative capital contributions.

Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

Operating revenues increased $9.2 million, or 7.0%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and increased $17.6 million, or 6.7%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. Wireless PCS accounted for approximately 97% and 92% the respective three- and six-month increases, with growth occurring from retail subscriber revenues, wholesale revenues and equipment sales. Wireline contributed the remaining revenue increases primarily from growth in key strategic product revenues in the Competitive segment.

Operating income increased $5.6 million over the comparative three months, from $29.8 million for the three months ended June 30, 2008 to $35.4 million for the three months ended June 30, 2009. Operating margin increased from 22.8% for the three months ended June 30, 2008 to 25.3% for the three months ended June 30, 2009. Operating income increased $13.0 million over the comparative six months, from $56.0 million for the six months ended June 30, 2008 to $69.0 million for the six months ended June 30, 2009. Operating margin increased from 21.3% for the six months ended June 30, 2008 to 24.6% for the six months ended June 30, 2009. The increases in operating income and the margin expansion for the three- and six-month periods is attributable to the fact that operating expenses only increased 3.6% and 2.2% over the comparative three- and six-month periods, respectively, primarily driven by a decrease in accelerated depreciation as discussed further below.

Net income attributable to NTELOS Holdings Corp. decreased $1.8 million from the comparative three months. Primarily contributing to this decrease was an unfavorable change in gain on interest rate swap of $9.0 million, from a gain of $9.5 million in the three months ended June 30, 2008 to a gain of $0.5 million in the three months ended June 30, 2009, coupled with a $0.5 million decrease in other income, consisting primarily of interest income, and a $0.2 million increase in net income attributable to noncontrolling interests. These changes, which served to decrease net income attributable to NTELOS Holdings Corp., were partially offset by a $5.6 million increase in operating income, a $1.6 million decrease in interest expense and a $0.8 million decrease in income tax expense.

Net income attributable to NTELOS Holdings Corp. increased $7.1 million over the comparative six months. In addition to the $13.0 million increase in operating income, interest expense decreased $5.1 million. These changes, which served to increase net income, were partially offset by a $0.9 million decrease in other income, consisting primarily of interest income, an unfavorable change in gain on interest rate swap of $4.9 million, from a gain of $6.3 million in the six months ended June 30, 2008 to a gain of $1.4 million in the six months ended June 30, 2009, an increase in income tax expense of $4.9 million and an increase in net income attributable to noncontrolling interests of $0.4 million.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		$ Variance	% Variance
Operating Revenues	2009	2008
(dollars in thousands)
Wireless PCS	$108,858	$99,950	$8,908	8.9%

Wireline
RLEC	14,458	14,922	(464)	(3.1)%
Competitive wireline	16,567	15,790	777	4.9%

Total wireline	31,025	30,712	313	1.0%

Other	118	143	(25)	(17.5)%

Total	$140,001	$130,805	$9,196	7.0%

	Six Months Ended June 30,		$ Variance	% Variance
Operating Revenues	2009	2008
(dollars in thousands)
Wireless PCS	$218,064	$201,863	$16,201	8.0%

Wireline
RLEC	29,148	29,357	(209)	(0.7)%
Competitive wireline	33,210	31,536	1,674	5.3%

Total wireline	62,358	60,893	1,465	2.4%

Other	243	298	(55)	(18.5)%

Total	$280,665	$263,054	$17,611	6.7%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $8.9 million from the three months ended June 30, 2008 to the three months ended June 30, 2009 due to an increase in our net retail subscriber revenue of $2.2 million, or 3.2%, a $6.5 million, or 26.0%, increase in wholesale and roaming revenues and an increase in equipment sales revenues of $0.2 million, or 3.2%. The $16.2 million increase from the six months ended June 30, 2008 to the six months ended June 30, 2009 was primarily due to an increase in our net retail subscriber revenue of $3.6 million, or 2.6%, a $12.0 million, or 24.3%, increase in wholesale and roaming revenues, and a $0.5 million, or 4.3%, increase in equipment revenue.

In both the three- and six-month comparative periods, subscriber revenues reflected net subscriber growth of 3.8%, or approximately 16,200 subscribers, from approximately 425,900 subscribers as of June 30, 2008 to approximately 442,100 subscribers as of June 30, 2009.

The increase in subscriber revenue of $2.2 million for the three months ended June 30, 2009 primarily reflects increased postpay revenue of $4.4 million, or 8.8%, which is due to growth in data revenue. Offsetting this increase was a decline in prepay revenues of $2.1 million, or 10.7%, due to lower prepay ARPU brought about by competitive pricing reductions and economic conditions which contributed to subscribers changing to or purchasing lower priced plans, an increase in the churn rate and an increase in the number of subscribers who suspend service for a period of time. Underlying the 52.6% growth in data revenue was the technology upgrade to EV-DO (deployed to 86.0% of our cell sites by June 30, 2009), and an increased sales emphasis on smart phones and other data-centric handsets coupled with a richer array of data packages and increased sales of data cards. The total data ARPU for all prepay and postpay products was $8.96 for the three months ended June 30, 2009 compared to $7.17 for the three months ended June 30, 2008, an increase of 25.0%, reflecting the increased take-rate on data packages and increased usage rates. Growth in data ARPU has largely offset declines in voice ARPU resulting from economic and competitive pressure, leading to blended ARPU of $53.49 for the three months ended June 30, 2009, 2.0% below blended ARPU of $54.58 for the three months ended June 30, 2008. We launched the FRAWG

Unlimited Wireless sub-brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs). The launch of FRAWG, coupled with the current economic environment and competitive pricing, could result in further declines in voice related ARPU, offset by expected growth in data ARPU as described below.

Similarly, increases in data revenue primarily contributed to the $3.6 million improvement in subscriber revenue over the six-month comparative period, offset by a decline in prepay revenues due to competitive pricing and economic factors noted above. Total data ARPU was $8.87 for the first six months of 2009, up from $7.12 for the first six months of 2008 driven by the EV-DO technology upgrade and increases in smart phones and other data-products. Growth in data ARPU has largely offset declines in voice ARPU resulting from economic and competitive pressure, leading to blended ARPU of $54.03 for the six months ended June 30, 2009 as compared to $55.75 for the six months ended June 30, 2008. Pro forma of the handset insurance reporting change (see footnote 1 to the ARPU reconciliation table above), blended ARPU decreased $0.59, from $54.62 in the six months ended June 30, 2008 to $54.03 in the six months ended June 30, 2009.

The three- and six-month increases in wholesale and roaming revenues were driven by a $5.9 million, or 24.3%, and a $10.6 million, or 22.1% increase, respectively, in revenue from the Strategic Network Alliance. Additionally, roaming revenues from other carriers grew $0.6 million over the comparative three months and $1.4 million over the comparative six months. Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. In addition to volume increases experienced on existing cell sites, we added 93 cell sites within this wholesale service area from June 30, 2008 to June 30, 2009, improving existing service and extending this coverage area.

The Strategic Network Alliance extends through July 31, 2015 and is subject to automatic three- year extensions unless certain notice provisions are exercised. The agreement prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the agreement territory until a maximum of 18 months prior to end of the agreement. The agreement specifies a series of usage rates for various types of services. The voice rate pricing under the agreement was fixed through July 1, 2008, but provides for volume discounts based on Sprint’s voice revenue yield on that date and thereafter semi-annually to provide incentives for the migration of additional traffic onto the network. Data rates for Sprint in-market home subscribers are on a per subscriber basis. The data rate for Sprint customers that are traveling through the territory covered by the agreement and use the network is on a per kilobyte basis. This rate will reset quarterly beginning July 1, 2009. We estimate that the July 1, 2009 travel data rate reset will significantly decrease the rate currently in effect and will result in total revenue from this agreement to be billed at the $9.0 million monthly minimum for the balance of 2009. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues for the three months ended June 30, 2009 increased $0.3 million, or 1.0%, over the comparative three months, with revenues from strategic products increasing $0.8 million, or 6.0%, offset by a $0.5 million, or 3.1%, decrease in RLEC revenues. For the six months ended June 30, 2009, wireline communications revenues increased $1.5 million, or 2.4%, over the comparative six months, with revenues from strategic products increasing $1.9 million, or 7.2%, offset by a $0.2 million, or 0.7%, decrease in RLEC revenues, and a $0.2 million, or 3.1%, decrease in other Competitive revenues.

•

RLEC Revenues. RLEC revenues decreased 3.1% from the prior year comparative three- month period primarily due to a $0.3 million favorable access billing dispute settlement recorded during the three months ended June 30, 2008 and a $0.1 million access dispute reserve recorded during the second quarter of 2009. Absent these adjustments, RLEC revenues decreased $0.1 million from the prior year comparative three- month period primarily due to decreased access and local service revenues as a result of a 7.4% decrease in access lines, partially offset by a 9.2% increase in carrier access minutes due primarily to growth in usage by wireless carriers. Similarly, RLEC revenues decreased $0.2 million, or 0.7%, from the prior year comparative six-month period. On July 1, 2009, our interstate access rates were subject to a biennial reset (reduction). This rate reset coupled with anticipated network grooming by our customers is estimated to result in an annualized reduction in revenue of $3 million.

Access lines totaled approximately 39,600 as of June 30, 2009 and 42,800 as of June 30, 2008. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses, the introduction of competitive voice service offerings from Comcast, which commenced in May 2008 in one of our three RLEC markets, and the conversion of Centrex lines to PBX trunks. We expect that the competitive voice service competition will primarily be for residential customers. We expect to encounter additional voice competition in the second half of 2009 which could result in greater line losses than experienced in 2008 and the first half of 2009.

•

Competitive Wireline Revenues. Competitive wireline revenue for the three months ended June 30, 2009 increased $0.8 million over the three months ended June 30, 2008 due to growth in strategic products. Broadband voice and data services include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet. Revenues from these services increased $0.7 million, or 15.1%. Additionally, revenues from IPTV-based video services increased $0.2 million to $0.3 million driven by growth in customers. Dial-up Internet customers continue to decline, resulting in a revenue decline of $0.1 million to $0.6 million for the three months ended June 30, 2009.

Competitive wireline revenue for the six months ended June 30, 2009 increased $1.7 million over the six months ended June 30, 2008, with the growth in strategic products being offset by the decline in other revenues as noted above. Revenues from broadband voice and data services increased $1.6 million, or 17.1%. Additionally, revenues from IPTV-based video services increased $0.3 million to $0.5 million driven by growth in customers. Dial-up Internet revenue declined $0.3 million to $1.2 million for the six months ended June 30, 2009.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the table presenting operating revenues above, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
Operating Expenses	2009	2008	$ Variance	%Variance
(dollars in thousands)

Wireless PCS	$64,842	$58,718	$6,124	10.4%

Wireline
RLEC	3,725	3,884	(159)	(4.1)%
Competitive wireline	9,834	9,413	421	4.5%

Total wireline	13,559	13,297	262	2.0%

Other	1,313	1,203	110	9.1%

Operating expenses, before non-cash compensation charges, voluntary early retirement plan charges, depreciation and amortization and accretion of asset retirement obligations	79,714	73,218	6,496	8.9%
Non-cash compensation	1,522	713	809	113.5%
Voluntary early retirement plan charges	—	975	(975)	(100.0)%
Depreciation and amortization	23,091	25,812	(2,721)	(10.5)%
Accretion of asset retirement obligations	285	268	17	6.3%

Total operating expenses	$104,612	$100,986	$3,626	3.6%

	Six Months Ended June 30,
Operating Expenses	2009	2008	$ Variance	%Variance
(dollars in thousands)

Wireless PCS	$131,257	$120,707	$10,550	8.7%

Wireline
RLEC	7,466	7,734	(268)	(3.5)%
Competitive wireline	19,683	18,707	976	5.2%

Total wireline	27,149	26,441	708	2.7%

Other	3,871	2,773	1,098	39.6%

Operating expenses, before non-cash compensation charges, voluntary early retirement plan charges, depreciation and amortization and accretion of asset retirement obligations	162,277	149,921	12,356	8.2%
Non-cash compensation	2,565	1,873	692	36.9%
Voluntary early retirement plan charges	—	975	(975)	(100.0)%
Depreciation and amortization	46,249	53,826	(7,577)	(14.1)%
Accretion of asset retirement obligations	561	496	65	13.1%

Total operating expenses	$211,652	$207,091	$4,561	2.2%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before non-cash compensation charges, voluntary early retirement plan charges, depreciation and amortization and accretion of asset retirement obligations:

•

Wireless Communications –The operating expense increase in wireless communications over the comparative three- and six-month periods was primarily due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $1.8 million over the comparative three months and $3.4 million over the comparative six months related to additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, and a 12.5% increase in the number of cell sites as of June 30, 2009 over June 30, 2008. Bad debt expense increased $1.7 million and $2.9 million over the comparative three and six months, respectively, due to an increase in involuntary churn and the impact of the economy. Rent and repairs and maintenance costs increased $0.2 million over the comparative three months and $0.7 million over the comparative six months primarily from new cell sites. For the three- month comparative period, advertising expense increased $0.5 million related to heavier advertising in response to competitive pressure and to promote the second quarter 2009 launch of FRAWG. Compensation, benefits and sales commissions increased a total of $0.5 million over the comparative three- month period primarily due to an increase in pension expense (as a result of lower pension plan asset values as of December 31, 2008 due to a significant decline in 2008 of the fair value of plan assets) and an increase in selling costs from higher gross subscriber additions. Similarly, for the six-month comparative period, advertising expense increased $1.1 million, and compensation, benefits and sales commissions increased a total of $1.4 million primarily due to the increase in pension expense and an increase in selling costs from higher gross subscriber additions. Offsetting these increases for the three- and six-month comparative periods were decreases in customer retention costs of $0.4 million for each comparative period due to a decrease in the volume and cost of handset swaps and upgrades.

The three- and six-month increases in wireless communications operating expenses also reflect increases in variable cost of sales and services (“COS”) of $1.7 million and $1.4 million over the respective periods in 2008. These increases include a $2.3 million increase in equipment COS over the three- month comparative period and a $4.3 million increase in equipment COS over the six-month comparative period due to an increase in subscriber additions and an increase in handset sales to our handset insurance provider. Sales to new and existing customers have risen in 2009 over both comparative periods in 2008 due to the increase in selection of smart phones and other data-centric handsets coupled with more data product offerings and capabilities and attractive handset pricing intended to attract new customers and encourage existing customers to renew their contracts. This also led to a $0.5 million increase in data COS over the comparative three months and a $1.1 million increase in data COS over the comparative six months. These increases were offset by a $0.8 million and a $1.1 million decline in roaming COS for the comparative three- and six-month periods, respectively, as a result of in-network roaming savings related to continued cell site expansion and lower roaming rates from our roaming partners. The three- month increase was also partially offset by a $0.2 million decrease in other COS. The six-month increase was also partially offset by a $3.0 million reduction in handset insurance COS related to the April 1, 2008 reporting change discussed in the Other Overview Discussion section above.

We expect continued growth in COS expenses as our customer base grows, sales of national plans increase, sales of smart phones and data cards continue to represent a significantly higher percentage of total sales than in the prior year and usage of data features increases.

•

Wireline Communications – The three- and six-month increases in wireline operating expenses noted in the table above are primarily attributable to $0.5 million and a $0.9 million increases in access expense, respectively, due in part to a favorable access expense settlement in 2008 of $0.4 million and increases related to the growth in IPTV subscribers. The increases in wireline operating expenses are also due to increases in bad debt expense as a result of the impact from the decline in the broad economy.

•

Other – The six-month increase in other operating expenses is primarily attributable to the recognition in the first quarter of 2009 of a $1.0 million signing bonus paid to our new President and Chief Operating Officer in consideration of compensation foregone by him by departing his previous employer before 2009 vesting dates.

COST OF SALES AND SERVICES—Cost of sales and services increased $4.5 million, or 11.3%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and increased $6.9 million, or 8.3%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. Cell site and network access costs increased $2.0 million and $3.9 million over the respective three- and six-month periods primarily related to an increase in the number of cell sites over June 30, 2008 and additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, as described above. Other notable expenses were rent, repairs and maintenance, long distance wholesale and compensation and benefits, which increased $0.7 million collectively over the comparative three months and $1.6 million collectively over the comparative six months.

Also contributing to the three- and six-month increases were increases in variable COS of $1.7 million and $1.4 million, respectively. As discussed above, this was primarily due to the increase in equipment COS and data COS. For the six month period, the increase in equipment and data COS was partially offset by a $3.0 million decrease in handset insurance cost of sales primarily related to a change in the reporting of handset insurance from a gross to a net basis effective April 1, 2008 (see footnote 1 to the ARPU reconciliation table above).

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $2.4 million, or 9.3%, from the three months June 30, 2008 to the three months ended June 30, 2009 and increased $5.2 million, or 9.9%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. Bad debt expense increased $1.8 million and $3.1 million over the comparative three and six months, respectively, reflecting a worsening of receivables aging and an increase in the amount of accounts written off. Advertising expenses increased $0.6 million over the comparative three months and $1.1 million over the comparative six months related to an increase in promotions to combat the increase in competitive pressures and to promote the second quarter 2009 launch of FRAWG. Compensation and benefits expenses increased $0.5 million and $1.3 million over the comparative three and six months, respectively, associated with inflationary growth in wages, an increase in personnel to support subscriber growth and an increase in pension expense. Also increasing over the comparative six-month period were employee sales commissions, which increased $0.4 million. Offsetting these increases for the three and six months were decreases in agent commissions of $0.3 million from the comparative three- month period and $0.4 million from the comparative six-month period due in part to a reduction in the percentage of total sales attributable to third party agents and decreases in retention costs of $0.4 million for both the three- and six-month periods as described above in the wireless communications operating expense overview.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses decreased $0.6 million, or 7.3%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and remained flat from the six months ended June 30, 2008 to the six months ended June 30, 2009. Included in the results for the six months ended June 30, 2009 was a $1.0 million signing bonus for our new President and Chief Operating Officer who was hired in March 2009. Absent this one-time expense, corporate operations expenses decreased $1.0 million, or 6.1%, from the comparative six-month period. Included in the results for both the three- and six-month periods ended June 30, 2008 were charges of $1.0 million related to voluntary early retirement offered to select employees in the wireline division. These charges primarily represent an enhanced pension benefit offered to the 22 employees who accepted the early retirement offer. Compensation and benefits decreased $0.5 million and $0.4 million from the respective three- and six-month comparative periods primarily due to a decrease in accrued bonus compensation. In addition, non-cash compensation expense decreased $0.7 million for our equity awards as a result of the final vesting of the majority of our former Class A shares in the second quarter of 2008. These decreases were primarily offset by increases in professional fees, contracted services and operating taxes for both the three- and six-month comparative periods.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $2.7 million, or 10.5%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and decreased $7.6 million, or 14.1%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease is primarily attributable to a decrease in accelerated depreciation of $3.8 million and $9.6 million from the comparative three- and six-month periods, respectively, primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated related to the EV-DO upgrade discussed below, which was 98% complete in the service area covered by the Strategic Network Alliance by December 31, 2008 and fully completed by June 30, 2009 in all areas planned for upgrade at this time (86% of total cell sites). During the three and six months ended June 30, 2008, we recorded $5.6 million and $13.5 million, respectively, in accelerated depreciation primarily on 3G-1xRTT assets. During the three and six months ended June 30, 2009, this accelerated depreciation was $1.2 million and $2.4 million, respectively. We expect to record approximately $1.3 million of additional accelerated depreciation related to the EV-DO upgrade in the remainder of 2009.

Amortization expense decreased $0.1 million from the three months ended June 30, 2008 to the three months ended June 30, 2009 and decreased $0.4 million from the comparative six-month period due to the scheduled completion of amortization for a customer list intangible asset after the first quarter of 2008. Offsetting this, normal depreciation increased $1.2 million over the comparative three months and $2.4 million over the comparative six months due to the $119.4 million increase in the average depreciable base, with significant investments in property, plant and equipment during 2008, as further discussed in the liquidity and capital resources section below.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased less than $0.1 million over each of the comparative three- and six-month periods.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $1.6 million, or 19.4%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and decreased $5.1 million, or 30.1%, from the six months ended June 30, 2008 to the six months ended June 30, 2009 due primarily to the precipitous drop in LIBOR rates and a lower debt balance due to $6.3 million of debt repayments from June 30, 2008 to June 30, 2009.

Gain on interest rate swap instrument(s) decreased $9.0 million from the comparative three months and decreased $4.9 million from the comparative six months. In February 2008, NTELOS Inc. entered into an 18 month interest rate swap agreement which commenced in September 2008 to replace the previous interest rate swap. These swap agreements were not designated as interest rate hedge instruments for accounting purposes and, therefore, the changes in the fair value of the swap agreements are recorded currently as gain (loss) on interest rate swap. The current swap agreement had a fair value of a $7.7 million liability which is included in the current liabilities section of the condensed consolidated balance sheet as of June 30, 2009.

Other income primarily relates to interest income from cash. It declined $0.5 million from the three months ended June 30, 2008 to the three months ended June 30, 2009 and declined $0.9 million from the six months ended June 30, 2008 to the six months ended June 30, 2009 due to significantly lower short-term investment interest rates and lower level of cash held in interest bearing accounts.

INCOME TAXES

Income tax expense for the three months ended June 30, 2009 was $11.7 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. Income taxes for the three months ended June 30, 2008 were $12.5 million, driven by non-deductible, non-cash stock based compensation.

Income tax expense for the six months ended June 30, 2009 was $23.4 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. The amounts of these charges based on equity-based awards outstanding as of June 30, 2009 are projected to be approximately $0.6 million for the remainder of 2009. Income tax expense for the six months ended June 30, 2008 was $18.5 million, driven by non-deductible, non-cash share-based compensation.

We have unused net operating losses (“NOLs”) totaling $173.4 million as of June 30, 2009. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $148.0 million as follows: $4.6 million for the remainder of 2009, $9.2 million per year in 2010 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the six months ended June 30, 2009 and 2008, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest cost expected after our debt refinancing, cash dividends and required debt principal payments as we continue to execute on our business strategy and increase our subscriber base, particularly in our wireless segment.

As of June 30, 2009, we had $691.1 million in aggregate long term liabilities, consisting of $598.2 million in outstanding long-term debt ($605.0 million including the current portion) and approximately $92.9 million in other long-term liabilities. Our Amended Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes.

In addition to the long-term debt from the Amended Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At June 30, 2009, the net present value of these future minimum lease payments was $1.6 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $3.1 million in 2009, $153.6 million in 2010 and $446.6 million in 2011.

We have a restricted payment basket under the terms of the Amended Credit Agreement which can be used to make certain restricted payments, including the ability to pay dividends. The restricted payment basket was $25.0 million as of June 30, 2009. On July 13, 2009, we paid an $11.0 million dividend which was declared on May 5, 2009.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement.

Under the Amended Credit Agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the

NTELOS Inc. senior secured credit facilities. As of June 30, 2009, we are in compliance with all of our debt covenants, and our ratios at June 30, 2009 are as follows:

	Actual	Covenant Requirement at June 30, 2009
Total debt outstanding to EBITDA	2.62	Not more than 4.75
Minimum interest coverage ratio	8.52	Not less than 2.50

Net cash provided by operating activities for the six months ended June 30, 2009 was $11.3 million lower than the comparative period in 2008 due primarily to a $10.3 million cash refund received in April 2008 related to tax overpayments in 2007.

During the six months ended June 30, 2009, net cash provided by operating activities was approximately $94.1 million. Net income during this period was $34.7 million. We recognized $67.1 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $7.7 million. The principal changes in operating assets and liabilities from December 31, 2008 to June 30, 2009 were as follows: accounts receivable decreased by $3.5 million due to a reduction in Sprint receivables (Note 3 in our Notes to condensed consolidated financial statements) and an increase in reserve for uncollectible accounts; inventories and supplies decreased $1.3 million driven by a reduction in inventory from peak retail selling season levels at year-end; other current assets increased $2.9 million related to increases in prepaid maintenance contract and rents; changes in income taxes totaled $2.4 million due to tax estimates received on April 15; accounts payable increased $1.5 million; and other current liabilities decreased $4.2 million primarily related to the 2008 annual bonus payment in March 2009. Retirement benefit payments for the first six months of 2009 were approximately $9.4 million which includes a $9.0 million pension plan funding.

During the six months ended June 30, 2008, net cash provided by operating activities was $105.4 million. Net income during this period was $27.7 million. We recognized $64.9 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $12.8 million. The principal changes in operating assets and liabilities from December 31, 2007 to June 30, 2008 were as follows: accounts receivable increased by $0.2 million due to increased revenues of 7.2%, offset by improved collections and accounts receivable aging; inventories and supplies decreased $2.6 million driven by higher quantities on hand at year-end to support seasonally higher sales activity early in the first quarter; other current assets increased $0.2 million largely related to increases in prepaid maintenance contracts; changes in income taxes totaled $15.0 million primarily as a result of a $10.3 million cash refund received in April 2008; accounts payable increased $3.7 million due to the timing of payments at the end of the respective quarters; and, other current liabilities decreased $2.4 million due primarily to a reduction of $6.4 million in accrued annual incentive compensation related primarily to the first quarter 2008 payout of accrued annual incentive compensation, partially offset by a $2.7 million increase in accrued interest related to the requirement under the current six month LIBOR contract for interest payments to be made every three months (on May 31 and on August 31) compared to monthly interest payments at year-end on our First Lien Term Loan and increases in other current liabilities due to the timing of payments. Retirement benefit payments for the first six months of 2008 were $5.8 million which includes a $5.4 million pension plan funding payment.

Our cash flows used in investing activities for the six months ended June 30, 2009 were approximately $70.2 million. Of this total, $0.7 million was used to acquire a noncontrolling interest in the VA Alliance and $69.5 million was used for the purchase of property and equipment comprised of (i) approximately $34.6 million related to our wireless business, including approximately $2.9 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $7.1 million of continued network coverage expansion and enhancements within our coverage area, approximately $22.9 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $1.7 million to support our existing networks and other business needs, (ii) approximately $22.2 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and (iii) approximately $12.7 million related primarily to information technology for our new prepaid service billing platform scheduled for implementation in third quarter 2009 and for web portal applications to enhance the customer on-line buying, payment and account management experiences.

Our cash flows used in investing activities for the six months ended June 30, 2008 were approximately $56.6 million used for the purchase of property and equipment comprised of (i) approximately $30.4 million related to our wireless business, including approximately $9.6 million of incremental capital expenditures related to our network upgrade to EV-DO, (ii) approximately $20.0 million related to our RLEC and Competitive wireline businesses and (iii) approximately $6.3 million related to information technology and corporate expenditures.

We currently expect capital expenditures for 2009 to be in the range of $109 million to $115 million, including incremental capital expenditures for an upgrade to our wireless network related to EV-DO (completed during the second quarter). We expect that our capital expenditures associated with our wireless business in 2009 will be in the range of $58 million to $62 million, of which approximately $20 to $23 million represents incremental capital expenditures related to our network upgrade to EV-DO (which was completed prior to June 30, 2009) and continued network coverage expansion and enhancements within our coverage area, $32 million to $34 million for wireline segments, and approximately $12 million for a new wireless prepay billing platform which will provide for increased functionality, and a web portal as discussed above. Additionally, we expect to spend another $7 million for enhancements and upgrades to our other information technology and corporate back office support systems.

Net cash used in financing activities for the six months ended June 30, 2009 aggregated $24.6 million, which primarily represents the following:

•	$3.1 million in payments on our first lien term loan;

•	$22.0 million for common stock cash dividends ($0.52 per share in the aggregate) paid on January 12, 2009 and April 13, 2009;

•	$0.4 million proceeds and tax benefits primarily related to the exercise of stock options; and,

•	$0.2 million net borrowings under capital leases.

Net cash used in financing activities for the six months ended June 30, 2008 aggregated $20.1 million, which primarily represents the following:

•	$3.1 million in payments on our first lien term loan;

•	$17.7 million used to pay common stock cash dividends ($0.42 per share in the aggregate) on January 10, 2008 and April 11, 2008; and,

•	approximately $0.7 million proceeds and tax benefits primarily related to the exercise of stock options.

As of June 30, 2009, we had approximately $65.1 million in cash and working capital (current assets minus current liabilities) of approximately $39.6 million. As of December 31, 2008, we had approximately $65.7 million in cash and working capital of approximately $49.7 million. Of the cash on hand on June 30, 2009, $61.5 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Amended Credit Agreement.

We paid dividends totaling $11.0 million, or $0.26 per share, in both the first and second quarters of 2009. On May 5, 2009, the board of directors declared a dividend in the amount of $0.26 per share which was paid on July 13, 2009 to stockholders of record on June 19, 2009 and totaled $11.0 million. On August 4, 2009, the board of directors declared a dividend in the amount of $0.26 per share to be paid on October 12, 2009 to stockholders of record on September 14, 2009. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended Credit Agreement (as discussed earlier in this section).

We believe that our current cash balances of $65.1 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures and cash dividend payments until December 31, 2010 (assuming we are able to refinance our long-term debt facility prior to December 31, 2010 as our first of four quarterly debt repayments of $148.9 million is scheduled for this date). Our projected capital expenditure levels in 2009 are $109 million to $115 million, substantial amounts of which are for cell site additions and fiber construction which are highly discretionary in nature. If our growth opportunities result in unforeseeable capital expenditures during this period, we may seek additional financing in the future.

On July 20, 2009, we announced that we had launched a process to refinance NTELOS Inc.’s existing first lien term loan, seeking to obtain $670 million of new senior secured credit facilities comprised of a $35 million revolving credit facility and a $635 million term loan. The proceeds from the anticipated closing of the new credit facility will be used largely for payoff of the $603.3 million owed under the existing first lien term loan and to pay closing costs and other expenses related to the transaction, including unwinding the interest rate swap agreement, with the remaining proceeds of approximately $4 million available for general corporate purposes. Reflective of current debt market conditions, our ongoing interest expense will increase from the current level as a result of higher interest rates under the new credit facility, the impact on total interest cost of pricing terms of a new interest rate swap agreement, and additional interest costs associated with the amortization of the original issue discount expected to be incurred in the refinancing. Upon closing on the new credit facilities, we also will write off the remaining unamortized debt origination costs associated with our existing credit facility ($0.8 million as of June 30, 2009). Closing on the proposed new credit facilities is expected to occur in early- to mid-August 2009, subject to market and other customary conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of June 30, 2009, $603.3 million was outstanding under the first lien term loan. As of June 30, 2009, NTELOS Inc. had a leverage ratio of 2.62:1.00 and an interest coverage ratio of 8.52:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 2.25% above the Eurodollar rate or 1.25% above the Federal Funds rate. We have other fixed rate, long-term debt in the form of capital leases totaling $1.6 million as of June 30, 2009.

We have a $600 million interest rate swap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the first lien term loan. This swap agreement helps minimize our exposure to interest rate movements by effectively converting a portion of our long-term debt from variable rate debt to fixed rate debt. Our fixed rate payments due under the swap agreement are calculated at a per annum rate of 2.66%. Our swap counterparty’s variable rate payments are based on three month U.S. Dollar LIBOR, which was 0.60% as of June 30, 2009. Interest rate differentials paid or received under the swap agreement are recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense. Our interest payments against the first lien term loan are LIBOR plus 2.25% as noted above. LIBOR can be locked in monthly, quarterly or for six months. During the six months ended June 30, 2009, we set the LIBOR rate monthly with an average rate of 0.44%. The difference between this and the three month LIBOR rate from the swap agreement served to lower our effective interest rate by this spread difference. We have interest rate risk on borrowings under the first lien term loan in excess of the $600 million covered by the swap agreement ($3.3 million at June 30, 2009) and we could be exposed to loss if the counterparty to the swap agreement defaults. This swap agreement matures in March 2010.

At June 30, 2009, our financial assets included cash of $65.1 million. Other securities and investments totaled $0.9 million at June 30, 2009.

The following sensitivity analysis indicates the impact at June 30, 2009, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates or, in the case of the swap agreement, a one percentage point increase and a one percentage point decrease in the interest rates:

(In millions)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$603.3	$586.8	$590.4	$583.1
Capital lease obligations	1.6	1.6	1.8	1.5
Interest rate swaps	$(7.7)	$(7.7)	$(11.9)	$(3.7)

A ten percent increase or decrease in interest rates would result in a change of $0.1 million in interest expense for 2009, based on an assumption that the LIBOR rate at June 30, 2009 remained unchanged throughout the remainder of 2009 and that LIBOR is swapped for $600 million covered by the swap agreement at the fixed contractual rate of 2.66%.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first six months of 2009, existing policies that were changed during the second quarter of 2009 and new policies that were issued by the FASB during the second quarter of 2009 but will be adopted in a future reporting period.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have applied the requirements of SFAS No. 165 effective as of and for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB’s Accounting Standards Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. We will adopt SFAS No. 168 and begin citing the Codification in our financial statements in the third quarter of 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. Under this FSP, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for Statement 142’s entity-specific factors. The guidance is restricted to estimating the useful life of recognized intangible assets; it contains no guidance on how to measure or amortize them or account for the costs of renewals. The FSP also adds disclosures to those already required by SFAS No. 142. We have adopted this FSP effective January 1, 2009, including the additional disclosure requirements relating to costs incurred to renew or extend the term of a recognized intangible asset (Note 2 in our Notes to condensed consolidated financial statements), and we will apply the provisions of this FSP prospectively to intangible assets acquired or renewed after the effective date of this FSP.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities. The impact of this FSP was immaterial to our calculation of earnings per share.

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

In November 2008, the FASB issued EITF 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in R&D activities. The consensus specifies that a defensive intangible asset should be accounted for as a separate unit of accounting and must be assigned a useful life in accordance with paragraph 11 of SFAS No. 142, Goodwill and Other Intangible Assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the guidance in EITF 08-7 for any defensive intangible assets acquired on or after January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Upon initial adoption, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. We have adopted this FSP as of June 30, 2009 and it has resulted in expanded interim disclosures about the fair value of our financial instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual meeting of stockholders was held on May 5, 2009. At that meeting, stockholders voted on the following:

i.	election of eight directors to serve until the 2010 Annual Meeting of Stockholders; and

ii.	ratification of the appointment by our Audit Committee of the board of directors of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

The results of such votes were as follows:

i.	The following votes were cast for the election of each director to serve on our board for a term of one year until the 2010 Annual Meeting of Stockholders or until a successor has been elected and qualified:

Name of Nominee	Votes Cast For	Votes Withheld
Timothy G. Biltz	36,607,818	2,311,567
Daniel Fine	36,540,922	2,378,463
Daniel J. Heneghan	36,608,120	2,311,265
Eric B. Hertz	36,758,434	2,160,951
Michael Huber	36,541,041	2,378,344
Julia B. North	38,015,169	904,216
Jerry E. Vaughn	36,608,120	2,311,265
James S. Quarforth	36,420,085	2,499,300

ii.	KPMG LLP was ratified as independent registered public accounting firm for the year ending December 31, 2009 with 36,644,299 votes cast for ratification, 2,274,888 votes cast against ratification and 198 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certificate of James S. Quarforth, Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).
32.1*	Certificate of James S. Quarforth, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: August 6, 2009	By:	/s/ James S. Quarforth
James S. Quarforth
Chief Executive Officer and Chairman of the Board

Dated: August 6, 2009	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary