Form 10-Q
period 2009-09-30
NTELOS HOLDINGS CORP
filed 2009-11-06
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 42,294,605 shares of the registrant’s common stock outstanding as of the close of business on November 3, 2009.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	September 30, 2009	December 31, 2008
Assets

Current Assets
Cash	$86,599	$65,692
Accounts receivable, net of allowance of $16,833 ($14,365 in 2008)	41,573	47,270
Inventories and supplies	8,273	11,107
Other receivables	2,861	2,809
Prepaid income taxes	1,057	718
Prepaid expenses and other	11,162	8,843

	151,525	136,439

Securities and Investments	947	762

Property, Plant and Equipment
Land and buildings	43,369	42,589
Network plant and equipment	594,364	567,466
Furniture, fixtures and other equipment	78,311	62,946

Total in service	716,044	673,001
Under construction	20,567	14,550

	736,611	687,551
Less accumulated depreciation	259,098	241,078

	477,513	446,473

Other Assets
Goodwill	118,448	118,448
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $57,449 ($48,899 in 2008)	65,641	74,151
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,847	16,931
Deferred charges and other assets	13,582	3,648

	361,967	360,627

	$991,952	$944,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,893	$6,739
Accounts payable	29,771	31,645
Dividends payable	10,992	10,968
Advance billings and customer deposits	20,000	19,772
Accrued payroll	4,284	10,119
Accrued interest	26	290
Accrued operating taxes	4,374	3,439
Other accrued liabilities	4,928	3,787

	81,268	86,759

Long-term Liabilities
Long-term debt	623,531	601,173
Retirement benefits	49,822	55,613
Deferred income taxes	27,363	1,024
Interest rate swap	—	9,184
Other long-term liabilities	23,203	21,834
Income tax payable	3,916	3,595

	727,835	692,423

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,397 shares issued and 42,279 shares outstanding (42,184 issued and outstanding in 2008)	424	422
Additional paid in capital	168,879	166,210
Treasury stock, 118 shares at cost	(1,861)	—
Retained earnings (Note 3)	29,457	13,449
Accumulated other comprehensive loss	(14,840)	(15,438)

Total NTELOS Holdings Corp. Stockholders’ Equity	182,059	164,643
Noncontrolling interests	790	476

	182,849	165,119

	$991,952	$944,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Operating Revenues	$135,686	$135,074	$416,351	$398,128

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	44,610	44,264	134,306	127,081
Customer operations	29,015	27,066	87,199	80,015
Corporate operations	6,130	7,794	23,092	24,797
Depreciation and amortization	22,678	24,789	68,927	78,615
Accretion of asset retirement obligations	399	249	960	745

	102,832	104,162	314,484	311,253

Operating Income	32,854	30,912	101,867	86,875

Other Income (Expenses)
Interest expense	(8,657)	(7,756)	(20,447)	(24,611)
Gain (loss) on interest rate swap	662	(2,403)	2,100	3,896
Other (expense) income	(876)	44	(933)	871

	(8,871)	(10,115)	(19,280)	(19,844)

	23,983	20,797	82,587	67,031

Income Tax Expense	9,517	8,354	32,910	26,891

Net Income	14,466	12,443	49,677	40,140

Net Income Attributable to Noncontrolling Interests	(196)	(26)	(669)	(57)

Net Income Attributable to NTELOS Holdings Corp.	$14,270	$12,417	$49,008	$40,083

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic	$0.34	$0.29	$1.16	$0.96
Income per share – diluted	$0.34	$0.29	$1.16	$0.95

Weighted average shares outstanding – basic	42,161	42,137	42,163	41,923
Weighted average shares outstanding – diluted	42,414	42,313	42,398	42,280

Cash Dividends Declared per Share – Common Stock	$0.26	$0.21	$0.78	$0.63

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net income attributable to NTELOS Holdings Corp.	$49,008	$40,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,377	69,714
Amortization	8,550	8,901
Accretion of asset retirement obligations	960	745
Deferred income taxes	24,531	16,459
Gain on interest rate swap instrument	(2,100)	(3,896)
Non-cash compensation expense	3,272	2,307
Amortization of loan origination costs and debt discount	646	281
Write off unamortized debt issuance costs related to first lien term loan	781	—
Noncontrolling interests	669	57
Retirement benefits and other	4,353	4,120
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	5,697	(2,048)
Decrease (increase) in inventories and supplies	2,834	(1,504)
Increase in other current assets	(2,371)	(107)
Changes in income taxes	1,442	13,591
(Decrease) increase in accounts payable	(2,051)	1,311
Decrease in other current liabilities	(1,456)	(1,651)
Retirement benefit contributions and distributions	(9,631)	(5,957)

Net cash provided by operating activities	145,511	142,406

Cash flows from investing activities
Purchases of property, plant and equipment	(91,012)	(98,156)
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	(653)	—
Other	2	51

Net cash used in investing activities	(91,663)	(98,105)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	628,650	—
Debt issuance costs	(11,538)	—
Repayments on first lien term loan	(606,486)	(4,716)
Termination payment of interest rate swap	(9,342)	—
Cash dividends paid on common stock	(32,976)	(26,526)
Repurchase of common stock	(1,861)	—
Other	612	916

Net cash used in financing activities	(32,941)	(30,326)

Increase in cash	20,907	13,975
Cash:
Beginning of period	65,692	53,467

End of period	$86,599	$67,442

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. and its subsidiaries, is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport and data services and broadband Internet access services. Holdings Corp. does not have any independent operations.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and has been revised for the correction of an immaterial error (Note 3) and the reclassification of noncontrolling interests to equity in accordance with the transition provisions of FASB Accounting Standards Codification (“ASC”) 810-65.

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

Financial Statement Classification

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform to current year presentation. On its condensed consolidated balance sheets, the Company reclassified noncontrolling interests to equity in accordance with the transition provisions of FASB ASC 810-65, which the Company adopted on January 1, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc. or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at September 30, 2009 has maintained a high rating by Standard & Poor’s and Moody’s.

At September 30, 2009 and December 31, 2008, the Company did not have any cash equivalents. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at September 30, 2009 and December 31, 2008 was $3.5 million and $64.2 million,

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

respectively. The remaining $83.1 million of cash at September 30, 2009 was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was $0.1 million for the nine months ended September 30, 2009 and $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense for the three months ended September 30, 2009 and 2008 was $3.4 million and $2.1 million, respectively, and bad debt expense for the nine months ended September 30, 2009 and 2008 was $9.5 million and $5.0 million, respectively. The Company’s allowance for doubtful accounts was $16.8 million and $14.4 million as of September 30, 2009 and December 31, 2008, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the subsequent measurement guidance described in FASB ASC 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of September 30, 2009 that would require it to perform impairment testing.

During the three and nine months ended September 30, 2009, the Company recorded approximately $0.9 million ($0.5 million to net income ($0.01 per common share)) and $3.3 million ($2.0 million to net income ($0.05 per common share)), respectively, of accelerated depreciation related to equipment that has been or is scheduled to be replaced or redeployed in connection with the Company’s EV-DO network upgrade pursuant to the terms of the Amended and Restated Resale Agreement with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”), and based on the Company’s plan to upgrade a substantial portion of its current service coverage areas outside its wholesale territory by 2009. During the three and nine months ended September 30, 2008, the Company recorded $3.6 million ($2.2 million to net income ($0.05 per common share)) and $17.1 million ($10.5 million to net income ($0.25 per common share)), respectively, of accelerated depreciation related to equipment that has been or is scheduled to be replaced or redeployed in connection with this network upgrade. The total net book value of the related equipment subject to early retirement was approximately $80 million on August 1, 2007, the date the decision was made to perform the network upgrade, and is approximately $18.1 million as of September 30, 2009. This remaining legacy equipment will or has been redeployed to low volume areas of the network and the Company anticipates that it will be replaced within the next three years.

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

The Company determined that there were no material impairment indicators present as of September 30, 2009 that would require testing during the three months ended September 30, 2009.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At September 30, 2009 and December 31, 2008, other intangibles were comprised of the following:

			September 30, 2009		December 31, 2008
(Dollars in thousands)	Estimated Life	Weighted Average Period Prior to Next Renewal or Extension	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	5.5 yrs	$113,440	$54,602	$113,400	$46,535
Trademarks	14 to 15 yrs.	10.6 yrs	9,650	2,847	9,650	2,364

Total			$123,090	$57,449	$123,050	$48,899

The Company amortizes its definite-lived intangible assets using the straight-line method. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or nine months ended September 30, 2009 or the year ended December 31, 2008. Amortization expense for the three and nine months ended September 30, 2009 was $2.8 million and $8.5 million, respectively, and amortization expense for the three and nine months ended September 30, 2008 was $2.8 million and $8.9 million, respectively.

Amortization expense for the remainder of 2009 and the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2009	$2,689	$161	$2,850
2010	10,754	645	11,399
2011	10,754	645	11,399
2012	10,097	645	10,742
2013	9,768	645	10,413
2014	$9,768	$645	$10,413

Share-Based Compensation

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation. Share-based compensation expense (“non-cash compensation expense”) has historically included share-based compensation expense related to equity awards, with an offsetting increase to additional paid-in capital on the condensed consolidated balance sheet. Effective for the 2009 fiscal year, certain annual incentive bonus amounts for officers and certain other management positions are to be paid through a grant of common stock, to the extent earned, in March 2010. The estimated annual incentive bonus accrued through September 30, 2009 for these employees of $0.6 million has been classified as a long-term liability on the condensed consolidated balance sheet as it will not be settled with current assets. It will be reclassified to equity upon satisfying the conditions for issuance of the common stock. Additionally, effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. For the three and nine months ended September 30, 2009, share-based compensation expense of $0.3 million and $0.5 million has been recorded for these matching contributions, with an offsetting increase to additional paid-in capital on the condensed consolidated balance sheet.

The fair value of the common stock options granted in 2009 and 2008 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 10).

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Total non-cash compensation expense related to all of the Company’s share-based awards, the Company’s 401(k) matching contributions and the Company’s 2009 annual incentive bonus plan for officers and certain management positions for the three and nine months ended September 30, 2009 and 2008 (Note 10) was allocated as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of sales and services	$124	$55	$367	$226
Customer operations	224	95	724	359
Corporate operations	359	284	2,181	1,722

Non-cash compensation expense	$707	$434	$3,272	$2,307

Future non-cash compensation expense related to instruments outstanding at September 30, 2009 for the remainder of 2009 and the years 2010 through 2013 is estimated to be $0.9 million, $2.6 million, $1.8 million, $0.8 million and $0.1 million, respectively. Non-cash compensation expense related to the annual incentive bonus plan discussed above is conditional on the attainment of certain financial performance targets and non-cash compensation expense related to the 401(k) match is conditional on future participant contributions; as such, the future non-cash compensation estimates do not include these elements.

Derivatives and Hedging Activities

In 2008, the Company adopted the fair value measurement guidance provided in FASB ASC 820. This standard defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The effect of adoption was immaterial. The Company accounted for its interest rate swap instrument outstanding on December 31, 2008 under the provisions of FASB ASC 815, which requires that this instrument be recorded at fair value on its condensed consolidated balance sheets, and follows the disclosure requirements set forth in FASB ASC 815 (Note 8). The fair value of the instrument was based on a value quoted from the counterparty to the instrument. The Company corroborated this valuation using the net present value of future cash flows method based on a three-month LIBOR forward curve and considered credit worthiness of the counterparty in assessing fair value. The Company’s valuation techniques for this instrument are considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and nine months ended September 30, 2009 and 2008, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$731	$686	$2,191	$2,059
Interest cost	899	786	2,698	2,358
Expected return on plan assets	(758)	(956)	(2,274)	(2,870)
Amortization of loss	288	—	864	—
Early retirement cost	—	—	—	859

Net periodic benefit cost	$1,160	$516	$3,479	$2,406

Pension plan assets were valued at $29.1 million at December 31, 2008 and $44.3 million at September 30, 2009, which included funding contributions in the first quarter of 2009 of $9.0 million.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

For the three and nine months ended September 30, 2009 and 2008, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plan were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$31	$31	$94	$94
Interest cost	194	170	580	509
Amortization of loss	17	—	52	—

Net periodic benefit cost	$242	$201	$726	$603

The total expense recognized for the Company’s nonqualified pension plan for both the three months ended September 30, 2009 and 2008 was $0.2 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss. For each of the nine-month periods ended September 30, 2009 and 2008, the total expense recognized for the Company’s nonqualified pension plan was $0.6 million, respectively, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy, effective June 1, 2009, is to make matching contributions in shares of the Company’s common stock. Prior to June 1, 2009, the Company’s policy was to make matching contributions in cash.

Treasury Stock

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock (Note 9). Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. The Company may reissue treasury shares as part of its shareholder approved stock-based compensation programs.

Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date the financial statements were issued, and has determined that there are no disclosable subsequent events.

Note 3. Correction of Immaterial Error

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2008, the Company discovered that a portion of network usage by Sprint customers under the Company’s Strategic Network Alliance agreement had been incorrectly classified in the Company’s billing process. The Company assessed the materiality in accordance with Staff Accounting Bulletin No. 108 (“SAB 108”) and determined that the error was immaterial to previously reported amounts contained in its periodic reports and, accordingly, the Company would correct this error through a revision to the applicable prior year amounts in subsequent periodic filings.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The effect of recording this immaterial correction in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 was a reduction to wireless wholesale revenue of $0.9 million ($0.5 million to net income and $0.02 per share) and $1.1 million ($0.7 million to net income and $0.02 per share), respectively. The annual effect of recording this immaterial correction in the condensed consolidated balance sheet at December 31, 2008 is included in the following table. The Company anticipates resolving this matter with Sprint in 2009 and will record the amount of any settlement less than the estimated impact of the billing error in the period in which the settlement occurs.

(In thousands)	As of December 31, 2008
	As Reported	As Revised
Accounts receivable	$51,200	$47,270
Deferred tax liability	2,580	1,024
Retained earnings	15,823	13,449
Total equity	$167,493	$165,119

Note 4. Disclosures about Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services.

The Company has one customer, Sprint, which accounted for approximately 22% and 23% of the Company’s total revenue for the three and nine months ended September 30, 2009, respectively, and approximately 22% and 21% for the three and nine months ended September 30, 2008, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended September 30, 2009
Operating revenues	$104,226	$14,395	$16,944	$121	$—	$135,686
Intersegment revenues(1)	70	1,592	1,144	6	(2,812)	—
Operating income (loss)	22,974	7,327	4,227	(1,674)	—	32,854
Depreciation and amortization	15,685	3,736	3,245	12	—	22,678
Accretion of asset retirement obligations	380	6	14	(1)	—	399
Non-cash compensation charges	$81	$—	$12	$614	$—	$707

As of and for the nine months ended September 30, 2009
Operating revenues	$322,290	$43,543	$50,154	$364	$—	$416,351
Intersegment revenues(1)	200	4,818	3,484	19	(8,521)	—
Operating income (loss)	76,375	21,534	11,491	(7,533)	—	101,867
Depreciation and amortization	48,327	11,049	9,464	87	—	68,927
Accretion of asset retirement obligations	902	15	43	—	—	960
Non-cash compensation charges	323	153	27	2,769	—	3,272

Goodwill	69,107	33,438	15,903	—	—	118,448

Total segment assets	$523,527	$193,042	$124,578	$1,114	$—	$842,261
Corporate assets						149,691

Total assets						$991,952

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total

For the three months ended September 30, 2008
Operating revenues	$103,894	$15,078	$15,979	$123	$—	$135,074
Intersegment revenues(1)	60	1,623	1,041	7	(2,731)	—
Operating income (loss)	22,992	7,454	3,006	(2,540)	—	30,912
Depreciation and amortization	17,386	3,607	3,037	759	—	24,789
Accretion of asset retirement obligations	231	4	14	—	—	249
Non-cash compensation charges	$—	$—	$—	$434	$—	$434

For the nine months ended September 30, 2008
Operating revenues	$305,757	$44,435	$47,515	$421	$—	$398,128
Intersegment revenues(1)	166	4,736	3,105	27	(8,034)	—
Operating income (loss)	63,366	21,298	9,144	(6,933)	—	86,875
Depreciation and amortization	57,715	10,784	9,317	799	—	78,615
Accretion of asset retirement obligations	684	13	43	5	—	745
Non-cash compensation charges	—	—	—	2,307	—	2,307
VERP charges	$—	$597	$384	$—	$—	$981

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The “Other” segment is comprised of the paging and communications services operations and certain unallocated corporate related items that do not provide direct benefit to the operating segments. For the three and nine months ended September 30, 2009, total unallocated corporate operating expenses were $1.0 million and $4.5 million, respectively. Additionally, for the three and nine months ended September 30, 2009, the “Other” segment included non-cash compensation of $0.6 million and $2.8 million, respectively, related to equity awards for employees receiving awards, the 2009 annual incentive bonus plan for officers and certain other management positions based on the underlying employees for which this relates and 401(k) matching contributions for Other segment employees.

For the three and nine months ended September 30, 2008, total unallocated corporate operating expenses were $1.3 million and $3.7 million, respectively. Additionally, for the three and nine months ended September 30, 2008, the “Other” segment included non-cash compensation of $0.4 million and $2.3 million, respectively, related to equity awards.

Depreciation expense related to corporate assets is allocated to the operating segments and was $2.1 million and $5.7 million for the three and nine months ended September 30, 2009, respectively, and was $1.6 million and $4.2 million for the three and nine months ended September 30, 2008, respectively.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Note 5. Long-Term Debt

As of September 30, 2009 and December 31, 2008, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008
First lien term loan, net of discount	$628,802	$606,486
Capital lease obligations	1,622	1,426

	630,424	607,912

Less: current portion of long-term debt	6,893	6,739

Long-term debt	$623,531	$601,173

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced the existing first lien term loan with $670 million of new senior secured credit facilities comprised of a $35 million revolving credit facility and a $635 million term loan. The first lien term loan was issued at a one percent discount for net proceeds of $628.7 million. The Company used the net proceeds to repay its outstanding $603.3 million first lien term loan, to pay closing costs of approximately $12.0 million and to pay $9.3 million to terminate its interest rate swap agreement. The remaining $4.0 million is available for general corporate uses. The new first lien term loan matures in August 2015 with quarterly payments of $1.6 million and the remainder due at maturity. The first lien term loan bears interest at 3.75% above either the Eurodollar rate or 2.0%, whichever is greater. The first lien term loan also includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. At September 30, 2009, NTELOS Inc.’s leverage ratio (as defined under the Credit Agreement) was 2.73:1.00 and its interest coverage ratio (as defined) was 8.36:1.00. The Credit Agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not to be less than 3.00:1.00. Nothing has been drawn against the new $35 million revolving credit facility which expires in 2014.

The first lien term loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the Credit Agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the new credit agreement, the restricted payment basket was initially set at $50.0 million, which was reduced in September 2009 by $1.9 million related to the repurchase of stock (see Note 9). The amount of the restricted payment basket was $48.1 million as of September 30, 2009. As provided in the agreement, the restricted basket was not reduced by the subsequent dividend payment of $11.0 paid on October 13, 2009 but will be reduced by any future dividend payment. The restricted payment basket is increased by $10.0 million per quarter plus an additional quarterly amount for calculated excess cash flow (beginning in the quarter ended December 31, 2009) based on the definition in the Credit Agreement, and is decreased by any actual restricted payments.

The previous first lien term loan was scheduled to mature in August 2011 and bore interest at 2.25% above the Eurodollar rate. Quarterly payments were $1.6 million through September 30, 2010.

In connection with the refinancing of the first lien term loan described above, the Company deferred issuance costs of approximately $11.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs during the quarter ended September 30, 2009 was $0.3 million. In association with the refinancing the Company also wrote off $0.8 million of unamortized deferred issuance costs relating to the previous first lien term loan that are included in other expense on the condensed consolidated statement of operations.

The first lien term loan was recorded net of a $6.4 million discount associated with the issue price. The discount is being accreted to interest expense using the effective interest method over the life of the debt and is reflected in interest expense in the condensed consolidated statement of operations. Accretion for the period ended September 30, 2009 was $0.2 million.

The aggregate maturities of long-term debt outstanding at September 30, 2009, excluding capital lease obligations, based on the contractual terms of the instruments are $1.6 million for the remainder of 2009, $6.4 million in 2010 through 2014 and $601.7 million in 2015.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

During the three and nine months ended September 30, 2009, the Company set its Eurodollar rate on its first lien term loan monthly for an average rate of 1.30% for the three-month period and an average rate of 0.73% for the nine-month period. The Company’s blended average interest rate on its long-term debt as of September 30, 2009 was 5.75%.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the periods indicated below.

	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008
Cash payments for:
Interest (net of amounts capitalized)	$20,757	$24,309
Income taxes	7,097	7,415
Cash received from income tax refunds	3	10,358
Supplemental financing activities:
Dividend declared not paid	$10,992	$8,857

Interest payments in the above table are net of $5.1 million interest paid and $0.4 million interest received on the interest rate swap agreements for the nine months ended September 30, 2009 and 2008, respectively. The amount of interest capitalized in the nine months ended September 30, 2009 and 2008 was $0.2 million and $0.6 million, respectively.

On July 8, 2009, the Company signed an agreement with Shenandoah Telephone to exchange the right to use specific fiber routes owned by the counterparties. The Company accounted for this transaction as a nonmonetary exchange of productive assets under FASB ASC 845, Nonmonetary Transactions. The Company determined the fair value of the assets given up and received using the market approach defined in FASB ASC 820, Fair Value Measurements and Disclosures, which resulted in a gain of $0.2 million during the third quarter of 2009 which the Company classified as depreciation and amortization expense on the Company’s condensed consolidated statement of operations.

Note 7. Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

The Company measures all derivatives at fair value based on information provided by the counterparty which the Company corroborates with third party information, and recognizes them as either assets or liabilities on the Company’s condensed consolidated balance sheet. Changes in the fair values of derivative instruments are recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments (Note 8).

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2009:

Financial Instruments (In thousands)	Face Amount	Carrying Amount	Fair Value
September 30, 2009
Nonderivatives:
Financial assets:
Cash	$86,599	$86,599	$86,599
Long-term investments for which it is not practicable to estimate fair value	N/A	947	947
Financial liabilities:
Senior credit facility	635,000	628,802	635,794
Capital lease obligations	$1,622	$1,622	$1,622

The $0.9 million of long-term investments for which it is not practicable to estimate fair value in the table above primarily represents the Company’s investment in CoBank, ACB (“CoBank”) and is primarily related to patronage distributions of restricted equity. This is a required investment related to the portion of the first lien term loan held by CoBank and it is carried under the cost method.

Note 8. Derivatives and Hedging Activities

In connection with the refinancing of the first lien term loan, the Company paid $9.3 million, inclusive of $2.3 million of accrued unpaid interest, to unwind its interest rate swap agreement which otherwise would have matured on March 1, 2010. The payment was based on the current market value. The interest rate swap had a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR.

NTELOS Inc. was also a party to an interest rate swap agreement that ended in February 2008 with a notional amount of $312.5 million. Fixed interest rate payments were at a per annum rate of 4.1066% and variable rate payments were based on three-month U.S. Dollar LIBOR.

The Company did not designate either of these swap agreements as cash flow hedges for accounting purposes and, therefore, recorded the changes in market value of the swap agreements as gain or loss on interest rate swap instrument for the applicable periods.

The August 2009 Credit Facility requires that the Company enter into a hedge agreement by May 4, 2010 for a minimum notional amount of $320 million to manage its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates.

Note 9. Equity

On August 4, 2009, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.26 per share (totaling $11.0 million), which was paid on October 13, 2009 to stockholders of record on September 14, 2009.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. During the third quarter of 2009, the Company repurchased 118,340 of its common shares at an average cost of $15.65 per share.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Income applicable to common shares for earnings-per-share computation	$14,270	$12,417	$49,008	$40,083

Denominator:
Total shares outstanding	42,279	42,178	42,279	42,178
Less: weighted average unvested shares	(192)	(29)	(146)	(197)
Plus (less): effect of calculating weighted average shares	74	(12)	30	(58)

Denominator for basic earnings per common share - weighted average shares outstanding	42,161	42,137	42,163	41,923
Plus: weighted average unvested shares	192	29	146	197
Plus: common stock equivalents of stock options outstanding	61	147	69	160
Plus: contingently issuable shares	—	—	20	—

Denominator for diluted earnings per common share – weighted average shares outstanding	42,414	42,313	42,398	42,280

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2009:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Addi- tional Paid-in Capital	Treasury Stock	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total NTELOS Holdings Corp. Stock- holders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2008	42,184	—	$422	$166,210	$—	$13,449	$(15,438)	$164,643	$476	$165,119
Non-cash compensation				2,188				2,188		2,188
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.				(298)				(298)	(355)	(653)
Excess tax deduction related to non-cash compensation recorded for non-qualified stock option exercises				32				32		32
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	213		2	728				730		730
Expiration of former Class A common stock repurchase rights				19				19		19
Repurchase of common shares		(118)			(1,861)			(1,861)		(1,861)
Cash dividends declared ($0.78 per share)						(33,000)		(33,000)		(33,000)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						49,008
Amortization of unrealized loss from defined benefit plans, net of $0.4 million of deferred income taxes							598
Comprehensive income attributable to NTELOS Holdings Corp.								49,606
Comprehensive income attributable to noncontrolling interests									669
Total Comprehensive Income										50,275

Balance, September 30, 2009	42,397	(118)	$424	$168,879	$(1,861)	$29,457	$(14,840)	$182,059	$790	$182,849

For the nine months ended September 30, 2008, comprehensive income was $39.7 million and was comprised of net income of $40.1 million and amortization of unrealized gains from defined benefit plans of $0.4 million.

Note 10. Stock Plans

During the nine months ended September 30, 2009, the Company issued 567,906 stock options under the Equity Incentive Plan and issued 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest one year following the grant date. No options expired during the period. Additionally, during the nine months ended September 30, 2009, the Company issued 163,176 shares of restricted stock under the Equity Incentive Plan. These restricted shares vest over one, two or three years, or cliff vest after three years.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2009 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2009	861	$18.34
Granted during the period	611	18.24
Exercised during the period	(27)	11.08
Forfeited during the period	(93)	20.35

Outstanding as of September 30, 2009	1,352	$18.31	8.5 years	$—

Exercisable as of September 30, 2009	371	$17.03	7.3 years	$234

Expected to vest as of September 30, 2009	1,309	$18.06		$—

The weighted-average grant date fair value of stock options granted during the first nine months of 2009 and 2008 was $4.41 per share and $5.65 per share, respectively. The total intrinsic value of options exercised during the first nine months of 2009 and 2008 was $0.2 million and $1.9 million, respectively. The total fair value of options that vested during the first nine months of 2009 and 2008 was $1.7 million and $1.5 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2009 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding as of January 1, 2009	29	$21.45
Granted during the period	163	17.89
Vested during the period	—	—
Forfeited during the period	(5)	18.02

Restricted stock outstanding as of September 30, 2009	187	$18.43

As of September 30, 2009, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Note 11. Income Taxes

Income tax expense for the nine months ended September 30, 2009 was $32.9 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. The annual amounts of these non-deductible, non-cash share-based compensation charges relating to equity-based awards outstanding as of September 30, 2009 are projected to be $0.3 million for the remainder of 2009 and $0.9 million in 2010.

The Company has unused net operating losses (“NOLs”) totaling $171.2 million as of September 30, 2009. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following the Company’s

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

May 2, 2005 merger, the Company expects to use NOLs of approximately $145.7 million as follows: $2.3 million for the remainder of 2009, $9.2 million per year in 2010 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 12. Commitments and Contingencies

The Company periodically makes claims or receives disputes related to our billings to other carriers for access to our network. The Company has not recognized revenue related to such matters. The Company recognizes revenue in the period that it is reliably assured of the collection of these claims.

The Company periodically disputes network access charges that we are assessed by other companies that we interconnect with and are involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

The Company has approximately $0.5 million in purchase commitments remaining at September 30, 2009 which it expects to satisfy during 2010 related to its $88 million three-year vendor agreement entered into in 2007 to purchase network equipment primarily in support of the EV-DO upgrade. The Company has other purchase commitments relating to capital expenditures totaling $11.3 million as of September 30, 2009. These purchase commitments are expected to be satisfied during 2009.

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia and West Virginia. Our primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport and data services and broadband Internet access (such as DSL and dedicated access).

Our wireless operations are composed of an NTELOS-branded retail business, including the FRAWG sub-brand, and a wholesale business which primarily relates to an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”). We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 77% of our total revenues in each of the three and nine months ended September 30, 2009, and approximately 54% and 91% of our total revenue growth over the respective three- and nine-month periods ended September 30, 2008, respectively. As of September 30, 2009, our wireless retail business had approximately 438,300 NTELOS retail subscribers, an increase of 2.6% over the subscriber base as of September 30, 2008 but a 0.9% decrease from the end of the second quarter 2009. Our retail subscriber count represents a 7.9% penetration of our total covered population. In 2008, we commenced an upgrade of our wireless network to Evolution Data Optimized Revision A (“EV-DO”). As of September 30, 2009, 1,054 (or 86.0%) of our total cell sites have been upgraded to EV-DO, and this has completed the number of sites planned for EV-DO upgrade at this point.

We amended our agreement with Sprint Spectrum L.P. during 2007 to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers. For the three months ended September 30, 2009, we realized wholesale revenues of $28.5 million, representing an increase of 4.4% over the three months ended September 30, 2008. Of this total, $27.1 million related to the Strategic Network Alliance, a decline of $2.8 million from the second quarter of 2009 primarily due to the travel data rate being at a contractually pre-set rate that was substantially higher in the second quarter of 2009. Following the travel data rate reset on July 1, 2009, our monthly revenue from Sprint was approximately equal to the $9.0 million minimum revenue stipulated in the contract and based on the magnitude of the rate reset, is projected to remain at that level for the balance of the year and for 2010. For the nine months ended September 30, 2009, we realized wholesale revenues of $89.9 million, representing an increase of 17.2% over the nine months ended September 30, 2008. Of this total, $85.8 million related to the Strategic Network Alliance.

Our wireline operations include the rural local exchange carrier (“RLEC”) segment and the Competitive Wireline segment. Our wireline operating income margins were 36.9% and 33.7% for the three months ended September 30, 2009 and 2008, respectively, and were 35.2% and 33.1% for the nine months ended September 30, 2009 and 2008, respectively.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia communities of Waynesboro, Covington, Clifton Forge and portions of Alleghany, Augusta and Botetourt counties. As of September 30, 2009, we operated approximately 38,900 RLEC telephone access lines.

We own a 2,500 route-mile regional fiber optic network as of September 30, 2009 and participate in partnerships that directly connect our networks with many of the largest markets in the mid-Atlantic region. This reflects an increase of approximately 200 route-miles in the third quarter of 2009 which includes the completion of a fiber route in which we purchased an Indefeasible Right of Use (IRU) for $4.5 million and a fiber swap agreement, which together allow us to expand our broadband and high-capacity business communications services to Culpeper, Madison and Warrenton, Virginia. Additionally, on October 6, 2009, we announced that we had executed an agreement to purchase certain fiber optic and network assets and related transport and data customer service agreements and associated revenues from Allegheny Energy, Inc. The purchase includes approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. Closing, which is expected by year-end 2009, is subject to regulatory approvals and customary closing conditions. Projected 2009 service revenues, including revenues from NTELOS, and adjusted EBITDA, pro forma for the terms and conditions of the agreement, on this fiber network are approximately $8.0 million and $4.5 million, respectively. The purchase price for the transaction assets is approximately $27 million.

We leverage our wireline network infrastructure to offer competitive voice and data communication services in Virginia and West Virginia outside our RLEC coverage area through our Competitive Wireline segment. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier, or CLEC, and Internet Service Provider, or ISP, operation. As of September 30, 2009, we served customers with approximately 49,300 CLEC access line connections. We also offer DSL services in over 98% of our RLEC service area and as of September 30, 2009, we operated approximately 23,100 broadband access connections in our markets, representing an increase of 6.0% over the connections on September 30, 2008. The Competitive Wireline segment strategic products (local phone services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) experienced revenue growth of approximately 7% over each of the three- and nine-month periods ended September 30, 2008. Commencing in late 2007, we have been introducing NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds up to 20 megabits per second. At September 30, 2009, we had approximately 1,800 video customers and passed approximately 8,200 homes with fiber. Revenues from the broadband and video products are included in the Competitive wireline segment.

Many of the market risk factors which affected our results of operations in 2008 continue to affect our results of operations in 2009 (see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008). Additionally, the impact of overall unfavorable economic conditions and increased competition that we began to experience in the fourth quarter of 2008 and the first nine months of 2009 is expected to continue for the remainder of 2009 and into 2010. The magnitude of the impact from the economy and competition may be greater than we anticipate. If it is, the indefinite-lived asset recoverability testing required as of October 1, 2009 (or future testing performed if such an impairment indicator arises) could trigger a revaluation which could result in impairment charges.

In wireless, network improvements, including our upgrade to EV-DO, network expansion and cell site additions, coupled with a more robust handset offering contributed to a 5.5% increase in gross additions over the first nine months of 2008. Offsetting this growth, however, was the current economic climate which contributed to slower year over year wireless net subscriber growth as a result of an increase in customer churn in the second half of 2008 and the first nine months of 2009. As noted above, these higher churn levels and a seasonally lower sales quarter contributed to a net subscriber loss of approximately 3,800 in the third quarter of 2009. These higher churn levels are expected to continue throughout the remainder of 2009 and into 2010. Additionally, postpay competition is expected to stiffen as the market gets closer to saturation. Competition with prepaid products also will likely intensify as more competitors target this segment as a means to sustain growth and increase market share. To remain competitive with our prepaid product offerings, we launched the FRAWG Unlimited Wireless sub-brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides value-seeking customers prepay wireless plan options without a contract, credit check or activation fee. While plans feature competitive price points, our acquisition costs are substantially lower with reduced handset subsidy and selling costs.

Average monthly revenues per handset/unit in service, or ARPU, from voice are expected to continue to decline due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $1.76 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Higher handset subsidy costs as compared to 2008 have been experienced in 2009 and are expected to continue due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. During the first nine months of 2009 smart phone and data card sales represented 29.0% of postpay sales, up from 15.1% in the first nine months of 2008. Data ARPU and revenue are expected to grow due to the continued increase in penetration and usage escalating from our EV-DO deployment; however, this upgrade has resulted in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. The network expenses will increase for the year due to having a full year of expenses related to EV-DO markets deployed during 2008 and to new EV-DO deployment in 2009. Capital expenditures associated with the EV-DO upgrade will decrease for the year as a large portion of that upgrade was completed in 2008.

During 2008 and 2009, we have and plan to continue to expand our network footprint by launching our wireless service in additional new markets, including expansion to provide “in-town” coverage in markets which we had previously only provided coverage along key highway routes. Additionally, we have continued to expand and enhance our network coverage and capacity in many of our primary markets, allowing us to offer our customers an improved service area. We have incurred significant initial costs associated with these expansion and improvement activities and we plan to continue to enhance our network as necessary to continue to provide a high quality network experience and minimize in-market roaming costs. We believe that the investments that we have made and continue to make will provide future benefits by enabling us to continue to add new subscribers, retain existing subscribers and generate additional revenues. As described above, although our net subscriber growth has slowed significantly and was negative in the second and third quarters, we expect subscribers to increase on an annual basis and, as our business continues to mature, we expect to increase our cash flows from operations net of capital expenditures.

In the RLEC segment, we have experienced access line losses in 2009 and these losses are expected to continue in 2010, impacted by continued cable competition, wireless substitution and the economic climate. These line losses, coupled with mid-year 2009 rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, are expected to have a negative impact on our year-over-year RLEC revenue growth. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our customer base, and to promote our Competitive segment strategic data and video products and extend our Competitive segment network to increase the addressable market area.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 4 in our Notes to condensed consolidated financial statements) to subscriber revenues used to calculate average monthly ARPU for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended				Nine Months Ended
(Dollars in thousands, other than average monthly ARPU data)	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Wireless communications revenues		$104,226		$103,894		$322,290	$305,757
Less: equipment revenues from sales to new customers		(1,525)		(1,665)		(4,408)	(9,196)
Less: equipment revenues from sales to existing customers		(4,788)		(4,131)		(14,537)	(8,710)
Less: wholesale revenues		(28,507)		(27,307)		(89,870)	(76,674)
Plus (less): other revenues and adjustments		856		(290)		51	(452)

Wireless gross subscriber revenues		$70,262		$70,501		$213,526	$210,725

Average number of subscribers		440,052		426,552		441,287	421,637
Total average monthly ARPU		$53.22		$55.09		$53.76	$55.53

Proforma total average monthly ARPU(1)	$	N/A	$	N/A	$	N/A	$54.78

Wireless gross subscriber revenues		$70,262		$70,501		$213,526	$210,725
Less: wireless voice and other features revenues		(57,942)		(60,871)		(177,686)	(183,179)

Wireless data revenues		$12,320		$9,630		$35,840	$27,546

Average number of subscribers		440,052		426,552		441,287	421,637
Total data average monthly ARPU		$9.33		$7.53		$9.02	$7.26

(1)	We entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU from the comparative nine-month period in 2008. Historical periods will not be restated. The proforma amounts indicated above are calculated on a net basis effective January 1, 2008.

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, including changes in fair value of our interest rate swap instrument, which was terminated during the August 2009 refinancing, other income, which includes interest income, and gain on sale of investments.

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

The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. Prior to the application of the provisions on attributing net income and comprehensive income to the parent and the noncontrolling interest described in FASB ASC 810-10-45-21, we attributed net income or losses to the noncontrolling interests in the VA Alliance only to the extent of capital contributions from the 3% minority owners as this entity had cumulative losses in excess of their cumulative capital contributions through December 31, 2008. No capital contributions from the 3% minority owners were made during the three or nine months ended September 30, 2009 or 2008. In accordance with FASB ASC 810-10-45-21 which we adopted on January 1, 2009, we are now attributing net income or losses to the noncontrolling interests in the VA Alliance.

Results of Operations

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

Operating revenues increased $0.6 million, or 0.5%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and increased $18.2 million, or 4.6%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Wireless PCS accounted for approximately 54% and 91% of the respective three- and nine-month increases, with growth occurring from wholesale revenues and equipment sales in each respective period, and additionally retail subscriber revenues in the nine-month period. Wireline contributed the remaining revenue increases primarily from growth in key strategic product revenues in the Competitive segment.

Operating income increased $1.9 million over the comparative three months, from $30.9 million for the three months ended September 30, 2008 to $32.9 million for the three months ended September 30, 2009. Operating margin increased from 22.9% for the three months ended September 30, 2008 to 24.2% for the three months ended September 30, 2009. Operating income increased $15.0 million over the comparative nine months, from $86.9 million for the nine months ended September 30, 2008 to $101.9 million for the nine months ended September 30, 2009. Operating margin increased from 21.8% for the nine months ended September 30, 2008 to 24.5% for the nine months ended September 30, 2009. The increases in operating income and the margin expansion for the three- and nine-month periods are attributable to the fact that operating expenses decreased 1.3% from the comparative three-month period and only increased 1.0% over the comparative nine-month period, primarily driven by a decrease in accelerated depreciation as discussed further below.

Net income attributable to NTELOS Holdings Corp. increased $1.9 million from the comparative three months. As noted above, operating income increased $1.9 million. Additionally, we recognized a $3.1 million favorable change in gain on interest rate swap, from a loss of $2.4 million in the three months ended September 30, 2008 to a gain of $0.7 million in the three months ended September 30, 2009. Partially offsetting these favorable changes were a $0.9 million increase in interest expense, a $0.9 million decrease in other income, consisting primarily of interest income, a $1.2 million increase in income tax expense and a $0.2 million increase in net income attributable to noncontrolling interests.

Net income attributable to NTELOS Holdings Corp. increased $8.9 million over the comparative nine months. In addition to the $15.0 million increase in operating income, interest expense decreased $4.2 million. These changes were partially offset by a $1.8 million decrease in other income, consisting primarily of interest income, an unfavorable change in gain on interest rate swap of $1.8 million, from a gain of $3.9 million in the nine months ended September 30, 2008 to a gain of $2.1 million in the nine months ended September 30, 2009, an increase in income tax expense of $6.0 million and an increase in net income attributable to noncontrolling interests of $0.6 million.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
Operating Revenues	2009	2008	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$104,226	$103,894	$332	0.3%

Wireline
RLEC	14,395	15,078	(683)	(4.5)%
Competitive wireline	16,944	15,979	965	6.0%

Total wireline	31,339	31,057	282	0.9%

Other	121	123	(2)	(1.6)%

Total	$135,686	$135,074	$612	0.5%

	Nine Months Ended September 30,
Operating Revenues	2009	2008	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$322,290	$305,757	$16,533	5.4%

Wireline
RLEC	43,543	44,435	(892)	(2.0)%
Competitive wireline	50,154	47,515	2,639	5.6%

Total wireline	93,697	91,950	1,747	1.9%

Other	364	421	(57)	(13.5)%

Total	$416,351	$398,128	$18,223	4.6%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $0.3 million for the third quarter over the same quarter in the prior year due to a $1.2 million, or 4.4%, increase in wholesale and roaming revenues and an increase in equipment sales revenues of $0.5 million, or 8.9%, partially offset by a $1.4 million, or 2.0%, decrease in our net retail subscriber revenue. The $16.5 million year to date increase noted above was primarily due to an increase in our net retail subscriber revenue of $2.2 million, or 1.0%, a $13.2 million, or 17.2%, increase in wholesale and roaming revenues, and a $1.0 million, or 5.8%, increase in equipment revenue.

In both the three- and nine-month comparative periods, subscriber revenues reflected net subscriber growth of 2.6%, or approximately 11,300 subscribers, from approximately 427,000 subscribers as of September 30, 2008 to approximately 438,300 subscribers as of September 30, 2009. Our total retail subscribers at the end of the third quarter were down 3,786 from the end of the second quarter driven by a 43 basis point increase in churn.

The decrease in subscriber revenue of $1.4 million for the three months ended September 30, 2009 includes a $3.0 million, or 16.1%, decrease in prepay revenues due to lower prepay ARPU brought about by competitive pricing reductions and economic conditions which contributed to subscribers changing to or purchasing lower priced plans, an increase in the churn rate and an increase in the number of subscribers who suspend service for a period of time. Partially offsetting this decrease was growth in postpay revenues of $1.6 million, or 3.1%, which is due to growth in data revenue. Underlying the 38.5% growth in data revenue was the technology upgrade to EV-DO (deployed to 86.0% of our cell sites by September 30, 2009), and an increased sales emphasis on smart phones and other data-centric handsets coupled with a richer array of data packages and increased sales of data cards. The total data ARPU for all prepay and postpay products was $9.33 for the three months ended September 30, 2009 compared to $7.53 for the three months ended September 30, 2008, an increase of 23.9%, reflecting the increased take-rate on data packages and increased usage rates. In August 2009, we transitioned our prepay billing services from VeriSign to Convergys Information Management Group Inc. (Convergys). The Convergys billing platform gives us new flexibility and capabilities for offering data services to our prepay customers.

Growth in data ARPU has partially offset declines in voice ARPU resulting from economic and competitive pressure, leading to blended ARPU of $53.22 for the three months ended September 30, 2009, 3.4% below blended ARPU of $55.09 for the three months ended September 30, 2008. We launched the FRAWG Unlimited Wireless sub-brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs to us). During the third quarter of 2009, the launch of FRAWG contributed to a higher mix of prepay sales at lower ARPU levels than the traditionally higher ARPU postpay rate plans, albeit at a lower net subsidy cost from the prepay sales. The launch of FRAWG, coupled with the current economic environment and competitive pricing, could result in further declines in voice related ARPU which we anticipate will be partially offset by growth in data ARPU as described below.

Similarly, increases in data revenue primarily contributed to the $2.2 million improvement in subscriber revenue over the nine-month comparative period, offset by a decline in prepay revenues due to competitive pricing and economic factors noted above. Total data ARPU was $9.02 for the first nine months of 2009, up from $7.26 for the first nine months of 2008 driven by the EV-DO technology upgrade and increases in smart phones and other data-products. Growth in data ARPU has partially offset declines in voice ARPU resulting from economic and competitive pressure, leading to blended ARPU of $53.76 for the nine months ended September 30, 2009 as compared to $55.53 for the nine months ended September 30, 2008. Pro forma of the handset insurance reporting change (see footnote 1 to the ARPU reconciliation table above), blended ARPU decreased $1.02, from $54.78 in the nine months ended September 30, 2008 to $53.76 in the nine months ended September 30, 2009.

The three- and nine-month increases in wholesale and roaming revenues were driven by a $0.8 million, or 3.1%, and an $11.5 million, or 15.4% increase, respectively, in revenue from the Strategic Network Alliance. The three-month increase is disproportionately lower than the nine-month increase due to the travel data rate reset discussed below. The travel-data rate reset resulted in revenue from this agreement dropping to the contract minimum of $9.0 million per month for the third quarter 2009. The nine-month increase is reflective of the significant growth in data usage which was billable at substantially higher contractual preset rates in the prior year and up until the July 1, 2009 rate reset Additionally, roaming revenues from other carriers grew $0.4 million over the comparative three months and $1.7 million over the comparative nine months. Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. We added 74 cell sites within this wholesale service area from September 30, 2008 to September 30, 2009, improving existing service and extending this coverage area.

The Strategic Network Alliance extends through July 31, 2015 and is subject to automatic three-year extensions unless certain notice provisions are exercised. The agreement prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the agreement territory until a maximum of 18 months prior to the end of the agreement. The agreement specifies a series of usage rates for various types of services. The voice rate pricing under the agreement was fixed through July 1, 2008, but provides for volume discounts based on Sprint’s voice revenue yield on that date and thereafter semi-annually to provide incentives for the migration of additional traffic onto the network. Data rates for Sprint in-market home subscribers are on a per subscriber basis. The data rate for Sprint customers that are traveling through the territory and use the network is on a per kilobyte basis. This rate is reset quarterly beginning July 1, 2009. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues for the three months ended September 30, 2009 increased $0.3 million, or 0.9%, over the comparative three months, with revenues from strategic products increasing $0.9 million, or 7.1%, offset by a $0.7 million, or 4.5%, decrease in RLEC revenues. For the nine months ended September 30, 2009, wireline communications revenues increased $1.7 million, or 1.9%, over the comparative nine months, with revenues from strategic products increasing $2.8 million, or 7.2%, primarily offset by a $0.9 million, or 2.0%, decrease in RLEC revenues.

•

RLEC Revenues. RLEC revenues decreased $0.7 million, or 4.5%, from the prior year comparative three-month period primarily due to decreased access and local service revenues as a result of a 7.5% decrease in access lines, partially offset by a 5.9% increase in carrier access minutes due primarily to growth in usage by wireless carriers. Similarly, RLEC revenues decreased $0.9 million, or 2.0%, from the prior year comparative nine-month period. On July 1, 2009, our interstate access rates were subject to a biennial reset (reduction). This rate reset coupled with anticipated network grooming by our customers is estimated to result in an annualized reduction in revenue of approximately $2.4 million.

Access lines totaled approximately 38,900 as of September 30, 2009 and 42,000 as of September 30, 2008. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses, the introduction of competitive voice service offerings from Comcast, which commenced in May 2008 in one of our three RLEC markets, and the conversion of Centrex lines to PBX trunks. We expect that the competitive voice service competition will primarily be for residential customers. We expect to encounter additional voice competition in the fourth quarter of 2009 which could result in greater line losses than experienced in 2008 and the first nine months of 2009.

•

Competitive Wireline Revenues. Competitive wireline revenue for the three months ended September 30, 2009 increased $1.0 million over the three months ended September 30, 2008 due to growth in strategic products. Broadband voice and data services include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet. Revenues from these services increased $0.6 million, or 11.7%. Additionally, revenues from IPTV-based video services increased $0.2 million to $0.3 million driven by growth in customers.

Competitive wireline revenue for the nine months ended September 30, 2009 increased $2.6 million over the nine months ended September 30, 2008, due to growth in strategic products. Revenues from broadband voice and data services increased $2.1 million, or 15.2%. Additionally, revenues from IPTV-based video services increased $0.5 million to $0.8 million driven by growth in customers. Dial-up Internet revenue declined $0.5 million to $1.7 million for the nine months ended September 30, 2009. The total of all other products offset the dial-up Internet decline.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the table presenting operating revenues above, for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
Operating Expenses	2009	2008	$ Variance	% Variance
(dollars in thousands)

Wireless PCS	$65,106	$63,285	$1,821	2.9%

Wireline
RLEC	3,326	4,009	(683)	(17.0)%
Competitive wireline	9,446	9,920	(474)	(4.8)%

Total wireline	12,772	13,929	(1,157)	(8.3)%

Other	1,170	1,470	(300)	(20.4)%

Operating expenses, before non-cash compensation charges, voluntary early retirement plan charges, depreciation and amortization and accretion of asset retirement obligations	79,048	78,684	364	0.5%
Non-cash compensation	707	434	273	62.9%
Voluntary early retirement plan charges	—	6	(6)	(100.0)%
Depreciation and amortization	22,678	24,789	(2,111)	(8.5)%
Accretion of asset retirement obligations	399	249	150	60.2%

Total operating expenses	$102,832	$104,162	$(1,330)	(1.3)%

	Nine Months Ended September 30,
Operating Expenses	2009	2008	$ Variance	%Variance
(dollars in thousands)

Wireless PCS	$196,363	$183,992	$12,371	6.7%

Wireline
RLEC	10,792	11,743	(951)	(8.1)%
Competitive wireline	29,129	28,627	502	1.8%

Total wireline	39,921	40,370	(449)	(1.1)%

Other	5,041	4,243	798	18.8%

Operating expenses, before non-cash compensation charges, voluntary early retirement plan charges, depreciation and amortization and accretion of asset retirement obligations	241,325	228,605	12,720	5.6%
Non-cash compensation	3,272	2,307	965	41.8%
Voluntary early retirement plan charges	—	981	(981)	(100.0)%
Depreciation and amortization	68,927	78,615	(9,688)	(12.3)%
Accretion of asset retirement obligations	960	745	215	28.9%

Total operating expenses	$314,484	$311,253	$3,231	1.0%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before non-cash compensation charges, voluntary early retirement plan charges, depreciation and amortization and accretion of asset retirement obligations:

•

Wireless Communications –The operating expense increase in wireless communications over the comparative three- and nine-month periods was primarily due to increased costs of maintaining our network, combined with direct and indirect costs of sales and services expenses. Specifically, cell site and network access expenses increased $1.3 million over the comparative three months and $4.8 million over the comparative nine months related to additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, and a 10.4% increase in the number of cell sites as of September 30, 2009 over September 30, 2008. Bad debt expense increased $1.4 million and $4.3 million over the comparative three and nine months, respectively, due to an increase in involuntary churn and the impact of the economy and retention costs increased $1.0 million and $0.6 million over the comparative three and nine month periods due to an increase in the volume and cost of handset swaps and upgrades. Advertising expense increased $1.0 million and $2.0 million over the comparative three and nine months related to heavier advertising in response to competitive pressure and to promote the FRAWG unlimited prepay offering launched in the second quarter of 2009. Partially offsetting these increases were decreases in other general and administrative expenses of $0.9 million and $1.2 million in the current versus the prior three- and nine-month comparative periods, respectively, with a decline in performance-based compensation partially offset by normal increases in other expenses. Compensation, benefits and employee sales commissions increased a total of $1.8 million over the comparative nine-month period primarily due to inflationary wage increases, an increase in pension expense (as a result of lower pension plan asset values as of December 31, 2008 due to a significant decline in 2008 of the fair value of plan assets) and an increase in the number of gross additions from the comparative nine-month period. Agent sales commissions also decreased $0.8 million from the three-month comparative period and $1.2 million from the nine-month comparative period due to a decrease in sales generated from third-party agents and the lower selling costs related to the FRAWG product.

The net three-month increases discussed above were partially offset by a $1.0 million decrease in variable cost of sales and services (“COS”), while the nine-month increase in wireless communications operating expenses reflects an increase COS $0.4 million. These changes in COS include a rate-driven decrease in roaming costs as a result of in-network roaming savings related to continued cell site expansion and lower roaming rates from our roaming partners. Equipment COS were flat from the three-month comparative period and increased $4.2 million over the nine-month comparative period due to an increase in subscriber additions and an increase in handset sales to our handset insurance provider. Revenue from handset sales to new and existing customers have risen in 2009 over both comparative periods in 2008 due to the increase in selection of smart phones and other data-centric handsets coupled with more data product offerings and capabilities and attractive handset pricing intended to attract new customers and encourage existing customers to renew their contracts. This also led to a $0.5 million increase in data COS over the comparative three months and a $1.6 million increase in data COS over the comparative nine months. Finally, the nine-month increase was partially offset by a $3.0 million reduction in handset insurance COS related to the April 1, 2008 reporting change discussed in the Other Overview Discussion section above.

We expect continued growth in COS expenses as our customer base grows, roaming volume from national and unlimited plans increases, sales of smart phones and data cards continue to represent a significantly higher percentage of total sales than in the prior year and usage of data features increases. This will be partially offset by a higher content of FRAWG product sales which generally carry lower equipment COS.

•

Wireline Communications – The three- and nine-month decreases in wireline operating expenses noted in the table above are partially attributable to $0.8 million and $1.2 million decreases in general and administrative costs from lower legal and professional fees, lower performance-based compensation expenses and a decrease from the voluntary early retirement accepted by 22 wireline employees in the second quarter of 2008. The remainder of the three-month decrease is primarily due to decreases in access expense and bad debt expense. For the nine-month comparative period, these decreases were partially offset by an increase in access expense of $0.8 million.

•

Other – The nine-month increase in other operating expenses is primarily attributable to the recognition in the first quarter of 2009 of a $1.0 million signing bonus paid to our new President and Chief Operating Officer in consideration of compensation foregone by him by departing his previous employer before 2009 vesting dates.

COST OF SALES AND SERVICES—Cost of sales and services increased $0.3 million, or 0.8%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and increased $7.2 million, or 5.7%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Cell site and network access costs increased $1.1 million and $4.9 million over the respective three- and nine-month periods primarily related to an increase in the number of cell sites over September 30, 2008 and additional access connectivity to support high-speed data over the EV-DO network and to support our increased subscriber base, as described above. For the nine-month comparative period, other notable increases were rent, repairs and maintenance, materials and supplies, long distance wholesale and other expenses incurred in the provisioning of service, which increased $1.8 million collectively.

Also included in cost of sales and services are variable COS. As discussed above, variable COS decreased $1.0 million from the comparative three-month period and increased $0.4 million from the comparative nine-month period.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.9 million, or 7.2%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and increased $7.2 million, or 9.0%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Bad debt expense increased $1.3 million and $4.4 million over the comparative three and nine months, respectively, reflecting a worsening of receivables aging and an increase in the amount of accounts written off. Advertising expenses increased $0.8 million over the comparative three months and $1.8 million over the comparative nine months related to an increase in promotions to combat the increase in competitive pressures and to promote the recently launched FRAWG unlimited prepay offering. Also, as discussed in the wireless communications section above, retention costs increased $1.0 million and $0.6 million in the current versus prior year three- and nine-month periods, respectively. All other selling and marketing related expenses collectively decreased $1.0 million from the comparative three-month period and increased $0.4 million from the comparative nine-month period.

CORPORATE OPERATIONS EXPENSES— Corporate operations expenses decreased $1.7 million, or 21.3%, from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease is primarily attributable to a $2.2 million decrease in compensation and benefits primarily due to a decrease in accrued performance-based compensation expense. Partially offsetting this decrease was a $0.8 million increase in non-cash compensation related to equity awards.

Corporate operations expense decreased $1.7 million, or 6.9%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Included in the results for the nine months ended September 30, 2009 was a $1.0 million signing bonus for our new President and Chief Operating Officer who was hired in March 2009. Offsetting this increase was a decrease of $1.0 million related to the 2008 voluntary early retirement offered to select employees in the wireline division. These charges primarily represent an enhanced pension benefit offered to the 22 employees who accepted the early retirement offer. Additionally, compensation and benefits decreased $2.6 million from the respective nine-month comparative period primarily due to a decrease in accrued performance-based compensation expense. These decreases were primarily offset by increases in professional fees, license fees and royalties and contracted services for the nine-month comparative period.

DEPRECIATION AND AMORTIZATION EXPENSES— Depreciation and amortization expenses decreased $2.1 million, or 8.5%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and decreased $9.7 million, or 12.3%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This decrease is primarily attributable to a decrease in accelerated depreciation of $2.8 million and $12.4 million from the comparative three- and nine-month periods, respectively, primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated related to the EV-DO upgrade discussed below, which was 98% complete in the service area covered by the Strategic Network Alliance by December 31, 2008 and fully completed by June 30, 2009 in all areas planned for upgrade at this time (86.0% of total cell sites). We expect to record approximately $0.5 million of additional accelerated depreciation related to the EV-DO upgrade in the remainder of 2009.

Amortization expense was flat from the three months ended September 30, 2008 to the three months ended September 30, 2009 and decreased $0.4 million from the comparative nine-month period due to the scheduled completion of amortization for a customer list intangible asset after the first quarter of 2008. Offsetting this, normal depreciation increased $0.7 million over the comparative three months and $3.1 million over the comparative nine months due to the $114.7 million increase in the average depreciable base, with significant investments in property, plant and equipment during 2008 and 2009, as further discussed in the liquidity and capital resources section below.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased approximately $0.2 million over each of the comparative three- and nine-month periods.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $0.9 million, or 11.6%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and decreased $4.2 million, or 16.9%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 due primarily to the precipitous drop in LIBOR rates and a lower debt balance from January to August 2009 due to $4.7 million of debt repayments from September 30, 2008 to August 7, 2009 at which time the debt was refinanced (see further discussion in the liquidity and capital resource section that follows).

Gain on interest rate swap instrument(s) increased $3.1 million from the comparative three months and decreased $1.8 million from the comparative nine months. In August 2009, NTELOS Inc. terminated the interest rate swap agreement that commenced in September 2008 with a termination payment of $9.3 million, inclusive of $2.3 million of accrued unpaid interest. This swap agreement was not designated as an interest rate hedge instrument for accounting purposes and, therefore, the changes in the fair value of the swap agreements were recorded currently as gain (loss) on interest rate swap.

Other income (expenses) includes $0.8 million in the three- and nine-month periods ended September 30, 2009 related to the write-off of deferred fees associated with our prior senior secured credit facility which was paid in full in connection with the refinancing noted above. The remaining immaterial amounts primarily relate to interest income from cash that declined from the previous periods due to lower investment interest rates and maintaining lower cash balances in investment accounts.

INCOME TAXES

Income tax expense for the three months ended September 30, 2009 was $9.5 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. Income taxes for the three months ended September 30, 2008 were $8.4 million, driven by non-deductible, non-cash stock based compensation.

Income tax expense for the nine months ended September 30, 2009 was $32.9 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. The amounts of these charges based on equity-based awards outstanding as of September 30, 2009 are projected to be approximately $0.3 million for the remainder of 2009. Income tax expense for the nine months ended September 30, 2008 was $26.9 million, driven by non-deductible, non-cash share-based compensation.

We have unused net operating losses (“NOLs”) totaling $171.2 million as of September 30, 2009. These NOLs, along with net unrealized losses existing at the September 2003 bankruptcy emergence date, are subject to an annual utilization limitation of $1.6 million (prior to adjustment for realization of built-in gains that existed as of the 2005 merger, with a maximum limitation of $9.2 million). Based on this limitation and the adjustments required for certain built-in gains realized or to be realized during the five year period immediately following our May 2, 2005 merger, we expect to use NOLs of approximately $145.7 million as follows: $2.3 million for the remainder of 2009, $9.2 million per year in 2010 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the nine months ended September 30, 2009 and 2008, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest cost following our debt refinancing, cash dividends and required debt principal payments as we continue to execute on our business strategy.

As of September 30, 2009, we had $727.8 million in aggregate long term liabilities, consisting of $623.5 million in outstanding long-term debt ($630.4 million including the current portion, with the $635 million new senior credit facility being recorded net of a $6.4 million (or 1%) discount) and approximately $104.3 million in other long-term liabilities. Our Credit Agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes.

In addition to the long-term debt from the Credit Agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At September 30, 2009, the net present value of these future minimum lease payments was $1.6 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $1.6 million in 2009, $6.4 million in 2010 through 2014 and $601.7 million in 2015.

We have a restricted payment basket under the terms of the Credit Agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. In connection with the August 2009 debt refinancing, the restricted payment basket was reset at $50 million. The restricted payment basket is increased by $10.0 million per quarter plus an additional quarterly amount for calculated excess cash flow (beginning in the quarter ended December 31, 2009) based on the definition in the Credit Agreement, and is decreased by any actual restricted payments. During the quarter ended September 30, 2009, we repurchased shares of our own common stock for approximately $1.9 million which reduced the restricted payment basket and, as previously noted, may repurchase up to a total of $40 million of our own common stock through our repurchase plan announced on August 24, 2009. The balance of the basket as of September 30, 2009 was $48.1 million. On October 13, 2009, we paid an $11.0 million dividend which was declared on August 4, 2009. As provided for in the Credit Agreement, this payment did not reduce the restricted payment basket, but all future dividend payments will reduce the basket balance.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the Credit Agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of September 30, 2009, we are in compliance with all of our debt covenants, and our ratios at September 30, 2009 are as follows:

	Actual	Covenant Requirement at September 30, 2009
Total debt outstanding to EBITDA	2.73	Not more than 4.00
Minimum interest coverage ratio	8.36	Not less than 3.00

During the nine months ended September 30, 2009, net cash provided by operating activities was approximately $145.5 million. Net income during this period was $49.0 million. We recognized $102.0 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $5.5 million. The principal changes in operating assets and liabilities from December 31, 2008 to September 30, 2009 were as follows: accounts receivable decreased by $5.7 million primarily due to a reduction in Sprint receivables (Note 3 in our Notes to condensed consolidated financial statements); inventories and supplies decreased $2.8 million driven by a reduction in inventory from peak retail selling season levels at year-end; other current assets increased $2.4 million related to increases in prepaid maintenance contract and rents; changes in income taxes totaled $1.4 million due to net estimated tax payments compared to current tax accruals; accounts payable decreased $2.1 million; and other current liabilities decreased $1.5 million primarily related to the 2008 annual bonus payment in March 2009. Retirement benefit payments for the first nine months of 2009 were approximately $9.6 million which includes a $9.0 million pension plan funding.

During the nine months ended September 30, 2008, net cash provided by operating activities was $142.4 million. Net income during this period was $40.1 million. We recognized $98.7 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $3.6 million. The principal changes in operating assets and liabilities from December 31, 2007 to September 30, 2008 were as follows: accounts receivable increased by $2.0 million; inventories and supplies increased $1.5 million; other current assets increased $0.1 million; changes in income taxes totaled $13.6 million primarily as a result of a $10.3 million cash refund received in April 2008; accounts payable increased $1.3 million; and, other current liabilities decreased $1.7 million. Retirement benefit payments for the first nine months of 2008 were $6.0 million which includes a $5.4 million pension plan funding payment.

Our cash flows used in investing activities for the nine months ended September 30, 2009 were approximately $91.7 million. Of this total, $0.7 million was used to acquire a noncontrolling interest in the VA Alliance and $91.0 million was used for the purchase of property and equipment comprised of (i) approximately $42.4 million related to our wireless business, including approximately $3.0 million of incremental capital expenditures related to our network upgrade to EV-DO, approximately $9.7 million of continued network coverage expansion and enhancements within our coverage area, approximately $27.3 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $2.4 million to support our existing networks and other business needs, (ii) approximately $31.8 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and (iii) approximately $16.9 million related primarily to information technology for our new prepaid service billing platform implemented in third quarter 2009 and for web portal applications to enhance the customer on-line buying, payment and account management experiences.

Our cash flows used in investing activities for the nine months ended September 30, 2008 were $98.1 million primarily used for the purchase of property and equipment comprised of (i) approximately $61.7 million related to our wireless business, including approximately $28.3 million of incremental capital expenditures related to our network upgrade to EV-DO, (ii) approximately $29.1 million related to our wireline business and, (iii) approximately $7.3 million related to information technology and corporate expenditures to enhance and maintain the back office support systems.

We currently expect capital expenditures for 2009 to be in the range of $107 million to $108 million, including incremental capital expenditures for an upgrade to our wireless network related to EV-DO (completed during the second quarter). We expect that our capital expenditures associated with our wireless business in 2009 will be in the range of $51 million to $52 million, of which approximately $15 million to $16 million represents incremental capital expenditures related to our network upgrade to EV-DO (which was completed prior to June 30, 2009) and continued network coverage expansion and enhancements within our coverage area, $37 million for wireline segments, and approximately $12 million for a new wireless prepay billing platform which will provide for increased functionality, and a web portal as discussed above. Additionally, we expect to spend another $7 million for enhancements and upgrades to our other information technology and corporate back office support systems. Expenditures related to the acquisition of fiber optic assets from Allegheny Energy, Inc. are not included in the 2009 wireline capital expenditure outlook.

Net cash used in financing activities for the nine months ended September 30, 2009 aggregated $32.9 million, which primarily represents the following:

•	$628.7 million in proceeds from the issuance of long-term debt, net of original issue discount;

•	$11.5 million in debt issuance costs;

•	$606.5 million used to repay our first lien term loan;

•	$9.3 million used to terminate our interest rate swap, inclusive of $2.3 million of accrued unpaid interest;

•	$33.0 million used for common stock cash dividends ($0.78 per share in the aggregate) paid on January 12, 2009, April 13, 2009 and July 13, 2009;

•	$1.9 million used for the repurchase of our common stock; and,

•	$0.6 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

Net cash used in financing activities for the nine months ended September 30, 2008 aggregated $30.3 million, which primarily represents the following:

•	$4.7 million in payments on our first lien term loan;

•	$26.5 million used to pay common stock cash dividends ($0.63 per share in the aggregate) on January 10, 2008, April 11, 2008 and July 11, 2008; and,

•	approximately $1.0 million proceeds and tax benefits primarily related to the exercise of stock options.

As of September 30, 2009, we had approximately $86.6 million in cash and working capital (current assets minus current liabilities) of approximately $70.3 million. As of December 31, 2008, we had approximately $65.7 million in cash and working capital of approximately $49.7 million. Of the cash on hand on September 30, 2009, $82.8 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Credit Agreement.

We paid dividends totaling $11.0 million, or $0.26 per share, in each of the first, second and third quarters of 2009. On August 4, 2009, the board of directors declared a dividend in the amount of $0.26 per share which was paid on October 13, 2009 to stockholders of record on September 14, 2009 and totaled $11.0 million. On November 3, 2009, the board of directors declared a dividend in the amount of $0.28 per share to be paid on January 12, 2010 to stockholders of record on December 14, 2009. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement (as discussed earlier in this section).

We believe that our current cash balances of $86.6 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures and cash dividend payments for the next 24 months. As noted above, in October 2009 we entered into a $27 million fiber asset purchase agreement which is expected to close by year-end 2009. We also have announced that the Board of Directors has authorized the repurchase of up to $40 million of our common stock, of which $1.9 million has been purchased through September 30, 2009. Additionally, we project that we will spend approximately $16 million to $17 million on capital expenditures in the fourth quarter of 2009, substantial amounts of which are for cell site additions and fiber construction which are highly discretionary in nature. If our growth opportunities result in further unforeseeable capital expenditures during this period, we may seek additional financing in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of September 30, 2009, $635.0 million was outstanding under the first lien term loan. As of September 30, 2009, NTELOS Inc. had a leverage ratio of 2.73:1.00 and an interest coverage ratio of 8.36:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 3.75% above the Eurodollar rate or 2.00%, whichever is greater, or 2.75% above the Federal Funds rate or 3.00%, whichever is greater. We have other fixed rate, long-term debt in the form of capital leases totaling $1.6 million as of September 30, 2009.

In connection with the refinancing in August 2009 we terminated our $600 million interest rate swap agreement. The fixed rate payments due under the swap agreement were calculated at a per annum rate of 2.66%. Our swap counterparty’s variable rate payments were based on three month U.S. Dollar LIBOR. Interest rate differentials paid or received under the swap agreement were recognized for GAAP purposes over the three month maturity periods as adjustments to our interest expense.

We have interest rate risk on borrowings under the first lien term loan and we could be exposed to loss. The August 2009 Credit Facility requires that we enter into a hedge agreement by May 4, 2010 for a minimum notional amount of $320 million to manage our exposure to interest rate movements by converting a portion of our long-term debt from variable to fixed rates.

At September 30, 2009, our financial assets included cash of $86.6 million. Other securities and investments totaled $0.9 million at September 30, 2009.

The following sensitivity analysis indicates the impact at September 30, 2009, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$628,802	$635,794	$653,958	$618,219
Capital lease obligations	1,622	1,622	1,799	1,472

A ten percent increase or decrease in interest rates would result in a change of $0.3 million in interest expense for 2009, based on an assumption that the LIBOR rate at September 30, 2009 remained unchanged throughout the remainder of 2009.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first nine months of 2009, existing policies that were changed during the third quarter of 2009 and new policies that were issued by the FASB during the third quarter of 2009 but will be adopted in a future reporting period.

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, in September 2006. FASB ASC 820 defines fair value, establishes a framework for the measurement of fair value, and requires certain disclosures about fair value measurements. FASB ASC 820 does not require any new fair value measures. FASB ASC 820 was effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007 and we adopted FASB ASC 820 beginning on January 1, 2008. However, the effective date of FASB ASC 820 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis was deferred to fiscal years beginning after November 15, 2008. FASB ASC 820 is required to be applied prospectively, except for certain financial instruments. The effect of adoption was immaterial to us and resulted in expanded disclosures regarding our interest rate swap.

In December 2007, the FASB issued FASB ASC 805, Business Combinations. FASB ASC 805 requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” FASB ASC 805 applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under FASB ASC 805, all business combinations will be accounted for by applying the acquisition method. FASB ASC 805 is effective for periods beginning on or after December 15, 2008. We will apply FASB ASC 805 to business combinations occurring after the effective date.

In December 2007, the FASB issued new guidance for noncontrolling interests in consolidated financial statements through FASB ASC 810. Under FASB ASC Subtopic 810-10-65, noncontrolling interests (previously referred to as minority interests) are required to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. FASB ASC 810 also applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in the consolidated financial statements. We have adopted the transition guidance in FASB ASC Subtopic 810-10-65 effective January 1, 2009 and have recast comparative period information to classify noncontrolling interests in equity. Additionally, we are now attributing net income or losses to the noncontrolling interests in the VA Alliance, which have cumulative losses in excess of their cumulative capital contributions.

In March 2008, the FASB issued disclosure requirements for derivative instruments and hedging activities under FASB ASC 815. FASB ASC Subtopic 815-10-50 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under topic 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Statement expands the current disclosure framework. We have adopted these disclosure requirements in 2009.

In May 2009, the FASB issued new recognition requirements for subsequent events through FASB ASC 855. FASB ASC Subtopic 855-10-25 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the requirements of FASB ASC Subtopic 855-10-25 (Note 2 in our Notes to condensed consolidated financial statements).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB’s Accounting Standards Codification became the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. We have adopted SFAS No. 168 as of September 30, 2009 and have begun citing the Codification in our financial statements as of and for the period ended September 30, 2009.

In April 2008, the FASB issued subsequent measurement guidance for the determination of the useful life of intangible assets under FASB ASC Subtopic 350-30-35. Under this guidance, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is restricted to estimating the useful life of recognized intangible assets; it contains no guidance on how to measure or amortize them or account for the costs of renewals. FASB ASC Subtopic 350-30-50 also adds disclosures to those already required by FASB ASC 350. We have adopted these requirements effective January 1, 2009, including the additional disclosure requirements relating to costs incurred to renew or extend the term of a recognized intangible asset (Note 2 in our Notes to condensed consolidated financial statements), and we will apply the provisions of FASB ASC 350 prospectively to intangible assets acquired or renewed after the effective date of FASB ASC 350.

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities under FASB ASC Subtopic 260-10-45. FASB ASC Subtopic 260-10-45 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities. The impact of this guidance was immaterial to our calculation of earnings per share.

In December 2008, the FASB issued additional disclosure requirements for an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan through FASB ASC Subtopic 715-20-50. The disclosures about plan assets required by FASB ASC Subtopic 715-20-50 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes. We will implement the provisions of this standard for our year end 2009 reporting disclosures.

In November 2008, the FASB issued guidance on accounting for defensive intangible assets through FASB ASC Subtopic 350-30-35. This guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in R&D activities. The consensus specifies that a defensive intangible asset should be accounted for as a separate unit of accounting and must be assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. This guidance is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply this guidance for any defensive intangible assets acquired on or after January 1, 2009.

In April 2009, the FASB established interim disclosure requirements about the fair value of financial instruments through FASB ASC Subtopic 825-10-50. Disclosures about fair value of financial instruments are now required for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance also amends the requirements of FASB ASC Subtopic 270-10-50, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. Upon initial adoption, these provisions are not required for earlier periods that are presented for comparative purposes. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. We adopted these requirements as of June 30, 2009 and it has resulted in expanded interim disclosures about the fair value of our financial instruments.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends FASB ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of ASU 2009-13 on its condensed consolidated financial statements and disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock.

The following table provides information with respect to purchases by the Company of shares of its common stock during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
August 24, 2009 – August 31, 2009	—	$—	—	$40,000,000
September 1, 2009 – September 30, 2009	118,340	$15.65	118,340	$38,148,536

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Credit Agreement, dated as of August 7, 2009

31.1*	Certificate of James S. Quarforth, Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James S. Quarforth, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed August 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 6, 2009	By:	/S/ JAMES S. QUARFORTH
James S. Quarforth
Chief Executive Officer and Chairman of the Board

Dated: November 6, 2009	By:	/S/ MICHAEL B. MONEYMAKER
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary