Form 10-Q
period 2010-03-31
NTELOS HOLDINGS CORP
filed 2010-05-04
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

There were 41,588,994 shares of the registrant’s common stock outstanding as of the close of business on April 29, 2010.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	March 31, 2010	December 31, 2009
Assets

Current Assets
Cash	$51,889	$51,097
Accounts receivable, net of allowance of $17,340 ($18,028 in 2009)	46,948	45,767
Inventories and supplies	7,638	10,870
Other receivables	1,852	1,705
Income tax receivable	—	4,368
Prepaid expenses and other	13,323	10,196

	121,650	124,003

Securities and Investments	1,055	1,023

Property, Plant and Equipment
Land and buildings	43,869	43,331
Network plant and equipment	623,366	622,404
Furniture, fixtures and other equipment	82,339	75,620

Total in service	749,574	741,355
Under construction	30,974	14,008

	780,548	755,363
Less accumulated depreciation	272,614	254,388

	507,934	500,975

Other Assets
Goodwill	113,041	113,041
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $63,227 ($60,299 in 2009)	61,432	64,360
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,853	16,850
Deferred charges and other assets	12,163	12,845

	350,938	354,545

	$981,577	$980,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,961	$6,876
Accounts payable	29,882	30,756
Dividends payable	11,630	11,604
Advance billings and customer deposits	20,647	20,006
Accrued compensation	6,197	5,583
Income tax payable	4,613	—
Accrued operating taxes	3,148	3,070
Other accrued liabilities	5,727	4,832

	88,805	82,727

Long-term Liabilities
Long-term debt	620,747	622,032
Retirement benefits	32,959	41,287
Deferred income taxes	38,094	35,437
Other long-term liabilities	22,535	22,818
Income tax payable	136	136

	714,471	721,710

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,492 shares issued and 41,541 shares outstanding (42,486 issued and 41,431 outstanding in 2009)	425	425
Additional paid in capital	170,537	169,887
Treasury stock, 950 shares at cost (1,055 shares at cost in 2009)	(16,266)	(16,927)
Retained earnings	33,010	32,129
Accumulated other comprehensive loss	(8,910)	(9,004)

Total NTELOS Holdings Corp. Stockholders’ Equity	178,796	176,510
Noncontrolling interests	(495)	(401)

	178,301	176,109

	$981,577	$980,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2010	March 31, 2009
Operating Revenues	$137,551	$140,664

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	43,293	45,224
Customer operations	30,969	29,414
Corporate operations	10,289	8,968
Depreciation and amortization	21,528	23,158
Accretion of asset retirement obligations	124	276

	106,203	107,040

Operating Income	31,348	33,624

Other Income (Expenses)
Interest expense	(10,090)	(5,306)
Gain on interest rate swap	—	928
Other income	67	75

	(10,023)	(4,303)

	21,325	29,321

Income Tax Expense	8,595	11,687

Net Income	12,730	17,634

Net Income Attributable to Noncontrolling Interests	(219)	(232)

Net Income Attributable to NTELOS Holdings Corp.	$12,511	$17,402

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic and diluted	$0.30	$0.41

Weighted average shares outstanding – basic	41,216	42,155
Weighted average shares outstanding – diluted	41,540	42,331

Cash Dividends Declared per Share – Common Stock	$0.28	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income attributable to NTELOS Holdings Corp.	$12,511	$17,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,600	20,307
Amortization	2,928	2,851
Accretion of asset retirement obligations	124	276
Deferred income taxes	2,658	8,644
Gain on interest rate swap instrument	—	(928)
Equity-based compensation expense	1,224	1,043
Amortization of loan origination costs and debt discount	656	94
Noncontrolling interests	219	232
Retirement benefits and other	889	1,394
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(1,181)	6,317
Decrease in inventories and supplies	3,232	1,531
Increase in other current assets	(3,274)	(3,951)
Changes in income taxes	8,937	3,089
Decrease in accounts payable	(1,099)	(872)
Increase (decrease) in other current liabilities	2,321	(3,918)
Retirement benefit contributions and distributions	(9,319)	(9,200)

Net cash provided by operating activities	39,426	44,311

Cash flows from investing activities
Purchases of property, plant and equipment	(25,391)	(31,614)
Other	—	2

Net cash used in investing activities	(25,391)	(31,612)

Cash flows from financing activities
Repayments on first lien term loan	(1,588)	(1,572)
Cash dividends paid on common stock	(11,604)	(10,968)
Capital distributions to noncontrolling interests	(313)	—
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	—	(653)
Other	262	399

Net cash used in financing activities	(13,243)	(12,794)

Increase (decrease) in cash	792	(95)
Cash:
Beginning of period	51,097	65,692

End of period	$51,889	$65,597

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. and its subsidiaries, is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia, Pennsylvania and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport, data services for Internet access and wide area networking, and IPTV-based video services. Holdings Corp. does not have any independent operations.

On December 31, 2009, the Company closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. for approximately $27 million. The purchase includes approximately 2,200 route-miles of fiber principally through Indefeasible Rights to Use (“IRUs”) located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. These IRUs have a 20 year life. The Company has initially allocated the purchase price as follows: $25.5 million to IRU’s and other equipment, $1.6 million to customer intangible and $0.4 million to current liabilities. The Company estimates the total annualized revenue from the transport and data service contracts acquired by the Company is approximately $7 million. The Company believes the purchase price approximates the fair value of the net assets recorded and therefore has not recorded any goodwill or gain on the transaction. The Company will finalize its acquisition accounting for this transaction in 2010.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010 and for the three months ended March 31, 2009 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at March 31, 2010 has maintained a high rating by Standard & Poor’s and Moody’s. At March 31, 2010 and December 31, 2009, the Company did not have any cash equivalents.

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at March 31, 2010 and December 31, 2009 was $3.8 million and $5.8 million, respectively. The remaining $48.1 million of cash at March 31, 2010 and the remaining $45.2 million of cash at December 31, 2009 were held in non-interest bearing deposit accounts. Total interest income related to cash was $0.1 million for each of the three months ended March 31, 2010 and 2009, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense was $2.3 million for each of the three months ended March 31, 2010 and 2009, respectively. The Company’s allowance for doubtful accounts was $17.3 million and $18.0 million as of March 31, 2010 and December 31, 2009, respectively.

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

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the subsequent measurement guidance described in FASB ASC 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of March 31, 2010 that would require it to perform impairment testing.

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

The Company determined that there were no material impairment indicators present as of March 31, 2010 that would require testing during the three months ended March 31, 2010.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At March 31, 2010 and December 31, 2009, other intangibles were comprised of the following:

		March 31, 2010		December 31, 2009
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Customer relationships	3 to 15 yrs.	$115,009	$(60,058)	$115,009	$(57,291)
Trademarks	14 to 15 yrs.	9,650	(3,169)	9,650	(3,008)

Total		$124,659	$(63,227)	$124,659	$(60,299)

The Company amortizes its finite-lived intangible assets using the straight-line method. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March 31, 2010 or 2009. Amortization expense for the three months ended March 31, 2010 and 2009 was $2.9 million and $2.8 million, respectively. The Company attributed $1.6 million of the $27 million asset purchase from Allegheny Energy, Inc. (Note 1) to customer relationships, which is being amortized over a period of five years.

Amortization expense for the remainder of 2010 and the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2010	$8,301	$484	$8,785
2011	11,068	645	11,713
2012	10,411	645	11,056
2013	10,082	645	10,727
2014	10,082	645	10,727
2015	$4,041	$645	$4,686

Derivatives and Hedging Activities

The Company did not designate its swap agreement outstanding during the three months ended March 31, 2009 as a cash flow hedge for accounting purposes and, therefore, recorded the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable period.

The August 2009 senior secured credit facility (Note 4) provided that the Company must enter into a hedge agreement by May 4, 2010 for a minimum notional amount of $320 million to manage its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates. The Company executed an amendment to the senior secured credit facility on April 23, 2010 to extend the date by which a hedge agreement is required to December 31, 2010.

Share-Based Compensation

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid-in capital on the condensed consolidated balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of the common stock options granted in 2010 and 2009 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 8).

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2010 and 2009, the Company’s 401(k) matching contributions for the three months ended March 31, 2010, and equity-based compensation expense for the Company’s 2009 annual incentive bonus plan for certain officers and management positions for the three months ended March 31, 2009 (Note 8) was allocated as follows:

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Cost of sales and services	$183	$93
Customer operations	244	190
Corporate operations	797	760

Equity-based compensation expense	$1,224	$1,043

Future charges for equity-based compensation related to instruments outstanding at March 31, 2010 for the remainder of 2010 and for the years 2011 through 2014 are estimated to be $3.1 million, $2.7 million, $1.8 million, $0.7 million and less than $0.1 million, respectively. Equity-based compensation expense related to the 401(k) match is conditional on future participant contributions; as such, the future equity-based compensation estimates do not include this element.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three months ended March 31, 2010 and 2009, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Service cost	$703	$731
Interest cost	965	899
Expected return on plan assets	(1,096)	(758)
Amortization of loss	105	288

Net periodic benefit cost	$677	$1,160

Pension plan assets were valued at $56.4 million at March 31, 2010, which included funding contributions in the first quarter of 2010 of $9.0 million, and $45.9 million at December 31, 2009.

For the three months ended March 31, 2010 and 2009, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Service cost	$25	$31
Interest cost	172	194
Amortization of loss	—	17

Net periodic benefit cost	$197	$242

The total expense recognized for the Company’s nonqualified pension plan for both the three months ended March 31, 2010 and 2009 was $0.2 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy, effective June 1, 2009, is to make matching contributions in shares of the Company’s common stock. Prior to June 1, 2009, the Company’s policy was to make matching contributions in cash.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Treasury Stock

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock (Note 7). Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. The Company reissues treasury shares as part of its shareholder approved stock-based compensation programs, its employee stock purchase program and for its 401(k) match.

Note 3. Disclosures about Segments of an Enterprise and Related Information

The Company manages its business segments with separate products and services.

The Company has one customer, Sprint Nextel, which accounted for approximately 21% and 22% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
As of and for the three months ended March 31, 2010
Operating revenues	$104,045	$14,235	$19,139	$132	$—	$137,551
Intersegment revenues(1)	77	1,684	1,271	6	(3,038)	—
Operating income (loss)	23,639	6,450	4,728	(3,469)	—	31,348
Depreciation and amortization	14,090	3,488	3,863	87	—	21,528
Accretion of asset retirement obligations	188	5	(69)	—	—	124
Equity-based compensation charges	185	92	18	929	—	1,224

Goodwill	63,700	33,438	15,903	—	—	113,041

Total segment assets	$516,330	$189,247	$160,975	$1,126	$—	$867,678
Corporate assets						113,899

Total assets						$981,577

For the three months ended March 31, 2009
Operating revenues	$109,206	$14,690	$16,643	$125	$—	$140,664
Intersegment revenues(1)	63	1,574	1,243	6	(2,886)	—
Operating income (loss)	26,153	7,215	3,624	(3,368)	—	33,624
Depreciation and amortization	16,283	3,666	3,151	58	—	23,158
Accretion of asset retirement obligations	257	5	14	—	—	276
Equity-based compensation charges	$98	$63	$5	$877	$—	$1,043

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for the three months ended March 31, 2010 and 2009 were $2.5 million and $2.4 million, respectively.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Additionally, the “Other” category included equity-based compensation of $0.9 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, related to equity awards for all employees receiving such awards, including 401(k) matching contributions for the three months ended March 31, 2010 for corporate and communication services employees. Equity-based compensation expense for the “Other” category for the three months ended March 31, 2009 also included $0.4 million related to the 2009 annual incentive bonus plan for certain officers and other management positions based on an estimate of the pro-rata amount that would be earned in the form of equity awards.

Operating expenses which provide a direct benefit to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $6.0 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $2.3 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

Note 4. Long-Term Debt

As of March 31, 2010 and December 31, 2009, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
First lien term loan, net of discount	$626,089	$627,444
Capital lease obligations	1,619	1,464

	627,708	628,908

Less: current portion of long-term debt	6,961	6,876

Long-term debt	$620,747	$622,032

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced the existing first lien term loan with $670 million of new senior secured credit facility comprised of a $35 million revolving credit facility and a $635 million term loan. The first lien term loan was issued at a 1% discount for net proceeds of $628.7 million. The new first lien term loan matures in August 2015 with quarterly payments of $1.6 million and the remainder due at maturity. The first lien term loan bears interest at 3.75% above either the Eurodollar rate or 2.0%, whichever is greater. The senior secured credit facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The first lien term loan also includes various restrictions and conditions including covenants relating to leverage and interest coverage ratio requirements. At March 31, 2010, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 2.80:1.00 and its interest coverage ratio (as defined) was 6.71:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remains undrawn.

During second quarter 2010 the Company amended its first lien term loan to extend the date by which the Company must enter into a hedge agreement from May 4, 2010 to December 31, 2010.

The first lien term loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the credit agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments, including dividend payments and stock repurchases. The calculated excess cash flow for the three months ended March 31, 2010 was $5.3 million. This amount will be added to the restricted payment basket in the second quarter of 2010. The $11.6 million dividend (Note 7) was the only restricted payment made during the quarter ended March 31, 2010. The balance of the basket as of March 31, 2010 was $31.5 million.

In connection with the refinancing of the first lien term loan described above, the Company deferred issuance costs of approximately $11.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three months ended March 31, 2010 was $0.4 million.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The first lien term loan was recorded net of a 1% discount ($6.4 million) of the debt issuance. The discount is being accreted to interest expense using the effective interest method over the life of the debt and is reflected in interest expense in the condensed consolidated statement of operations. Accretion for the three months ended March 31, 2010 was $0.2 million.

The aggregate maturities of long-term debt outstanding at March 31, 2010, excluding capital lease obligations, based on the contractual terms of the instruments are $4.8 million for the remainder of 2010, $6.4 million per year in 2011 through 2014 and $601.7 million in 2015.

The Company’s blended average interest rate on its long-term debt as of March 31, 2010 and December 31, 2009 was approximately 6.4% and 4.8%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles used in its operations with lease terms of four to five years. At March 31, 2010, the carrying value and accumulated depreciation of these assets is $3.6 million and $1.7 million, respectively, and the net present value of these future minimum lease payments is $1.6 million. As of March 31, 2010, the principal portion of these obligations is due as follows: $0.5 million for the remainder of 2010, $0.5 million in 2011, $0.4 million in 2012, $0.2 million in 2013, $0.1 million in 2014 and less than $0.1 million thereafter.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the periods indicated below.

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Cash payments for:
Interest (net of amounts capitalized)	$9,105	$4,824
Income taxes	—	6
Cash received from income tax refunds	3,000	1
Supplemental financing activities:
Dividend declared not paid	$11,630	$10,995

The amount of interest capitalized in both of the three months ended March 31, 2010 and 2009 was less than $0.1 million, respectively. For the three months ended March 31, 2009, interest payments in the above table exclude $0.7 million interest paid on an interest rate swap agreement (Note 6).

Note 6. Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

During the quarter ended March 31, 2009, the Company had an interest rate swap agreement scheduled to extend through March 1, 2010 to manage its exposure to interest rate movements. The interest rate swap had a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. In connection with the aforementioned refinancing, the Company paid $9.3 million, inclusive of $2.3 million of accrued unpaid interest, to terminate its interest rate swap agreement.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

Financial Instruments (In thousands)	Face Amount	Carrying Amount	Fair Value
March 31, 2010
Nonderivatives:
Financial assets:
Cash	$51,889	$51,889	$51,889
Long-term investments for which it is not practicable to estimate fair value	N/A	1,055	1,055
Financial liabilities:
Senior credit facility	631,825	626,089	636,298
Capital lease obligations	$1,619	$1,619	$1,619

December 31, 2009
Nonderivatives:
Financial assets:
Cash	$51,097	$51,097	$51,097
Long-term investments for which it is not practicable to estimate fair value	N/A	1,023	1,023
Financial liabilities:
Senior credit facility	633,413	627,444	630,993
Capital lease obligations	$1,464	$1,464	$1,464

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.9 million as of March 31, 2010 and December 31, 2009 represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the first lien term loan held by CoBank. This investment is carried under the cost method.

The fair value of the senior credit facility was derived based on quoted trading price obtained from the administrative agent at March 31, 2010 and December 31, 2009 as applicable. The Company’s valuation technique for this instrument is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 7. Equity

On February 25, 2010, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.28 per share (totaling $11.6 million), which was paid on April 12, 2010 to stockholders of record on March 12, 2010. On April 30, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on July 14, 2010 to stockholders of record on June 14, 2010.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. During the three months ended March 31, 2010, the Company did not repurchase any of its common shares. Through December 31, 2009, the Company had repurchased 1,046,467 shares for $16.9 million.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The computations of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Numerator:
Income applicable to common shares for earnings-per-share computation	$12,511	$17,402

Denominator:
Total shares outstanding	41,541	42,349
Less: weighted average unvested shares	(267)	(64)
Less: effect of calculating weighted average shares	(58)	(130)

Denominator for basic earnings per common share – weighted average shares outstanding	41,216	42,155
Plus: weighted average unvested shares	267	64
Plus: common stock equivalents of stock options outstanding	57	83
Plus: contingently issuable shares	—	29

Denominator for diluted earnings per common share – weighted average shares outstanding	41,540	42,331

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2010:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Addi- tional Paid-in Capital	Treasury Stock	Retained Earnings	Accum-ulated Other Com-prehensive Loss	Total NTELOS Holdings Corp. Stock- holders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2009	42,486	(1,055)	$425	$169,887	$(16,927)	$32,129	$(9,004)	$176,510	$(401)	$176,109
Equity-based compensation				840				840		840
Excess tax deduction related to the recognition of certain equity-based compensation				16				16		16
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	6	105		(206)	661			455		455
Cash dividends declared ($0.28 per share)						(11,630)		(11,630)		(11,630)
Capital distribution to noncontrolling interests									(313)	(313)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						12,511
Amortization of unrealized loss from defined benefit plans, net of $60 of deferred income taxes							94
Comprehensive income attributable to NTELOS Holdings Corp.								12,605
Comprehensive income attributable to noncontrolling interests									219
Total Comprehensive Income										12,824

Balance, March 31, 2010	42,492	(950)	$425	$170,537	$(16,266)	$33,010	$(8,910)	$178,796	$(495)	$178,301

For the three months ended March 31, 2009, comprehensive income was $17.8 million and was comprised of net income of $17.6 million and amortization of unrealized losses from defined benefit plans of $0.2 million.

Note 8. Stock Plans

During the three months ended March 31, 2010, the Company issued 346,481 stock options under the Equity Incentive Plan and issued 28,520 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest one year following the grant date. No options expired during the period. Additionally, during the three months ended March 31, 2010, the Company issued 90,607 shares of restricted stock under the Equity Incentive Plan and 13,700 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares issued under the Equity Incentive Plan cliff vest after one or three years and the restricted shares issued under the Non-Employee Director Equity Plan cliff vest after one year.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations. For more details on these Black-Scholes assumptions, see Note 9 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The fair value of each restricted stock award is based on the closing price of the Company’s common stock on the grant date.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The summary of the activity and status of the Company’s stock options for the three months ended March 31, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2010	1,456	$18.06
Granted during the period	375	17.48
Exercised during the period	(17)	4.20
Forfeited during the period	(41)	20.35

Outstanding as of March 31, 2010	1,773	$18.01	8.6 years	$—

Exercisable as of March 31, 2010	634	$18.18	7.5 years	$—

Expected to vest as of March 31, 2010	1,747	$12.21		$—

The weighted-average grant date fair value of stock options granted during the first three months of 2010 and 2009 was $3.85 per share and $4.40 per share, respectively. The total intrinsic value of options exercised during the first three months of 2010 and 2009 was $0.2 million and $0.1 million, respectively. The total fair value of options that vested during the first three months of 2010 and 2009 was $1.8 million and $1.6 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding as of January 1, 2010	233	$18.14
Granted during the period	104	17.52
Vested during the period	(17)	18.01
Forfeited during the period	(33)	18.19

Restricted stock outstanding as of March 31, 2010	287	$17.92

As of March 31, 2010, there was $3.7 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted shares that vested during the first three months of 2010 was $0.3 million. No restricted shares vested during the three months ended March 31, 2009.

Note 9. Income Taxes

Income tax expense for the three months ended March 31, 2010 was $8.6 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2010, the amounts of these charges for equity-based awards outstanding as of March 31, 2010 and other non-deductible compensation are expected to be $0.8 million and $0.2 million, respectively.

The Company has unused net operating losses, including certain built-in losses (“NOLs”) totaling $166.6 million as of March 31, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $141.1 million as follows: $6.9 million for the remainder of 2010, $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 10. Commitments and Contingencies

The Company periodically makes claims or receives disputes related to our billings to other carriers for access to our network. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims.

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

The Company has purchase commitments relating to capital expenditures totaling $13.0 million as of March 31, 2010, which are expected to be satisfied during 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. Our primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport, data services for Internet access and wide area networking and IPTV-based video services.

Our wireless operations are composed of an NTELOS-branded retail business, including the FRAWG brand in certain markets, and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 76% and 78% of our total revenues in each of the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, our wireless retail business had approximately 445,300 NTELOS retail subscribers, representing an 8.0% penetration of our total covered population. As of March 31, 2010, 1,065 (or 85%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the three months ended March 31, 2010 and 2009, we realized wireless wholesale revenues of $28.3 million and $30.1 million, respectively. Of this total for the three months ended March 31, 2010 and 2009, $27.1 million and $28.8 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint Nextel has fallen below the $9.0 million minimum and thus we have been billing and recognizing revenue at the $9.0 million minimum stipulated in the contract since the July 2009 travel data rate reset. Revenue from this contract is projected to remain at that level throughout 2010.

Our wireline operations include the rural local exchange carrier (“RLEC”) segment and the Competitive Wireline segment. Our wireline operating income margins were approximately 34% and 35% for the three months ended March 31, 2010 and 2009, respectively.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of March 31, 2010, we operated approximately 37,700 RLEC telephone access lines.

Our wireline business is supported by an extensive 4,700 route-mile fiber optic network, inclusive of the purchase from Allegheny Energy, Inc. described below. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we plan to escalate the growth of our Competitive Wireline enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. Also in 2009, we purchased an Indefeasible Right of Use (“IRU”) and we completed a fiber swap agreement, which together allowed us to expand our broadband and high-capacity business communications services to Culpeper, Madison and Warrenton, Virginia, adding approximately 200 fiber route-miles to our network.

We leverage our wireline network infrastructure to offer competitive voice and data communication services outside our RLEC coverage area through our Competitive Wireline segment. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation. As of March 31, 2010, we served customers with approximately 49,500 CLEC access line connections. We also offer broadband services in over 98% of our RLEC service area and as of March 31, 2010, we operated approximately 24,200 broadband access connections in our markets, representing an increase of 5.8% over the connections on March 31, 2009. We also offer NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds currently up to 20 megabits per second. At March 31, 2010, we had approximately 2,200 video customers and passed approximately 9,200 homes with fiber. Revenues and operating expenses from the broadband and video products are included in the Competitive Wireline segment.

Many of the market risk factors which affected our results of operations in 2009 have affected our results of operations in the first three months of 2010. Additionally, the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2009 is continuing into 2010. The magnitude of the impact from the economy and competition may be greater than we anticipate. If it is, the indefinite-lived asset recoverability testing required as of October 1, 2010 (or earlier testing performed if such an impairment indicator arises) could trigger a revaluation which could result in impairment charges.

In wireless, we are continuing to make network improvements, including network expansion and cell site additions. Additionally, we continue to improve our handset offerings and refine plans and features to improve the customer experience. However, the current economic climate and increased competition has contributed to slower than anticipated year over year wireless net subscriber growth (less than 1%) as a result of an increase in customer churn in the second half of 2009. The Company is attempting to mitigate churn levels in 2010 by investing in further customer retention programs. We also continue to face risks to our competitive “value” position in the postpay market, including through the introduction in January 2010 of reduced price nationwide unlimited voice plans by competitors such as AT&T, Verizon and US Cellular. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. We expect competition with prepaid products to intensify as more competitors have targeted this segment as a means to sustain growth and increase market share. Competition in the wireless prepay market changed dramatically in 2009. Whereas our prepay competitive position was largely uncontested prior to last year, during 2009 a number of large wireless competitors, including Boost (operated by Sprint), TracFone’s Straight Talk service, Virgin Mobile (prior to being acquired by Sprint Nextel in 2009), T-Mobile and Page Plus, entered the prepaid market. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market also intensified during the fourth quarter of 2009 and the first quarter of 2010, with the introduction of a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we launched the FRAWG Unlimited Wireless brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides value-seeking customers prepay wireless plan options without a contract, credit check or activation fee. While plans feature competitive price points, our acquisition costs are substantially lower with reduced handset subsidy and selling costs.

Average monthly revenues per handset/unit in service (“ARPU”) from voice are expected to continue to decline in 2010 due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset a substantial portion of the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $2.05 for the three months ended March 31, 2010 over the three months ended March 31, 2009. Higher handset subsidy costs as compared to 2009 have been experienced in the first quarter of 2010 and are expected to continue throughout 2010 due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. Data ARPU and data revenue are expected to continue to grow in 2010 due to the continued increase in penetration and usage escalating from our EV-DO deployment; however, this upgrade has resulted in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. Wireless capital expenditures for 2010 are expected to decrease significantly from 2009 as the planned network upgrade to EV-DO was completed in 2009.

During 2010, we plan to expand our wireless service into one additional new local market and plan to increase and improve our points of distribution in our existing markets. Also, as our business continues to mature, we expect to increase our cash flows from operations net of capital expenditures.

In the RLEC segment, we experienced access line losses in 2009 and these losses are expected to continue in 2010, impacted by continued cable competition, wireless substitution and the economic climate. As of March 31, 2010, we have lost approximately 500 access lines year to date. These line losses, coupled with mid-year 2009 rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, contributed to a 3.1% decline in RLEC revenues from the first three months of 2009. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our customer base, and to promote our Competitive Wireline segment strategic products (local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services) and extend our Competitive Wireline segment network to increase the addressable market area. Toward this pursuit, we have more than 25 new potential markets that are available to us as a result of the addition of approximately 2,500 fiber route-miles to our network, mostly in the fourth quarter of 2009.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to condensed consolidated financial statements) to subscriber revenues used to calculate average monthly ARPU for the three months ended March 31, 2010 and 2009.

	Three Months Ended
(Dollars in thousands, other than average monthly ARPU data)	March 31, 2010	March 31, 2009
Wireless communications revenues	$104,045	$109,206
Less: equipment revenues from sales to new customers	(3,075)	(1,772)
Less: equipment revenues from sales to existing customers	(4,575)	(5,269)
Less: wholesale revenues	(28,319)	(30,076)
(Less) plus: other revenues and adjustments	(149)	53

Wireless gross subscriber revenues	$67,927	$72,142

Average number of subscribers	441,781	440,629
Total average monthly ARPU	$51.25	$54.58

Wireless gross subscriber revenues	$67,927	$72,142
Less: wireless voice and other features revenues	(53,573)	(60,537)

Wireless data revenues	$14,354	$11,605

Average number of subscribers	441,781	440,629
Total data average monthly ARPU	$10.83	$8.78

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and,

•	accretion of asset retirement obligations (“ARO”).

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

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership that owns certain signaling equipment and provides service to a number of small RLECs and to TNS that has a 46.3% noncontrolling interest. Also, our Virginia PCS Alliance, L.C., or the VA Alliance, that provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% noncontrolling interest.

The VA Alliance has incurred cumulative operating losses since it initiated PCS services in 1997. In accordance with FASB ASC 810-10-45-21, we attribute net income or losses to the noncontrolling interests in the VA Alliance. No capital contributions from the 3% minority owners were made during the three months ended March 31, 2010 or 2009. The VA Alliance made a $0.3 million capital distribution to the minority owners during the three months ended March 31, 2010.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Operating revenues decreased $3.1 million, or 2.2%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 primarily due to a decrease in wireless PCS revenues of $5.2 million, or 4.7%, primarily from declines in subscriber revenues and wholesale revenues. Wireline revenues increased $2.0 million over the comparative three months due to growth in key strategic product revenues in the Competitive Wireline segment, including revenues associated with the fiber optic assets acquired from Allegheny Energy, Inc. as of December 31, 2009. These increases were partially offset by a decline in revenue from the RLEC segment.

Operating income decreased $2.3 million from the three months ended March 31, 2009 driven by the decline in revenue discussed above, partially offset by a decrease in operating expenses of $0.8 million, or 0.8%, from the comparative three-month period. The operating expense decrease was primarily driven by a decrease in cost of wireless sales and accelerated depreciation as discussed further below.

Net income attributable to NTELOS Holdings Corp. decreased $4.9 million, or 28.1%, from the first three months of 2009. In addition to the $2.3 million decrease in operating income, other expenses (net of other income), increased by $5.7 million primarily relating to a $4.8 million increase in interest expense and the prior year favorable change in interest rate swap value of $0.9 million. These decreases to net income were offset by a $3.1 million decrease in income tax expense.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Operating Revenues	2010	2009	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$104,045	$109,206	$(5,161)	(4.7)%

Wireline
RLEC	14,235	14,690	(455)	(3.1)%
Competitive Wireline	19,139	16,643	2,496	15.0%

Total wireline	33,374	31,333	2,041	6.5%

Other	132	125	7	5.6%

Total	$137,551	$140,664	$(3,113)	(2.2)%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues decreased $5.2 million from the first three months of 2009 to the first three months of 2010 due to a decrease in our net retail subscriber revenue of $4.0 million, or 5.6%, and a $1.8 million, or 5.8%, decrease in wholesale and roaming revenues. Partially offsetting these decreases was a $0.6 million, or 8.6%, increase in equipment revenue.

Subscriber revenues reflected net subscriber growth of approximately 800 subscribers, less than 1%, from approximately 444,500 subscribers as of March 31, 2009 to approximately 445,300 subscribers as of March 31, 2010. Following the net decrease in customers from the end of the first quarter 2009 to year end 2009, we added approximately 6,700 net customers during the first quarter of 2010. However, a shift to a higher mix of prepaid as compared to postpay gross subscriber additions and churn and downward ARPU pressure with certain prepaid products reduced subscriber revenue growth. Data revenue increased $2.1 million, but was more than offset by a decline in voice revenues brought about by competitive pricing reductions and economic conditions which contributed to subscribers changing to or purchasing lower priced plans, the mix shift noted above and an increase in the number of prepay subscribers who suspend service for a period of time. Underlying the 24.9% growth in data revenue was the technology upgrade to EV-DO and an increased sales emphasis on smart phones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Total data ARPU for all prepay and postpay products was $10.83 for the three months ended March 31, 2010 compared to $8.78 for the three months ended March 31, 2009, an increase of 23.3%, reflecting the increased take-rate on data packages and increased usage rates.

Growth in data ARPU has partially offset declines in voice ARPU, leading to blended ARPU of $51.25 for the three months ended March 31, 2010 as compared to $54.58 for the three months ended March 31, 2009.

In response to competitive pressures, we launched the FRAWG Unlimited Wireless brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs to us). For the first three months of 2010, FRAWG contributed to a higher mix of prepay sales at lower ARPU levels than the traditionally higher ARPU postpay rate plans, albeit at a lower net subsidy cost from the prepay sales. The higher mix of FRAWG and other prepaid product sales, coupled with the current economic environment and competitive pricing, could result in further declines in voice related ARPU which we anticipate will be partially offset by growth in data ARPU.

The decrease in wholesale and roaming revenue was driven by a $1.8 million, or 6.1%, decrease in revenue from the Strategic Network Alliance. Roaming revenues from other carriers were flat from the comparative three months. The revenue decrease from the Strategic Network Alliance is reflective of data usage which was billable at substantially higher contractual preset rates in 2009 up until the July 1, 2009 contractual travel data rate reset. Following the travel data rate reset, our monthly calculated revenue from Sprint Nextel was below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract in the first three months of 2010. Revenue from this contract is projected to remain at the $9.0 million monthly minimum throughout 2010. Accordingly, due to the first half of 2009 wholesale revenues being above the $9.0 million minimum per month, we would expect a decline of approximately $4.8 million in 2010 if wholesale revenue remains at the $9.0 million per month minimum as expected for the six months ended June 30, 2010 and the year as compared to the prior year comparable periods. Also, roaming revenues from other carriers may decline in 2010 as a result of industry consolidation of carriers with complementary networks or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. We added 34 cell sites within this wholesale service area from March 31, 2009 to March 31, 2010, improving existing service and extending this coverage area.

The Strategic Network Alliance extends through July 31, 2015 and is subject to automatic three-year extensions unless certain notice provisions are exercised. The agreement prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the agreement territory until a maximum of 18 months prior to the end of the agreement. The agreement specifies a series of usage rates for various types of services. The voice rate pricing under the agreement provides for semi-annual volume discounts based on Sprint’s voice revenue yield to provide incentives for the migration of additional traffic onto the network. Data rates for Sprint in-market home subscribers are on a per subscriber basis. The data rate for Sprint customers that are traveling through the territory and use the network is on a per kilobyte basis. This rate is reset quarterly. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $2.0 million, or 6.5%, over the comparative three months, with revenues from strategic products increasing $2.7 million, or 19.3%, primarily offset by a $0.5 million, or 3.1%, decrease in RLEC revenues.

•

RLEC Revenues. RLEC revenues decreased $0.5 million from the comparative three months primarily due to decreased access and local service revenues as a result of a 6.5% decrease in access lines and a 1.2% decrease in carrier access minutes due primarily to a decline in usage by wireless carriers. On July 1, 2009, our interstate access rates were subject to a biennial reset (reduction). This rate reset coupled with network grooming by our customers resulted in an annualized reduction in revenue of approximately $2.4 million.

Access lines totaled approximately 37,700 as of March 31, 2010 and 40,300 as of March 31, 2009. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses, competitive voice service offerings from Comcast in one of our three RLEC markets and the conversion of Centrex lines to PBX trunks. Additionally, we encountered additional voice competition in one market from one provider in the first quarter of 2010 which could result in greater line losses than experienced in 2009. We expect that this new voice service competition will primarily be for residential customers.

•

Competitive Wireline Revenues. Competitive Wireline revenue for the first three months of 2010 increased $2.5 million over the first three months of 2009 primarily due to $1.7 million of revenues recognized in the first three months of 2010 related to the Allegheny asset acquisition. Strategic product revenues from our other markets increased $1.0 million over the comparative three months, primarily from increases in broadband voice and data services, which include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet, and transport revenue.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Operating Expenses	2010	2009	$ Variance	% Variance
(dollars in thousands)

Wireless PCS	$65,943	$66,415	$(472)	(0.7)%

Wireline
RLEC	4,200	3,741	459	12.3%
Competitive Wireline	10,599	9,849	750	7.6%

Total wireline	14,799	13,590	1,209	8.9%

Other	2,585	2,558	27	1.1%

Operating expenses, before equity-based compensation charges, depreciation and amortization and accretion of asset retirement obligations	83,327	82,563	764	0.9%
Equity-based compensation	1,224	1,043	181	17.4%
Depreciation and amortization	21,528	23,158	(1,630)	(7.0)%
Accretion of asset retirement obligations	124	276	(152)	(55.1)%

Total operating expenses	$106,203	$107,040	$(837)	(0.8)%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before equity-based compensation charges, depreciation and amortization and accretion of asset retirement obligations:

Wireless Communications –The operating expense decrease in wireless communications from the comparative three-month period was primarily due to the $3.4 million decreased cost of sales (“COS”), largely offset by an increase in retention expense of $2.4 million. The decrease in COS was partially driven by a decrease in equipment COS of $1.6 million primarily due to a change in the classification of handset returns and exchanges from COS in the prior year to retention expense in the current year. The remainder of the decrease in COS was primarily driven by a decrease in roaming costs of $0.4 million as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners and a $0.9 million decrease in data COS partially driven by favorable cost reductions.

We expect COS expenses to grow in 2010 as roaming volume from national and unlimited plans increases, sales of smart phones and data cards continue to represent a significantly higher percentage of total sales than in the prior year, usage of data features increases and our customer base grows. This will be partially offset by higher FRAWG product sales.

In addition to the COS decrease, compensation, benefits and employee sales commissions decreased a total of $0.4 million from the comparative three months primarily due to a decrease in average headcount and a decrease in the number of gross additions from the comparative three months. Agent sales commissions also decreased $0.6 million from the comparative three months due to a decrease in sales generated from third-party agents and the lower selling costs related to the FRAWG product. Operating taxes decreased $0.4 million from the comparative period primarily due to a favorable tax ruling of $0.3 million in the first three months of 2010. Finally, bad debt expense decreased $0.2 million from the comparative three-month period (and $1.3 million below the fourth quarter 2009) due to improvement in accounts receivable aging and total accounts receivable.

Certain other expenses increased year over year. Advertising expense increased $0.5 million related to heavier advertising in response to competitive pressure and to promote the FRAWG unlimited prepay offering. Cell site and network access expenses increased $0.6 million related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers, and related to a 5.1% increase in the number of cell sites as of March 31, 2010 over March 31, 2009. We anticipate capital upgrades to certain of our cell sites in 2010 which will allow us to reduce cell site backhaul facilities which will partially offset network facility expense increases from continued cell site usage and cell site additions. The remainder of the operating expenses which increased as compared to the first quarter 2009 is attributable to general and administrative and other costs which collectively increased $0.9 million.

•

Wireline Communications – The increase noted in the table above is attributable to a $0.7 million increase in operating expenses related to the new Allegheny markets (Note 1) and increases in access expense, professional fees and weather related repairs and maintenance expenses in our other markets.

•

Other – Other operating expenses increased 1.1% from the three months ended March 31, 2009 to the three months ended March 31, 2010. The results for the three months ended March 31, 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010. The results for the three months ended March 31, 2009 include the recognition of a $1.0 million signing bonus paid to our then new President and Chief Operating Officer.

COST OF SALES AND SERVICES—Cost of sales and services decreased $1.9 million, or 4.3%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. As discussed above, wireless variable COS decreased $3.4 million from the comparative three months largely related to the expense classification change from COS to retention expense (included in customer operations expenses) and expense decreases related to roaming and data COS. Partially offsetting this decrease in variable COS was an increase in cell site and network access costs $0.9 million over the comparative three months primarily related to an increase in the number of cell sites over March 31, 2009 and additional access connectivity to support high-speed data over the EV-DO network, increased data usage and our increased subscriber base, as described above. Repairs and maintenance expenses also increased $0.6 million over the comparative three months which were largely weather related.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.6 million, or 5.3%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. As discussed in the wireless communications section above, retention costs increased $2.4 million over the comparative three months. Advertising expenses increased $0.5 million over the comparative three months related to an increase in promotions to combat the increase in competitive pressures and to promote the recently launched FRAWG unlimited prepay offering. Partially offsetting these increases was a $0.7 million decrease in compensation and benefits expense due to lower average headcount in the first three months of 2010 compared to the first three months of 2009 and a $0.6 million decrease in wireless third party agent commissions.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $1.3 million, or 14.7%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase is primarily attributable to increases in professional fees, license fees and royalties and compensation and benefits in the first three months of 2010 over the first three months of 2009. Partially offsetting these increases was a decrease in operating taxes of $0.3 million related to a favorable tax ruling in the first three months of 2010.

DEPRECIATION AND AMORTIZATION EXPENSES— Depreciation and amortization expenses decreased $1.6 million, or 7.0%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. This decrease is primarily attributable to a decrease in accelerated depreciation of $1.4 million from the first three months of 2009 primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated in connection with the EV-DO upgrade discussed below, covering approximately 85% of total cell sites, which was completed by June 30, 2009.

Normal depreciation expense decreased $0.3 million from the three months ended March 31, 2009 driven primarily by significant asset retirements during 2009 for the wireline and wireless segments. Partially offsetting these decreases was an increase in amortization expense of $0.1 million from the first three months of 2009 due to the addition of amortization for a customer list intangible asset acquired from the purchase of the Allegheny assets (Note 1).

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge decreased approximately $0.2 million from the three months ended March 31, 2009.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $4.8 million, or 90.2%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 due primarily to the refinancing of our senior credit facility on August 7, 2009. Upon refinancing, the senior credit facility was increased by over $30 million and the interest rate increased to 5.75% from an average rate that was over 100 basis points lower through the date of refinancing. Also, amortization of discount and origination costs were $0.6 million higher for the three months ended 2010 versus the 2009 comparable period.

Additionally, we recorded a gain from the change in the fair value of the interest rate swap instrument in the first quarter of 2009 of $0.9 million. In August 2009, NTELOS Inc. terminated this interest rate swap agreement.

Other income (expenses) primarily related to interest income from cash was flat from the three months ended March 31, 2009 to the three months ended March 31, 2010.

INCOME TAXES

Income tax expense for the three months ended March 31, 2010 was $8.6 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2010, the amounts of these charges for equity-based awards outstanding as of March 31, 2010 and other non-deductible compensation are expected to be $0.8 million and $0.2 million, respectively. Income tax expense for the three months ended March 31, 2009 was $11.7 million.

We have unused net operating losses, including certain built-in losses (“NOLs”) totaling $166.6 million as of March 31, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, we expect to use NOLs of approximately $141.1 million as follows: $6.9 million for the remainder of 2010, $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the three months ended March 31, 2010 and 2009, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest cost following our debt refinancing, any stock repurchases under our previously announced repurchase plan, cash dividends and required debt principal payments prior to maturity.

As of March 31, 2010, we had approximately $51.9 million in cash and working capital (current assets minus current liabilities) of approximately $32.8 million. As of December 31, 2009, we had approximately $51.1 million in cash and working capital of approximately $41.3 million. Of the cash on hand on March 31, 2010, $47.9 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the credit agreement.

As of March 31, 2010, we had $714.5 million in aggregate long term liabilities, consisting of $620.7 million in outstanding long-term debt ($627.7 million including the current portion, with the $635 million senior credit facility being recorded net of a $6.4 million (or 1%) discount) and approximately $93.7 million in other long-term liabilities. Our credit agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $4.8 million for the remainder of 2010, $6.4 million per year in 2011 through 2014 and $601.7 million in 2015.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At March 31, 2010, the net present value of these future minimum lease payments was $1.6 million.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $10.0 million per quarter (beginning in the first quarter of 2010) plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments. The calculated excess cash flow for the three months ended March 31, 2010 was $5.3 million. This amount will be added to the restricted payment basket in the second quarter of 2010. The balance of the basket as of March 31, 2010 was $31.5 million. As previously noted, we may repurchase an additional $23.1 million of our common stock up to a total of $40 million through our repurchase plan announced on August 24, 2009.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of March 31, 2010, we are in compliance with all of our debt covenants, and our ratios at March 31, 2010 are as follows:

	Actual	Covenant Requirement at March 31, 2010
Total debt outstanding to EBITDA	2.80	Not more than 4.00
Minimum interest coverage ratio	6.71	Not less than 3.00

During the three months ended March 31, 2010, net cash provided by operating activities was approximately $39.4 million. Net income during this period was $12.5 million. We recognized $27.3 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $0.4 million. The principal changes in operating assets and liabilities from December 31, 2009 to March 31, 2010 were as follows: accounts receivable increased by $1.2 million primarily due to reduction in the allowance account from improved aging; inventories and supplies decreased $3.2 million driven by a reduction in inventory from peak retail selling season levels at year-end; other current assets increased $3.3 million related to increases in prepaid maintenance contract and rents; changes in income taxes totaled $8.9 million due to net estimated tax payments compared to current tax accruals; accounts payable decreased $1.1 million; and other current liabilities increased $2.3 million primarily related to deferred compensation, rebate, and professional services accruals. Retirement benefit payments for the first three months of 2010 were approximately $9.3 million which includes a $9.0 million pension plan funding.

During the three months ended March 31, 2009, net cash provided by operating activities was approximately $44.3 million. Net income during this period was $17.4 million. We recognized $33.9 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $7.0 million. The principal changes in operating assets and liabilities from December 31, 2008 to March 31, 2009 were as follows: accounts receivable decreased by $6.3 million; inventories and supplies decreased $1.5 million; other current assets increased $4.0 million; changes in income taxes totaled $3.1 million; accounts payable decreased $0.9 million; and other current liabilities decreased $3.9 million. Retirement benefit payments for the first quarter of 2009 were approximately $9.2 million which includes a $9.0 million pension plan funding.

Our cash flows used in investing activities for the three months ended March 31, 2010 were approximately $25.4 and were primarily used for the purchase of property and equipment comprised of (i) approximately $10.2 million related to our wireless business, including approximately $2.5 million of continued network coverage expansion and enhancements within our coverage area, approximately $4.9 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $2.8 million to support our existing networks and other business needs, (ii) approximately $13.2 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, including those in our new territories from the Allegheny Energy, Inc. fiber acquisition, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and (iii) approximately $2.0 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences.

Our cash flows used in investing activities for the three months ended March 31, 2009 were approximately $31.6 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $18.0 million related to our wireless business, including approximately $1.0 million of incremental capital expenditures related to our network upgrade to EV-DO, (ii) approximately $10.2 million related to our RLEC and Competitive Wireline businesses and (iii) approximately $3.5 million related to information technology and corporate expenditures.

We currently expect capital expenditures for 2010 to be in the range of $78 million to $87 million absent any unforeseen strategic growth opportunities which could increase capital expenditures above this range. Our capital expenditures associated with our wireless business will be primarily for additional capacity needs, continued network coverage expansion and for coverage enhancements within our coverage area. Our wireline capital expenditures will be targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive Wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. Finally, we will make additional investments in web portal and other enhancements and upgrades to our information technology systems in support of growth and new service offerings and applications.

Net cash used in financing activities for the three months ended March 31, 2010 aggregated $13.2 million, which primarily represents the following:

•	$1.6 million repayments on our first lien term loan;

•	$11.6 million used for common stock cash dividends ($0.28 per share in the aggregate) paid on January 12, 2010;

•	$0.3 million used for capital distributions to noncontrolling interests; and,

•	$0.3 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

Net cash used in financing activities for the three months ended March 31, 2009 aggregated $12.8 million, which primarily represents the following:

•	$1.6 million in payments on our first lien term loan;

•	$11.0 million for common stock cash dividends ($0.26 per share) paid on January 12, 2009;

•	$0.7 million was used to acquire a noncontrolling interest in the VA Alliance; and,

•	$0.4 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

On February 25, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share which was paid on April 12, 2010 to stockholders of record on March 12, 2010 and totaled $11.6 million. On April 30, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on July 14, 2010 to stockholders of record on June 14, 2010. As noted above, we intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

We believe that our current cash balances of $51.9 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and any stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of March 31, 2010, $631.8 million was outstanding under the first lien term loan. As of March 31, 2010, NTELOS Inc. had a leverage ratio of 2.80:1.00 and an interest coverage ratio of 6.71:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 3.75% above either the Eurodollar rate or 2.00%, whichever is greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever is greater. We have other fixed rate, long-term debt in the form of capital leases totaling $1.6 million as of March 31, 2010.

In connection with the refinancing in August 2009, we terminated our $600 million interest rate swap agreement.

We have interest rate risk on borrowings under the first lien term loan and we could be exposed to loss. During second quarter 2010, we amended our first lien term loan to extend the date by which we must enter into a hedge agreement from May 4, 2010 to December 31, 2010.

At March 31, 2010, our financial assets included cash of $51.9 million. Other securities and investments totaled $1.1 million at March 31, 2010.

The following sensitivity analysis indicates the impact at March 31, 2010, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$626,089	$636,298	$652,834	$620,249
Capital lease obligations	1,619	1,619	1,781	1,457

A ten percent increase or decrease in interest rates would result in a change of $1.0 million in interest expense for 2010, computed using the 2% LIBOR floor stipulated in our senior credit facility. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 2% plus 3.75%. Actual LIBOR rates at March 31, 2010 were well below 2% and thus, a 10% change in the actual LIBOR rate from the rate at March 31, 2010 would result in no change in interest expense in 2010.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first quarter of 2010, existing policies that were changed during the first quarter of 2010 and new policies that were issued by the FASB during the first quarter of 2010 but will be adopted in a future reporting period.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. The new legislation makes extensive changes to the current system of health care insurance and benefits. This new health care legislation creates an income tax charge for companies that provide qualifying prescription drug coverage to Medicare-eligible retirees and which currently receive a nontaxable subsidy from the U.S. government. Under the new health care legislation, income tax deductions for the cost of providing that prescription drug coverage will be reduced by the amount of any subsidy received. This change will cause companies to record a charge to earnings to write off a portion of their deferred tax assets related to postretirement health care obligations under current accounting requirements. Under FASB guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. The subsidy that the Company receives is not material and the expected impact of this new legislation is not expected to be material to the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements which amends the FASB’s fair value measurements and disclosures requirements to require reporting entities to make new disclosures about recurring or non-recurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The disclosures were included in this filing.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 20 to 35) in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the first quarter of 2010. As of March 31, 2010, the approximate dollar value of shares that may yet be purchased under the Plan is $23,073,534.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Separation agreement, dated as of March 10, 2010, for Frank C. Guido.

10.2*	Employment Agreement, dated as of March 10, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.

10.3*	Amendment No. 1, dated as of April 23, 2010, to the Credit Agreement.

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 4, 2010	By:	/S/ JAMES A. HYDE
James A. Hyde
Chief Executive Officer and President

Dated: May 4, 2010	By:	/S/ MICHAEL B. MONEYMAKER
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary