Form 10-Q
period 2010-06-30
NTELOS HOLDINGS CORP
filed 2010-08-06
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 41,700,592 shares of the registrant’s common stock outstanding as of the close of business on August 2, 2010.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	June 30, 2010	December 31, 2009
Assets

Current Assets
Cash	$59,826	$51,097
Accounts receivable, net of allowance of $17,055 ($18,028 in 2009)	46,785	45,767
Inventories and supplies	5,015	10,870
Other receivables	949	1,705
Income tax receivable	68	4,368
Prepaid expenses and other	12,352	10,196

	124,995	124,003

Securities and Investments	1,110	1,023

Property, Plant and Equipment
Land and buildings	43,896	43,331
Network plant and equipment	634,150	622,404
Furniture, fixtures and other equipment	84,266	75,620

Total in service	762,312	741,355
Under construction	34,152	14,008

	796,464	755,363
Less accumulated depreciation	284,992	254,388

	511,472	500,975

Other Assets
Goodwill	113,041	113,041
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $66,155 ($60,299 in 2009)	58,504	64,360
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,855	16,850
Deferred charges and other assets	11,556	12,845

	347,405	354,545

	$984,982	$980,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,924	$6,876
Accounts payable	31,019	30,756
Dividends payable	11,666	11,604
Advance billings and customer deposits	20,562	20,006
Accrued compensation	6,189	5,583
Accrued operating taxes	3,561	3,070
Other accrued liabilities	5,773	4,832

	85,694	82,727

Long-term Liabilities
Long-term debt	619,532	622,032
Retirement benefits	33,637	41,287
Deferred income taxes	40,793	35,437
Other long-term liabilities	22,707	22,818
Income tax payable	136	136

	716,805	721,710

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,492 shares issued and 41,688 shares outstanding (42,486 issued and 41,431 outstanding in 2009)	425	425
Additional paid in capital	171,540	169,887
Treasury stock, 804 shares at cost (1,055 shares at cost in 2009)	(14,520)	(16,927)
Retained earnings	34,166	32,129
Accumulated other comprehensive loss	(8,817)	(9,004)

Total NTELOS Holdings Corp. Stockholders’ Equity	182,794	176,510
Noncontrolling interests	(311)	(401)

	182,483	176,109

	$984,982	$980,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating Revenues	$132,322	$140,001	$269,873	$280,665

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	41,211	44,472	84,504	89,696
Customer operations	28,500	28,770	59,469	58,184
Corporate operations	8,325	7,994	18,614	16,962
Depreciation and amortization	22,065	23,091	43,593	46,249
Accretion of asset retirement obligations	213	285	337	561

	100,314	104,612	206,517	211,652

Operating Income	32,008	35,389	63,356	69,013

Other Income (Expenses)
Interest expense	(10,024)	(6,484)	(20,114)	(11,790)
Gain on interest rate swap	—	510	—	1,438
Other (expense) income	(36)	(132)	31	(57)

	(10,060)	(6,106)	(20,083)	(10,409)

	21,948	29,283	43,273	58,604

Income Tax Expense	8,567	11,706	17,162	23,393

Net Income	13,381	17,577	26,111	35,211

Net Income Attributable to Noncontrolling Interests	(559)	(241)	(778)	(473)

Net Income Attributable to NTELOS Holdings Corp.	$12,822	$17,336	$25,333	$34,738

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic and diluted	$0.31	$0.41	$0.61	$0.82

Weighted average shares outstanding – basic	41,313	42,173	41,265	42,164
Weighted average shares outstanding – diluted	41,686	42,448	41,614	42,389

Cash Dividends Declared per Share – Common Stock	$0.28	$0.26	$0.56	$0.52

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net income	$26,111	$35,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,737	40,548
Amortization	5,856	5,701
Accretion of asset retirement obligations	337	561
Deferred income taxes	5,541	15,721
Gain on interest rate swap instrument	—	(1,438)
Equity-based compensation expense	2,709	2,565
Amortization of loan origination costs and debt discount	1,321	189
Retirement benefits and other	1,897	2,811
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(1,018)	3,493
Decrease in inventories and supplies	5,855	1,329
Increase in other current assets	(1,400)	(2,852)
Changes in income taxes	4,077	2,398
(Decrease) increase in accounts payable	(205)	1,520
Increase (decrease) in other current liabilities	2,784	(4,209)
Retirement benefit contributions and distributions	(9,576)	(9,438)

Net cash provided by operating activities	82,026	94,110

Cash flows from investing activities
Purchases of property, plant and equipment	(47,822)	(69,539)
Other	—	2

Net cash used in investing activities	(47,822)	(69,537)

Cash flows from financing activities
Repayments on first lien term loan	(3,175)	(3,144)
Cash dividends paid on common stock	(23,234)	(21,962)
Capital distributions to noncontrolling interests	(688)	—
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	—	(653)
Proceeds from stock option exercises and employee stock purchase plan	1,287	354
Other	335	201

Net cash used in financing activities	(25,475)	(25,204)

Increase (decrease) in cash	8,729	(631)
Cash:
Beginning of period	51,097	65,692

End of period	$59,826	$65,061

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

On July 19, 2010, the Company entered into a purchase agreement with Conversent Communications, Inc., a wholly owned subsidiary of One Communications Corp.(“OCC”) to acquire OCC’s FiberNet business for cash consideration of approximately $170 million. The FiberNet fiber optic network of approximately 3,500 route miles covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FibertNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. The Company intends to fund the purchase through a combination of a new $125 million incremental term loan under the existing senior credit facility and cash on hand. The acquisition is subject to, among other conditions, receiving approval from the Federal Communications Commission (“FCC”) and the relevant state public service commissions and anti-trust review under the Hart-Scott-Rodino Act. Pending all approvals, the acquisition is expected to close in the fourth quarter of 2010. The purchase agreement is subject to termination if the acquisition is not completed before December 31, 2010.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 and for the three and six months ended June 30, 2009 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc. or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. Significant portions of such investments often exceed the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at June 30, 2010 has maintained a high rating by Standard & Poor’s and Moody’s. At June 30, 2010 and December 31, 2009, the Company did not have any cash equivalents.

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts both of which contain no access restrictions or required holding period. Total interest income related to cash was $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense was $2.2 million and $3.8 million for the three months ended June 30, 2010 and 2009, respectively, and bad debt expense was $4.5 million and $6.1 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s allowance for doubtful accounts was $17.1 million and $18.0 million as of June 30, 2010 and December 31, 2009, respectively.

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

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the subsequent measurement guidance described in FASB ASC 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of June 30, 2010 that would require it to perform impairment testing.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. The Company assesses the recoverability of goodwill and the fair value of the other indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company determined that there were no material impairment indicators present as of June 30, 2010 that would require testing during the three months ended June 30, 2010.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At June 30, 2010 and December 31, 2009, other intangibles were comprised of the following:

		June 30, 2010		December 31, 2009
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$115,009	$(62,825)	$115,009	$(57,291)
Trademarks	14 to 15 yrs.	9,650	(3,330)	9,650	(3,008)

Total		$124,659	$(66,155)	$124,659	$(60,299)

The Company amortizes its finite-lived intangible assets using the straight-line method. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or six months ended June 30, 2010 or 2009. Amortization expense for the three months ended June 30, 2010 and 2009 was $2.9 million and $2.8 million, respectively, and amortization expense for the six months ended June 30, 2010 and 2009 was $5.9 million and $5.7 million, respectively.

Amortization expense for the remainder of 2010 and the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2010	$5,534	$322	$5,856
2011	11,068	645	11,713
2012	10,411	645	11,056
2013	10,082	645	10,727
2014	10,082	645	10,727
2015	$4,041	$645	$4,686

Derivatives and Hedging Activities

The Company did not designate its swap agreement outstanding during the three and six months ended June 30, 2009 as a cash flow hedge for accounting purposes and, therefore, recorded the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable period.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Total equity-based compensation expense related to all of the Company’s share-based awards and the Company’s 401(k) matching contributions for the three and six months ended June 30, 2010 and 2009, and equity-based compensation expense for the Company’s 2009 annual incentive bonus plan for certain officers and management positions for the three and six months ended June 30, 2009 (Note 8) was allocated as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cost of sales and services	$190	$150	$373	$243

Customer operations	275	310	519	500

Corporate operations	1,020	1,062	1,817	1,822

Equity-based compensation expense	$1,485	$1,522	$2,709	$2,565

Future charges for equity-based compensation related to instruments outstanding at June 30, 2010 for the remainder of 2010 and for the years 2011 through 2014 are estimated to be $2.4 million, $3.0 million, $2.1 million, $0.8 million and less than $0.1 million, respectively. Future equity-based compensation expense related to the 401(k) match is conditional on future participant contributions; as such, the future equity-based compensation estimates do not include this element.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and six months ended June 30, 2010 and 2009, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Service cost	$703	$731	$1,406	$1,461

Interest cost	965	899	1,931	1,798

Expected return on plan assets	(1,096)	(758)	(2,194)	(1,516)

Amortization of loss	105	288	210	576

Net periodic benefit cost	$677	$1,160	$1,353	$2,319

Pension plan assets were valued at $51.3 million at June 30, 2010, which included funding contributions in the first quarter of 2010 of $9.0 million, and $45.9 million at December 31, 2009.

For the three and six months ended June 30, 2010 and 2009, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Service cost	$25	$31	$51	$63

Interest cost	172	194	343	386

Amortization of loss	—	17	—	35

Net periodic benefit cost	$197	$242	$394	$484

The total expense recognized for the Company’s nonqualified pension plans for the three months ended June 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss. The total expense recognized for the Company’s nonqualified pension plans for the six months ended June 30, 2010 and 2009 was $0.5 million and $0.4 million, respectively, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

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

The Company has one customer, Sprint Nextel, which accounted for approximately 22% and 23% of the Company’s total revenue for the three months ended June 30, 2010 and 2009, respectively, and approximately 22% and 23% of the Company’s total revenue for the six months ended June 30, 2010 and 2009, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended June 30, 2010
Operating revenues	$99,603	$13,427	$19,158	$134	$—	$132,322
Intersegment revenues(1)	69	1,720	1,313	7	(3,109)	—
Operating income (loss)	23,503	6,357	4,748	(2,600)	—	32,008
Depreciation and amortization	14,543	3,573	3,996	(47)	—	22,065
Accretion of asset retirement obligations	194	6	13	—	—	213
Equity-based compensation charges	$172	$91	$18	$1,204	$—	$1,485

As of and for the six months ended June 30, 2010
Operating revenues	$203,648	$27,662	$38,297	$266	$—	$269,873
Intersegment revenues(1)	146	3,404	2,584	13	(6,147)	—
Operating income (loss)	47,142	12,807	9,476	(6,069)	—	63,356
Depreciation and amortization	28,633	7,061	7,859	40	—	43,593
Accretion of asset retirement obligations	382	11	(56)	—	—	337
Equity-based compensation charges	357	183	36	2,133	—	2,709

Goodwill	63,700	33,438	15,903	—	—	113,041

Total segment assets	$510,287	$187,680	$164,570	$1,129	$—	$863,666
Corporate assets						121,316

Total assets						$984,982

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Eliminations	Total
For the three months ended June 30, 2009
Operating revenues	$108,858	$14,458	$16,567	$118	$—	$140,001
Intersegment revenues(1)	67	1,652	1,097	7	(2,823)	—
Operating income (loss)	27,248	6,992	3,640	(2,491)	—	35,389
Depreciation and amortization	16,359	3,647	3,068	17	—	23,091
Accretion of asset retirement obligations	265	4	15	1	—	285
Equity-based compensation charges	$144	$90	$10	$1,278	$—	$1,522

For the six months ended June 30, 2009
Operating revenues	$218,064	$29,148	$33,210	$243	$—	$280,665
Intersegment revenues(1)	130	3,226	2,340	13	(5,709)	—
Operating income (loss)	53,401	14,207	7,264	(5,859)	—	69,013
Depreciation and amortization	32,642	7,313	6,219	75	—	46,249
Accretion of asset retirement obligations	522	9	29	1	—	561
Equity-based compensation charges	$242	$153	$15	$2,155	$—	$2,565

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for the three months ended June 30, 2010 and 2009 were $1.5 million and $1.1 million, respectively, and total unallocated corporate operating expenses for the six months ended June 30, 2010 and 2009 were $3.9 million and $3.5 million, respectively. Additionally, the “Other” category included equity-based compensation of $1.2 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, related to equity awards for all employees receiving such awards, including 401(k) matching contributions for corporate and communication services employees. Equity-based compensation expense for the “Other” category for the three and six months ended June 30, 2009 also included $0.4 million and $0.8 million, respectively, related to the 2009 annual incentive bonus plan for certain officers and other management positions based on an estimate of the pro-rata amount that would be earned in the form of equity awards.

Operating expenses which provide a direct benefit to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $5.7 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively, and $11.7 million and $11.5 million for the six months ended June 30, 2010 and 2009, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $2.3 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $4.6 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Note 4. Long-Term Debt

As of June 30, 2010 and December 31, 2009, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
First lien term loan, net of discount	$624,738	$627,444
Capital lease obligations	1,718	1,464

	626,456	628,908

Less: current portion of long-term debt	6,924	6,876

Long-term debt	$619,532	$622,032

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced its existing first lien term loan with $670 million of new senior secured credit facility comprised of a $35 million revolving credit facility and a $635 million term loan. The first lien term loan was issued at a 1% discount for net proceeds of $628.7 million. The first lien term loan (collectively with the Incremental Term Loan, which is described below, the “First Lien Term Loan”) matures in August 2015 with quarterly payments of $1.6 million and the remainder due at maturity. The First Lien Term Loan bears interest at 3.75% above either the Eurodollar rate or 2.0%, whichever is greater. The senior secured credit facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At June 30, 2010, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 2.86:1.00 and its interest coverage ratio (as defined) was 6.02:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remained undrawn at June 30, 2010.

During second quarter 2010 the Company amended its First Lien Term Loan to extend the date by which the Company must enter into a hedge agreement from May 4, 2010 to December 31, 2010.

The Company closed on an additional $125 million senior incremental term loan (the “Incremental Term Loan”) on August 2, 2010. The Incremental Term Loan, which was contemplated in the Company’s existing credit facility, was issued at a 0.25% discount and bears interest at 3.75% above either the Eurodollar rate or 2.0%, whichever is greater. The terms and conditions of the Incremental Term Loan are identical to the terms and provisions of the existing first lien term loan. Proceeds from the Incremental Term Loan, combined with approximately $50 million of cash on hand, will be used to fund the FiberNet acquisition, which is expected to close during the fourth quarter 2010 (Note 1).

The First Lien Term Loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the credit agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow (as defined under the credit agreement), and is decreased by any actual restricted payments, including dividend payments and stock repurchases. The calculated excess cash flow for the three months ended June 30, 2010 was $3.1 million. This amount will be added to the restricted payment basket in the third quarter of 2010. An $11.6 million dividend was the only restricted payment made during the quarter ended June 30, 2010. The balance of the basket as of June 30, 2010 was $35.1 million.

In connection with the refinancing of the First Lien Term Loan described above, the Company deferred issuance costs of approximately $11.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three and six months ended June 30, 2010 was $0.4 million and $0.9 million, respectively. The Company expects to incur approximately $3.5 million to $4.0 million of deferred issuance costs related to the Incremental Term Loan which will be amortized to interest expense over the life of the debt using the effective interest method.

The $635 million first lien term loan was recorded net of a 1% discount ($6.4 million) of the debt issuance and the $125 million Incremental Term Loan was recorded net of a 0.25% discount ($0.3 million). The discount is being accreted to interest expense using the effective interest method over the life of the debt and is reflected in interest

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

expense in the condensed consolidated statement of operations. Accretion for the three and six months ended June 30, 2010 was $0.2 million and $0.5 million, respectively. The aggregate maturities of long-term debt outstanding at June 30, 2010, excluding capital lease obligations, based on the contractual terms of the instruments are $3.2 million for the remainder of 2010, $6.4 million per year in 2011 through 2014 and $601.7 million in 2015. The $125 million Incremental Term Loan has aggregate maturities of $0.6 million for the remainder of 2010, approximately $1.3 million per year in 2011 through 2014 and $119.4 million in 2015.

The Company’s blended average interest rate on its long-term debt as of June 30, 2010 and December 31, 2009 was approximately 6.42% and 4.8%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles used in its operations with lease terms of four to five years. At June 30, 2010, the carrying value and accumulated depreciation of these assets is $3.9 million and $1.8 million, respectively, and the net present value of these future minimum lease payments is $1.7 million. As of June 30, 2010, the principal portion of these obligations is due as follows: $0.3 million for the remainder of 2010, $0.5 million in 2011, $0.4 million in 2012, $0.3 million in 2013, $0.2 million in 2014 and less than $0.1 million thereafter.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the periods indicated below.

	Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009
Cash payments for:
Interest (net of amounts capitalized)	$18,304	$11,433
Income taxes	10,545	5,379
Cash received from income tax refunds	3,000	3
Supplemental financing activities:
Dividend declared not paid	$11,666	$11,014

The amount of interest capitalized in the six months ended June 30, 2010 and 2009 was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2009, interest payments in the above table exclude $2.8 million interest paid on an interest rate swap agreement (Note 6).

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

During the six months ended June 30, 2009, the Company had an interest rate swap agreement scheduled to extend through March 1, 2010 to manage its exposure to interest rate movements. The interest rate swap had a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. In connection with the aforementioned refinancing, the Company paid $9.3 million, inclusive of $2.3 million of accrued unpaid interest, to terminate its interest rate swap agreement.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

Financial Instruments

(In thousands)	Face Amount	Carrying Amount	Fair Value
June 30, 2010
Nonderivatives:
Financial assets:
Cash	$59,826	$59,826	$59,826
Long-term investments for which it is not practicable to estimate fair value	N/A	1,110	1,110
Financial liabilities:
Senior credit facility	630,238	624,738	628,662
Capital lease obligations	$1,718	$1,718	$1,718

December 31, 2009
Nonderivatives:
Financial assets:
Cash	$51,097	$51,097	$51,097
Long-term investments for which it is not practicable to estimate fair value	N/A	1,023	1,023
Financial liabilities:
Senior credit facility	633,413	627,444	630,993
Capital lease obligations	$1,464	$1,464	$1,464

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $1.0 million and $0.9 million as of June 30, 2010 and December 31, 2009, respectively, represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the first lien term loan held by CoBank. This investment is carried under the cost method.

The fair value of the senior credit facility was derived based on the quoted trading price obtained from the administrative agent at June 30, 2010 and December 31, 2009, as applicable. The Company’s valuation technique for this instrument is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 7. Equity

On April 30, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share (totaling $11.7 million) which was paid on July 14, 2010 to stockholders of record on June 14, 2010. On August 3, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on October 14, 2010 to stockholders of record on September 14, 2010.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. During the six months ended June 30, 2010, the Company did not repurchase any of its common shares. Through December 31, 2009, the Company had repurchased 1,046,467 shares for $16.9 million.

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Income applicable to common shares	$12,822	$17,336	$25,333	$34,738

Denominator:
Total shares outstanding	41,688	42,363	41,688	42,363
Less: weighted average unvested shares	(322)	(181)	(295)	(123)
Less: effect of calculating weighted average shares	(53)	(9)	(128)	(76)

Denominator for basic earnings per common share – weighted average shares outstanding	41,313	42,173	41,265	42,164
Plus: weighted average unvested shares	322	181	295	123
Plus: common stock equivalents of stock options outstanding	51	63	54	72
Plus: contingently issuable shares	—	31	—	30

Denominator for diluted earnings per common share – weighted average shares outstanding	41,686	42,448	41,614	42,389

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2010:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Addi- tional Paid-in Capital	Treasury Stock	Retained Earnings	Accum- ulated Other Com- prehensive Loss	Total NTELOS Holdings Corp. Stock- holders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2009	42,486	1,055	$425	$169,887	$(16,927)	$32,129	$(9,004)	$176,510	$(401)	$176,109
Equity-based compensation				1,957				1,957		1,957
Excess tax deduction related to the recognition of certain equity-based compensation				81				81		81
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	6	(251)		(385)	2,407			2,022		2,022
Cash dividends declared ($0.56 per share)						(23,296)		(23,296)		(23,296)
Capital distribution to noncontrolling interests								—	(688)	(688)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						25,333
Amortization of unrealized loss from defined benefit plans, net of $119 of deferred income taxes							187
Comprehensive income attributable to NTELOS Holdings Corp.								25,520
Comprehensive income attributable to noncontrolling interests									778
Total Comprehensive Income										26,298

Balance, June 30, 2010	42,492	804	$425	$171,540	$(14,520)	$34,166	$(8,817)	$182,794	$(311)	$182,483

For the six months ended June 30, 2009, comprehensive income was $35.6 million and was comprised of net income of $35.2 million and amortization of unrealized losses from defined benefit plans of $0.4 million.

Note 8. Stock Plans

During the six months ended June 30, 2010, the Company issued 386,481 stock options under the Equity Incentive Plan and issued 28,520 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest one year following the grant date. No options expired during the period. Additionally, during the six months ended June 30, 2010, the Company issued 144,207 shares of restricted stock under the Equity Incentive Plan and 13,700 shares of restricted stock under the Non-Employee Director Equity Plan. Of the restricted shares issued under the Equity Incentive Plan during 2010, 130,607 vest based on the passage of time, including cliff vesting after one or three years or vesting one-third annually over three years, and 13,600 vest approximately nine months after the grant date if the company achieves certain performance targets in the fourth quarter of 2010. The restricted shares issued under the Non-Employee Director Equity Plan cliff vest after one year.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

NTELOS Holdings Corp.

The summary of the activity and status of the Company’s stock options for the six months ended June 30, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2010	1,456	$18.06
Granted during the period	415	17.61
Exercised during the period	(86)	14.33
Forfeited during the period	(56)	20.22

Outstanding as of June 30, 2010	1,729	$18.07	8.50 years	$—

Exercisable as of June 30, 2010	555	$18.32	7.33 years	$—

Expected to vest as of June 30, 2010	1,717	$17.85		$—

The weighted-average grant date fair value of stock options granted during the first six months of 2010 and 2009 was $3.89 per share and $4.40 per share, respectively. The total intrinsic value of options exercised for each of the first six months of 2010 and 2009 was $0.2 million. The total fair value of options that vested during the first six months of 2010 and 2009 was $1.8 million and $1.7 million, respectively.

The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding as of January 1, 2010	233	$18.14
Granted during the period	158	17.81
Vested during the period	(17)	18.01
Forfeited during the period	(33)	18.19

Restricted stock outstanding as of June 30, 2010	341	$17.99

As of June 30, 2010, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of restricted shares that vested during the first six months of 2010 and 2009 was $0.3 million and less than $0.1 million, respectively.

Note 9. Income Taxes

Income tax expense for the three and six months ended June 30, 2010 was $8.6 million and $17.2 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and noncontrolling interests. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2010, the amounts of these charges for equity-based awards outstanding as of June 30, 2010 and other non-deductible compensation are expected to be $0.6 million and $0.1 million, respectively.

The Company has unused net operating losses, including certain built-in losses (“NOLs”) totaling $164.3 million as of June 30, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $138.9 million as follows: $4.6 million for the remainder of 2010, $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

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

The Company has purchase commitments relating to capital expenditures totaling approximately $9.8 million as of June 30, 2010, which are expected to be satisfied during 2010.

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

Our wireless operations are composed of an NTELOS-branded retail business, including the FRAWG brand in certain markets, and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus, contiguous service area, and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated advantage over our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 75% and 78% of our total revenues in the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, our wireless retail business had approximately 439,300 NTELOS retail subscribers, representing a 7.6% penetration of our total covered population. As of June 30, 2010, 1,071 (or 83%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the six months ended June 30, 2010 and 2009, we realized wireless wholesale revenues of $56.3 million and $61.4 million, respectively. Of this total for the six months ended June 30, 2010 and 2009, $54.1 million and $58.7 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint Nextel has fallen below the $9.0 million minimum and thus we have been billing and recognizing revenue at the $9.0 million minimum stipulated in the contract since the July 2009 travel data rate reset. Revenue from this contract is projected to remain at that level for the remainder of 2010.

Our wireline operations include the rural local exchange carrier (“RLEC”) segment and the Competitive Wireline segment. Our wireline operating income margins were approximately 34% for each of the six months ended June 30, 2010 and 2009, respectively.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of June 30, 2010, we operated approximately 37,100 RLEC telephone access lines.

Our wireline business is supported by an extensive 4,800 route-mile fiber optic network, inclusive of the December 2009 purchase from Allegheny Energy, Inc. described below. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we plan to escalate the growth of our Competitive Wireline enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. Also in 2009, we purchased an Indefeasible Right of Use (“IRU”) and we completed a fiber swap agreement, which together allowed us to expand our broadband and high-capacity business communications services to Culpeper, Madison and Warrenton, Virginia, adding approximately 200 fiber route-miles to our network.

We leverage our wireline network infrastructure to offer competitive voice and data communication services outside our RLEC coverage area through our Competitive Wireline segment. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation. As of June 30, 2010, we served customers with approximately 49,400 CLEC access line connections. We also offer broadband services in over 98% of our RLEC service area and as of June 30, 2010, we operated approximately 24,800 broadband access connections in our markets, representing an increase of 8.9% over the connections on June 30, 2009. We also offer NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds currently up to 20 megabits per second. At June 30, 2010, we had approximately 2,300 video customers and passed approximately 10,700 homes with fiber. Revenues and operating expenses from the broadband and video products are included in the Competitive Wireline segment.

On July 19, 2010, we entered into a purchase agreement with One Communications Corp. to acquire its FiberNet business for cash consideration of approximately $170 million. The FiberNet fiber optic network of approximately 3,500 route miles covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FiberNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. We intend to fund the purchase through a combination of an incremental term loan which we closed on August 2, 2010 under our existing senior credit facility and cash on hand. The acquisition is subject to, among other conditions, receiving approval from the FCC and the relevant state public service commissions and anti-trust review under the Hart-Scott-Rodino Act. Pending all approvals, the acquisition is expected to close in the fourth quarter of 2010. The purchase agreement is subject to termination if the acquisition is not completed before December 31, 2010. The FiberNet purchase is consistent with our wireline strategy and will provide us with new opportunities to offer our strategic products to large enterprises, government customers and carriers and allow us to further leverage our operational and back office platforms.

Many of the market risk factors which affected our results of operations in 2009 have affected our results of operations in the first six months of 2010. Additionally, the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2009 is continuing in 2010. The magnitude of the impact from the economy and competition may be greater than we anticipate. If it is, the indefinite-lived asset recoverability testing required as of October 1, 2010 (or earlier testing performed if such an impairment indicator arises) could trigger a revaluation which could result in impairment charges.

In wireless, we are continuing to make network improvements, including network expansion and cell site additions. During the second quarter of 2010, our covered population increased by approximately 205,000 due primarily to the addition of 20 cell sites in a new market (Hagerstown, MD). Additionally, we are continuing to improve our handset offerings and refine plans and features to improve the customer experience. However, the current economic climate and increased competition has contributed to a slight decline in subscribers from prior year (less than 1%) as a result of an increase in customer churn in the second half of 2009 and fewer gross additions in the first half of 2010 than the first half of 2009. We have mitigated the late-2009 churn levels in the first half of 2010 by investing in further customer retention programs, increasing both the percentage of subscribers under contract and the average number of months that our post pay customers remain under contract. Additionally, we have increased the percentage of sales of Nations plans, which historically have had the lowest churn rates, to over 60% of total post pay sales during 2010 as compared to an average of approximately 47% in 2009.

We also continue to face risks to our competitive “value” position in the postpay market, including through the introduction in January 2010 of reduced price nationwide unlimited voice plans by competitors such as AT&T, Verizon and US Cellular. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. We expect competition with prepaid products to intensify as more competitors have targeted this segment as a means to sustain growth and increase market share. Competition in the wireless prepay market changed dramatically in 2009. Whereas our prepay competitive position was largely uncontested prior to last year, during 2009 a number of large wireless competitors, including Boost (operated by Sprint), TracFone’s Straight Talk service, Virgin Mobile (prior to being acquired by Sprint Nextel in 2009), T-Mobile and Page Plus, entered the prepaid market. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market also intensified during the fourth quarter of 2009 and the first half of 2010, with the introduction of a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we launched the FRAWG Unlimited Wireless brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides value-seeking customers prepay wireless plan options without a contract, credit check or activation fee. While plans feature competitive price points, our acquisition costs are substantially lower with reduced handset subsidy and selling costs.

Average monthly revenue per handset/unit in service (“ARPU”) from voice has declined in the first half of 2010 and is expected to continue to decline for the remainder of 2010 due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset a substantial portion of the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $2.31 for the six months ended June 30, 2010 over the six months ended June 30, 2009. Higher handset subsidy costs as compared to 2009 have been experienced in the first half of 2010 and are expected to continue throughout 2010 due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. Data ARPU and data revenue are expected to continue to grow in 2010 due to the continued increase in penetration and usage escalating from our EV-DO deployment; however, this upgrade has resulted in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. Wireless capital expenditures for 2010 are expected to decrease significantly from 2009 as the planned network upgrade to EV-DO was completed in 2009.

During 2010, we expanded our wireless service into one additional new local market, as described above, and plan to increase and improve our points of distribution in our existing markets. Also, as our business continues to mature, we expect to increase our cash flows from operations net of capital expenditures.

In the RLEC segment, we experienced access line losses in 2009 and these losses have continued in the first half of 2010 and are expected to continue for the remainder of 2010, impacted by continued cable competition, wireless substitution and the economic climate. As of June 30, 2010, we have lost approximately 1,200 access lines year to date. These line losses, coupled with mid-year 2009 rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, contributed to a 5.1% decline in RLEC revenues for the first six months of 2010 compared to the first six months of 2009. Our primary strategies to respond to this trend are to promote our Competitive Wireline segment strategic products (local services, IPTV-based video services, broadband voice and data services, and high-capacity network access and transport services), extend our Competitive Wireline segment network to increase the addressable market area and leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our ILEC customer base. Toward this pursuit, we have more than 25 new potential markets that are available to us as a result of the recent addition of approximately 2,500 fiber route-miles to our network, mostly in the fourth quarter of 2009.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to condensed consolidated financial statements) to subscriber revenues used to calculate average monthly ARPU for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
(Dollars in thousands, other than average monthly ARPU data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Wireless communications revenues	$99,603	$108,858	$203,648	$218,064
Less: equipment revenues from sales to new customers	(1,526)	(1,111)	(4,601)	(2,883)
Less: equipment revenues from sales to existing customers	(3,457)	(4,480)	(8,032)	(9,749)
Less: wholesale revenues	(28,028)	(31,287)	(56,347)	(61,363)
(Less) plus: other revenues and adjustments	(235)	(858)	(384)	(805)

Wireless gross subscriber revenues	$66,357	$71,122	$134,284	$143,264

Average number of subscribers	442,968	443,179	442,374	441,904
Total average monthly ARPU	$49.93	$53.49	$50.59	$54.03

Wireless gross subscriber revenues	$66,357	$71,122	$134,284	$143,264
Less: wireless voice and other features revenues	(51,037)	(59,207)	(104,610)	(119,744)

Wireless data revenues	$15,320	$11,915	$29,674	$23,520

Average number of subscribers	442,968	443,179	442,374	441,904
Total data average monthly ARPU	$11.53	$8.96	$11.18	$8.87

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

The VA Alliance has incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with FASB ASC 810-10-45-21 which we adopted on January 1, 2009, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the six months ended June 30, 2010 or 2009. The VA Alliance made a $0.7 million capital distribution to the minority owners during the six months ended June 30, 2010.

Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Operating revenues decreased $7.7 million, or 5.5%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $10.8 million, or 3.8%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. The decreases from the three- and six-month comparative periods were due to a decrease in wireless PCS revenues of $9.3 million, or 8.5%, from the three-month comparative period and $14.4 million, or 6.6%, from the six-month comparative period primarily from declines in subscriber revenues and wholesale revenues. Wireline revenues increased $1.6 million, or 5.0%, over the comparative three months and $3.6 million, or 5.8%, over the comparative six months due to growth in key strategic product revenues in the Competitive Wireline segment, including revenues associated with the fiber optic assets acquired from Allegheny Energy, Inc. on December 31, 2009. The net three-and six-month wireline revenue increases were partially offset by a $1.0 million and $1.5 million decline in revenue from the RLEC segment for the respective three -and six-month comparative periods primarily as a result of an unfavorable adjustment to RLEC access revenue of $0.4 million in the second quarter of 2010 and $0.6 million year to date 2010 related to the settlement of a carrier access billing dispute.

Operating income decreased $3.4 million and $5.7 million from the three and six months ended June 30, 2009 driven by the decline in revenue discussed above, partially offset by a decrease in operating expenses of $4.3 million, or 4.1%, from the comparative three-month period and $5.1 million, or 2.4% from the comparative six-month period. The operating expense decreases were primarily driven by decreases in cost of wireless sales and accelerated depreciation as discussed further below.

Net income attributable to NTELOS Holdings Corp. decreased $4.5 million, or 26.0%, from the three months ended June 30, 2009. In addition to the $3.4 million decrease in operating income, other expenses (net of other income), increased by $4.0 million primarily relating to a $3.5 million increase in interest expense and the prior year favorable change in interest rate swap value of $0.5 million. These decreases to net income were offset by a $3.1 million decrease in income tax expense. Similarly, net income attributable to NTELOS Holdings Corp. decreased $9.4 million, or 27.1%, from the six months ended June 30, 2009 due to the $5.7 million decrease in operating income, an increase in other expenses (net of other income) of $9.7 million primarily relating to an $8.3 million increase in interest expense and the prior year favorable change in interest rate swap value of $1.4 million. These decreases to net income were offset by a $6.2 million decrease in income tax expense from the comparative six-month period.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
Operating Revenues	2010	2009	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$99,603	$108,858	$(9,255)	(8.5%)

Wireline
RLEC	13,427	14,458	(1,031)	(7.1%)
Competitive Wireline	19,158	16,567	2,591	15.6%

Total wireline	32,585	31,025	1,560	5.0%

Other	134	118	16	13.6%

Total	$132,322	$140,001	$(7,679)	(5.5%)

	Six Months Ended June 30,
Operating Revenues	2010	2009	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$203,648	$218,064	$(14,416)	(6.6%)

Wireline
RLEC	27,662	29,148	(1,486)	(5.1%)
Competitive Wireline	38,297	33,210	5,087	15.3%

Total wireline	65,959	62,358	3,601	5.8%

Other	266	243	23	9.5%

Total	$269,873	$280,665	$(10,792)	(3.8%)

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues decreased $9.3 million from the second quarter of 2009 to the second quarter of 2010 due to a decrease in our net retail subscriber revenue of $5.4 million, or 7.5%, a $3.3 million, or 10.4%, decrease in wholesale and roaming revenues and a $0.6 million, or 10.9%, decrease in equipment revenue. The $14.4 million year to date decrease noted in the table above was primarily due to a $9.4 million, or 6.6%, decrease in our net retail subscriber revenue and a $5.0 million, or 8.2%, decrease in wholesale and roaming revenues. Equipment revenues were flat from prior year.

In both the three- and six-month comparative periods, subscriber revenues reflected a net subscriber loss of approximately 2,800 subscribers, less than 1%, from approximately 442,100 subscribers as of June 30, 2009 to approximately 439,300 subscribers as of June 30, 2010. This decrease was driven almost entirely by a decrease in gross additions, which was partially offset by a slight improvement in churn. Prepay net subscriber additions in the first quarter 2010 were more than offset by losses in the second quarter when postpay additions were emphasized. Conversely, we experienced a net loss in postpay subscribers in the first quarter which is historically a strong prepay quarter, but second quarter postpay net additions rebounded to become slightly positive.

Voice revenues were lower in the three and six months ended June 30, 2010 than they were in the three and six months ended June 30, 2009 due to a number of factors, including the decrease in the subscriber base, competitive pricing reductions and economic conditions, a shift to a higher mix of prepaid as compared to postpay gross subscriber additions and an increase in the number of prepay subscribers who suspend service for a period of time. Partially offsetting the three- and six-month decreases in voice revenue was an increase in data revenue of $2.5 million over the comparative quarter and $4.6 million over the comparative six months. Underlying the 28.6% and 26.8% growth in data revenue over the comparative three and six months, respectively, was the technology upgrade to EV-DO and an increased sales emphasis on smart phones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Total data ARPU for all prepay and postpay products was $11.53 for the three months ended June 30, 2010 compared to $8.96 for the three months ended June 30, 2009, an increase of 28.7%, reflecting the increased take-rate on data packages and increased usage rates. Similarly, total data ARPU increased $2.31 over the comparative six-month period to $11.18 for the six months ended June 30, 2010.

Growth in data ARPU partially offset declines in voice ARPU and a higher mix of prepay subscriber additions resulted in blended ARPU of $49.93 and $50.59 for the three and six months ended June 30, 2010 as compared to $53.49 and $54.03 for the three and six months ended June 30, 2009, respectively.

In response to competitive conditions, we launched the FRAWG Unlimited Wireless brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs to us). For the second quarter of 2010 and year to date 2010, FRAWG contributed to a higher mix of prepay sales at lower ARPU levels than the traditionally higher ARPU postpay rate plans, albeit at a lower net subsidy cost from the prepay sales. The higher mix of FRAWG and other prepaid product sales, coupled with the current economic environment and competitive pricing, could result in further declines in voice related ARPU which we anticipate will be partially offset by growth in data ARPU. We recently launched FRAWG in the western markets of Virginia, in West Virginia and plan to offer it in the new Hagerstown, MD market.

Also in response to competitive conditions, we have begun expanding our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. This will continue through the remainder of 2010 and into 2011, as will a focused improvement to our direct distribution channel with changes to the number of stores, store locations and upgrades to our stores in appearance and customer service functionality.

The decrease in wholesale and roaming revenue from the respective three- and six-month comparative period was driven by a $2.8 million, or 9.5%, and a $4.6 million, or 7.8%, decrease in revenue from the Strategic Network Alliance. Roaming revenues from other carriers decreased $0.4 million from each of the comparative three and six months. The revenue decrease from the Strategic Network Alliance is reflective of data usage which was billable at substantially higher contractual preset rates in 2009 up until the July 1, 2009 contractual travel data rate reset. Following the travel data rate reset, our monthly calculated revenue from Sprint Nextel was below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract in the first six months of 2010. Calculated revenues continue to increase toward this minimum. However, revenue from this contract is projected to remain at the $9.0 million monthly minimum throughout the remainder of 2010. Accordingly, due to the first half of 2009 wholesale revenues being above the $9.0 million minimum per month, we would expect a decline of approximately $4.8 million in 2010 if wholesale revenue remains at the $9.0 million per month minimum for 2010. Also, roaming revenues from other carriers may decline in 2010 as a result of industry consolidation of carriers with complementary networks or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network

Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. We added 17 cell sites within this wholesale service area from June 30, 2009 to June 30, 2010, improving existing service and extending this coverage area.

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

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.6 million, or 5.0%, over the comparative three months, with revenues from the Allegheny asset acquisition (Note 1) of $1.7 million in the second quarter of 2010 and revenues from strategic products in our other markets increasing $1.3 million, or 9.6%, primarily offset by a $1.0 million, or 7.1%, decrease in RLEC revenues which were lower by $0.4 million in the second quarter of 2010 due to the final settlement of a carrier access dispute. For the six months ended June 30, 2010, wireline communications revenues increased $3.6 million, or 5.8%, over the comparative six months, with revenues from the Allegheny asset acquisition of $3.4 million in the first half of 2010 and revenues from strategic products in our other markets increasing $2.3 million, or 8.4%, primarily offset by a $1.5 million, or 5.1%, decrease in RLEC revenues which were lower by $0.6 million due to the settlement of the previously mentioned carrier access dispute.

•

RLEC Revenues. RLEC revenues decreased $1.0 million from the comparative three months primarily due to decreased access and local service revenues as a result of a 6.4% decrease in access lines and a 2.6% decrease in carrier access minutes due primarily to a decline in usage by wireless carriers and a $0.4 million charge related to final settlement of a carrier access dispute. Similarly, RLEC revenues decreased $1.5 million, or 5.1%, from the comparative six months. On July 1, 2009, our interstate access rates were subject to a biennial reset (reduction). This rate reset coupled with network grooming by our customers resulted in an annualized reduction in revenue of approximately $2.4 million.

Access lines totaled approximately 37,100 as of June 30, 2010 and 39,600 as of June 30, 2009. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from Comcast in one of our three RLEC markets. Additionally, we encountered new voice competition in one RLEC market from Shenandoah Telecommunications in the first half of 2010 which has resulted in greater residential line losses than we experienced in 2009.

•

Competitive Wireline Revenues. Competitive Wireline revenue for the three and six months ended June 30, 2010 increased $2.6 million and $5.1 million, respectively, over the three and six months ended June 30, 2009 with revenue from the Allegheny acquisition contributing $1.7 million and $3.4 million for the three- and six- month 2010 periods. Strategic product revenues from our other markets increased $1.3 million and $2.3 million over the comparative three and six months, respectively, primarily from increases in broadband voice and data services, which include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet, and transport revenue, and from increases in transport revenue. Revenues from dial-up Internet, reciprocal compensation and switched access decreased $0.5 million and $0.6 million from the comparative three and six months, respectively.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
Operating Expenses	2010	2009	$ Variance	% Variance
(dollars in thousands)

Wireless PCS	$61,191	$64,842	$(3,651)	(5.6%)

Wireline
RLEC	3,400	3,725	(325)	(8.7%)
Competitive Wireline	10,383	9,834	549	5.6%

Total wireline	13,783	13,559	224	1.7%

Other	1,577	1,313	264	20.1%

Operating expenses, before equity-based compensation charges, depreciation and amortization and accretion of asset retirement obligations	76,551	79,714	(3,163)	(4.0%)
Equity-based compensation	1,485	1,522	(37)	(2.4%)
Depreciation and amortization	22,065	23,091	(1,026)	(4.4%)
Accretion of asset retirement obligations	213	285	(72)	(25.3%)

Total operating expenses	$100,314	$104,612	$(4,298)	(4.1%)

	Six Months Ended June 30,
Operating Expenses	2010	2009	$ Variance	% Variance
(dollars in thousands)

Wireless PCS	$127,134	$131,257	$(4,123)	(3.1%)

Wireline
RLEC	7,600	7,466	134	1.8%
Competitive Wireline	20,982	19,683	1,299	6.6%

Total wireline	28,582	27,149	1,433	5.3%

Other	4,162	3,871	291	7.5%

Operating expenses, before equity-based compensation charges, depreciation and amortization and accretion of asset retirement obligations	159,878	162,277	(2,399)	(1.5%)
Equity-based compensation	2,709	2,565	144	5.6%
Depreciation and amortization	43,593	46,249	(2,656)	(5.7%)
Accretion of asset retirement obligations	337	561	(224)	(39.9%)

Total operating expenses	$206,517	$211,652	$(5,135)	(2.4%)

OPERATING EXPENSES—The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before equity-based compensation charges, depreciation and amortization and accretion of asset retirement obligations:

Wireless Communications – The operating expense decrease in wireless communications from the comparative three-month period was primarily due to a $4.3 million decrease in cost of sales (“COS”) largely offset by an increase in retention expense of $2.0 million. The decrease in COS was partially driven by a decrease in equipment COS of $2.9 million primarily due to a change in the classification of handset returns and exchanges from COS in the prior year to retention expense (included in customer operations expense on the condensed consolidated statement of operations) in the current year. The remainder of the decrease in COS was primarily driven by a decrease in roaming costs of $0.5 million as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners and a $0.9 million decrease in data COS partially driven by favorable rate reductions.

Similarly, the operating expense decrease in wireless communications from the comparative six-month period was primarily due to a $7.7 million decrease in COS, largely offset by an increase in retention expense of $4.4 million. The decrease in COS was partially driven by a decrease in equipment COS of $4.4 million due to the change in classification of handset returns and exchanges discussed above, a decrease in roaming costs of $0.9 million and a rate driven decrease in data COS of $1.7 million.

We expect COS expenses to grow during the second half of 2010 as roaming volume from national and unlimited plans increases, sales of smart phones and data cards continue at current or increased levels, usage of data features increases and our customer base grows. This will be partially offset by higher FRAWG product sales.

In addition to the COS decreases described above, compensation, benefits and employee sales commissions decreased a total of $1.2 million from the comparative three months and $1.6 million from the comparative six months primarily due to a decrease in average headcount and a decrease in the number of gross additions compared to the respective prior year periods. Agent sales commissions also decreased $0.6 million from the comparative six months due to a decrease in sales generated from third-party agents and the lower selling costs related to the FRAWG product. Operating taxes decreased $0.2 million from the comparative three months and $0.5 million from the comparative six months primarily due to a favorable tax ruling of $0.3 million in the first quarter of 2010. Bad debt expense decreased $1.6 million from the comparative three-month period and $1.7 million from the comparative six-month period due to improvement in accounts receivable aging and total accounts receivable.

Certain other expenses increased over the prior year comparative three- and six-month periods. Advertising expense increased $0.2 million and $0.7 million over the comparative three and six months, respectively, related to heavier advertising in response to competitive pressure. Cell site and network access expenses increased $1.0 million and $1.7 million over the comparative three and six months, respectively, related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers, and related to a 5.8% increase in the number of cell sites as of June 30, 2010 over June 30, 2009. We have made and plan to continue to make capital upgrades to certain of our cell sites in 2010 which will allow us to reduce cell site backhaul facilities which will partially offset network facility expense increases from continued cell site usage and cell site additions. The remainder of the operating expenses which increased from the comparative three and six months is attributable to general and administrative and other costs which collectively increased $0.3 million and $1.2 million over the comparative three and six months, respectively.

•

Wireline Communications – The three- and six-month increases noted in the tables above are attributable to a $0.8 million and a $1.5 million increase in operating expenses, respectively, related to the new Allegheny markets (Note 1). Operating expenses from the RLEC segment and the remaining markets in the Competitive Wireline segment decreased $0.6 million collectively from the comparative three-month period due primarily to decreased compensation and benefits and increased services provided to our own subsidiaries which are eliminated upon consolidation. Operating expenses from the RLEC segment and the remaining markets in the Competitive Wireline segment remained flat from the comparative six-month period.

•

Other – Other operating expenses increased $0.3 million, or 20.1%, and $0.3 million, or 7.5%, from the prior year three- and six-month periods ended June 30, 2009, respectively. The primary operating expenses in this segment are compensation and benefits and professional fees.

The results for the six months ended June 30, 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010. The results for the six months ended June 30, 2009 include the recognition of a $1.0 million signing bonus paid to our then new President and Chief Operating Officer.

COST OF SALES AND SERVICES—Cost of sales and services decreased $3.3 million, or 7.3%, from the three months ended June 30, 2009 to the three months ended June 30, 2010 and decreased $5.2 million, or 5.8%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. As discussed above, wireless variable COS decreased $4.3 million from the comparative three months and $7.7 million from the comparative six months largely related to the expense classification change from equipment COS to retention expense (included in customer operations expenses) and expense decreases related to roaming and data COS. Partially offsetting this decrease in variable COS was an increase in cell site and network access costs of $1.2 million over the comparative three months and $2.1 million over the comparative six months primarily related to an increase in the number of cell sites over June 30, 2009 and additional access connectivity to support high-speed data over the EV-DO network and increased data usage, as described above. Repairs and maintenance expenses also increased $0.4 million over the comparative three months and $1.0 million over the comparative six months which were largely weather related. The remainder of the three- and six-month decreases was due to decreased compensation and benefits and increased services provided to our own subsidiaries which are eliminated upon consolidation.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses decreased $0.3 million, or 0.9%, from the three months ended June 30, 2009 to the three months ended June 30, 2010. Bad debt expense decreased $1.6 million from the comparative three months. Compensation and benefits, including employee sales commissions, decreased $0.9 million from the comparative three months. Partially offsetting these decreases was a $2.0 million increase in retention costs, as discussed in the wireless communications section above. Also partially offsetting the net decrease for the comparative three months was a $0.2 million increase in advertising expense and a $0.1 million increase in roamer administration costs.

Customer operations expenses increased $1.3 million, or 2.2%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. As discussed in the wireless communications section above, retention costs increased $4.4 million over the comparative six months. Advertising expenses increased $0.7 million over the comparative six months related to an increase in promotional activity and advertising related to the “power of n” campaign. Partially offsetting these increases were decreases in compensation and benefits of $1.6 million, wireless third party agent commissions of $0.6 million and bad debt expense of $1.6 million from the comparative six months.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $0.3 million, or 4.1%, from the three months ended June 30, 2009 to the three months ended June 30, 2010 and increased $1.7 million, or 9.7%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. The increase for both the three- and six-month comparative periods is primarily attributable to increases in professional fees, license fees and royalties and accruals for the company’s annual discretionary cash bonus which is earned over the fiscal year and is subject to company performance relative to target objectives. Partially offsetting these increases for the three-month comparative period was a decrease in compensation and benefits of $0.6 million and operating taxes of $0.1 million. Similarly, the increases described above for the six-month comparative period were primarily offset by a $0.3 million decrease in compensation and benefits and a $0.4 million decrease in operating taxes primarily related to a favorable tax ruling in the first quarter of 2010.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $1.0 million, or 4.4%, from the three months ended June 30, 2009 to the three months ended June 30, 2010 and decreased $2.7 million, or 5.7% from the six months ended June 30, 2009 to the six months ended June 30, 2010. These decreases are primarily attributable to decreases in accelerated depreciation of $0.7 million from the comparative three-month period and $2.1 million from the comparative six-month period primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated in connection with the EV-DO upgrade discussed below, covering approximately 83% of total cell sites, which was completed by June 30, 2009.

Normal depreciation expense decreased $0.4 million from the three-month comparative period and decreased $0.7 million from the six-month comparative period driven primarily by significant asset retirements during 2009 for the wireline and wireless segments.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge decreased approximately $0.1 million from the three months ended June 30, 2009 and decreased approximately $0.2 million from the six months ended June 30, 2009.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $3.5 million, or 55%, from the prior year comparative three months and increased $8.3 million, or 71%, from the prior year comparative six months due primarily to the refinancing of our senior credit facility on August 7, 2009. Upon refinancing, the senior credit facility was increased by over $30 million and the interest rate increased to 5.75% from an average rate that was over 100 basis points lower through the date of refinancing. Also, amortization of discount and origination costs were $0.6 million higher for the three months ended June 30, 2010 versus the 2009 comparable period and $1.1 million higher for the six months ended June 30, 2010 versus the 2009 comparable period. Additionally, we recorded $0.8 million for the six months ended June 30, 2010 related to the interest portion of the access revenue settlement discussed in the RLEC revenue section above.

Additionally, we recorded a gain from the change in the fair value of the interest rate swap instrument in the three and six months ended June 30, 2009 of $0.5 million and $1.4 million, respectively. In August 2009, NTELOS Inc. terminated this interest rate swap agreement.

Other income (expenses) primarily related to interest income from cash decreased $0.1 million from the three months ended June 30, 2009 to the three months ended June 30, 2010 and increased $0.1 million from the six months ended June 30, 2009 to the six months ended June 30, 2010.

INCOME TAXES

Income tax expense for the three and six months ended June 30, 2010 was $8.6 million and $17.2 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and noncontrolling interests. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2010, the amounts of these charges for equity-based awards outstanding as of June 30, 2010 and other non-deductible compensation are expected to be $0.6 million and $0.1 million, respectively. Income tax expense for the three and six months ended June 30, 2009 was $11.7 million and $23.4 million, respectively.

We have unused net operating losses, including certain built-in losses (“NOLs”) totaling $164.3 million as of June 30, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, we expect to use NOLs of approximately $138.9 million as follows: $4.6 million for the remainder of 2010, $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the six months ended June 30, 2010 and 2009, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest cost following our August 2009 debt refinancing and our August 2010 senior term loan, any stock repurchases under our previously announced repurchase plan, cash dividends and required debt principal payments prior to maturity.

As of June 30, 2010, we had approximately $59.8 million in cash and working capital (current assets minus current liabilities) of approximately $39.3 million. As of December 31, 2009, we had approximately $51.1 million in cash and working capital of approximately $41.3 million. Of the cash on hand on June 30, 2010, $54.7 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the credit agreement.

As of June 30, 2010, we had $716.8 million in aggregate long term liabilities, consisting of $619.5 million in outstanding long-term debt ($626.5 million including the current portion, with the $635 million senior credit facility being recorded net of a $6.4 million (or 1%) discount) and approximately $97.3 million in other long-term liabilities.

Our credit agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $3.2 million for the remainder of 2010, $6.4 million per year in 2011 through 2014 and $601.7 million in 2015. The $125 million Incremental Term Loan has aggregate maturities of $0.6 million for the remainder of 2010, approximately $1.3 million per year in 2011 through 2014 and $119.4 million in 2015.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At June 30, 2010, the net present value of these future minimum lease payments was $1.7 million.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $10.0 million per quarter (beginning in the first quarter of 2010) plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments. The calculated excess cash flow for the three months ended June 30, 2010 was $3.1 million. This amount will be added to the restricted payment basket in the third quarter of 2010. Excess cash flow from the first quarter of 2010 was $5.3 million which was added to the basket in the second quarter of 2010. The balance of the basket as of June 30, 2010 was $35.1 million. We may repurchase an additional $23.1 million of our common stock through our repurchase plan announced on August 24, 2009.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of June 30, 2010, we are in compliance with all of our debt covenants, and our ratios at June 30, 2010 are as follows:

	Actual	Covenant Requirement at June 30, 2010
Total debt outstanding to EBITDA	2.86	Not more than 4.00
Minimum interest coverage ratio	6.02	Not less than 3.00

During the six months ended June 30, 2010, net cash provided by operating activities was approximately $82.0 million. Net income during this period was $26.1 million and we recognized $55.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $0.5 million. The principal changes in operating assets and liabilities from December 31, 2009 to June 30, 2010 were as follows: accounts receivable increased by $1.0 million primarily due to reduction in the allowance account from improved aging; inventories and supplies decreased $5.9 million driven by a reduction in inventory from peak retail selling season levels at year-end as well as improved availability of handsets; other current assets increased $1.4 million related to increases in prepaid maintenance contract and rents; changes in income taxes increased cash by $4.1 million due to net estimated tax payments compared to current tax accruals; accounts payable decreased $0.2 million; and other current liabilities increased $2.8 million primarily related to deferred compensation, rebate and professional services accruals. Retirement benefit payments for the first six months of 2010 were approximately $9.6 million which includes a $9.0 million pension plan funding.

During the six months ended June 30, 2009, net cash provided by operating activities was approximately $94.1 million. Net income during this period was $35.2 million and we recognized $66.7 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $7.8 million. The principal changes in operating assets and liabilities from December 31, 2008 to June 30, 2009 were as follows: accounts receivable decreased by $3.5 million; inventories and supplies decreased $1.3 million; other current assets increased $2.9 million; changes in income taxes totaled $2.4 million; accounts payable increased $1.5 million; and other current liabilities decreased $4.2 million. Retirement benefit payments for the first six months of 2009 were approximately $9.4 million which includes a $9.0 million pension plan funding.

Our cash flows used in investing activities for the six months ended June 30, 2010 were approximately $47.8 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $20.1 million related to our wireless business, including approximately $5.9 million of continued network coverage expansion and enhancements within our coverage area, approximately $7.5 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $6.7 million to support our existing networks and other business needs, (ii) approximately $22.6 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, including those in our new territories from the Allegheny Energy, Inc. fiber acquisition, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and (iii) approximately $5.2 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences.

Our cash flows used in investing activities for the six months ended June 30, 2009 were approximately $69.5 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $34.6 million related to our wireless business, including approximately $2.9 million of incremental capital expenditures related to our network upgrade to EV-DO, (ii) approximately $22.2 million related to our RLEC and Competitive Wireline businesses and (iii) approximately $12.7 million related to information technology and corporate expenditures.

In anticipation of a fourth quarter close on the FiberNet transaction and the accelerated expansion opportunities that it provides, we now expect capital expenditures for 2010 to be in the range of $87 million to $95 million absent any unforeseen strategic growth opportunities which could increase capital expenditures above this range. Our capital expenditures associated with our wireless business will be primarily for additional capacity needs, continued network coverage expansion and for coverage enhancements within our coverage area, and retail store upgrades. Our wireline capital expenditures will be targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive Wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. Finally, we will make additional investments in web portal and other enhancements and upgrades to our information technology systems in support of growth and new service offerings and applications.

Net cash used in financing activities for the six months ended June 30, 2010 aggregated $25.5 million, which primarily represents the following:

•	$3.2 million repayments on our first lien term loan;

•	$23.2 million used for common stock cash dividends ($0.56 per share in the aggregate) paid on January 12, 2010 and April 12, 2010;

•	$0.7 million used for capital distributions to noncontrolling interests; and,

•	$1.6 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

Net cash used in financing activities for the six months ended June 30, 2009 aggregated $25.2 million, which primarily represents the following:

•	$3.1 million in payments on our first lien term loan;

•	$22.0 million for common stock cash dividends ($0.52 per share in the aggregate) paid on January 12, 2009 and April 13, 2009;

•	$0.7 million was used to acquire a noncontrolling interest in the VA Alliance; and,

•	$0.6 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

On February 25, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share which was paid on April 12, 2010 to stockholders of record on March 12, 2010 and totaled $11.6 million. On April 30, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share which was paid on July 14, 2010 to stockholders of record on June 14, 2010 and totaled $11.7 million. On August 3, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on October 14, 2010 to stockholders of record on September 14, 2010. As noted above, we intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

On July 19, 2010, we entered into a purchase agreement with One Communications Corp. to acquire its FiberNet business for cash consideration of approximately $170 million (Note 1). We intend to fund the purchase through a combination of the new $125 million incremental term loan and the balance with cash on hand.

We believe that $125 million of proceeds from the August 2, 2010 incremental senior term loan and our current cash balances of $59.8 million will be sufficient to fund our purchase of FiberNet and related transaction costs. After funding this acquisition, our remaining cash balance and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and any stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of June 30, 2010, $630.2 million was outstanding under the first lien term loan. As of June 30, 2010, NTELOS Inc. had a leverage ratio of 2.86:1.00 and an interest coverage ratio of 6.02:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 3.75% above either the Eurodollar rate or 2.00%, whichever is greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever is greater. We have other fixed rate, long-term debt in the form of capital leases totaling $1.7 million as of June 30, 2010.

In connection with the refinancing in August 2009, we terminated our $600 million interest rate swap agreement.

We have interest rate risk on borrowings under the first lien term loan and we could be exposed to loss. During second quarter 2010, we amended our first lien term loan to extend the date by which we must enter into a hedge agreement from May 4, 2010 to December 31, 2010.

At June 30, 2010, our financial assets included cash of $59.8 million. Other securities and investments totaled $1.1 million at June 30, 2010.

The following sensitivity analysis indicates the impact at June 30, 2010, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$624,738	$628,662	$644,946	$612,855
Capital lease obligations	1,718	1,718	1,781	1,457

A ten percent increase or decrease in interest rates would result in a change of $0.6 million in interest expense for the remainder of 2010, computed using the 2% LIBOR floor stipulated in our senior credit facility. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 2% plus 3.75%. Actual LIBOR rates at June 30, 2010 were well below 2% and thus, a 10% change in the actual LIBOR rate from the rate at June 30, 2010 would result in no change in interest expense in 2010.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first six months of 2010, existing policies that were changed during the first six months of 2010 and new policies that were issued by the FASB during the first six months of 2010 but will be adopted in a future reporting period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. However, we have added the following two risk factors related to our proposed acquisition of the FiberNet business.

We may not realize the expected benefits of our proposed acquisition of the FiberNet business because of integration difficulties and other significant challenges.

The success of our proposed acquisition of the FiberNet business will depend, in part, on our ability to realize the anticipated benefits from integrating the FiberNet business with our existing businesses. The integration process may be time-consuming. The difficulties of integrating the operations of the FiberNet business present a number of risks, including, but not limited to, risks of: incorrect assumptions regarding the future results of operations, expected cost reductions or other synergies expected to be realized as a result of the acquisition of the FiberNet business; failure to integrate the operations or management of operations or assets successfully and timely and to retain key personnel and customers; diversion of management’s attention from existing operations or other priorities; and the assumption of or otherwise becoming subject to unknown liabilities, losses or costs.

We expect to incur indebtedness and significant costs associated with the funding of the acquisition of the FiberNet business.

We intend to use the net proceeds of a $125 million incremental term loan under our existing credit facility as the primary source of funding for the acquisition of the FiberNet business. We expect to incur $125 million in indebtedness and significant costs associated with the funding of the acquisition of the FiberNet business, which financing costs will be incurred regardless of whether or not the acquisition of the FiberNet business is completed. In addition, we will receive the net proceeds from the incremental term loan regardless of whether we complete the acquisition of the FiberNet business. Therefore, to the extent that we do not complete the acquisition of the FiberNet business, we will have incurred indebtedness and costs without an immediate need or use of such indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the second quarter of 2010. As of June 30, 2010, the approximate dollar value of shares that may yet be purchased under the Plan is $23,073,534.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Purchase Agreement dated as of July 19, 2010 by and among Conversent Communications, Inc. and NTELOS Inc. and One Communications Corp.

10.2(2)	Joinder Agreement dated as of August 2, 2010 by and among NTELOS Inc. and JPMorgan Chase Bank, N.A.

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed July 20, 2010.
(2)	Filed as an exhibit to Current Report on Form 8-K/A filed August 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: August 6, 2010	By:	/S/ JAMES A. HYDE
James A. Hyde
Chief Executive Officer and President

Dated: August 6, 2010	By:	/S/ MICHAEL B. MONEYMAKER
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary