Form 10-Q
period 2010-09-30
NTELOS HOLDINGS CORP
filed 2010-11-05
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 41,723,944 shares of the registrant’s common stock outstanding as of the close of business on October 29, 2010.

NTELOS HOLDINGS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	September 30, 2010	December 31, 2009
Assets

Current Assets
Cash	$188,844	$51,097
Accounts receivable, net of allowance of $16,704 ($18,028 in 2009)	44,589	45,767
Inventories and supplies	6,131	10,870
Other receivables	881	1,705
Income tax receivable	9,379	4,368
Prepaid expenses and other	11,416	10,196

	261,240	124,003

Securities and Investments	1,172	1,023

Property, Plant and Equipment
Land and buildings	44,201	43,331
Network plant and equipment	659,566	622,404
Furniture, fixtures and other equipment	87,596	75,620

Total in service	791,363	741,355
Under construction	23,819	14,008

	815,182	755,363
Less accumulated depreciation	302,695	254,388

	512,487	500,975

Other Assets
Goodwill	113,041	113,041
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $69,084 ($60,299 in 2009)	55,575	64,360
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,857	16,850
Deferred charges and other assets	14,287	12,845

	347,209	354,545

	$1,122,108	$980,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$8,193	$6,876
Accounts payable	28,504	30,756
Dividends payable	11,680	11,604
Advance billings and customer deposits	20,468	20,006
Accrued compensation	7,675	5,583
Accrued operating taxes	3,895	3,070
Other accrued liabilities	5,863	4,832

	86,278	82,727

Long-term Liabilities
Long-term debt	741,396	622,032
Retirement benefits	33,903	41,287
Deferred income taxes	53,237	35,437
Other long-term liabilities	23,544	22,818
Income tax payable	387	136

	852,467	721,710

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,492 shares issued and 41,717 shares outstanding (42,486 issued and 41,431 outstanding in 2009)	425	425
Additional paid in capital	172,323	169,887
Treasury stock, 775 shares at cost (1,055 shares at cost in 2009)	(13,674)	(16,927)
Retained earnings	33,307	32,129
Accumulated other comprehensive loss	(8,723)	(9,004)

Total NTELOS Holdings Corp. Stockholders’ Equity	183,658	176,510
Noncontrolling interests	(295)	(401)

	183,363	176,109

	$1,122,108	$980,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating Revenues	$134,267	$135,686	$404,140	$416,351

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	43,582	44,610	128,086	134,306
Customer operations	29,360	29,015	88,829	87,199
Corporate operations	8,563	6,130	27,177	23,092
Depreciation and amortization	21,736	22,678	65,329	68,927
Accretion of asset retirement obligations	219	399	556	960

	103,460	102,832	309,977	314,484

Operating Income	30,807	32,854	94,163	101,867

Other Income (Expenses)
Interest expense	(11,124)	(8,657)	(31,238)	(20,447)
Gain on interest rate swap	—	662	—	2,100
Other expense	(645)	(876)	(614)	(933)

	(11,769)	(8,871)	(31,852)	(19,280)

	19,038	23,983	62,311	82,587

Income Tax Expense	7,847	9,517	25,009	32,910

Net Income	11,191	14,466	37,302	49,677
Net Income Attributable to Noncontrolling Interests	(368)	(196)	(1,146)	(669)

Net Income Attributable to NTELOS Holdings Corp.	$10,823	$14,270	$36,156	$49,008

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic	$0.26	$0.34	$0.88	$1.16
Income per share – diluted	$0.26	$0.34	$0.87	$1.16

Weighted average shares outstanding – basic	41,364	42,161	41,299	42,163
Weighted average shares outstanding – diluted	41,748	42,414	41,660	42,398

Cash Dividends Declared per Share – Common Stock	$0.28	$0.26	$0.84	$0.78

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net income	$37,302	$49,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,544	60,377
Amortization	8,785	8,550
Accretion of asset retirement obligations	556	960
Deferred income taxes	18,139	24,531
Gain on interest rate swap instrument	—	(2,100)
Equity-based compensation expense	4,182	3,272
Amortization of loan origination costs and debt discount	2,152	646
Write off unamortized debt issuance costs related to first lien term loan	—	781
Retirement benefits and other	2,964	4,353
Changes in assets and liabilities from operations:
Decrease in accounts receivable	1,178	5,697
Decrease in inventories and supplies	4,739	2,834
Increase in other current assets	(396)	(2,371)
Changes in income taxes	(5,157)	1,442
Decrease in accounts payable	(2,245)	(2,051)
Increase (decrease) in other current liabilities	4,651	(1,456)
Retirement benefit contributions and distributions	(10,242)	(9,631)

Net cash provided by operating activities	123,152	145,511

Cash flows from investing activities
Purchases of property, plant and equipment	(67,532)	(91,012)
Other	—	2

Net cash used in investing activities	(67,532)	(91,010)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	124,687	628,650
Debt issuance costs	(3,439)	(11,538)
Repayments on first lien term loan	(5,075)	(606,486)
Termination payment of interest rate swap	—	(9,342)
Cash dividends paid on common stock	(34,902)	(32,976)
Repurchase of common stock	—	(1,861)
Capital distributions to noncontrolling interests	(1,040)	—
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	—	(653)
Proceeds from stock option exercises and employee stock purchase plan	1,428	383
Other	468	229

Net cash provided by (used in) financing activities	82,127	(33,594)

Increase in cash	137,747	20,907
Cash:
Beginning of period	51,097	65,692

End of period	$188,844	$86,599

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On December 31, 2009, the Company closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. for approximately $27 million. The purchase includes approximately 2,200 route-miles of fiber principally through Indefeasible Rights to Use (“IRUs”) located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. These IRUs have a 20 year life. The Company has initially allocated the purchase price as follows: $25.5 million to IRU’s and other equipment, $1.6 million to customer intangible and $0.4 million to current liabilities. The Company believes the purchase price approximates the fair value of the net assets recorded and therefore has not recorded any goodwill or gain on the transaction. The Company will finalize its acquisition accounting for this transaction in the fourth quarter 2010.

On July 19, 2010, the Company entered into a purchase agreement with Conversent Communications, Inc., a wholly owned subsidiary of One Communications Corp. (“OCC”), to acquire OCC’s FiberNet business for cash consideration of approximately $170 million. The FiberNet fiber optic network of approximately 3,500 route miles covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FibertNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. The Company intends to fund the purchase through cash on hand, inclusive of proceeds from a $125 million incremental term loan under the existing senior credit facility that was borrowed on August 2, 2010. The acquisition is subject to, among other conditions, receiving approval from the Federal Communications Commission (“FCC”) and the relevant state public service commissions, and anti-trust review under the Hart-Scott-Rodino Act which has been completed. Pending all approvals, the acquisition is expected to close in the fourth quarter of 2010. The purchase agreement is subject to termination if the acquisition is not completed before December 31, 2010.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash and Cash Equivalents

The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. Significant portions of such investments often exceed the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at September 30, 2010 has maintained a high rating by Standard & Poor’s and Moody’s. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts both of which contain no access restrictions or required holding period. Total interest income related to cash was $0.2 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, the Company did not have any cash equivalents.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense was $2.0 million and $3.4 million for the three months ended September 30, 2010 and 2009, respectively, and bad debt expense was $6.4 million and $9.5 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s allowance for doubtful accounts was $16.7 million and $18.0 million as of September 30, 2010 and December 31, 2009, respectively.

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

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the subsequent measurement guidance described in FASB ASC 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of September 30, 2010 that would require it to perform impairment testing.

Goodwill, franchise rights and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. The Company assesses the recoverability of goodwill and the fair value of the other indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company determined that there were no impairment indicators present as of September 30, 2010 that would require testing during the three months ended September 30, 2010.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets. At September 30, 2010 and December 31, 2009, other intangibles were comprised of the following:

		September 30, 2010		December 31, 2009
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs.	$115,009	$(65,592)	$115,009	$(57,291)
Trademarks	14 to 15 yrs.	9,650	(3,492)	9,650	(3,008)

Total		$124,659	$(69,084)	$124,659	$(60,299)

The Company amortizes its finite-lived intangible assets using the straight-line method. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or nine months ended September 30, 2010 or 2009. Amortization expense for the three months ended September 30, 2010 and 2009 was $2.9 million and $2.8 million, respectively, and amortization expense for the nine months ended September 30, 2010 and 2009 was $8.8 million and $8.5 million, respectively.

Amortization expense for the remainder of 2010 and the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2010	$2,767	$161	$2,928
2011	11,068	645	11,713
2012	10,411	645	11,056
2013	10,082	645	10,727
2014	10,082	645	10,727
2015	$4,041	$645	$4,686

Derivatives and Hedging Activities

The Company did not designate its swap agreement outstanding during the three and nine months ended September 30, 2009 as a cash flow hedge for accounting purposes and, therefore, recorded the changes in market value of the swap agreement as gain or loss on interest rate swap instrument for the applicable periods.

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

Total equity-based compensation expense related to all of the Company’s share-based awards and the Company’s 401(k) matching contributions for the three and nine months ended September 30, 2010 and 2009, and equity-based compensation expense for the Company’s 2009 annual incentive bonus plan for certain officers and management positions for the three and nine months ended September 30, 2009 (Note 8) was allocated as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of sales and services	$199	$124	$572	$367
Customer operations	272	224	791	724
Corporate operations	1,002	359	2,819	2,181

Equity-based compensation expense	$1,473	$707	$4,182	$3,272

Future charges for equity-based compensation related to instruments outstanding at September 30, 2010 for the remainder of 2010 and for the years 2011 through 2014 are estimated to be $1.1 million, $3.0 million, $2.1 million, $0.8 million and less than $0.1 million, respectively. Future equity-based compensation expense related to the 401(k) match is conditional on future participant contributions; as such, the future equity-based compensation estimates do not include this element.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and nine months ended September 30, 2010 and 2009, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service cost	$703	$731	$2,110	$2,191
Interest cost	965	899	2,896	2,698
Expected return on plan assets	(1,096)	(758)	(3,291)	(2,274)
Amortization of loss	105	288	315	864

Net periodic benefit cost	$677	$1,160	$2,030	$3,479

Pension plan assets were valued at $55.5 million at September 30, 2010, which included funding contributions in the first quarter of 2010 of $9.0 million, and $45.9 million at December 31, 2009.

For the three and nine months ended September 30, 2010 and 2009, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service cost	$25	$31	$76	$94
Interest cost	172	194	514	580
Amortization of loss	—	17	—	52

Net periodic benefit cost	$197	$242	$590	$726

The total expense recognized for the Company’s nonqualified pension plans for each of the three months ended September 30, 2010 and 2009 was $0.2 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss. The total expense recognized for the Company’s nonqualified pension plans for each of the nine months ended September 30, 2010 and 2009 was $0.7 million, and $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

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

The Company has one customer, Sprint Nextel, which accounted for approximately 22% of the Company’s total revenue for each of the three months ended September 30, 2010 and 2009, and approximately 22% and 23% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively. Revenue from this customer was derived from a wireless PCS wholesale contract, other PCS roaming and rural local exchange carrier (“RLEC”) and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
For the three months ended September 30, 2010
Operating revenues	$100,372	$13,933	$19,851	$111	$—	$134,267
Intersegment revenues(1)	78	1,732	1,340	7	(3,157)	—
Operating income (loss)	21,702	6,933	5,214	(3,042)	—	30,807
Depreciation and amortization	14,348	3,474	3,896	18	—	21,736
Accretion of asset retirement obligations	198	5	15	1	—	219
Equity-based compensation charges	168	93	18	1,194	—	1,473
Acquisition related charges(2)	$—	$—	$21	$828	$—	$849

As of and for the nine months ended September 30, 2010
Operating revenues	$304,020	$41,595	$58,148	$377	$—	$404,140
Intersegment revenues(1)	224	5,136	3,924	20	(9,304)	—
Operating income (loss)	68,844	19,740	14,690	(9,111)	—	94,163
Depreciation and amortization	42,981	10,535	11,755	58	—	65,329
Accretion of asset retirement obligations	580	16	(41)	1	—	556
Equity-based compensation charges	525	276	54	3,327	—	4,182
Acquisition related charges(2)	—	—	21	828	—	849
Goodwill	63,700	33,438	15,903	—	—	113,041

Total segment assets	$504,126	$187,167	$166,671	$1,130	$—	$859,094
Corporate assets						263,014

Total assets						$1,122,108

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)	Acquisition related charges represent legal and professional fees related to the pending acquisition of FiberNet (Note 1).

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
For the three months ended September 30, 2009
Operating revenues	$104,226	$14,395	$16,944	$121	$—	$135,686
Intersegment revenues(1)	70	1,592	1,144	6	(2,812)	—
Operating income (loss)	22,974	7,327	4,227	(1,674)	—	32,854
Depreciation and amortization	15,685	3,736	3,245	12	—	22,678
Accretion of asset retirement obligations	380	6	14	(1)	—	399
Equity-based compensation charges	$81	$—	$12	$614	$—	$707

For the nine months ended September 30, 2009
Operating revenues	$322,290	$43,543	$50,154	$364	$—	$416,351
Intersegment revenues(1)	200	4,818	3,484	19	(8,521)	—
Operating income (loss)	76,375	21,534	11,491	(7,533)	—	101,867
Depreciation and amortization	48,327	11,049	9,464	87	—	68,927
Accretion of asset retirement obligations	902	15	43	—	—	960
Equity-based compensation charges	$323	$153	$27	$2,769	$—	$3,272

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport of voice and data traffic, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for each of the three months ended September 30, 2010 and 2009 were $1.0 million, and total unallocated corporate operating expenses for the nine months ended September 30, 2010 and 2009 were $4.9 million and $4.5 million, respectively. Additionally, the “Other” category included equity-based compensation of $1.2 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $3.3 million and $2.8 million for the nine months ended September 30, 2010 and 2009, respectively, related to equity awards for all employees receiving such awards, including 401(k) matching contributions for corporate and communication services employees. Additionally, for the three and nine months ended September 30, 2009, non-cash compensation included awards related to the 2009 annual incentive bonus plan for certain officers and other management positions based on an estimate of the pro-rata amount that would be earned in the form of equity awards.

Operating expenses which provide a direct benefit to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $6.2 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively, and $17.9 million and $16.4 million for the nine months ended September 30, 2010 and 2009, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $2.5 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $7.1 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 4. Long-Term Debt

As of September 30, 2010 and December 31, 2009, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
First lien term loan, net of discount	$747,772	$627,444
Capital lease obligations	1,817	1,464

	749,589	628,908

Less: current portion of long-term debt	8,193	6,876

Long-term debt	$741,396	$622,032

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced its existing first lien term loan with $670 million of new senior secured credit facility comprised of a $635 million term loan and a $35 million revolving credit facility. The first lien term loan was issued at a 1% discount for net proceeds of $628.7 million. On August 2, 2010, the Company closed on an additional $125 million senior incremental loan under the senior secured credit facility (the “Incremental Term Loan”) that, combined with approximately $50 million of cash on hand, will be used to fund the FiberNet acquisition, which is expected to close during the fourth quarter of 2010 (Note 1). The Incremental Term Loan was issued at a 0.25% discount for net proceeds of $124.7 million. The first lien term loan (collectively with the Incremental Term Loan, the “First Lien Term Loan”) matures in August 2015 with quarterly payments of $1.9 million and the remainder due at maturity. The First Lien Term Loan bears interest at 3.75% above either the Eurodollar rate or 2.0%, whichever is greater. The senior secured credit facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At September 30, 2010, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 3.45:1.00 and its interest coverage ratio (as defined) was 5.63:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remained undrawn at September 30, 2010.

During second quarter 2010 the Company amended its First Lien Term Loan to extend the date by which the Company must enter into a hedge agreement from May 4, 2010 to December 31, 2010.

The First Lien Term Loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the credit agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow (as defined under the credit agreement), and is decreased by any actual restricted payments, including dividend payments and stock repurchases. The calculated excess cash flow for the three months ended September 30, 2010 was $4.0 million. This amount will be added to the restricted payment basket in the fourth quarter of 2010. An $11.7 million dividend was the only restricted payment made during the quarter ended September 30, 2010. The balance of the basket as of September 30, 2010 was $36.6 million.

In connection with the refinancing of the First Lien Term Loan and the issuance of the Incremental Term Loan described above, the Company deferred issuance costs of approximately $15.0 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three and nine months ended September 30, 2010 was $0.6 million and $1.4 million, respectively.

The discounts related to the First Lien Term Loan noted above are being accreted to interest expense using the effective interest method over the life of the debt and is reflected in interest expense in the condensed consolidated statement of operations. Accretion for the three and nine months ended September 30, 2010 was $0.3 million and $0.7 million, respectively. The aggregate maturities of long-term debt outstanding at September 30, 2010, excluding capital lease obligations, based on the contractual terms of the instruments are $1.9 million for the remainder of 2010, $7.6 million per year in 2011 through 2014 and $721.0 million in 2015.

The Company’s blended average interest rate on its long-term debt as of September 30, 2010 and December 31, 2009 was approximately 6.4% and 4.8%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles used in its operations with lease terms of four to five years. At September 30, 2010, the carrying value and accumulated depreciation of these assets is $3.7 million and $1.6 million, respectively, and the net present value of these future minimum lease payments is $1.8 million. As of September 30, 2010, the principal portion of these obligations is due as follows: $0.2 million for the remainder of 2010, $0.6 million in 2011, $0.5 million in 2012, $0.3 million in 2013, $0.2 million in 2014 and less than $0.1 million thereafter.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the periods indicated below.

	Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009
Cash payments for:
Interest (net of amounts capitalized)	$28,522	$20,757
Income taxes	15,028	7,097
Cash received from income tax refunds	3,000	3
Supplemental financing activities:
Dividend declared not paid	$11,680	$10,992

The amount of interest capitalized in the nine months ended September 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2009, interest payments in the above table exclude $5.1 million interest paid on an interest rate swap agreement (Note 6).

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

During the nine months ended September 30, 2009, the Company had an interest rate swap agreement scheduled to extend through March 1, 2010 to manage its exposure to interest rate movements. The interest rate swap had a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR. In connection with the aforementioned refinancing, the Company paid $9.3 million, inclusive of $2.3 million of accrued unpaid interest, to terminate its interest rate swap agreement.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

Financial Instruments (In thousands)	Face Amount	Carrying Amount	Fair Value
September 30, 2010
Nonderivatives:
Financial assets:
Cash	$188,844	$188,844	$188,844
Long-term investments for which it is not practicable to estimate fair value	N/A	1,172	1,172
Financial liabilities:
Senior credit facility	753,338	747,772	756,163
Capital lease obligations	$1,817	$1,817	$1,817

December 31, 2009
Nonderivatives:
Financial assets:
Cash	$51,097	$51,097	$51,097
Long-term investments for which it is not practicable to estimate fair value	N/A	1,023	1,023
Financial liabilities:
Senior credit facility	633,413	627,444	630,993
Capital lease obligations	$1,464	$1,464	$1,464

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $1.1 million and $0.9 million as of September 30, 2010 and December 31, 2009, respectively, represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the First Lien Term Loan held by CoBank. This investment is carried under the cost method.

The fair value of the senior credit facility was derived based on the quoted trading price obtained from the administrative agent at September 30, 2010 and December 31, 2009, as applicable. The Company’s valuation technique for this instrument is considered to be a level one fair value measurement within the fair value hierarchy described in FASB ASC 820.

Note 7. Equity

On August 3, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share (totaling $11.7 million) which was paid on October 14, 2010 to stockholders of record on September 14, 2010. On November 2, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on January 14, 2011 to stockholders of record on December 14, 2010.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. During the nine months ended September 30, 2010, the Company did not repurchase any of its common shares. Through December 31, 2009, the Company had repurchased 1,046,467 shares for $16.9 million.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Income applicable to common shares	$10,823	$14,270	$36,156	$49,008

Denominator:
Total shares outstanding	41,717	42,279	41,717	42,279
Less: weighted average unvested shares	(340)	(192)	(310)	(146)
Less: effect of calculating weighted average shares	(13)	74	(108)	30

Denominator for basic earnings per common share - weighted average shares outstanding	41,364	42,161	41,299	42,163
Plus: weighted average unvested shares	340	192	310	146
Plus: common stock equivalents of stock options outstanding	44	61	51	69
Plus: contingently issuable shares	—	—	—	20

Denominator for diluted earnings per common share – weighted average shares outstanding	41,748	42,414	41,660	42,398

For the three and nine months ended September 30, 2010, the denominator for diluted earnings per common share excludes approximately 421,000 and 415,000 shares, respectively, related to stock options which would be antidilutive for the respective periods. For the three and nine months ended September 30, 2009, the denominator for diluted earnings per common share excludes approximately 448,000 and 356,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2010:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Addi- tional Paid-in Capital	Treasury Stock	Retained Earnings	Accum-ulated Other Com-prehensive Loss	Total NTELOS Holdings Corp. Stock- holders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2009	42,486	1,055	$425	$169,887	$(16,927)	$32,129	$(9,004)	$176,510	$(401)	$176,109
Equity-based compensation				3,065				3,065		3,065
Excess tax deduction related to the recognition of certain equity-based compensation				121				121		121
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	6	(280)		(750)	3,253			2,503		2,503
Cash dividends declared ($0.84 per share)						(34,978)		(34,978)		(34,978)
Capital distribution to noncontrolling interests								—	(1,040)	(1,040)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						36,156
Amortization of unrealized loss from defined benefit plans, net of $179 of deferred income taxes							281
Comprehensive income attributable to NTELOS Holdings Corp.								36,437
Comprehensive income attributable to noncontrolling interests									1,146
Total Comprehensive Income										37,583

Balance, September 30, 2010	42,492	775	$425	$172,323	$(13,674)	$33,307	$(8,723)	$183,658	$(295)	$183,363

For the nine months ended September 30, 2009, comprehensive income was $50.3 million and was comprised of net income of $49.7 million and amortization of unrealized losses from defined benefit plans of $0.6 million.

Note 8. Stock Plans

During the nine months ended September 30, 2010, the Company issued 392,239 stock options under the Equity Incentive Plan and issued 28,520 stock options under the Non-Employee Director Equity Plan. The options issued under the Equity Incentive Plan will vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan will cliff vest one year following the grant date. No options expired during the period. Additionally, during the nine months ended September 30, 2010, the Company issued 144,683 shares of restricted stock under the Equity Incentive Plan and 13,700 shares of restricted stock under the Non-Employee Director Equity Plan. Of the restricted shares issued under the Equity Incentive Plan during 2010, 131,083 will vest based on the passage of time, including cliff vesting after one or three years or vesting one-third annually over three years, and 13,600 will vest approximately nine months after the grant date if the Company achieves certain performance targets in the fourth quarter of 2010. The restricted shares issued under the Non-Employee Director Equity Plan will cliff vest after one year.

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

The summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2010	1,456	$18.06
Granted during the period	421	17.59
Exercised during the period	(93)	14.46
Forfeited during the period	(93)	20.58

Outstanding as of September 30, 2010	1,691	$18.00	8.3 years	$—

Exercisable as of September 30, 2010	517	$18.15	7.1 years	$—

Expected to vest as of September 30, 2010	1,715	$17.85		$—

The weighted-average grant date fair value of stock options granted during the first nine months of 2010 and 2009 was $3.88 per share and $4.41 per share, respectively. The total intrinsic value of options exercised for each of the first nine months of 2010 and 2009 was $0.2 million. The total fair value of options that vested during the first nine months of 2010 and 2009 was $1.8 million and $1.7 million, respectively. As of September 30, 2010, there was $3.8 million of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding as of January 1, 2010	233	$18.14
Granted during the period	158	17.80
Vested during the period	(17)	18.01
Forfeited during the period	(34)	18.19

Restricted stock outstanding as of September 30, 2010	340	$17.99

As of September 30, 2010, there was $3.2 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of restricted shares that vested during the first nine months of 2010 was $0.3 million.

Note 9. Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 was $7.8 million and $25.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the estimated effects of certain non-deductible compensation, noncontrolling interests, and other non-deductible expenses. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2010, the amounts of these charges for equity-based awards outstanding as of September 30, 2010 and other non-deductible compensation are expected to be $0.3 million and $0.1 million, respectively.

The Company has unused net operating losses, including certain built-in losses (“NOLs”) totaling $162.0 million as of September 30, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of

$9.2 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $136.6 million as follows: $2.3 million for the remainder of 2010, $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

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

The Company has purchase commitments relating to capital expenditures totaling approximately $8.8 million as of September 30, 2010, which are expected to be satisfied during 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus, contiguous service area, and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated advantage over our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 75% and 77% of our total revenues in the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, our wireless retail business had approximately 433,700 NTELOS retail subscribers, representing a 7.5% penetration of our total covered population. As of September 30, 2010, 1,081 (or 83.2%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the nine months ended September 30, 2010 and 2009, we realized wireless wholesale revenues of $85.1 million and $89.9 million, respectively. Of this total for the nine months ended September 30, 2010 and 2009, $81.2 million and $85.8 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Over the past 15 months, however, calculated revenues have continued to increase toward this minimum, and revenues from this contract are projected to exceed the monthly minimum during the fourth quarter of 2010.

Our wireline operations include the rural local exchange carrier (“RLEC”) segment and the Competitive Wireline segment. Our wireline operating income margins were approximately 35% for each of the respective nine months ended September 30, 2010 and 2009.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of September 30, 2010, we operated approximately 36,200 RLEC telephone access lines.

Our wireline business is supported by an extensive 4,900 route-mile fiber optic network. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private networks. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we plan to escalate the growth of our Competitive Wireline enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. Also in 2009, we purchased an Indefeasible Right of Use (“IRU”) and we completed a fiber swap agreement, which together allowed us to expand our broadband and high-capacity business communications services to Culpeper, Madison and Warrenton, Virginia, adding approximately 200 fiber route-miles to our network.

We leverage our wireline network infrastructure to offer competitive voice and data communication services outside our RLEC coverage area through our Competitive Wireline segment. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation. As of September 30, 2010, we served customers with approximately 49,500 CLEC access line connections. We also offer broadband services in over 98% of our RLEC service area and as of September 30, 2010, we operated approximately 25,300 broadband access connections in our markets, representing an increase of 9.4% over the connections on September 30, 2009. We also offer NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds currently up to 20 megabits per second. At September 30, 2010, we had approximately 2,700 video customers and passed approximately 11,000 homes with fiber. Revenues and operating expenses from the broadband and video products are included in the Competitive Wireline segment.

On July 19, 2010, we entered into a purchase agreement with One Communications Corp. to acquire its FiberNet business for cash consideration of approximately $170 million. The FiberNet fiber optic network of approximately 3,500 route miles covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FiberNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. We intend to fund the purchase through a combination of proceeds from an incremental term loan which we closed on August 2, 2010 under our existing senior credit facility and cash on hand. The acquisition is subject to, among other conditions, receiving approval from the FCC and the relevant state public service commissions. Pending all approvals, the acquisition is expected to close in the fourth quarter of 2010. The purchase agreement is subject to termination if the acquisition is not completed before December 31, 2010. The FiberNet purchase is consistent with our wireline strategy and will provide us with new opportunities to offer our strategic products to large enterprise and government customers and other carriers and allow us to further leverage our operational and back office platforms.

Many of the market risk factors which affected our results of operations in 2009 have affected our results of operations in the first nine months of 2010. Additionally, the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2009 has continued in 2010. The magnitude of the impact from the economy and competition may be greater than we anticipate. If it is, the indefinite-lived asset recoverability testing required as of October 1, 2010 (or on any other date an impairment indicator arises) could trigger a revaluation which could result in impairment charges.

In wireless, we are continuing to make network improvements, including network expansion and cell site additions. During the second quarter of 2010, we expanded our wireless service into one additional new market (Hagerstown, Maryland), increasing our covered population by approximately 205,000. We also plan to increase and improve our points of distribution in our existing markets particularly with our indirect distribution channel. Additionally, we are continuing to improve our handset offerings and refine plans, features and communication to customers in order to improve the customer experience. However, the current economic climate and increased competition has contributed to a slight decline in subscribers from prior year (1.1%) as a result of an increase in customer churn in the second half of 2009 and fewer gross additions in the first nine months of 2010 than the first nine months of 2009. We have mitigated the late-2009 churn levels in the first nine months of 2010 by investing in further customer retention programs and increasing the percentage of subscribers under contract. Additionally, we have increased the percentage of sales of Nations plans, which historically have had the lowest churn rates, to approximately 65% of total post pay sales during 2010 as compared to an average of approximately 47% in 2009. With our post pay products, these improvements coupled with an increase in gross customer additions in the third quarter 2010 has resulted in net post pay customer additions of 2,405 in the third quarter 2010.

We continue to face risks to our competitive “value” position in the postpay market, including through the reduced price nationwide unlimited voice plans by competitors such as AT&T, Verizon and US Cellular. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. We expect the increased competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. Competition in the wireless prepay market has continued to evolve since 2009. Whereas our prepay competitive position was largely uncontested prior to 2009, a number of large wireless competitors, including Boost (operated by Sprint), TracFone’s Straight Talk service, Virgin Mobile (prior to being acquired by Sprint Nextel in 2009), T-Mobile and Page Plus, entered the prepaid market. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market also intensified during the fourth quarter of 2009 and the first nine months of 2010 with the introduction of a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we launched the FRAWG Unlimited Wireless brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009 and in our western Virginia and West Virginia markets in the third quarter of 2010. FRAWG provides value-seeking customers prepay wireless plan options without a contract, credit check or activation fee. While plans feature competitive price points, our acquisition costs are substantially lower with reduced handset subsidy and selling costs. Adds have slowed considerably with our prepaid products in the second and third quarters of 2010, resulting in a net customer loss of 3,150 (2.4%) of the prepaid customer base in 2010, as discussed further in the Wireless Communications Revenues section below.

Average monthly revenue per handset/unit in service (“ARPU”) from voice has declined in the first nine months of 2010 and is expected to continue to decline for the remainder of 2010 due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset a substantial portion of the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $2.57 for the nine months ended September 30, 2010 over the nine months ended September 30, 2009. Higher handset subsidy costs as compared to 2009 have been experienced in the first nine months of 2010 and are expected to continue throughout the remainder of 2010 due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. Data ARPU and data revenue are expected to continue to grow in the fourth quarter of 2010 due to the continued increase in penetration and usage escalating from our EV-DO deployment; however, this upgrade has resulted in a significant increase in network expenses and data cost of sales, both of which are captured in cost of sales and services. Wireless capital expenditures for 2010 are expected to decrease significantly from 2009 as the planned network upgrade to EV-DO was completed in 2009.

In the RLEC segment, we experienced access line losses in 2009 and these losses have continued in the first nine months of 2010 and are expected to continue for the remainder of 2010, impacted by continued cable competition, wireless substitution and the economic climate. As of September 30, 2010, we have lost approximately 2,000 access lines year to date. These line losses, coupled with mid-year 2009 rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, contributed to a 4.5% decline in RLEC revenues for the first nine months of 2010 compared to the first nine months of 2009. Our primary strategies to respond to this trend are to promote our Competitive Wireline segment strategic products, particularly high-capacity network access and transport services marketed to large enterprise and government customers and other carriers, extend our Competitive Wireline segment network to increase the addressable market area and leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our ILEC customer base. Toward this pursuit, we have more than 25 new potential markets that are available to us as a result of the addition of approximately 2,500 fiber route-miles to our network in late-2009.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles, or GAAP, throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in our Notes to unaudited condensed consolidated financial statements) to subscriber revenues used to calculate average monthly ARPU for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, other than average monthly ARPU data)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Wireless communications revenues	$100,372	$104,226	$304,020	$322,290
Less: equipment revenues from sales to new customers	(1,695)	(1,525)	(6,296)	(4,408)
Less: equipment revenues from sales to existing customers	(3,621)	(4,788)	(11,653)	(14,537)
Less: wholesale revenues	(28,713)	(28,507)	(85,060)	(89,870)
(Less) plus: other revenues and adjustments	(276)	856	(659)	51

Wireless gross subscriber revenues	$66,067	$70,262	$200,352	$213,526

Average number of subscribers	435,042	440,052	439,930	441,287
Total average monthly ARPU	$50.62	$53.22	$50.60	$53.76

Wireless gross subscriber revenues	$66,067	$70,262	$200,352	$213,526
Less: wireless voice and other features revenues	(49,845)	(57,942)	(154,455)	(177,686)

Wireless data revenues	$16,222	$12,320	$45,897	$35,840

Average number of subscribers	435,042	440,052	439,930	441,287
Total data average monthly ARPU	$12.43	$9.33	$11.59	$9.02

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•	RLEC segment revenues, including local service, network access, toll and directory advertising;

•

Competitive Wireline segment revenues, including revenues from our strategic products (local services, broadband voice and data services, high-capacity network access and transport services and IPTV-based video services) and from legacy Competitive Wireline products (long distance, dial-up Internet services, switched access and reciprocal compensation); and

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate swap instrument, which was terminated during the August 2009 refinancing, and other income (expense), which includes interest income and fees and expenses related to senior secured credit facility amendments which do not result in a material change to terms (and are therefore not deferred).

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an interoperability solution provider). Also, our Virginia PCS Alliance, L.C., or the VA Alliance, that provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% noncontrolling interest.

The VA Alliance incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with the noncontrolling interest adoption requirements (FASB ASC 810-10-45-21), which we adopted on January 1, 2009, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the nine months ended September 30, 2010 or 2009. The VA Alliance made $1.0 million of capital distributions to the minority owners during the nine months ended September 30, 2010.

Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Operating revenues decreased $1.4 million, or 1.0%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $12.2 million, or 2.9%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decreases from the three- and nine-month comparative periods were primarily due to a decrease in wireless PCS revenues of $3.9 million, or 3.7%, from the three-month comparative period from declines in subscriber revenues and equipment revenues and a decrease in wireless PCS revenues of $18.3 million, or 5.7%, from the nine-month comparative period from declines in subscriber revenues, wholesale revenues and equipment revenues. Wireline revenues increased $2.4 million, or 7.8%, over the comparative three months and $6.0 million, or 6.5%, over the comparative nine months due to growth in strategic product revenues in the Competitive Wireline segment, including revenues associated with the fiber optic assets acquired from Allegheny Energy, Inc. on December 31, 2009. The net three-and nine-month wireline revenue increases were partially offset by a $0.5 million and $1.9 million decline in revenue from the RLEC segment for the respective three -and nine-month comparative periods and a $0.3 million and $0.9 million decline from the respective three -and nine-month comparative periods in legacy revenues from the Competitive Wireline segment. The nine-month decrease in RLEC was partially the result of an unfavorable adjustment to RLEC access revenue of $0.6 million recorded in the first half of 2010 related to the settlement of a carrier access billing dispute.

Operating income decreased $2.0 million from the three months ended September 30, 2009 driven by the decline in revenue discussed above and an increase in operating expenses of $0.6 million, or 0.6%, from the comparative three-month period. Operating income decreased $7.7 million from the nine months ended September 30, 2009 driven by the decline in revenue discussed above, partially offset by a decrease in operating expenses of $4.5 million, or 1.4%, from the comparative nine-month period. This operating expense decrease was primarily driven by decreases in cost of wireless sales and accelerated depreciation as discussed further below.

Net income attributable to NTELOS Holdings Corp. decreased $3.4 million, or 24.2%, from the three months ended September 30, 2009. In addition to the $2.0 million decrease in operating income, other expenses (net of other income), increased by $2.9 million primarily relating to a $2.5 million increase in interest expense due to the August 2009 refinancing and the $125 million incremental term loan borrowing in August 2010, as discussed further under other income (expenses) below, and the prior year favorable change in interest rate swap value of $0.7 million. These decreases to pre-tax income were offset by a $1.7 million decrease in income tax expense. Similarly, net income attributable to NTELOS Holdings Corp. decreased $12.9 million, or 26.2%, from the nine months ended September 30, 2009 due to the $7.7 million decrease in operating income, an increase in other expenses (net of other income) of $12.6 million primarily relating to a $10.8 million increase in interest expense and the prior year favorable change in interest rate swap value of $2.1 million. These decreases to pre-tax income were offset by a $7.9 million decrease in income tax expense from the comparative nine-month period.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		$ Variance	% Variance
Operating Revenues	2010	2009
(dollars in thousands)
Wireless PCS	$100,372	$104,226	$(3,854)	(3.7%)

Wireline
RLEC	13,933	14,395	(462)	(3.2%)
Competitive Wireline	19,851	16,944	2,907	17.2%

Total wireline	33,784	31,339	2,445	7.8%

Other	111	121	(10)	(8.3%)

Total	$134,267	$135,686	$(1,419)	(1.0%)

	Nine Months Ended September 30,		$ Variance	% Variance
Operating Revenues	2010	2009
(dollars in thousands)
Wireless PCS	$304,020	$322,290	$(18,270)	(5.7%)

Wireline
RLEC	41,595	43,543	(1,948)	(4.5%)
Competitive Wireline	58,148	50,154	7,994	15.9%

Total wireline	99,743	93,697	6,046	6.5%

Other	377	364	13	3.6%

Total	$404,140	$416,351	$(12,211)	(2.9%)

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues decreased $3.9 million from the third quarter of 2009 to the third quarter of 2010 due to a decrease in our net retail subscriber revenue of $3.1 million, or 4.5% and a $1.0 million, or 15.8%, decrease in equipment revenue, partially offset by a $0.2 million increase in wholesale and roaming revenues. The $18.3 million year to date decrease noted in the table above was primarily due to a $12.5 million, or 5.9%, decrease in our net retail subscriber revenue, a $4.8 million, or 5.4%, decrease in wholesale and roaming revenues and a $1.0 million, or 5.3%, decrease in equipment revenues.

In both the three- and nine-month comparative periods, subscriber revenues reflected a net subscriber loss of approximately 4,600 subscribers, or 1.1%, from approximately 438,300 subscribers as of September 30, 2009 to approximately 433,700 subscribers as of September 30, 2010. This decrease was driven almost entirely by a decrease in gross additions, which was partially offset by a slight improvement in churn. During the third quarter of 2010, we introduced several initiatives to increase postpay subscriber additions; as a result, postpay subscriber gross and net additions were at the highest level since the first quarter of 2009. Conversely, third quarter 2010 represented the second quarter in a row with a net loss in prepay subscribers.

Voice revenues were lower in the three and nine months ended September 30, 2010 than they were in the three and nine months ended September 30, 2009 due to a number of factors, including the decrease in the subscriber base and a 13.0% and 12.8% decline in total average monthly ARPU excluding average monthly data ARPU from the respective three-and nine-month comparative periods due to competitive pricing reductions and economic conditions and an increase in the number of prepay subscribers who suspend service for a period of time. Partially offsetting the three- and nine-month decreases in voice revenue was an increase in data revenue of $3.8 million over the comparative quarter and $9.8 million over the comparative nine months. Underlying the 31.8% and 28.3% growth in data revenue over the comparative three and nine months, respectively, was the technology upgrade to EV-DO and an increased sales emphasis on smart phones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Total data ARPU for all prepay and postpay products was $12.43 for the three months ended September 30, 2010 compared to $9.33 for the three months ended September 30, 2009, an increase of 33.2%, reflecting the increased take-rate on data packages and increased usage rates. Similarly, total data ARPU increased $2.57 over the comparative nine-month period to $11.59 for the nine months ended September 30, 2010.

Growth in data ARPU partially offset declines in voice ARPU, resulting in blended ARPU of $50.62 and $50.60 for the three and nine months ended September 30, 2010 as compared to $53.22 and $53.76 for the three and nine months ended September 30, 2009, respectively.

In response to competitive conditions, we launched the FRAWG Unlimited Wireless brand in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009. We recently launched FRAWG in the western markets of Virginia, in West Virginia and plan to offer it in the new Hagerstown, MD market. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs to us). As of September 30, 2010, FRAWG accounted for approximately 70% of prepay gross subscriber additions as compared to approximately 32% in the prior year which has contributed to lower ARPU levels than the traditionally higher ARPU prepay rate plans, albeit at a lower net subsidy cost and lower churn. Prepay sales in total have declined in the second and third quarters of 2010 as compared to the prior year comparative periods.

We are focused on refining our distribution strategy with respect to both our prepay and postpay sales. We have begun expanding our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. This will continue through the remainder of 2010 and into 2011, as will a focused improvement to our direct distribution channel with changes to the number of stores, store locations and upgrades to our stores in appearance and customer service functionality. We believe these changes will significantly improve our prepay sales and also bolster postpay sales productivity.

Wholesale and roaming revenues from the Strategic Network Alliance were flat from the prior year comparative quarter and decreased $4.6 million, or 5.3%, from the nine-month comparative period. The year to date revenue decrease from the Strategic Network Alliance is reflective of data usage which was billable at substantially higher contractual preset rates in 2009 up until the July 1, 2009 contractual travel data rate reset. Following the travel data rate reset, our monthly calculated revenue from Sprint Nextel was below the $9.0 million minimum and thus we have billed and recognized revenue at the $9.0 million minimum stipulated in the contract from July 1, 2009 through September 30, 2010. In addition, roaming revenues from other carriers increased $0.2 million from the comparative quarter but decreased $0.2 million from the comparative nine-month period. Included in the results for the nine months ended September 30, 2010 was a $0.3 million charge related to a billing dispute with another carrier. Roaming revenues from other carriers may decline in 2011 as a result of industry consolidation of carriers with complementary networks or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. We added 10 cell sites within this wholesale service area from September 30, 2009 to September 30, 2010, improving existing service and extending this coverage area.

The Strategic Network Alliance extends through July 31, 2015 and is subject to automatic three-year extensions unless certain notice provisions are exercised. The agreement prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network in the agreement territory until a maximum of 18 months prior to the end of the agreement. The agreement specifies a series of usage rates for various types of services. The voice rate pricing under the agreement provides for semi-annual volume discounts based on Sprint’s voice revenue yield to provide incentives for the migration of additional traffic onto the network. Data rates for Sprint in-market home subscribers are on a per subscriber basis. The data rate for Sprint customers that are traveling through the territory and use the network is on a per kilobyte basis. Date rates are reset quarterly. The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $2.4 million, or 7.8%, over the comparative three months, with revenues from the Allegheny asset acquisition (Note 1 in our Notes to unaudited condensed consolidated financial statements) of $1.7 million in the third quarter of 2010 and revenues from strategic products in our other markets increasing $1.5 million, or 10.9%, primarily offset by a $0.5 million, or 3.2%, decrease in RLEC revenues. For the nine months ended September 30, 2010, wireline communications revenues increased $6.0 million, or 6.5%, over the comparative nine months, with revenues from the Allegheny asset acquisition of $5.1 million in the first nine months of 2010 and revenues from strategic products in our other markets increasing $3.8 million, or 9.2%, primarily offset by a $1.9 million, or 4.5%, decrease in RLEC revenues which were lower by $0.6 million due to the final settlement of a carrier access dispute, and a $0.9 million decrease in legacy Competitive Wireline segment revenues.

•

RLEC Revenues. RLEC revenues decreased $0.5 million, or 3.2%, from the comparative three months and decreased $1.9 million, or 4.5%, from the comparative nine months primarily due to decreased access and local service revenues from a 6.7% decrease in access lines. Also reflected in the decrease from the comparative nine months was a 1.1% decrease in carrier access minutes due primarily to a decline in usage by wireless carriers. Carrier access minutes increased 0.3% from the comparative three months. On July 1, 2009, our interstate access rates were subject to a biennial reset (reduction). This rate reset coupled with network grooming by our customers resulted in an annualized reduction in revenue of approximately $2.4 million.

Access lines totaled approximately 36,200 as of September 30, 2010 and 38,900 as of September 30, 2009. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from Comcast in one of our three RLEC markets.

Additionally, we encountered new voice competition in one RLEC market from Shenandoah Telecommunications in 2010 which has resulted in greater residential line losses than we experienced in 2009.

•

Competitive Wireline Revenues. Competitive Wireline revenue for the three and nine months ended September 30, 2010 increased $2.9 million and $8.0 million, respectively, over the three and nine months ended September 30, 2009 with revenue from the Allegheny acquisition contributing $1.7 million and $5.1 million for the three- and nine-month 2010 periods. Strategic product revenues from our other markets increased $1.5 million and $3.8 million over the comparative three and nine months, respectively, primarily from increases in broadband voice and data services, which include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet, and transport revenue, and from increases in transport revenue. Revenues from legacy products, including dial-up Internet, reciprocal compensation and switched access, decreased $0.3 million and $0.9 million from the comparative three and nine months, respectively.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		$ Variance	% Variance
Operating Expenses	2010	2009
(dollars in thousands)

Wireless PCS	$63,956	$65,106	$(1,150)	(1.8%)

Wireline
RLEC	3,428	3,326	102	3.1%
Competitive Wireline	10,687	9,446	1,241	13.1%

Total wireline	14,115	12,772	1,343	10.5%

Other	1,112	1,170	(58)	(5.0%)

Operating expenses, before equity-based compensation charges, depreciation and amortization, accretion of asset retirement obligations and acquisition related charges	79,183	79,048	135	0.2%
Equity-based compensation	1,473	707	766	108.3%
Depreciation and amortization	21,736	22,678	(942)	(4.2%)
Accretion of asset retirement obligations	219	399	(180)	(45.1%)
Acquisition related charges	849	—	849	N/M

Total operating expenses	$103,460	$102,832	$628	0.6%

	Nine Months Ended September 30,		$ Variance	% Variance
Operating Expenses	2010	2009
(dollars in thousands)

Wireless PCS	$191,090	$196,363	$(5,273)	(2.7%)

Wireline
RLEC	11,028	10,792	236	2.2%
Competitive Wireline	31,669	29,129	2,540	8.7%

Total wireline	42,697	39,921	2,776	7.0%

Other	5,274	5,041	233	4.6%

Operating expenses, before equity-based compensation charges, depreciation and amortization, accretion of asset retirement obligations and acquisition related charges	239,061	241,325	(2,264)	(0.9%)
Equity-based compensation	4,182	3,272	910	27.8%
Depreciation and amortization	65,329	68,927	(3,598)	(5.2%)
Accretion of asset retirement obligations	556	960	(404)	(42.1%)
Acquisition related charges	849	—	849	N/M

Total operating expenses	$309,977	$314,484	$(4,507)	(1.4%)

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before equity-based compensation charges, depreciation and amortization and accretion of asset retirement obligations:

Wireless Communications –The operating expense decrease in wireless communications from the comparative three-month period was primarily due to a $3.0 million decrease in cost of sales (“COS”) largely offset by an increase in retention expense of $1.7 million. The decrease in COS was partially driven by a decrease in equipment COS of $1.3 million primarily due to a change in the classification of handset returns and exchanges from COS in the prior year to retention expense (included in customer operations expense on the condensed consolidated statement of operations) in the current year. The remainder of the decrease in COS was primarily driven by a decrease in roaming costs of $0.5 million as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners, a $0.9 million decrease in data COS primarily driven by favorable rate reductions and a $0.3 million decrease in features COS.

Similarly, the operating expense decrease in wireless communications from the comparative nine-month period was primarily due to a $10.6 million decrease in COS, largely offset by an increase in retention expense of $6.1 million. The decrease in COS was partially driven by a decrease in equipment COS of $5.7 million due to the change in classification of handset returns and exchanges discussed above, a decrease in roaming costs of $1.4 million, a rate-driven decrease in data COS of $2.6 million, a $0.5 million decrease in features COS and a $0.4 million increase in toll COS.

We expect COS expenses to grow during the remainder of 2010 as roaming volume from national and unlimited plans increases, sales of smart phones and data cards continue at current or increased levels, and usage of data features increases.

In addition to the COS decreases from the comparative three months described above, bad debt expense decreased $1.4 million and compensation and benefits and employee sales commissions decreased $1.0 million. Offsetting these decreases were increases in access and cell site expense of $0.9 million, third party selling expenses of $0.6 million and other general and administrative expenses of $0.9 million.

Likewise, in addition to the COS decreases from the comparative nine months described above, bad debt expense decreased $3.1 million due to improvement in accounts receivable aging and total accounts receivable, and compensation, benefits and employee sales commissions decreased $2.5 million primarily due to a decrease in average headcount and a decrease in the number of gross additions compared to the respective prior year periods. Agent sales commissions also decreased $0.2 million from the comparative nine months due to a decrease in sales generated from third-party agents and the lower selling costs related to the FRAWG product. Operating taxes decreased $0.5 million from the comparative nine months primarily due to a favorable tax settlement of $0.3 million in the first quarter of 2010. Partially offsetting these decreases from the comparative nine months was an increase in advertising expense of $0.5 million over the comparative nine months related to heavier advertising in order to increase postpay subscriber additions. Cell site and network access expenses also increased $2.6 million over the comparative nine months related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers, and related to a 6.0% increase in the number of cell sites as of September 30, 2010 over September 30, 2009. In 2010, we have invested capital for network efficiency improvements which partially offset the increases in cell site and network expenses noted above; Going forward, we expect that growth in usage will be the primary contributor of higher cell site and network access costs. The remainder of the operating expenses which increased from the comparative nine months is attributable to general and administrative and other costs which collectively increased $2.1 million over the comparative nine months.

•

Wireline Communications – The three- and nine-month increases noted in the tables above are attributable to a $0.9 million and a $2.4 million increase in operating expenses, respectively, related to the new Allegheny markets (Note 1 in our Notes to unaudited condensed consolidated financial statements). Operating expenses from the RLEC segment and the remaining markets in the Competitive Wireline segment increased $0.4 million collectively from the comparative three-month period and increased $0.3 million collectively from the comparative nine-month period. These increases were due primarily to increased professional fees, rent, contracted services and accruals for the Company’s annual discretionary cash bonus.

•

Other – Other operating expenses decreased $0.1 million, or 5.0%, and increased $0.2 million, or 4.6%, from the prior year three- and nine-month periods ended September 30, 2009, respectively. The primary operating expenses in this segment are compensation and benefits and professional fees.

The results for the nine months ended September 30, 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010. The results for the nine months ended September 30, 2009 include the recognition of a $1.0 million signing bonus paid to our then new President and Chief Operating Officer.

COST OF SALES AND SERVICES—Cost of sales and services decreased $1.0 million, or 2.3%, from the three months ended September 30, 2009 to the three months ended September 30, 2010 and decreased $6.2 million, or 4.6%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. As discussed above, wireless variable COS decreased $3.0 million from the comparative three months and $10.6 million from the comparative nine months largely related to the expense classification change from equipment COS to retention expense (included in customer operations expenses) and expense decreases related to roaming and data COS. Partially offsetting this decrease in variable COS was an increase in cell site and network access costs of $1.5 million over the comparative three months and $3.6 million over the comparative nine months primarily related to an increase in the number of cell sites over September 30, 2009 and additional access connectivity to support high-speed data over the EV-DO network and increased data usage, as described above. Repairs and maintenance expenses also increased $0.3 million over the comparative three months and $1.3 million over the comparative nine months which were largely weather related. The remainder of the three- and nine-month decreases was due to decreased compensation and benefits.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $0.3 million, or 1.2%, from the three months ended September 30, 2009 to the three months ended September 30, 2010. Retention costs increased $1.7 million, as discussed in the wireless communications section above. Also increasing were third party agent commissions, rent, collection expense and bank fees, which collectively increased $0.8 million over the comparative three months. Partially offsetting these increases was a $1.4 million decrease in bad debt expense and a $0.8 million decrease in compensation and benefits, including employee sales commissions.

Customer operations expenses increased $1.6 million, or 1.9%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Retention costs increased $6.1 million, of which $4.8 million relates to a reclassification of handset returns and exchanges, as discussed in the wireless communications section above. Advertising expenses increased $0.5 million over the comparative nine months related to an increase in promotional activity and advertising and other selling expenses, contracted services, materials and supplies and rent collectively increased $0.7 million. Partially offsetting these increases were decreases in compensation and benefits of $2.4 million, wireless third party agent commissions of $0.2 million and bad debt expense of $3.0 million from the comparative nine months.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $2.4 million, or 39.7%, from the three months ended September 30, 2009 to the three months ended September 30, 2010 and increased $4.1 million, or 17.7%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Results for the three and nine months ended September 30, 2010 include $0.8 million of legal and professional fees related to the acquisition of FiberNet (Note 1 in our Notes to unaudited condensed consolidated financial statements). We anticipate the remaining legal and professional fees related to the acquisition of FiberNet to total approximately $2.3 million in the fourth quarter of 2010. The increase for both the three- and nine-month comparative periods is also attributable to an increase in accruals for the company’s annual discretionary cash bonus which is earned over the fiscal year and is subject to company performance relative to target objectives and increases in equity-based compensation expense related to equity awards for employees of the Company. For the nine-month comparative period, other professional fees also increased a total of $0.6 million and regulatory fees increased $0.4 million.

Partially offsetting these increases for the three-month comparative period was a decrease in compensation and benefits of $0.2 million (excluding the annual discretionary cash bonus described above) and regulatory fees of $0.3 million primarily from USAC credits. Similarly, the increases described above for the nine-month comparative period were primarily offset by a $0.4 million decrease in compensation and benefits (excluding the annual discretionary cash bonus described above) and a $0.2 million decrease in operating taxes primarily related to a favorable tax settlement in the first quarter of 2010.

DEPRECIATION AND AMORTIZATION EXPENSES— Depreciation and amortization expenses decreased $0.9 million, or 4.2%, from the three months ended September 30, 2009 to the three months ended September 30, 2010 and decreased $3.6 million, or 5.2% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. These decreases are primarily attributable to decreases in accelerated depreciation of $1.2 million from the comparative three-month period and $3.3 million from the comparative nine-month period primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated in connection with the EV-DO upgrade discussed below, covering approximately 83% of total cell sites, which was completed by June 30, 2009.

Normal depreciation expense increased $0.2 million, or 1.0%, from the three-month comparative period and decreased $0.6 million, or 1.0%, from the nine-month comparative period driven primarily by significant asset retirements during 2009 for the wireline and wireless segments.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge decreased approximately $0.2 million from the three months ended September 30, 2009 and decreased approximately $0.4 million from the nine months ended September 30, 2009.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $2.5 million, or 28.5%, from the prior year comparative three months and increased $10.8 million, or 52.8%, from the prior year comparative nine months due primarily to the refinancing of our senior credit facility on August 7, 2009. Upon refinancing, the senior credit facility was increased by over $30 million and the interest rate increased to 5.75% from an average rate that was over 100 basis points lower through the date of refinancing. Interest expense also increased due to the additional borrowing of $125 million on August 2, 2010 under the existing senior credit facility, the proceeds of which will be used to fund the FiberNet acquisition (Note 1 in our Notes to unaudited condensed consolidated financial statements). Also, amortization of discount and origination costs were $0.4 million higher for the three months ended September 30, 2010 versus the 2009 comparable period and $1.5 million higher for the nine months ended September 30, 2010 versus the 2009 comparable period. Additionally, we recorded $0.8 million for the nine months ended September 30, 2010 related to the interest portion of an access revenue settlement related to a carrier access billing dispute.

We recorded a gain from the change in the fair value of the interest rate swap instrument in the three and nine months ended September 30, 2009 of $0.7 million and $2.1 million, respectively. In August 2009, NTELOS Inc. terminated this interest rate swap agreement.

Other income (expenses) decreased $0.2 million from the three months ended September 30, 2009 to $0.6 million for the three months ended September 30, 2010 and increased $0.3 million from the nine months ended September 30, 2009 to $0.6 million for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2010, other income (expense) primarily includes expenses of $0.7 million related to amendments of our credit agreement to accommodate terms and conditions associated with two federal broadband stimulus grants we received in 2010, as discussed below in Liquidity and Capital Resources. Other income (expenses) for the three and nine months ended September 30, 2009 primarily includes expenses of $0.8 million related to the write-off of deferred fees associated with our prior senior secured credit facility which was paid in full in connection with the August 2009 refinancing noted above. The remaining immaterial amounts in other income (expenses) primarily relate to interest income from cash which increased slightly from the previous periods due to maintaining higher cash balances in investment accounts.

INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2010 was $7.8 million and $25.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the estimated effects of certain non-deductible compensation, noncontrolling interests, and other non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2010, the amounts of these charges for equity-based awards outstanding as of September 30, 2010 and other non-deductible compensation are expected to be $0.3 million and $0.1 million, respectively. Income tax expense for the three and nine months ended September 30, 2009 was $9.5 million and $32.9 million, respectively.

We have unused net operating losses, including certain built-in losses (“NOLs”) totaling $162.0 million as of September 30, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, we expect to use NOLs of approximately $136.6 million as follows: $2.3 million for the remainder of 2010, $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

Liquidity and Capital Resources

For the nine months ended September 30, 2010 and 2009, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. On July 19, 2010, we entered into a purchase agreement with One Communications Corp. to acquire its FiberNet business for cash consideration of approximately $170 million (Note 1 in our Notes to unaudited condensed consolidated financial statements). We believe that our current cash balance of $188.8 million, inclusive of $121.2 million of proceeds, net of discount and debt issuance costs, from the August 2, 2010 incremental senior term loan, will be sufficient to fund our purchase of FiberNet and related transaction costs. After funding this acquisition, our remaining cash balance and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments, any stock repurchases through our stock repurchase plan, higher interest cost following our August 2009 debt refinancing and our August 2010 incremental debt financing and required debt principal payments prior to maturity for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

As of September 30, 2010, we had approximately $188.8 million in cash and working capital (current assets minus current liabilities) of approximately $175.0 million. As of December 31, 2009, we had approximately $51.1 million in cash and working capital of approximately $41.3 million. Of the cash on hand on September 30, 2010, $183.6 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the credit agreement.

As of September 30, 2010, we had $852.5 million in aggregate long term liabilities, consisting of $741.4 million in outstanding long-term debt ($749.6 million including the current portion, with the $753.3 million senior credit facility being recorded net of a $5.6 million discount) and approximately $111.1 million in other long-term liabilities. Our credit agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $1.9 million for the remainder of 2010, $7.6 million per year in 2011 through 2014 and $721.0 million in 2015.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles used in our operations with lease terms of four to five years. At September 30, 2010, the net present value of these future minimum lease payments was $1.8 million.

During the first quarter of 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Allegheny County, Virginia. The total project is $16 million, of which 50% ($8 million) will be funded by a grant from the federal government. The project is expected to be completed by 2012. Additionally during the third quarter of 2010, we were awarded a second grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total of this project is $4.4 million, of which 74% ($3.3 million) will be funded by a grant from the federal government. This project is expected to be completed in 2011. We are required to deposit 100% of our portion for both grants ($9.2 million) into pledged accounts in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals. Based on this structure, we are also required to fully fund the capital expenditures and later be reimbursed at milestone intervals for the portion of the award representing the grants from the federal government. Our senior credit agreement was amended to accommodate the terms and conditions of each of these grants, and the combined costs of $0.7 million related to the amendments were recorded in other income (expense) on the condensed consolidated statement of operations during the third quarter of 2010.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $10.0 million per quarter (beginning in the first quarter of 2010) plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments. The calculated excess cash flow for the three months ended September 30, 2010 was $4.0 million. This amount will be added to the restricted payment basket in the fourth quarter of 2010. Excess cash flow from the second quarter of 2010 was $3.1 million which was added to the basket in the third quarter of 2010. The balance of the basket as of September 30, 2010 was $36.6 million.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of September 30, 2010, we are in compliance with all of our debt covenants, and our ratios at September 30, 2010 are as follows:

	Actual	Covenant Requirement at September 30, 2010
Total debt outstanding to EBITDA	3.45	Not more than 4.00
Minimum interest coverage ratio	5.63	Not less than 3.00

During the nine months ended September 30, 2010, net cash provided by operating activities was approximately $123.2 million. Net income during this period was $37.3 million and we recognized $93.3 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $7.4 million. The principal changes in operating assets and liabilities from December 31, 2009 to September 30, 2010 were as follows: accounts receivable decreased by $1.2 million primarily due to improved collection experience; inventories and supplies decreased $4.7 million driven by a reduction in inventory from peak retail selling season levels at year-end as well as improved availability of handsets; other current assets increased $0.4 million related to increases in prepaid maintenance contract and rents; changes in income taxes decreased cash by $5.2 million due to net estimated tax payments which, due to the announced reinstatement of bonus depreciation after our third quarter estimated tax payment, resulted in a $9.4 million receivable at September 30, 2010; accounts payable decreased $2.2 million; and other current liabilities increased $4.7 million primarily related to deferred compensation, rebate and professional services accruals. Retirement benefit payments for the first nine months of 2010 were approximately $10.2 million which includes a $9.0 million pension plan funding.

During the nine months ended September 30, 2009, net cash provided by operating activities was approximately $145.5 million. Net income during this period was $49.7 million. We recognized $101.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $5.5 million. The principal changes in operating assets and liabilities from December 31, 2008 to September 30, 2009 were as follows: accounts receivable decreased by $5.7 million; inventories and supplies decreased $2.8 million; other current assets increased $2.4 million; changes in income taxes totaled $1.4 million; accounts payable decreased $2.1 million; and other current liabilities decreased $1.5 million. Retirement benefit payments for the first nine months of 2009 were approximately $9.6 million which includes a $9.0 million pension plan funding.

Our cash flows used in investing activities for the nine months ended September 30, 2010 were approximately $67.5 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $29.8 million related to our wireless business, including approximately $8.7 million of continued network coverage expansion and enhancements within our coverage area, approximately $9.8 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $11.3 million to support our existing networks and other business needs, (ii) approximately $30.3 million for added capacity to the Allegheny network infrastructure to support IP services and data demands, development of the IP core network, network expansion and customer success-based capital spending and recurring spending to sustain the network, and (iii) approximately $7.4 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences.

Our cash flows used in investing activities for the nine months ended September 30, 2009 were approximately $91.0 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $42.4 million related to our wireless business, including approximately $3.0 million of incremental capital expenditures related to our network upgrade to EV-DO, (ii) approximately $31.8 million related to our RLEC and Competitive Wireline businesses and (iii) approximately $16.9 million related to information technology and corporate expenditures.

We expect capital expenditures for 2010 to be in the range of $89 million to $92 million absent any unforeseen strategic growth opportunities which could increase capital expenditures above this range. Our capital expenditures associated with our wireless business are primarily for additional capacity needs, continued network coverage expansion and for coverage enhancements within our coverage area, and retail store upgrades. Our wireline capital expenditures are targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive Wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. Finally, we are making additional investments in web portal and other enhancements and upgrades to our information technology systems in support of growth and new service offerings and applications. We expect our capital expenditures relating to FiberNet to be $17 million to $19 million in 2011, inclusive of approximately $6 million relating to the FiberNet integration and network upgrades.

Net cash provided by financing activities for the nine months ended September 30, 2010 aggregated $82.1 million, which primarily represents the following:

•	$124.7 million proceeds from the issuance of long-term debt, net of original issue discount;

•	$3.4 million in debt issuance costs;

•	$5.1 million repayments on our First Lien Term Loan;

•	$34.9 million used for common stock cash dividends ($0.84 per share in the aggregate) paid on January 12, 2010, April 12, 2010 and July 14, 2010;

•	$1.0 million used for capital distributions to noncontrolling interests; and,

•	$1.9 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

Net cash used in financing activities for the nine months ended September 30, 2009 aggregated $33.6 million, which primarily represents the following:

•	$628.7 million in proceeds from the issuance of long-term debt, net of original issue discount;

•	$11.5 million in debt issuance costs;

•	$606.5 million used to repay our first lien term loan;

•	$9.3 million used to terminate our interest rate swap, inclusive of $2.3 million of accrued unpaid interest;

•	$33.0 million used for common stock cash dividends ($0.78 per share in the aggregate) paid on January 12, 2009, April 13, 2009 and July 13, 2009;

•	$1.9 million used for the repurchase of our common stock;

•	$0.7 million used to acquire a noncontrolling interest in the VA Alliance; and,

•	$0.6 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

On February 25, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share which was paid on April 12, 2010 to stockholders of record on March 12, 2010 and totaled $11.6 million. On April 30, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share which was paid on July 14, 2010 to stockholders of record on June 14, 2010 and totaled $11.7 million. On August 3, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share which was paid on October 14, 2010 to stockholders of record on September 14, 2010 and totaled $11.7 million. On November 2, 2010, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on January 14, 2011 to stockholders of record on December 14, 2010. As noted above, we intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of September 30, 2010, $753.3 million was outstanding under the First Lien Term Loan. As of September 30, 2010, NTELOS Inc. had a leverage ratio of 3.45:1.00 and an interest coverage ratio of 5.63:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 3.75% above either the Eurodollar rate or 2.00%, whichever is greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever is greater. We have other fixed rate, long-term debt in the form of capital leases totaling $1.8 million as of September 30, 2010.

In connection with the refinancing in August 2009, we terminated our $600 million interest rate swap agreement.

We have interest rate risk on borrowings under the First Lien Term Loan and we could be exposed to loss. During the second quarter of 2010, we amended our First Lien Term Loan to extend the date by which we must enter into a hedge agreement from May 4, 2010 to December 31, 2010.

At September 30, 2010, our financial assets included cash of $188.8 million. Other securities and investments totaled $1.2 million at September 30, 2010.

The following sensitivity analysis indicates the impact at September 30, 2010, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$747,772	$756,163	$774,494	$738,333
Capital lease obligations	1,817	1,817	1,998	1,635

A ten percent increase or decrease in interest rates would result in a change of $0.4 million in interest expense for the remainder of 2010, computed using the 2% LIBOR floor stipulated in our senior credit facility. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 2% plus 3.75%. Actual LIBOR rates at September 30, 2010 were well below 2% and thus, a 10% change in the actual LIBOR rate from the rate at September 30, 2010 would result in no change in interest expense in 2010.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The following policies are related to new policies adopted during the first nine months of 2010, existing policies that were changed during the first nine months of 2010 and new policies that were issued by the FASB during the first nine months of 2010 but will be adopted in a future reporting period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 20 to 35) in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the third quarter of 2010. As of September 30, 2010, the approximate dollar value of shares that may yet be purchased under the Plan is $23,073,534.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Purchase Agreement dated as of July 19, 2010 by and among Conversent Communications, Inc. and NTELOS Inc. and One Communications Corp.
10.2(2)	Joinder Agreement dated as of August 2, 2010 by and among NTELOS Inc. and JPMorgan Chase Bank, N.A.
10.3*	Amendment No. 2, dated as of August 10, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party hereto.
10.4*	Amendment No. 3, dated as of August 24, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party hereto.
31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).
31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).
32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed July 20, 2010.
(2)	Filed as an exhibit to Current Report on Form 8-K/A filed August 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 5, 2010	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President

Dated: November 5, 2010	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary