Form 10-K
period 2010-12-31
NTELOS HOLDINGS CORP
filed 2011-02-25
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 was $517,740,193 (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 41,974,118 shares of the registrant’s common stock outstanding as of the close of business on February 18, 2011.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2011 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

2010 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business.

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia, West Virginia, western Maryland, and central and western Pennsylvania. Our primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport, data services for Internet access and wide area networking, and IPTV-based video services.

We have three reportable business segments, which conduct the following principal activities:

•

Wireless –wireless digital PCS marketed through an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint Spectrum L.P, an indirect wholly owned subsidiary of Sprint Corporation (hereinafter collectively referred to as “Sprint Nextel”);

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

On December 7, 2010, our board of directors approved a proposed plan to create separate wireless and wireline businesses by spinning off the wireline business into a publicly traded company (hereinafter referred to as the “Proposed Business Separation”). Pursuant to the plan, the transaction will be structured as a tax free distribution of The New Wireline Company shares to stockholders of NTELOS Holdings Corp. at a time and exchange rate to be determined during the second half of 2011. Both companies are expected to be listed on the Nasdaq stock exchange. Consummation of the Proposed Business Separation is subject to final approval by the NTELOS Holdings Corp. board of directors. It also is subject to satisfaction of several conditions, including confirmation of the tax-free treatment, receipt of Nasdaq listing, Federal and State telecommunications regulatory approvals, and the filing and effectiveness of a registration statement on Form 10 with the Securities and Exchange Commission.

We conduct all of our business through our wholly-owned subsidiary NTELOS Inc. and its subsidiaries. Our principal executive offices are located at 401 Spring Lane, Suite 300, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-3500.

Wireless Business

Overview

Our wireless business operates a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Pennsylvania, Kentucky, Maryland, Ohio and North Carolina with a total covered population (“POPs”) of 5.8 million people. We began acquiring PCS spectrum in western Virginia and West Virginia in June 1995 and began operations in Virginia in late 1997 and in West Virginia in late 1998. We entered eastern Virginia in 2000. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our coverage includes the markets listed in the table below.

Virginia		West Virginia		Other
• Charlottesville	• Martinsville	• Beckley	• Huntington	• Ashland, KY
• Clifton Forge	• Richmond	• Bluefield	• Lewisburg	• Cumberland, MD
• Covington	• Roanoke	• Charleston	• Martinsburg	• Hagerstown, MD
• Danville	• Staunton	• Clarksburg	• Morgantown	• Outer Banks of NC
• Fredericksburg	• Tazewell	• Fairmont	• Parkersburg	• Portsmouth, OH
• Hampton Roads/Norfolk	• Waynesboro
• Harrisonburg	• Winchester
• Lynchburg

Spectrum Holdings

PCS

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. At December 31, 2010, we operated our CDMA network in 22 basic trading areas with licensed POPs of 8.0 million with an average spectrum depth of 23 MHz. We also hold licenses in seven additional basic trading areas which are currently classified as excess spectrum. The following table shows a breakdown of our 1900 MHz PCS spectrum position.

NTELOS’ Spectrum Position (POPs in thousands)

as of December 31, 2010

Basic Trading Area

Number	Name	PCS Spectrum Block	Licensed POPs (1)		Covered POPs (1)	MHz
Virginia East
156	Fredericksburg, VA	E	244.5		105.7	10
324	Norfolk, VA	B	1,866.9		1,635.7	20
374	Richmond, VA	B	1,498.1		1,131.9	20
374	Richmond, VA – Partitioned	B	48.4	(4)	—	30

	Subtotal		3,609.5		2,873.3	19	(2)

NTELOS’ Spectrum Position (POPs in thousands), Continued

as of December 31, 2010

Basic Trading Area

Number	Name	PCS Spectrum Block	Licensed POPs (1)	Covered POPs (1)	MHz
Virginia West
75	Charlottesville, VA	C	287.3	198.4	20
104	Danville, VA	B	161.2	109.9	30
179	Hagerstown, MD	E/F	488.1	346.8	20
183	Harrisonburg, VA	D/E	168.9	117.5	20
266	Lynchburg, VA	B	188.6	160.7	30
284	Martinsville, VA	B	89.5	63.3	30
376	Roanoke, VA	B	703.6	570.9	30
430	Staunton, VA	B	130.8	122.6	30
479	Winchester, VA	C	224.6	187.8	20
100	Cumberland, MD	C/D	165.2	78.1	20

	Subtotal		2,607.8	1,956.0	25	(2)

West Virginia
35	Beckley, WV	B	159.4	82.4	30
48	Bluefield, WV	B	153.9	77.4	30
73	Charleston, WV	A(3)/B	472.6	255.1	30
82	Clarksburg, VA	C/E	192.4	98.8	20
137	Fairmont, WV	C/F	56.3	41.1	40
197	Huntington, WV	B	366.4	231.4	30
306	Morgantown, WV	C/F	111.7	73.3	25
359	Portsmouth, OH	B	92.7	46.1	30
342	Parkersburg, WV-Marietta, OH	C	177.5	96.8	30

	Subtotal		1,782.9	1,002.4	29	(2)

	Total Operating Spectrum		8,000.2	5,831.7	23

Excess
471	Wheeling, WV	C	193.6	N/A	15
474	Williamson, WV – Pikeville, KY	B	167.7	N/A	30
23	Athens, OH	A	119.2	N/A	15
80	Chillicothe, OH	A	107.2	N/A	15
259	Logan, WV	B	35.1	N/A	30
487	Zanesville – Cambridge, OH	A	189.4	N/A	15
12	Altoona, PA	C	221.4	N/A	15

	Subtotal		1,033.6		18	(2)

	Total		9,033.8	5,831.7	23

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

This spectrum is intended to be used by mobile devices for mobile data, video and messaging services. The following table presents a breakdown of our AWS spectrum position at December 31, 2010.

Cellular Market Area

Number	Name	AWS Spectrum Block	Licensed POPs (in thousands) (1)	MHz
157	Roanoke, VA	A	257.5	20
203	Lynchburg, VA	A	188.7	20
683	Giles, VA	A	211.7	20
684	Bedford, VA	A	209.4	20
256	Charlottesville, VA	A	195.1	20
685	Bath, VA	A	63.7	20
686	Highland, VA	A	268.2	20

	Total		1,394.3	20

(1)	Source: Map Info: Custom Data, Population Current Year and Five Year USA By Block Group: U.S., SO215245

Other Spectrum

In addition to PCS and AWS spectrum, we hold a wireless communications service (“WCS”) license in Columbus, OH, Broadband Radio Service (“BRS”) licenses in western Virginia (BRS was formerly known as multichannel multipoint distribution service or “MMDS”) and local multipoint distribution service (“LMDS”) licenses in portions of Virginia, Kentucky, West Virginia and Maryland. With the exception of our BRS licenses, other spectrum is non-operational.

Wireless Retail Business

Overview

We offer wireless voice and data products and services to retail customers throughout our service area under the NTELOS brand name. We offer customers a variety of postpay and prepay plans which are positioned for customers interested in both extended coverage as well as those who primarily use their wireless phones in their home market. Our “Value” proposition targets value-conscious customers who want nationwide 3G network service and performance, a broad array of devices including smart phones, and local customer service at an affordable price. It also focuses on unlimited services that include nationwide coverage through our wholesale relationship with Sprint. In recent years, costs for voice roaming services on other carrier’s networks have decreased allowing NTELOS to provide national plans at competitive prices.

Our local customer service is supported by our three regional call centers, 73 company-owned retail locations and a full service Web portal which enhances the customer self-care experience. Advertising and marketing is geared towards attracting customers from other wireless carriers (“switchers”) who want a comparable value at a lower cost. Our focus has been on high-value postpay customers, data users and the higher end of the prepay market.

Certain of our prepay competitors, which include Straight Talk, Boost, Page Plus and Virgin Mobile, offer unlimited nationwide voice and text plans at aggressive price points, impacting our growth potential in subscribers and revenue. These competitors have access to a large number of points of distribution, including large “big box” retailers. To remain competitive with our prepaid product offerings, we introduced the FRAWG product late in the second quarter of 2009. FRAWG is a prepay service intended to address growing competition for prepay subscribers. FRAWG is a simple, low cost service that has a minimum number of plans, offers attractive features and provides regional or national unlimited coverage. This “no contract” offer requires a higher retail price on the handset in exchange for a variety of plans featuring competitive price points. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. During 2010, we increased pricing of the lower end FRAWG rate plans and added more features to target the higher end of the prepaid market.

Service Offerings

The chart below briefly describes the plans and provides a breakdown of subscribers as of December 31, 2010:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	306,769	71%

•     3G Nationwide Network

•     Affordable plans for families and individuals including Calling Circle functionality

•     Unlimited day, night and weekend calling from anywhere on the Company’s digital network and the Sprint wholesale network

•     Broad array of full featured handsets and smart phones, including such popular brands as Samsung, LG, BlackBerry, Motorola and Android

•     Affordable Anytime Upgrades

•     1- or 2-Year Service Agreement

•     Data service offerings include text and picture messaging, mobile broadband access through data cards and access to a wide array of applications, including games, ring tones and other mobile applications

•     Online Self Care

•     Overage Alerts and Surprise Charge Capping

Prepay	125,664	29%

•     Branded FRAWG plans in all markets

•     Other postpay-like plans with unlimited or buckets of minutes

•     Data service offerings include text and picture messaging, mobile broadband access and access to a wide array of applications, including games, ring tones and other mobile applications

•     Online Self Care

•     Flexible prepaid payment options include web, credit card, bank draft or cash

•	Postpay

•

Postpay plans continue to be our most popular service offerings and account for approximately 71% of our total wireless customers. Postpay service offerings include unlimited minute plans which offer customers unlimited day, night, and weekend calling from anywhere on our network. This popular family of rate plans may include nationwide long distance and nationwide roaming minutes, and certain plans may be shared for an additional fee.

•

Our Nationwide plans account for approximately 65% of our wireless postpay customers. The limited minute Family plans feature a generous number of minutes, nationwide long distance, no roaming charges, low overage charges and shared lines. The Unlimited Nations plans offer unlimited calling, nationwide long distance, and shared lines, and utilize the Sprint wholesale agreement.

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

•	Prepay - Pay in advance type plans represent approximately 29% of our total wireless customers and include the following separate categories of plans:

•

FRAWG. FRAWG represents approximately 80% of our wireless prepay customers and is positioned as an unlimited voice and text service on our network targeting credit-challenged consumers. Customers pay their monthly charges in advance by web, credit card, bank draft, or cash, thus eliminating credit checks and bad debt exposure. FRAWG customers can also prepay to have access to certain data features such as mobile broadband, text messaging, games and ringtones. In 2010, the FRAWG product name was expanded to all markets, and all of our prepay services are now sold as FRAWG.

•

Data Services. We extended smart phone, BlackBerry and data card offerings to our prepay customers in fourth quarter 2009 and first quarter 2010. In August 2009, we transitioned our prepay billing services from VeriSign to Convergys Information Management Group, Inc. (“Convergys”). The Convergys billing platform provides us new flexibility and capabilities for offering data services to our prepay customers.

Sales, Marketing and Customer Care

We target “switchers” and customers that are new to wireless by offering competitive plans in both the postpay and prepay segments, including customers interested in national 3G coverage and customers interested in unlimited local minutes. With our 3G network and relationship with Sprint, we are able to provide services to not only the consumer market, but also to small/medium enterprises as well as the education, municipal and medical markets.

Advertising is focused on building brand awareness, driving traffic to our retail locations, indirect agent locations, inside sales representatives and our website. Company-owned distribution is a key component of our wireless growth strategy, with supporting distribution from indirect agent locations which extend our wireless retail points of presence. The focus on company-owned distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2010, approximately 77% of gross additions were acquired through direct channels and, at December 31, 2010, we had 73 retail point of sale locations. During 2010, we relocated several Company-owned stores and we retrofitted certain other Company-owned stores with a focus on improving postpay distribution. We plan to continue these upgrades to our Company-owned locations in 2011. Our direct distribution is supplemented by two regional master agents and six dealer retail partners with over 308 locations. In June 2010, we introduced a master agent program through which we recruited experienced master agents, introduced the “exclusive retail program” which enhanced our brand positioning with additional branded retail locations and recruited experienced multi-unit retailers. We have plans to continue expanding our indirect distribution channel in 2011.

Our wireless customer care call centers are located in Waynesboro, Covington and Daleville, Virginia. We operate a single virtual call center, minimizing headcount and providing uniform customer service across our region. Business operations are supported by an integrated systems infrastructure. We provide customer care and operations representatives with incentives to up-sell additional products and features. Also, we utilize a retention team to focus on either renewing or maintaining our customers.

Our new web portal not only enhances the experience for our customers desiring self care, it also enables a fully integrated shopping cart allowing customers to purchase, add and change services.

Wireless Wholesale Business

We provide digital PCS services on a wholesale basis to other PCS providers, most notably Sprint through our Strategic Network Alliance. Under the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, and then subject to automatic three-year extensions unless the notice provisions are exercised. The Strategic Network Alliance covers all Sprint wireless customers in its western Virginia and West Virginia service area, including the following markets, which we refer to as the “Market”: Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. In addition to PCS services, the Strategic Network Alliance gives us exclusivity for all other CDMA services in the Market. We are also the exclusive provider of roaming/travel services in the Market to all Sprint PCS customers.

The Strategic Network Alliance specifies a series of rates for various types of services. The voice rate pricing under the agreement provides for volume discounts to provide incentives for the migration of additional traffic onto the network. The data rate pricing under the agreement reflects the recognition of the significant growth experience in data usage and anticipated growth from the introduction of higher speed data services as a result of network upgrades. The data rate pricing also provides incentives for the migration of additional traffic onto the network.

Specifically, there are separate rate structures for each of the PCS services to be provided as follows:

•	voice rate pricing tiers for Sprint home subscribers within the Market are reset semi-annually based on 60% of the change in Sprint’s retail voice revenue yield;

•

voice rate pricing for Sprint subscribers, Mobile Virtual Network Operators (“MVNO”), partners of Sprint and Sprint Network Managers, who use our network for voice service while traveling in the Market, is reset semi-annually based on 90% of Sprint’s retail voice revenue yield;

•	home data pricing is “per customer” for each Sprint PCS customer in the Market and the “per customer” amount is based upon 60% of Sprint’s national 3G and EV-DO data ARPU; and

•	data rate for each megabyte of data service consumed by Sprint travel subscribers and all Sprint MVNO customers within the Market is reset quarterly based on 90% of Sprint’s 3G and EV-DO data yield.

The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

In addition, Sprint pays us the greater of (i) $9.0 million per calendar month or (ii) any and all monthly usage charges associated with the use of the PCS services by Sprint customers within the Market. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Over the past 18 months, however, calculated revenues have continued to increase toward this minimum, and revenues from this contract exceeded the monthly minimum during the fourth quarter of 2010. Revenue from this contract is projected to increase in 2011.

The Strategic Network Alliance provides that the PCS service we provide to Sprint customers will be of a quality and clarity no worse than what we provide to our retail customers in similar rural markets. We have met all contractual build and network technology requirements under the Strategic Network Alliance and we are not required under the Strategic Network Alliance to make any future investment in any subsequent high speed data transfer technology or any other significant network upgrade requested by Sprint to support its customers unless mutually agreed upon. However, the agreement does provide that we must augment or expand our facilities, including implementing commercially reasonable network upgrades at our expense to provide the products and services supported by us as of the execution date of the agreement and to maintain compliance with performance specifications set forth in the agreement. Sprint must reimburse us for a proportional amount of the expenses incurred to comply with all future network obligations mandated by governmental authorities or new industry standards, such as mobile equipment identifiers.

The Strategic Network Alliance prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network that provides PCS services provided by us in the Market until 18 months prior to the termination of the agreement or renewals thereof. Sprint may request that we add coverage in an area within the Market that it does not currently serve. These requests have historically aligned with our retail expansion plans and accordingly were constructed. However, if we choose not to add coverage to our network, Sprint may construct its own cell sites or take such other action to provide geographic coverage in a portion of a market not served by us.

Network Technology

We have deployed 3G EV-DO Rev A (“EV-DO”) technology to 1,092 (or approximately 83%) of our total cell sites as of December 31, 2010 and 3G 1xRTT CDMA digital PCS technology to all of our remaining cell sites. EV-DO technology provides us with the technical ability to support high-speed mobile wireless data services.

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

Cell Sites

As of December 31, 2010, we had 1,313 cell sites in operation, of which 22 were repeaters. We own 110 of these cell sites and lease the remaining 1,203 (approximately 92%). Of our total cell sites, 1,092 are EV-DO capable and the remaining 221 are 1xRTT data capable. Of the leased cell sites, 511 (approximately 42%) are installed on facilities owned by Crown Communications and American Tower. We entered into master lease agreements with Crown Communications in 2000 and 2001. These master lease agreements had initial 5-year lease terms and the leases which would have expired in 2010 were renewed for the third of four 5-year lease terms in 2010. We expect to renew the master lease agreements which will expire in 2011 for the third of four 5-year lease terms. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. These master agreements with Crown Communications and American Tower contain additional options to renew.

Network Performance

We set high network performance standards and continually monitor network quality metrics, including dropped call rates and blocked call rates. For the year ended December 31, 2010, network performance has averaged a dropped call rate of less than 1% and an average bouncing busy hour blocked call rate of less than 0.1%. We currently exceed Sprint’s network performance standards, as established in the agreement, in the regions underlying the Strategic Network Alliance.

Wireline Business

Overview

The wireline business is a regional fiber based network provider in the Mid-Atlantic region. We serve carriers, business and residential customers using an on-net strategy over a dense fiber network and we offer data, IP services and voice services. The wireline business has a history of disciplined spending, innovation and exceptional customer service with roots based in a traditional RLEC dating back to 1897. Following an “edge–out” strategy, we have expanded from our base in rural western Virginia to a six state region including western Virginia, West Virginia, and portions of central and southwest Pennsylvania, Maryland, Ohio, and Kentucky. Our strategy is to be the first to offer technology and services desired by large enterprise organizations in our regional markets. Our tradition of service and innovation has allowed the wireline business to develop a diversified portfolio of products serving carriers with needs for transport and fiber to the cell site as well as regional enterprise customers seeking high quality data and IP services and interconnection to the data centers in the region.

The business operates as two units: a Competitive network service provider and a traditional RLEC. The Competitive Wireline segment includes the sale of data, internet, wholesale carriers’ carrier network and traditional voice service. We market and sell data transport, IP-based services and voice services almost exclusively to business and carrier customers. The RLEC includes service to rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. The RLEC includes an Alcatel-Lucent 5ESS digital switch in Waynesboro serving as a tandem.

We have grown from a RLEC to a regional carrier through a combination of organic growth and acquisitions. We have experienced increasing demand for IP-based services, connection to major data centers and carrier transport services over the past several years. In response to this demand, we have both internally expanded our capacity and we have pursued a related acquisition strategy. In pursuit of this strategy, late in 2009 we acquired and completed the integration of an approximately 2,200 fiber route-mile network and customer base from Allegheny Energy, Inc. and acquired fiber with new routes in western Pennsylvania and across northern West Virginia. Additionally, on December 1, 2010 we closed on the acquisition of the FiberNet business from Conversent Communications, Inc., a wholly owned subsidiary of One Communications Corp. (“OCC”). The organic growth and the two acquisitions are contiguous and offer a dense high quality network.

Wireline Operations

RLEC

Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of December 31, 2010, we operated approximately 35,400 RLEC telephone access lines. In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% ($8 million) will be funded by a grant from the federal government. The project is expected to be completed in 2012.

Competitive Wireline

The Competitive Wireline segment was launched in 1998 offering voice service but now focuses on data and IP based services. Today, the Competitive business currently serves more than 30 areas in Virginia, West Virginia, Pennsylvania and Maryland over an approximately 5,800 route-mile fiber network. We market and sell data transport, IP-based services and voice services almost exclusively to business and carrier customers. As of December 31, 2010, excluding FiberNet, we had approximately 49,300 CLEC lines and approximately 25,800 broadband network connections in service, virtually all of which were business lines. Additionally, FiberNet, which we acquired on December 1, 2010, had approximately 85,000 access lines and approximately 7,200 broadband network connections in service at December 31, 2010. We also finished the year with over 98% broadband capability in our RLEC markets.

The Competitive Wireline operations are based on an “edge-out” strategy that seeks to take advantage of our fiber network and established RLEC back-office systems in order to deliver a high incremental return on investment to our core wireline business. Technicians, vehicles, operations and support systems, network planning and engineering, billing and core network assets are shared between the wireline segments.

In addition to utilizing a successful “edge-out” strategy, our Competitive Wireline business has also benefited from a commitment to an “on-net” access strategy for a true facilities-based approach. We have been careful in our decision to expand the Competitive Wireline network and generally require proven customer demand before we make such investment decisions. In addition to the higher-margin revenues that are characteristic of on-net expansion, we have also been able to deliver other competitive services such as high-bandwidth internet access and Metro Ethernet transport services as a direct result of on-net connectivity growth. Our dedication to the facilities-based strategy, combined with our commitment to customer service, has proven successful in attracting large customers in key vertical markets. Specifically, the education, healthcare, financial, and government sectors have been particularly receptive to our Competitive Wireline business model.

Through our wholesale carriers’ carrier network, we offer other carriers access to our approximately 5,800 route-mile fiber network which provides connectivity to regional cities, carrier switches and cell sites across the Mid-Atlantic region. We sell backhaul services to major wireline and wireless carriers including connectivity to cell sites located near our fiber network in our Competitive Wireline and RLEC markets. Through interconnections with other regional fiber networks, we are able to extend our network east to Richmond, Virginia and south to areas in north central North Carolina.

Commencing in late 2007, we began introducing NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access currently at speeds up to 20 megabits per second. At December 31, 2010, we had approximately 2,800 video customers and passed approximately 11,100 homes with fiber. Revenues from the broadband and video products are included in the Competitive Wireline segment.

Products and Services

We offer a wide variety of voice services to our RLEC and Competitive Wireline customers, including:

Voice Service	• Business and residential telephone service

Primary Rate ISDN Services	• High capacity connections between customers’ PBX equipment and public switched telephone network

Long Distance Service	• Domestic and international long distance services to RLEC and CLEC customers

Calling Features	• Call waiting

• Caller ID

• Voice mail (can be integrated with our wireless PCS service)

In addition to traditional voice services, we provide broadband and data services including:

High-Speed DSL Access	• DSL technology that enables a customer to receive high-speed internet access through a copper telephone line at speeds of 6 Mbps

Broadband XL	• High speed internet access over fiber-to-the-home connectivity available to residential customers in portions of our RLEC markets at speeds from 10 to 20 Mbps

Video

•     IPTV-based video services with 300 channels, including 67 high definition, and video-on-demand and DVR capability

•     Available in new subdivisions and overbuild areas within the RLEC and in one area in each of Lynchburg, Harrisonburg and Staunton, VA

•     Powered by Microsoft Mediaroom IPTV platform

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

• Speed ranging from 1.5 Mbps to 1 Gbps

IP Services

•     IP-enabled product offerings that combine voice and data services over a dedicated broadband facility utilizing VOIP protocols

•     Allows customers to dynamically allocate bandwidth to maximize voice and data transmissions

•     Enables advanced features such as simultaneous ring, remote office, business continuity and fixed mobile convergence

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

We have three areas of focus within the customer base: RLEC residential and small business service, mid-size and larger regional businesses within the RLEC and Competitive Wireline edge-out areas, and wholesale transport following a carrier’s carrier strategy for regional and national carriers. In RLEC residential and small business, we focus our marketing efforts on selling bundles of services and higher revenue-generating services to maximize penetration, average monthly revenues-per-unit-in-service (“ARPU”) and retention. We have an inside sales and customer service team that works to retain customers and offer additional revenue-generating services, including residential and small business voice, broadband and IPTV services. We also have a special team of service professionals focus on proactively contacting customers near renewal dates and working to retain customers who call in to discontinue service. For mid-size and regional firms, we offer voice, basic and high capacity broadband data services and advanced IP-based services, including Metro Ethernet. We retain account executives to cultivate relationships with these customers to meet their integrated communications needs and provide state of the art communication and network solutions. We strive to drive scale for on-net connectivity to tightly control service quality and maximize the return on our network investments. The wholesale business offers services to regional and national carriers and is supported by a dedicated channel team and the Valley Network Partnership (“ValleyNet”) resources.

Plant and Equipment

Our wireline network includes two Alcatel-Lucent 5ESS digital switches, which provide end-office functions for both the RLEC and Competitive Wireline businesses in Virginia. Our Waynesboro, Virginia switch also acts as an access tandem for our RLEC and Competitive Wireline segments and portions of our wireless and other carriers’ traffic. Another Alcatel-Lucent 5ESS digital switches are located in Charleston, West Virginia, supports the Competitive Wireline business in West Virginia. We have seven remote switching modules deployed throughout our RLEC territory and three more supporting our Competitive Wireline areas. VITAL, a company for which we serve as the managing partner, acts as a regional node on TNS’s nationwide SS7 network using a pair of Tekelec signal transfer points located on our premises.

We use Alcatel-Lucent, Tellabs, Adtran and Cisco digital loop carriers and Digital Subscriber Line Access Multiplexer throughout our RLEC and Competitive Wireline access network to provide voice and broadband access services. Our centralized network operations center monitors wireline, wireless and data networks on a continuous basis using IBM and Reachview network management systems. We provide native Ethernet data services via our 10Gig core Cisco Systems, Inc. data network and IP-enabled voice services using soft switches from Cisco Systems, Inc. and Metaswitch. Enhanced IP services are delivered via feature servers provided from Broadsoft. We have also deployed a Head-End utilizing a combination of Tandberg, Cisco and Motorola hardware and we utilize Microsoft’s Mediaroom software to deliver IPTV-based video services.

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

Wireless

We compete in our territory with both digital and analog service providers. Several nationwide carriers compete in our territory, including Sprint and its affiliates, Verizon Wireless, AT&T Wireless, T-Mobile and U.S. Cellular, and reseller/affiliates of some of these companies. These competitors have financial resources, marketing resources, brand awareness, and customer bases significantly greater than ours. Many of these major operators are in the midst of a 3G+ and 4G deployment as demand for higher speeds increase. We expect these competitors will continue to build and upgrade their own networks in areas in which we operate. In January 2010, Verizon Wireless and AT&T Wireless discounted their rates on a nationwide unlimited voice plan. This move creates additional competitive pressure in retaining high-value customers and on our ability to attract switchers. As previously noted in the Wireless overview section, competition in the prepay market space has greatly intensified, particularly with the nationwide unlimited plan offerings with aggressive pricing and a significant increase in points of distribution and advertising. We also face competition from resellers, which provide wireless service to customers but do not hold FCC licenses or own facilities. These competitors include, but are not limited to, Boost, Straight Talk, Page Plus, Virgin Mobile, TracFone, and Net10. Finally, we may see 4G broadband data-only competition from companies like Clearwire. We try to differentiate ourselves from our competitors by offering high value products and plans, high quality network performance and by providing best-in-class customer service and retail support through our local community presence.

Wireline

Several factors have resulted in increased competition in the landline telephone market, including:

•	expansion of wireless networks and pricing plans which offer very high usage at a fixed cost, resulting in wireless substitution;

•	IP-based voice and data services offered by incumbent cable companies;

•	technological advances in the transmission of voice, data and video;

•	development of fiber optics, wireless data, and IP technology; and

•	legislation and regulations, including the Telecommunications Act of 1996, designed to promote competition.

As the RLEC for Waynesboro, Clifton Forge, Covington and portions of Alleghany, Augusta and Botetourt Counties, Virginia, we have competition from cable companies and are subject to competition from wireless carriers. A portion of the residential customers moving into our service area do not purchase landline phone service. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets. Voice over Internet Protocol (“VoIP”) based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections). To attempt to minimize the impact of competition in the RLEC markets, we offer fiber to the home and a variety of bundled services for broadband, voice and video. In addition, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia with expected completion in 2012.

The regulatory environment governing RLEC operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Our Competitive Wireline operations compete primarily with incumbent local exchange carriers (“ILECs”), Incumbent Multiple System Operators or cable operators, and to a lesser extent other CLECs. We also face competition from potential future market entrants. To maintain the competitive position and grow, we position our self as a leading edge provider with a full portfolio of broadband and IP-based services and the theme that our “technology comes with people”.

The internet industry is characterized by the absence of significant barriers to entry and the rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable, and wireless access. Our competition includes:

•	local, regional and national internet service providers such as AT&T, Level 3, Verizon, Zayo, KDL, Frontier and CenturyLink;

•	cable modem services offered by incumbent cable providers such as Comcast, Shenandoah Telecommunications, Cox, and Suddenlink;

•	wireless providers offering services based on EV-DO, Worldwide Interoperability for Microwave Access (“Wi-Max”) or other technologies; and

•	small local providers in Southside and Southwest Virginia enabled by the Virginia Tobacco Commission investment in fiber optic infrastructure.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from, raising our fees.

Employees

As of December 31, 2010, we employed 1,445 full-time and 155 part-time persons. Of these employees, 71 are covered by a collective bargaining agreement for a portion of our wireline operation. This agreement expires June 30, 2011. We believe that we have good relations with our employees.

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

Our wireless and wireline operations are subject to various federal and state laws intended to protect the privacy of customers who subscribe to our services. The FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers and that govern procedures for release of such information. On November 1, 2008, the Federal Trade Commission’s “Red Flag” rules went into effect and the Federal Trade Commission began to enforce those rules on December 31, 2010. Among other requirements, the Red Flag Rules require that companies develop and implement written Identity Theft Prevention programs. The Federal Trade Commission is considering additional regulations governing on-line behavioral marketing and consumer privacy. Congress, federal agencies and states also are considering imposing additional requirements on entities that possess consumer information to protect the privacy of consumers.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. Between 2005 and 2009, we applied for and were granted renewal of all of our PCS licenses.

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

911 Services. The FCC requires CMRS carriers to make available emergency 911 services to subscribers, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. On January 18, 2011, new FCC rules took effect that require NTELOS and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These new rules reflect a general consensus between the wireless industry and the public safety community.

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

Roaming. In 2007, the FCC adopted a requirement that wireless carriers permit other wireless carriers’ customers to “roam” on their systems. In an order adopted on April 21, 2010, the FCC extended this requirement for voice services roaming to apply in markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such a market. The FCC has sought additional comment on the possibility of extending roaming requirements to data roaming, including wireless broadband data services.

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

Access Charges. The FCC regulates the prices that ILECs and CLECs charge for access to their local telephone networks in originating or terminating interstate transmissions for long distance carriers. These access charges are paid by traditional long distance carriers, but are not paid at this time by VoIP providers although the FCC is considering whether to assess access charges on VoIP providers.

The FCC has reformed and continues to reform the structure of the federal access charge system. The FCC has active proceedings addressing access and other intercarrier payments. On February 9, 2011, the Federal Communications Commission (the “FCC”) released a Notice of Proposed Rulemaking (“NPRM”) requesting comment on its proposal for a thorough overhaul of both the Universal Service Fund (“USF”) distribution mechanism and intercarrier compensation at the federal, state, and local level. Under the FCC proposal, USF distribution would be shifted from voice to broadband. The FCC also proposes that intercarrier compensation rates be reduced or eliminated entirely over time, and distinctions between interstate, intrastate and local traffic also be reduced or eliminated. Finally, the FCC also proposes to address on a faster track three pressing intercarrier compensation issues: phantom traffic, access charges for VoIP traffic, and access stimulation.

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

Congress and the FCC from time to time consider major changes to the universal service rules that could affect us. On February 9, 2011, the FCC adopted a notice of proposed rulemaking and further notice of proposed rulemaking that would replace the current Universal Service Fund with a Connect America Fund (“CAF”) that will be focused on bringing broadband service to rural America. Under the FCC proposal, reverse auctions will be used initially to help bring broadband service to unserved areas. The FCC’s rulemaking outlines a slow transition under which universal service funding would gradually move to the CAF while some monies would still be used to support voice services.

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

Net Neutrality. There has been legislative and regulatory interest in adopting so-called “net neutrality” requirements for broadband Internet access providers. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management techniques. On December 23, 2010, the FCC adopted “net neutrality” rules requiring fixed and mobile broadband Internet service providers (ISPs) to be transparent about their service terms, service performance, and network management practices; prohibiting fixed broadband ISPs from blocking lawful content, applications, services, or nonharmful devices, except as required for reasonable network management; prohibiting mobile broadband ISPs from blocking lawful websites or applications that compete with their voice and video services; and prohibiting fixed broadband ISPs from engaging in unreasonable discrimination with respect to the transmission of Internet traffic. These net neutrality rules are the subject of an appeal in the federal courts.

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

Intercarrier compensation includes regulated interstate and intrastate switched access charges that we, other ILECs, CLECs and wireless service providers receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state public utility commissions, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates. In its 2010 session, the Virginia General Assembly enacted legislation requiring all Virginia local exchange carriers to eliminate carrier common line charges from their interstate access charges paid by long distance carriers. For NTELOS’ two ILECs, the Virginia State Corporation Commission must approve the schedule for reducing and eliminating these charges. The Virginia SCC Staff has recommended a schedule that would begin reductions on January 1, 2012 and complete the elimination of carrier common line charges by January 1, 2015.

In Virginia and West Virginia, CLECs’ intrastate switched access charges are capped at the higher of the CLEC’s interstate switched access charge or the intrastate switched access charge of the ILEC (or the average of all ILECs) providing service in the territory served by the CLEC. The Telecommunications Act preempts state statutes and regulations that restrict entry into the telecommunications market. As a result, we can provide the full range of competitive intrastate local and long distance services in all states in which we currently operate and in any states into which we may expand. We are certificated as a CLEC in Virginia, West Virginia, Pennsylvania, Maryland, Ohio, and Kentucky. Although we file tariffs covering our CLEC services, our rates for such CLEC services generally fluctuate based on market conditions.

Local Government Authorizations. Certain governmental authorities require permits to open streets for construction and/or franchises to install or expand facilities. Video franchises are also required for our video services. We obtain such permits and franchises as required.

The 2006 Virginia Cable Act provides for “negotiated” CATV franchises and “ordinance” CATV franchises. All new entrants must first attempt to negotiate a cable franchise with a locality. Should the negotiations not result in the granting of a franchise during a 45-day negotiation period, the applicant can elect to accept a default ordinance cable franchise that authorizes the applicant to begin offering CATV services 75 days after the initial negotiated franchise request, subject to the applicant abiding by certain requirements set forth in the statute. In September of 2006, we obtained a negotiated franchise in Waynesboro and an ordinance franchise in Botetourt County. Augusta County does not have a franchise requirement and, accordingly, we did not need to obtain a franchise prior to offering video services in Augusta County. In October of 2007, we obtained a negotiated franchise in Lynchburg, Virginia for a new mixed-use residential development called Cornerstone. On January 12, 2009, we requested a negotiated franchise in Harrisonburg, Virginia for a residential development called Liberty Square, but Harrisonburg has failed to act on that request. In 2010, we obtained video franchises from Alleghany County, Covington, Clifton Forge, and Iron Gate.

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

Risks Relating to Our Business

Failure to complete the business separation in an orderly fashion as currently structured could adversely affect our ability to achieve our operating results and objectives.

On December 7, 2010 our board of directors approved a plan to separate our wireless and wireline businesses into two publicly traded companies. Consummation of the separation transaction is subject to final approval by the NTELOS Holdings Corp. board of directors. It also is subject to satisfaction of several conditions, including confirmation of the tax-free treatment, receipt of NASDAQ listing, Federal and State telecommunications regulatory approvals, and the filing and effectiveness of a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”). Our inability to satisfy any one of these conditions could prevent us from completing the separation.

In addition, there are significant operational and technical challenges that need to be addressed in order to separate the assets and operations of the wireline business from the rest of our business. The separation will require the creation of a new publicly traded company with a capital structure appropriate for that company, including the incurrence of at least $300 million indebtedness for the new company to permit us to reduce our current long-term debt by an amount sufficient to reduce out leverage ratio to not greater than 3.25 to 1. The separation also will require the creation and staffing of operational and corporate functional groups and the establishment of ongoing commercial arrangements and transition services arrangements between the separate entities. The spin-off will result in additional expenses and demand a significant amount of management’s time and effort which may divert them from other business concerns. These and other difficulties associated with the separation may lead to potential adverse effects on operating results. Additionally, the separation may not result in the benefits we anticipate or these benefits may be outweighed by dis-synergies, especially if these dis-synergies are greater than originally anticipated.

We may not realize the expected benefits of our acquisition of the FiberNet business because of integration difficulties and other significant challenges.

The expected benefits from our acquisition of the FiberNet business will depend, in part, on our ability to efficiently integrate the FiberNet business with our existing businesses. The integration process may be time-consuming. The difficulties of integrating the operations of the FiberNet business present a number of risks, including, but not limited to, risks of: incorrect assumptions regarding the future results of operations, expected cost reductions or other synergies expected to be realized as a result of the acquisition of the FiberNet business; failure to integrate the operations or management of operations or assets successfully and timely and to retain key personnel and customers; diversion of management’s attention from existing operations or other priorities; and the assumption of or otherwise becoming subject to unanticipated liabilities, losses or costs.

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

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•

rapid development and introduction of new technologies and services, such as VoIP, location-based services such as GPS mapping technology and high speed data services, including streaming video, mobile gaming and other applications that use EV-DO, Wi-Max, Long Term Evolution technology (“LTE”), or other technologies;

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

Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. The FCC has active proceedings addressing access and other intercarrier payments. Pursuant to legislation passed in 2010 by the Virginia General Assembly, the Virginia State Corporation Commission is conducting a proceeding to reduce the intrastate access charges of Virginia incumbent local exchange carriers by eliminating the carrier common line charge. Further intercarrier compensation reform could result in significant decreases in the access charge revenues received by our rural telephone companies. Future reductions in access revenues will directly affect our profitability and cash flows. While we expect that the FCC would allow these changes to occur over some transition period and would permit our rural telephone companies to offset the impact of reduced revenues with increased subscriber line charges and USF payments, it is unknown whether all or only a portion of the access revenues would be so recovered. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, would not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict.

Adverse economic conditions may harm our business.

Economic conditions may remain depressed for the foreseeable future. Unfavorable economic conditions, including the recession and recent disruptions to the credit and financial markets, could cause customers to slow spending. If demand for our services decreases, our revenues would be adversely affected and churn may increase. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased. Any of the above could have a material effect on our business, financial position, results of operations and cash flows.

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

As of December 31, 2010, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $749.2 million. Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

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

We cannot assure you that those covenants will not adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the NTELOS Inc. senior secured credit facility. If a default occurs, our indebtedness under the NTELOS Inc. senior secured credit facility could be declared immediately due and payable. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our indebtedness, at or prior to maturity, or enter into additional agreements for senior indebtedness. As previously noted, the proposed business separation will require the creation of a new publicly traded company. Our senior credit facility allows for the separation but requires that our leverage ratio be no higher than 3.25 to 1 at the time of the spinoff. Therefore, we will need to raise sufficient debt for the spun off entity in order that a dividend can be paid to NTELOS in an amount sufficient to pay down our existing debt to reach this required leverage ratio.

We will require a significant amount of cash, which may not be available to us, to service our debt and fund our other liquidity needs.

Our total debt outstanding, including capital lease obligations, as of December 31, 2010 is $749.2 million. The aggregate maturities of our long-term debt based on the contractual terms of the instruments are $8.6 million in 2011, $8.4 million in 2012, $8.3 million in 2013, $8.0 million in 2014, $721.2 million in 2015 and $0.1 million thereafter. Our ability to make payments on, or to refinance or repay, our debt, fund planned capital expenditures, pay quarterly cash dividends and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. senior secured credit facility or otherwise, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs.

NTELOS Inc.’s senior secured credit facility could restrict our ability to do some of these things. If we are forced to pursue any of the above options under distressed conditions, our business could be adversely affected.

Any significant impairment of our goodwill or intangible assets would lead to a decrease in our assets and a reduction in net operating performance.

As of December 31, 2010, we had goodwill and other intangible assets of approximately $443 million (approximately 39% of total assets), inclusive of approximately $114 million of goodwill and other intangibles from the acquisition of FiberNet and approximately $132 million of radio spectrum licenses. If there are regulatory or operating changes to our business, we may be forced to record an impairment charge, which would lead to a decrease in the company’s assets and reduction in net income. We test goodwill and other indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite lived intangible asset and the implied fair value of the asset in the period in which the determination is made. The testing of goodwill and indefinite lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an impairment charge.

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

We operate in a very competitive environment. Our wireless business faces intense competition from other wireless providers, including Verizon Wireless, T-Mobile, AT&T Wireless, U.S. Cellular and Sprint, and prepay resellers, including Boost, Straight Talk, Page Plus, Virgin Mobile, TracFone, and Net10. Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Some of the carriers with which we compete provide wireless services using cellular frequencies in the 800 MHz band and in the future will use 700 MHz frequencies that were recently auctioned by the FCC. These frequencies enjoy propagation advantages over the PCS and AWS spectrum we currently hold, which may cause us to have to spend more capital than our competitors to achieve the same coverage.

The majority of our competitors have substantially greater financial, technical and marketing resources than we have. These competitors may have greater name recognition and more established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. Two of our national wireless competitors acquired a significant portion of the 700 MHz spectrum recently auctioned by the FCC. The national wireless carriers in many instances on average have more spectrum in each of our licensed areas than we do. We may not be able to obtain additional spectrum and thus may be unable to offer future developed services which utilize PCS spectrum or offer services developed for other specific spectrum as a result of not having as much spectrum, or as much spectrum in specific bands, as our competitors do. In addition, the national carriers have distribution with “big box” retailers and exclusive partners.

In addition, each of the four largest wireless carriers offers handsets for which that carrier has the exclusive right to provide customers. We do not have exclusivity for any handset that we provide to our customers and are unable to provide the handsets that are available exclusively from other carriers, including the iPhone which was available exclusively to AT&T until the first quarter of 2011 and currently is available only to AT&T and Verizon. We do not know if or when we may be able to offer this handset. Due to this and other handset exclusivity, we may be unable to attract some new customers, and we may lose existing customers Additionally, to the extent there is a shortage issue related to a popular handset model in our lineup, we may not receive the same level of support from the suppliers as carriers with significantly higher buying power.

Over the last three years, the per-minute rate for wireless services has declined. Competition and market saturation may cause the prices for wireless products and services to continue to decline in the future. As per-minute rates continue to decline, our revenues and cash flows may be adversely impacted.

The effect of aggregate penetration of wireless services in all markets, including our markets, has made it increasingly difficult to attract new customers and retain existing ones. Competition in the wireless prepay market changed dramatically in 2009. Whereas our prepay competitive position was largely uncontested prior to last year, during 2009, a number of large wireless competitors, including Boost, TracFone, Straight Talk, Virgin, T-Mobile and Page Plus, entered the prepaid market. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market intensified during the fourth quarter of 2009, with the introduction of a number of prepaid unlimited nationwide plans for less than $50 per month. We also continue to face risks to our competitive “Value” position in the postpay market, including through the introduction in January 2010 of reduced price nationwide unlimited voice plans by competitors such as AT&T, Verizon and US Cellular. As a result of increased competition, we anticipate that the price per minute for wireless voice services will continue to decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase. Our ability to continue to compete effectively will depend upon our ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions and competitors’ pricing strategies. Failure to successfully market our products and services or to adequately and timely respond to competitive factors could reduce our market share or adversely affect our revenue or net income. In the current wireless market, our competitiveness also depends on our ability to offer nationwide unlimited voice, text and data plans to “switchers” as well as our existing customers. NTELOS relies on roaming agreements with other wireless carriers to provide service in areas not covered by our network. These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. If NTELOS is unable to maintain or renew these agreements, our ability to continue to provide competitive regional and nationwide wireless service to our customers could be impaired. The FCC has sought additional comment on the possibility of extending roaming requirements to data roaming, including wireless broadband data services. However, if roaming requirements are not extended to data roaming and if we are unable to negotiate roaming agreements for roaming on 4G networks, we may be at a significant competitive disadvantage when 4G applications become more widespread.

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

The loss of our largest customer, Sprint, or a decrease in its usage may result in lower revenues or higher expenses.

Sprint accounted for approximately 22% of our operating revenues for the year ended December 31, 2010. If we were to lose Sprint as a customer or if Sprint became financially unable to pay our charges, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results. Additionally, if Sprint’s financial condition should worsen in a material manner, our business would suffer material adverse consequences which could include termination or revision of our Strategic Network Alliance. Migration by Sprint of customers to non-CDMA technology could result in a decline in the usage of our network by Sprint and could cause an adverse impact on our business, financial condition and operating results.

A decline in Sprint’s subscriber base could have an adverse effect on its long-term growth, financial condition and strategic direction, which could, in turn, have an adverse effect on our wireless wholesale revenues under the Strategic Network Alliance.

The pricing arrangement under our Strategic Network Alliance with Sprint may fluctuate which could result in lower revenues or a decline in the historical growth of our wholesale wireless revenues.

Under the Strategic Network Alliance, our wholesale revenues are the greater of $9.0 million per month or the revenues derived based on voice and data usage by Sprint of our network priced at the applicable rates and terms for each of the services categories. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Revenues from this contract exceeded the monthly minimum during the fourth quarter of 2010. All of the rate elements generally fluctuate for the periods specified for each service under the agreement under a formula tied to a national wireless retail customer revenue yield and a national retail data revenue yield. Sprint prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint customers. Accordingly, our wholesale revenues could decline from the fourth quarter 2010 levels and could be reduced to the $9.0 million minimum in future periods which would impact our long term profitability.

If the roaming rates we pay for our customers’ usage of third-party networks increase, our operating results may decline.

Many of our competitors have national networks which enable them to more economically offer roaming and long-distance telephone services to their subscribers. We do not have a national network, and we must pay other carriers a per-minute charge for carrying roaming and long-distance calls made by our subscribers. To remain competitive, we absorb a substantial portion of the roaming and long-distance charges without increasing the prices we charge to our subscribers. We have entered into roaming agreements with other communications providers that govern the roaming rates that we are required to pay. As the wireless industry consolidates, our ability to replicate our roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time and may become more difficult. The roaming agreements do not cover all geographic areas where our customers may seek service when they travel and a number of the roaming agreements may be terminated on relatively short notice and may not be renewed in the future. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates they charge to other roaming partners. We may also be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. Any future renewal also may not include roaming for data services. In addition, under the terms of our Strategic Network Alliance, we have favorable roaming rates with Sprint. If these roaming agreements are terminated, the roaming rates that we are charged may increase and, accordingly, our cash flow and operating results may decline.

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

Our largest competitors and Sprint may build networks in our markets or use alternative suppliers, which may result in decreased revenues and severe price-based competition.

Our current roaming partners, larger wireless providers and Sprint ultimately may build their own wireless networks in our service areas or obtain roaming services from alternative sources. In addition to controlling the iDEN network as a result of the acquisition of Nextel Partners, Sprint controls 10 MHz of spectrum within our service territory in the 1900 MHz PCS band. While the terms of our agreement generally prohibit Sprint Spectrum L.P. from directly or indirectly commencing construction of, contracting for or launching its own CDMA network in the Strategic Network Alliance service area until 18 months prior to termination of the agreement, the initial term of which ends on July 31, 2015, it would adversely affect our revenues and operating results if Sprint or another wireless provider were to do so. Should this occur, use of our networks would decrease and our roaming and/or wholesale revenues would be adversely affected. Once a digital wireless system is built, there are only marginal costs to carrying an additional call, so a larger number of facility-based competitors in our service areas could stimulate significant price competition, as has occurred in many areas in the U.S., with a resulting reduction in our revenues and operating results.

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

In an effort to keep pace with the industry, over the past three years we have deployed EV-DO at approximately 83% of our cell sites. EV-DO is third generation technology (3G) specifically designed to support faster wireless data rates. EV-DO supports peak data rates of 3.1 Mbps on the downlink and 1.8 Mbps on the reverse link. As we were deploying EV-DO, operators such as Verizon Wireless and Sprint were already detailing their plans to deploy next generation technology (fourth generation, or 4G). Verizon Wireless has selected LTE, a form of wireless broadband with the potential for significantly higher speeds than EV-DO, as its 4G technology choice and has aggressively started deploying this technology. Verizon Wireless recently announced plans to launch 25 to 30 major markets by the end of 2010 and will likely have substantial 4G coverage by the end of 2013. Clearwire, which Sprint has a substantial investment in, has commercially deployed Wi-Max as its 4G technology choice. Additionally, femtocells have been introduced by national carriers in recent years. Femtocells are mini-cell sites that are portable, require a broadband connection and can be located in a home or office, thus improving wireless in-building coverage.

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

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with regulatory requirements, such as Enhanced 911 (“E911”), and CALEA and the customer privacy mandates of the Customer Proprietary Network Information (“CPNI”) rules. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties. On January 18, 2011, new FCC rules took effect that require NTELOS and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These new rules reflect a general consensus between the wireless industry and the public safety community.

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

As of December 31, 2010, approximately 92% of our base stations were installed on leased cell site facilities, with approximately 42% of the leased facilities installed on facilities owned by American Tower and Crown Communications. A large portion of these cell sites are leased from a small number of large cell site companies, including American Tower and Crown Communications, pursuant to master agreements that govern the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all. If any of the cell site leasing companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

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

As the rural local telephone companies for the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt Counties, Virginia, we currently compete with a number of different providers, many of which are unregulated or less heavily regulated than we are. Our rural telephone company subsidiaries qualify as rural local telephone companies under the Telecommunications Act and are, therefore, exempt from many of the most burdensome obligations to facilitate the development of competition, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Telecommunications Act places on larger carriers. Nevertheless, our rural telephone company subsidiaries face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers. For example, wireless providers and cable companies continue to increase their market share and pose a significant competitive risk to our business. Comcast has introduced wireline digital voice services to its cable customers in Charlottesville and other Virginia markets, including in Waynesboro and Augusta County in May 2008, and it may offer these services in our Botetourt County service area in the future. Shenandoah Telecommunications Company purchased the cable property overlapping our RLEC territory in Clifton Forge and Covington, Virginia and began offering digital voice and data services to its customers in these markets during 2010.

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

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, wireless competition, cable competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of approximately 2,800 access lines in the year ended December 31, 2010, or 7.4% of our access lines served at the end of 2009. A continued net loss of access lines would impact our revenues and operating results.

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

Regulatory developments at the FCC and the Virginia SCC could reduce revenues that our rural telephone company and Competitive Wireline subsidiaries receive from network access charges.

For the year ended December 31, 2010, approximately $28 million of our rural telephone company subsidiaries’ revenues came from network access charges, which are paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us. The amount of access charge revenues that we receive is based on rates set by the FCC for interstate long distance calls and the SCC for intrastate long distance calls. Such access rates are subject to change. Our federal access charges are periodically reset by the FCC and they are subject to a biennial reset (reduction) on July 1, 2011. The SCC could conduct an access reform proceeding or rate cases and earnings reviews, all of which could result in rate changes.

Currently, VoIP providers generally do not pay us access charges for calls that originate or terminate on our network. Therefore, expanded use of VoIP technology could reduce the access or intercarrier revenues received by rural telephone companies like ours. The FCC has been considering the extent to which VoIP providers should be obligated to pay, or entitled to receive, access charges, but we cannot predict the timing or ultimate result of this proceeding. If VoIP providers continue not to pay access charges to us, our revenues and operating results could be adversely affected to the extent that users substitute VoIP calls for traditional wireline communications.

Regulatory developments at the FCC could reduce revenues that our rural telephone company subsidiaries and our wireless subsidiaries receive from the Federal Universal Service Fund or other fund allocations.

For the year ended December 31, 2010, we received approximately $5.1 million in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. Additionally, we received approximately $2.9 million (net) from other NECA pool distributions. The FCC is examining its Universal Service Fund rules and may change the amount of Universal Service Fund support available to carriers. The FCC may change its rules and reduce the amount of funding ultimately available to our rural telephone company subsidiaries as noted above. There can be no assurance that we will continue to receive the current level of Universal Service Fund revenues in the future. Loss of Universal Service Fund revenues could adversely affect our operating results.

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

Our Competitive Wireline operations face substantial competition and uncertainty relating to their interconnection agreements with the ILEC networks covering the CLEC markets we serve.

Our Competitive Wireline operations compete primarily with ILECs, including Verizon, Frontier and CenturyLink, and, to a lesser extent, other CLECs, including Level 3, Zayo, KDL (which is being acquired by Windstream), PAETEC and Cox and cable companies. We will continue to face competition from other current and future market entrants.

We have interconnection agreements with the ILEC networks covering each market in which our Competitive Wireline serves. From time to time, we are required to negotiate amendments to, extensions of, or replacements for these agreements. Additionally, we may be required to negotiate new interconnection agreements in order to enter new markets in the future. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us. Our inability to do so would adversely affect our existing operations and opportunities to expand our Competitive Wireline business in existing and new markets. As the FCC modifies, changes and implements rules related to unbundling of ILEC network elements and collocation of competitive facilities at ILEC central offices, we generally have to renegotiate our interconnection agreements to implement those new or modified rules.

Our competitors have substantial business advantages over our Competitive Wireline operations, and we may not be able to compete successfully.

Verizon and other large ILECs such as Frontier Communications Corporation (“Frontier”) and CenturyLink dominate the current market for business and consumer telecommunications services and have a virtual monopoly on telephone lines. These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify. The large ILECs have established brand names and reputations for high quality service in their service areas, possess sufficient capital to upgrade existing and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers. Moreover, the large ILECs are aggressively implementing “win-back” programs to regain access line customers lost to competitors and use bundled services to assist in those programs. We pose a competitive risk to the large ILECs that serve our Competitive Wireline markets and, as both our competitors and our suppliers, they have no motivation to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our Competitive Wireline customers.

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

We currently offer our internet and data services in rural markets and face competition from other internet and data service providers, including cable companies. The internet industry is characterized by the absence of significant barriers to entry and rapid growth in internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	cable modem services offered by cable providers;

•	ILECs, such as Verizon, Frontier and CenturyLink in our Competitive Wireline territories; and

•	local, regional and national ISPs, both wireline and wireless, including Zayo and KDL.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for internet services, causing us to reduce, or preventing us from raising, our fees.

Our rights to the use of fiber that are part of our network may be affected by the ability to continue long term contracts and the financial stability of our Indefeasible Rights to Use fiber providers.

Today approximately 89% of our approximately 5,800 route-mile network is under long term leases or Indefeasible Rights to Use (“IRU”) agreements that provide us access to fiber owned by other network providers. These agreements are generally long term and no such agreements are due to expire in 2011. Approximately 2% of the IRUs have terms that expire within the next five years. In these agreements, the network owner is responsible for network maintenance. If our network provider under IRU agreements have financial troubles, it could adversely affect our costs and ability to deliver service. We could also incur material expenses if we were required to relocate to alternative network assets.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.

We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments and transit authorities. We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms. Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks. This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under our credit agreement.

General Matters

We may require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to build out and operate our planned networks, we may experience a material adverse effect on our business.

We require additional capital to build out and operate our wireless and wireline networks and for general working capital needs. Our aggregate capital expenditures for 2010 were $90.7 million.

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

If interest rates increase, our net income could be negatively affected.

Our substantial debt exposes us to adverse changes in interest rates. We purchased a 3% London Interbank Offered Rate (“LIBOR”) interest rate cap contract in December 2010 which prevents us from paying more than 6.75% on $320 million of our indebtedness. Therefore, this prevents us from paying more than $3.2 million of additional interest per year on $320 million of our senior credit facility should LIBOR rates go above 3%. However, on the remaining $426.1 million of our first lien term loan, we are directly exposed to changes in LIBOR.

We cannot predict whether interest rates for long term debt will increase, and thus, we cannot assure you that our future cash interest expense will not have a material adverse effect on our business, financial condition, operating results and cash flows. For more specific information related to our exposure to changes in interest rates, see “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

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

We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions, the impact of the Proposed Business Separation and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Our stock price has historically been volatile and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors. Events and factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly and annual operating results;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	conditions or trends in our industry or regulatory changes;

•	conditions, trends or changes in the securities marketplace, including trading volumes;

•	adverse changes in economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors;

•	our ability to successfully integrate recent acquisitions and realized the anticipated benefits;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in general conditions in the United States and global economy, including those resulting from war, incidents of terrorism or responses to such events;

•	loss of one or more significant customers, including Sprint;

•	sales of large blocks of our common stock;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle,” continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2010, Quadrangle beneficially owned 11,306,102 shares of our common stock, or approximately 27% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, including a representative of Quadrangle being Chairman of the Board of Directors, Quadrangle continues to have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

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

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	CLEC POP	2,500
Waynesboro, VA	Retail Store	4,000
Richmond, VA	Wireless Switch Building	4,608
Norfolk, VA	Wireless Switch Building	4,970
Troutville, VA	Wireline Switch and Video Headend Building	11,400
Clifton Forge, VA	Wireline Switch Building	12,000
Covington, VA	Wireline Service Center	13,000
Waynesboro, VA	Wireless Switch Building	15,000
Clifton Forge, VA(1)	Call Center Building (leased to third party)	15,620
Waynesboro, VA	Wireline Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Wireline Switch Building	30,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Wireline Switch Building	33,920
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Corporate Support Building	51,000
Daleville, VA	Wireline Service Center	9,400

(1)	We lease the Clifton Forge building to Faneuil, Inc., The lease expires November 15, 2012.

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

•

Our Daleville, Virginia customer care facility under a Lease Agreement by and between The Layman Family LLC and R&B Communications, Inc., dated May 1, 2000, and First Amendment to Lease Agreement, dated May 30, 2003;

•	Our Charleston, West Virginia wireline switch building under a lease agreement by and between Nelson Trust and FiberNet, LLC dated April 19, 2005;

•	Our Charleston, West Virginia office and wireline switch building under a lease agreement by and between Williams Land Company and Mountaineer Telecommunications, LLC dated April 12, 2005; and

•	Our Charleston, West Virginia office building under a lease agreement by and between Williams Land Company and FiberNet, LLC dated October 16, 2007.

Item 3. Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “NTLS.” On February 18, 2011, the last reported sale price for our common stock was $19.98 per share.

The following tables set forth the high and low prices per share of our common stock and the cash dividends declared per common share for the four quarters in each of 2009 and 2010, which correspond to our quarterly fiscal periods for financial reporting purposes:

	2009
	Stock Price per Share		Cash
			Dividends Declared per Common Share
	High	Low
First Quarter	$24.80	$16.04	$0.26
Second Quarter	$20.50	$13.90	$0.26
Third Quarter	$19.00	$13.66	$0.26
Fourth Quarter	$18.16	$14.10	$0.28

	2010
	Stock Price per Share		Cash
			Dividends Declared per Common Share
	High	Low
First Quarter	$18.73	$15.93	$0.28
Second Quarter	$20.35	$16.86	$0.28
Third Quarter	$19.30	$15.84	$0.28
Fourth Quarter	$19.42	$16.58	$0.28

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from our initial public offering on February 8, 2006 to December 31, 2010, as compared to the total return for the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on February 8, 2006 in our Common Stock and each index and also assume dividend reinvestment.

	February 8, 2006	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
NTELOS Holdings Corp.	$100	$149	$250	$215	$164	$187
NASDAQ Composite Index	$100	$107	$117	$70	$100	$117
NASDAQ Telecommunications Index	$100	$116	$127	$72	$107	$107

Holders

There were approximately 5,600 holders of our common stock on February 18, 2011.

Dividends/Dividend Policy

We intend to continue to pay regular quarterly dividends on our common stock. On February 24, 2011, we declared a dividend to be paid on April 14, 2011 to common stock shareholders of record on March 15, 2011 at a rate of $0.28 per share. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

On December 7, 2010, our board of directors approved a plan to separate our wireless and wireline businesses into two publicly traded companies. This separation would be implemented by means of our payment of a dividend of our shares of the wireline business. Payment of this dividend is subject to a number of conditions, including final board of directors approval.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the year ended December 31, 2010. The approximate dollar value of shares that may yet be purchased under the plan was $23 million as of December 31, 2010.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

	NTELOS Holdings Corp. Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data
Operating Revenues	$545,684	$549,700	$535,906	$500,394	$440,076

Operating Expenses
Cost of sales and services(1) (exclusive of items shown separately below)	174,975	176,707	172,615	161,344	146,429
Customer operations(1)	121,697	117,916	111,115	108,848	99,998
Corporate operations(1)	37,714	32,929	32,692	32,090	34,398
Depreciation and amortization	89,381	91,657	102,940	97,061	84,921
Accretion of asset retirement obligations	781	773	989	818	816
Termination of advisory agreements(2)	—	—	—	—	12,941

	424,548	419,982	420,351	400,161	379,503

Operating Income	121,136	129,718	115,555	100,233	60,573

Other Income (Expenses)
Interest expense	(43,086)	(29,570)	(32,417)	(43,021)	(59,850)
(Loss) gain on interest rate derivatives	(147)	2,100	(9,531)	(3,527)	(246)
Gain on sale of investment	—	—	—	—	1,723
Other (expense) income	(366)	(864)	1,498	3,146	2,833

	(43,599)	(28,334)	(40,450)	(43,402)	(55,540)

	77,537	101,384	75,105	56,831	5,033
Income Tax Expense	31,192	37,209	30,228	24,411	12,190

Net Income (Loss)	46,345	64,175	44,877	32,420	(7,157)

Net (Income) Loss Attributable to Noncontrolling Interests	(1,537)	(890)	(48)	33	(28)

Net Income (Loss) Attributable to NTELOS Holdings Corp.	44,808	63,285	44,829	32,453	(7,185)
Dividend Distribution Preference on Class B Shares	—	—	—	—	(30,000)

Income (Loss) Applicable to Common Shares	$44,808	$63,285	$44,829	$32,453	$(37,185)

Basic and Diluted Earnings (Loss) per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income (Loss) per Share – Basic	$1.08	$1.50	$1.07	$0.78	$(0.95)
Income (Loss) per Share – Diluted	$1.07	$1.50	$1.06	$0.77	$(0.95)

Cash Dividends Declared per Share – Common Stock	$1.12	$1.06	$0.89	$0.51	$—

	As of December 31,
(In thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$15,676	$51,097	$65,692	$53,467	$44,180
Property and equipment, net	570,358	500,975	446,473	402,904	376,772
Total assets	1,144,113	980,546	944,301	918,488	900,847
Total debt	749,207	628,908	607,912	614,206	626,523
Stockholders’ equity attributable to NTELOS Holdings Corp.	$179,539	$176,510	$164,643	$171,340	$151,765

(1)

We record equity-based compensation expense related to our share-based awards and the Company’s 2009 and 2010 401(k) matching contributions. The following table shows the allocation of equity-based compensation expense to cost of sales and services, customer operations and corporate operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

	Year Ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Cost of sales and services	$859	$455	$277	$403	$1,087
Customer operations	1,112	714	458	603	1,448
Corporate operations	3,755	2,287	1,994	3,322	10,702

Equity-based compensation expense	$5,726	$3,456	$2,729	$4,328	$13,237

(2)

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

Overview

We are a leading provider of wireless and wireline communications services to consumers and businesses primarily in Virginia, West Virginia and parts of Maryland, Pennsylvania, Ohio and Kentucky. Our primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport, data services for Internet access and wide area networking and IPTV-based video services.

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus, contiguous service area, and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 74% and 77% of our total revenues for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, our wireless retail business had approximately 432,400 NTELOS retail subscribers, representing a 7.4% penetration of our total covered population. As of December 31, 2010, 1,092 (approximately 83%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the years ended December 31, 2010 and 2009, we realized wireless wholesale revenues of $115.6 million and $118.3 million, respectively. Of this total for the years ended December 31, 2010 and 2009, $110.3 million and $112.8 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Over the past 18 months, however, calculated revenues have continued to increase toward this minimum, and revenues from this contract exceeded the monthly minimum during the fourth quarter of 2010 and are projected to exceed the monthly minimum during 2011.

Our wireline operations include the rural local exchange carrier (“RLEC”) segment and the Competitive Wireline segment. Our wireline operating income margins were approximately 33% and 34% for the years ended December 31, 2010 and 2009, respectively.

Founded in 1897, our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of December 31, 2010, we operated approximately 35,400 RLEC telephone access lines.

Our wireline business is supported by an extensive fiber optic network with approximately 5,800 route-miles. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, internet, wireless and private networks. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we began to accelerate our growth initiatives in our Competitive Wireline enterprise business in certain West Virginia, Maryland and Pennsylvania local markets.

We leverage our wireline network infrastructure to offer competitive voice and data communication services outside our RLEC coverage area through our Competitive Wireline segment. Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation. As of December 31, 2010, we served customers with approximately 49,300 CLEC access line connections (excluding the connections we obtained from the FiberNet acquisition). We also offer broadband services in over 98% of our RLEC service area and as of December 31, 2010, we operated approximately 25,800 broadband access connections in our markets (excluding the connections we obtained from the FiberNet acquisition), representing an increase of 10.0% over the connections on December 31, 2009. We also offer NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds currently up to 20 megabits per second. At December 31, 2010, we had approximately 2,800 video customers and passed approximately 11,100 homes with fiber. Revenues and operating expenses from the broadband and video products are included in the Competitive Wireline segment.

On December 1, 2010, we closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The FiberNet fiber optic network covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FiberNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. We funded the purchase through a combination of proceeds from a $125 million incremental term loan under our existing senior credit facility which we closed on August 2, 2010 and cash on hand. Through this acquisition, we obtained approximately 30,000 customer accounts and approximately 800 new route-miles of fiber.

Many of the market risk factors which affected our results of operations in 2009 affected our results of operations in 2010 and will continue in 2011. Additionally, the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2009 continued in 2010.

In wireless, we are continuing to make network improvements, including network expansion and cell site additions. During the second quarter of 2010, we expanded our wireless service into one additional new market (Hagerstown, Maryland), increasing our covered population by approximately 205,000. We also plan to increase and improve our points of distribution in our existing markets, particularly with our indirect distribution channel. Additionally, we are continuing to improve our handset offerings and refine plans, features and communication to customers. Finally, we will continue to improve and enhance our network, particularly within our existing service coverage areas. All of these initiatives support our commitment to deliver superior customer value and experience.

The current economic climate and increased competition has contributed to a slight decline in subscribers from 2009 (1.4%) as prepay plan customer decline has outpaced postpay customer growth. However, by investing in further customer retention programs and increasing the percentage of subscribers under contract, we were able to stabilize total churn from 2009 to 2010. Additionally, we have increased the percentage of sales of Nations plans, which historically have had the lowest churn rates, to approximately 67% of total postpay sales during 2010 as compared to an average of approximately 47% in 2009. With our postpay products, these improvements coupled with an increase in gross customer additions in the second half of 2010 have resulted in more than 3,400 net postpay customer additions in the second half of 2010.

We are focused on refining our distribution strategy with respect to both our prepay and postpay sales. We have begun expanding our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. This will continue into 2011, as will a focused improvement to our direct distribution channel with changes to the number of stores, store locations and upgrades to our stores in appearance and customer service functionality. We believe these changes will improve our prepay sales and also bolster postpay sales productivity.

We continue to face risks to our competitive “value” position in the postpay market, including through reduced price nationwide unlimited voice plans by competitors such as AT&T, Verizon and US Cellular. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. We also expect the increased competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. Competition in the wireless prepay market has continued to evolve since 2009. A number of large wireless competitors, including

Boost and Virgin Mobile (operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Page Plus, have been actively competing in the prepaid market over the last two years. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market also intensified during the fourth quarter of 2009 and in 2010 with the introduction of a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we launched the FRAWG Unlimited Wireless product in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009 and in the remainder of our markets in the third quarter of 2010. FRAWG is a simple, low cost service that has a minimum number of plans, offers attractive features and provides regional or national unlimited coverage. This “no contract” offer requires a higher retail price on the handset in exchange for a variety of plans featuring competitive price points. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. During 2010, we refined our prepaid strategic focus to target the higher end of the prepaid market offering more feature rich plans to higher priced plans and increased pricing of the lower end FRAWG rate plans. This slowed gross customer additions considerably with our prepaid products in the last half of 2010 and resulted in a net customer loss of 5,445 (4.1%) of the prepaid customer base in 2010, as discussed further in the Wireless Communications Revenues section below.

Average monthly revenue per handset/unit in service (“ARPU”) from voice declined in 2010 and is expected to continue to decline in 2011 due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset a substantial portion of the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $2.85 for the year ended December 31, 2010 over the year ended December 31, 2009. Higher handset subsidy costs as compared to 2009 were experienced in 2010 and are expected to continue in 2011 due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. Data ARPU and data revenue are expected to continue to grow in 2011 due to the continued increase in penetration and usage escalating from our EV-DO deployment; however, this upgrade has resulted in a significant increase in network expenses which is captured in cost of sales and services. Wireless capital expenditures for 2010 decreased significantly from 2009 as the network upgrade to EV-DO was completed in 2009.

Our primary strategy in Wireline is to promote our Competitive Wireline segment strategic products, particularly high-capacity network access and transport services marketed to large enterprise and government customers and other carriers, extend our Competitive Wireline segment network to increase the addressable market area and leverage our strong incumbent market position to increase our revenue by cross-selling additional services to our ILEC customer base. Toward this pursuit, we have more than 25 new potential markets that are available to us as a result of the addition of approximately 2,400 fiber route-miles to our network in late-2009 and the addition of over 800 new fiber route-miles with the acquisition of FiberNet in late-2010. The FiberNet purchase also provides further diversity and density in several of our existing markets, particularly in West Virginia. We plan to offer additional data and other broadband services to existing FiberNet customers and attract new customers in our existing and new markets with our strategic products, in order to grow top line revenue and further leverage our operational and back office platforms, and, at the same time, fully realize the operational synergies available. We are particularly targeting large enterprise customers with our enterprise-based service solutions. Throughout all markets, we will continue to extend our network to customers in order to improve the network quality, eliminate access related expenses and control the customer experience.

In the RLEC segment, we experienced access line losses in 2009 and 2010 and these losses are expected to continue in 2011 due to continued cable competition, wireless substitution and the economic climate. We lost approximately 2,800 access lines during 2010. These line losses, coupled with mid-year 2009 rate reductions as a result of our biennial tariff filing with the FCC for NTELOS Telephone, contributed to a 4.2% decline in RLEC revenues for 2010 compared to 2009. Our fiber-to-the-home deployment in our RLEC markets significantly reduces churn in the areas where it is offered. In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% ($8 million) will be funded by a grant from the federal government. We commenced this project and incurred $1.4 million of total project costs in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010. The project is expected to be completed in 2012.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles (“GAAP”) throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

Wireless ARPU is a telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our wireless rate plans and service offerings and our performance in attracting and retaining high-value wireless customers. ARPU is not a frequently compared measure with wireline companies due to the diversity of service and product offerings among wireline companies.

The table below provides a reconciliation of operating revenue from our wireless segment (Note 4 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K) to subscriber revenues used to calculate average monthly ARPU for the years ended December 31, 2010, 2009 and 2008.

(dollars in thousands, other than average monthly ARPU data)	2010	2009	2008
Wireless communications revenues	$406,396	$424,678	$411,951
Less: equipment revenues from sales to new customers	(8,233)	(6,379)	(10,698)
Less: equipment revenues from sales to existing customers	(14,893)	(18,453)	(13,053)
Less: wholesale revenues	(115,619)	(118,266)	(107,185)
Less: other revenues and adjustments	(559)	(574)	(348)

Wireless gross subscriber revenues	$267,092	$281,006	$280,667

Average number of subscribers	437,735	440,207	423,516
Total average monthly ARPU	$50.85	$53.20	$55.23

Pro forma total average monthly ARPU(1)	$50.85	$53.20	$54.67

Wireless gross subscriber revenues	$267,092	$281,006	$280,667
Less: wireless voice and other features revenues	(203,657)	(232,271)	(242,924)

Wireless data revenues	$63,435	$48,735	$37,743

Average number of subscribers	437,735	440,207	423,516
Total data average monthly ARPU	$12.08	$9.23	$7.43

(1)	We entered into a new agreement with more favorable terms to provide handset insurance to wireless subscribers, effective April 1, 2008. Due to the differences in the terms of this new arrangement, revenues for handset insurance are no longer reported on a gross basis, but on a net basis instead. This has led to a reduction in total ARPU from the comparative twelve-month period in 2008. Historical periods have not been restated.

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management and expenses related to acquisitions and the Proposed Business Separation;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	accretion of asset retirement obligations (“ARO”).

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate cap and our interest rate swap instrument, which was terminated during the August 2009 refinancing, and other income (expense), which includes interest income and fees and expenses related to senior secured credit facility amendments which do not result in a material change to terms (and are therefore not deferred).

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

The VA Alliance incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with the noncontrolling interest adoption requirements (FASB ASC 810-10-45-21), which we adopted on January 1, 2009, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the years ended December 31, 2010 or 2009. The VA Alliance made $1.4 million of capital distributions to the minority owners during each of the years ended December 31, 2010 and 2009.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Operating revenues decreased $4.0 million, or 0.7%, from 2009 to 2010. This decrease was driven by a decrease in wireless PCS revenues of $18.3 million, or 4.3%, resulting from declines in subscriber revenues, wholesale revenues and equipment revenues. Wireline revenues increased $14.2 million, or 11.4%, over 2009 despite a $2.4 million decline in RLEC revenues, due to growth in strategic product revenues in the Competitive Wireline segment, including revenues associated with the fiber optic assets acquired from Allegheny Energy, Inc. on December 31, 2009 and revenues associated with the purchase of FiberNet on December 1, 2010.

Operating income decreased $8.6 million, or 6.6%, from 2009 due to the decline in revenue discussed above and an increase in operating expenses of $4.6 million, or 1.1%. The increase in operating expenses is due to increases in customer and corporate operations expense, inclusive of an increase of $4.1 million from expenses related to acquisitions, the Proposed Business Separation, restructuring and equity-based compensation. These increases were partially offset by decreases in cost of sales and services and depreciation expense, as discussed in the operating expenses section further below.

Net income attributable to NTELOS Holdings Corp. decreased $18.5 million, or 29.2%, from 2009 to 2010. In addition to the $8.6 million decrease in operating income, other expenses (net of other income), increased by $15.3 million primarily relating to a $13.5 million increase in interest expense due to the August 2009 refinancing and the $125 million incremental term loan borrowing in August 2010, as discussed further under other income (expenses) below, and the prior year favorable change in interest rate swap value of $2.1 million. These decreases to pre-tax income were offset by a $6.0 million decrease in income tax expense.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Operating Revenues	2010	2009	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$406,396	$424,678	$(18,282)	(4.3%)

Wireline
Competitive Wireline	83,885	67,237	16,648	24.8%
RLEC	54,871	57,304	(2,433)	(4.2%)

Total wireline	138,756	124,541	14,215	11.4%

Other	532	481	51	10.6%

Total	$545,684	$549,700	$(4,016)	(0.7%)

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues decreased $18.3 million from 2009 to 2010 primarily due to a $14.0 million, or 5.0%, decrease in our net retail subscriber revenue, a $2.6 million, or 2.2%, decrease in wholesale and roaming revenues and a $1.7 million, or 6.9%, decrease in equipment revenues.

Subscriber revenues reflected a net subscriber loss of approximately 6,100 subscribers, or 1.4%, from approximately 438,500 subscribers as of December 31, 2009 to approximately 432,400 subscribers as of December 31, 2010. During the third quarter of 2010, we introduced several initiatives to increase postpay subscriber additions; as a result, postpay subscriber net additions were over 3,400 in the second half of 2010, ending 2010 with a net postpay subscriber loss of less than 700. Conversely, we experienced net prepay subscriber losses in each of the last three quarters of 2010, ending 2010 with a net prepay subscriber loss of over 5,400.

Voice and other feature revenues, excluding data revenues, were lower in 2010 than in 2009 by $28.5 million due to a number of factors, including the decrease in the subscriber base and a 11.8% decline in total average monthly ARPU excluding average monthly data ARPU, due to competitive pricing reductions, economic conditions and an increase in the number of prepay subscribers who suspend service for a period of time. Partially offsetting the decrease in voice revenue was an increase in data revenue of $14.5 million over 2009. Underlying this 30.7% growth in data revenue was the technology upgrade to EV-DO and an increased sales emphasis on smart phones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Total data ARPU for all prepay and postpay products was $12.08 for 2010 compared to $9.23 for 2009, an increase of 30.9%, reflecting the increased take-rate on data packages and increased usage rates. Growth in data ARPU partially offset declines in voice ARPU, resulting in blended ARPU of $50.85 for 2010 as compared to $53.20 for 2009.

In response to competitive conditions, we launched the FRAWG Unlimited Wireless product in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009 and in all of our remaining markets during 2010. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs to us). For 2010, FRAWG accounted for approximately 74% of prepay gross subscriber additions as compared to approximately 41% in the prior year which has contributed to lower ARPU levels than the traditionally higher ARPU prepay rate plans, albeit at a lower net subsidy cost and lower churn. Prepay sales in total have declined in the second, third and fourth quarters of 2010 as compared to the prior year comparative periods.

Wholesale and roaming revenues from the Strategic Network Alliance decreased $2.5 million, or 2.2%, from 2009. The year to date revenue decrease from the Strategic Network Alliance is reflective of data usage which was billable at substantially higher contractual preset rates in 2009 until the July 1, 2009 contractual travel data rate reset. Following the travel data rate reset, our monthly calculated revenue from Sprint was below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from July 1, 2009 through September 30, 2010. However, calculated revenues from the Strategic Network Alliance continued to grow with significant usage growth and began to exceed the $9.0 million monthly minimum in October 2010. We expect these revenues to exceed the monthly minimum throughout 2011. Roaming revenues from other carriers decreased $0.2 million from 2009. Roaming revenues from other carriers may decline in 2011 as a result of industry consolidation of carriers with complementary networks, lower roaming rates or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”), those customers of Sprint who use our network for voice services while traveling through the Strategic Network Alliance service area (“travel minutes of use”) and data usage by Sprint customers who live in or travel through the Strategic Network Alliance service area. We added nine cell sites within this wholesale service area from December 31, 2009 to December 31, 2010, improving existing service and extending this coverage area.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $14.2 million, or 11.4%, over 2009, with revenues from the Allegheny asset acquisition of nearly $7 million in 2010 and revenues from the FiberNet acquisition of nearly $6 million in 2010 (Note 2 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K). Also increasing in 2010 were revenues from strategic products in our other markets, which increased $5.3 million, or 9.5%. These increases were primarily offset by a $2.4 million, or 4.2%, decrease in RLEC revenues and a $1.3 million decrease in legacy Competitive Wireline segment revenues.

•

Competitive Wireline Revenues. Competitive Wireline revenue increased $16.6 million over 2009, inclusive of the aforementioned increase related to the Allegheny and FiberNet acquisitions. Strategic product revenues from our other markets increased $5.3 million over 2009 primarily from increases in broadband voice and data services, which include broadband over fiber, dedicated Internet access, DSL, integrated access and Metro Ethernet, and from increases in transport revenue. Revenues from legacy products, including dial-up Internet, reciprocal compensation and switched access, decreased $1.3 million from 2009.

•

RLEC Revenues. RLEC revenues decreased $2.4 million, or 4.2%, from 2009 primarily due to decreased access and local service revenues from a 7.4% decrease in access lines and a $0.5 million decrease related to carrier access dispute adjustments. Also reflected in the decrease was a 0.7% decrease in carrier access minutes due primarily to a decline in usage by wireless carriers. On July 1, 2009, our interstate access rates were subject to a biennial reset (reduction). This rate reset coupled with network grooming by our customers contributed to the aforementioned revenue reduction.

Access lines totaled approximately 35,400 as of December 31, 2010 and approximately 38,200 as of December 31, 2009. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from Comcast in one of our three RLEC markets. Additionally, we encountered new voice competition in another RLEC market from Shenandoah Telecommunications in 2010 which has resulted in greater residential line losses than we experienced in 2009.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Operating Expenses	2010	2009	$ Variance	%Variance
(dollars in thousands)
Wireless PCS	$258,360	$262,886	$(4,526)	(1.7%)

Wireline
Competitive Wireline	45,938	38,545	7,393	19.2%
RLEC	14,516	14,403	113	0.8%

Total wireline	60,454	52,948	7,506	14.2%

Other	6,474	6,726	(252)	(3.7%)

Operating expenses, before equity-based compensation charges, voluntary early retirement and workforce reduction plans, acquisition related charges, Proposed Business Separation charges, depreciation and amortization and accretion of asset retirement obligations	325,288	322,560	2,728	0.8%
Equity-based compensation	5,726	3,456	2,270	65.7%
Voluntary early retirement and workforce reduction plans	—	1,536	(1,536)	(100.0%)
Acquisition related charges	3,020	—	3,020	N/M
Proposed Business Separation charges	352	—	352	N/M
Depreciation and amortization	89,381	91,657	(2,276)	(2.5%)
Accretion of asset retirement obligations	781	773	8	1.0%

Total operating expenses	$424,548	$419,982	$4,566	1.1%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before equity-based compensation charges, voluntary early retirement plan and workforce reductions, expenses related to acquisitions and the Proposed Business Separation, depreciation and amortization, and accretion of asset retirement obligations:

•

Wireless Communications –The operating expense decrease in wireless communications from 2009 was primarily due to a $12.5 million decrease in cost of sales (“COS”) largely offset by an increase in retention expense of $7.6 million. The decrease in COS (and related increase to retention expense) was partially driven by a decrease in equipment COS of $5.8 million primarily due to a change in the classification of handset returns and exchanges from COS in the prior year to retention expense (included in customer operations expense on the consolidated statement of operations) in the current year. The remainder of the decrease in COS was primarily driven by a decrease in roaming costs of $1.5 million as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners, a $3.7 million decrease in data COS primarily driven by favorable rate reductions, a $0.7 million decrease in features COS and a $0.5 million decrease in toll COS.

We expect COS expenses to grow during 2011 as roaming volume from national and unlimited plans increases, sales of smart phones and data cards continue at current or increased levels, and usage of data features increases.

In addition to the COS decrease from 2009 described above, bad debt expense decreased $4.2 million due to improvement in accounts receivable aging and employee compensation and benefits, including employee sales commissions, decreased $3.1 million due to a decrease in headcount and a decrease in sales commissions relative to lower gross subscriber additions.

Partially offsetting these decreases from 2009 was an increase in retention expense of $7.6 million, as discussed above. Agent commissions and other selling expenses increased $1.3 million due to a 14.7% increase in indirect sales over 2009. We expect this to continue to increase in 2011 as we further develop this distribution channel. Cell site and network access expenses increased $3.7 million over 2009 related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers, and related to a 5.2% increase in the number of cell sites as of December 31, 2010 over December 31, 2009. In 2010, we invested capital for network efficiency improvements which partially offset the increases in cell site and network expenses noted above. Going forward, we expect that growth in usage will be the primary contributor of higher cell site and network access costs. The remainder of the operating expenses which increased from 2009 totaled approximately $2.8 million and include general and administrative costs allocated from the corporate department, repairs and maintenance, materials and supplies and other direct general and administrative costs.

•

Wireline Communications – The increase noted in the table above is primarily attributable to more than $3 million and nearly $4 million increase in operating expenses related to the new Allegheny markets and the FiberNet acquisition, respectively (Note 2 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K). Operating expenses from the RLEC segment and the remaining markets in the Competitive Wireline segment increased $0.3 million, less than 1%, collectively from 2009 reflective of continuing network grooming and increasing the percentage of on-network traffic.

•

Other – Other operating expenses decreased $0.3 million, or 3.7%, from 2009. The primary operating expenses in this segment are compensation and benefits and third party professional fees. The results for 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010. The results for 2009 include the recognition of a $1.0 million signing bonus paid to our then new President and Chief Operating Officer.

COST OF SALES AND SERVICES—Cost of sales and services decreased $1.7 million, or 1.0%, from 2009 to 2010. As discussed above, wireless variable COS decreased $12.5 million from 2009 largely related to the expense classification change from equipment COS to retention expense (included in customer operations expenses) and expense decreases related to roaming and data COS. Partially offsetting this decrease in variable COS was an increase in cell site and network access costs of $7.7 million over 2009 primarily related to an increase in the number of cell sites over December 31, 2009 and additional access connectivity to support high-speed data over the EV-DO network and increased data usage, as described above. Repairs and maintenance expenses also increased $1.5 million over 2009 which were largely weather related. The remainder of offsetting increases relates to a $1.6 million increase in accruals for the Company’s annual discretionary cash bonus which is driven by the Company’s performance relative to target objectives.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $3.8 million, or 3.2%, from 2009 to 2010. Retention costs increased $7.6 million, of which $6.7 million relates to a reclassification of handset returns and exchanges, as discussed in the wireless communications section above. Third party agent commissions increased $1.4 million due to an increase in sales through this channel. Direct channel commissions decreased $0.8 million due primarily to volume. Accruals for the Company’s annual discretionary cash bonus increased $1.2 million over 2009 and equity-based compensation expense increased $0.4 million related to an increase in equity awards for employees of the Company during 2010 and miscellaneous other expenses collectively increased $0.9 million. Partially offsetting these net increases were decreases in bad debt expense of $4.0 million and other compensation and benefits reductions of $2.9 million, principally related to pension and other benefit plans.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $4.8 million, or 14.5%, from 2009 to 2010. Results for 2010 include $3.0 million of legal and professional fees related to the acquisition of FiberNet (Note 2 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K) and a charge of $0.9 million related to severance benefits which were provided for in the employment agreement of an executive officer who left the Company in March 2010. The increase over 2009 is also attributable to a $1.3 million increase in accruals for the company’s annual discretionary cash bonus and a $1.5 million increase in equity-based compensation expense. Other notable increases include legal and professional fees, operating taxes, recruitment and hiring, contracted services and license, fees and royalties, which collectively increased $1.8 million over 2009.

Partially offsetting these increases over 2009 was a decrease in other compensation and benefits of $0.8 million. Also partially offsetting these increases over 2009 are several charges that were included in the results for 2009 but not in 2010. These charges include costs of $1.5 million relating to a voluntary early retirement plan and severance related to a workforce reduction, charges of $1.0 million for the recognition of a signing bonus paid to our then new President and Chief Operating Officer and charges of $0.5 million relating to a bonus for our President and Chief Operating Officer who was promoted to Chief Executive Officer and President in December 2009 and compensation related to a retirement agreement for our former Chief Executive Officer.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $2.3 million, or 2.5%, from 2009 to 2010. This decrease is primarily attributable to a decrease in accelerated depreciation of $3.9 million related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated in connection with the EV-DO upgrade, covering approximately 83% of total cell sites as of December 31, 2010, which was completed by June 30, 2009.

Aside from the accelerated depreciation discussed above, depreciation expense increased $0.4 million, or 0.5%, and amortization expense increased $1.2 million, or 10.7%, related to the addition of a customer list intangible asset from the Allegheny asset acquisition on December 31, 2009 and customer and other amortizable intangible assets from the FiberNet acquisition on December 1, 2010 (Note 1 and Note 2 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K).

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge was flat from 2009 to 2010.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $13.5 million, or 45.7%, from 2009 due primarily to the refinancing of our senior credit facility on August 7, 2009. Upon refinancing, the senior credit facility was increased by over $30 million and the interest rate increased to 5.75% as compared to the weighted average blended rate in 2009 of 4.8%. Interest expense also increased due to the additional borrowing of $125 million on August 2, 2010 under the existing senior credit facility, the proceeds of which were used to fund the FiberNet acquisition (Note 2 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K). Also, amortization of discount and origination costs were $1.8 million higher 2010 than 2009. Additionally, we recorded $0.8 million in 2010 related to the interest portion of an access revenue settlement related to a carrier access billing dispute.

We recorded a gain from the change in the fair value of the interest rate swap instrument in 2009 of $2.1 million. In August 2009, NTELOS Inc. terminated this interest rate swap agreement. We entered into an interest rate cap instrument in fourth quarter 2010 and recognized a $0.1 million loss due to the change in market value from the date of purchase to December 31, 2010.

Other income (expenses) decreased $0.5 million from net expense of $0.9 million for the year ended December 31, 2009 to net expense of $0.4 million for the year ended December 31, 2010. For 2010, other income (expense) primarily includes expenses of $0.7 million related to amendments of our credit agreement to accommodate terms and conditions associated with two federal broadband stimulus grants we received in 2010, as discussed below in Liquidity and Capital Resources. Other income (expenses) for 2009 primarily includes expenses of $0.8 million related to the write-off of deferred fees associated with our prior senior secured credit facility which was paid in full in connection with the August 2009 refinancing noted above. The remaining immaterial amounts in other income (expenses) primarily relate to interest income from cash which increased slightly from the previous periods due to maintaining higher cash balances in investment accounts.

INCOME TAXES

Income tax expense for 2010 was $31.2 million with an effective rate of 40.2%, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, noncontrolling interests, and other non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For 2011, the amounts of these charges for equity-based awards outstanding as of December 31, 2010, and other non-deductible compensation are expected to be $0.8 million and $0.2 million, respectively. Income taxes for 2009 were $37.2 million with an effective rate of 36.7%. The effective rate was driven down in 2009 by the recognition of previously unrecognized tax benefits.

We have unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of December 31, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, we expect to use NOLs of approximately $134.3 million as follows: $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026.

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

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Operating Revenues	2009	2008	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$424,678	$411,951	$12,727	3.1%

Wireline
Competitive Wireline	67,237	63,878	3,359	5.3%
RLEC	57,304	59,518	(2,214)	(3.7%)

Total wireline	124,541	123,396	1,145	0.9%

Other	481	559	(78)	(14.0%)

Total	$549,700	$535,906	$13,794	2.6%

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

The increase in wholesale and roaming revenue was driven by a $9.2 million, or 8.9% increase in revenue from the Strategic Network Alliance. Additionally, roaming revenues from other carriers grew $1.9 million over the comparative year. The revenue increase from the Strategic Network Alliance is reflective of the significant growth in data usage which was billable at substantially higher contractual preset rates in the prior year and up until the July 1, 2009 contractual travel data rate reset. Following the travel data rate reset, our monthly calculated revenue from Sprint was below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract. Revenue from this contract is projected to remain at that level throughout 2010. Accordingly, due to the first half of 2009 wholesale revenues being above the $9.0 million minimum per month, we would expect a decline of approximately $4.8 million in 2010 if wholesale revenue remains at the $9.0 million per month minimum as expected. Also, roaming revenues from other carriers may decline in 2010 as a result of industry consolidation of carriers with complementary networks or from other roaming arrangements which may not be favorable to us.

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

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Operating Expenses	2009	2008	$ Variance	%Variance
(dollars in thousands)
Wireless PCS	$262,886	$252,499	$10,387	4.1%

Wireline
Competitive Wireline	38,545	38,567	(22)	(0.1)%
RLEC	14,403	15,793	(1,390)	(8.8%)

Total wireline	52,948	54,360	(1,412)	(2.6%)

Other	6,726	5,853	873	14.9%

Operating expenses, before equity-based compensation charges, charges from voluntary early retirement and workforce reduction plans, depreciation and amortization and accretion of asset retirement obligations	322,560	312,712	9,848	3.1%
Equity-based compensation	3,456	2,729	727	26.6%
Voluntary early retirement and workforce reduction plans	1,536	981	555	56.6%
Depreciation and amortization	91,657	102,940	(11,283)	(11.0%)
Accretion of asset retirement obligations	773	989	(216)	(21.8%)

Total operating expenses	$419,982	$420,351	$(369)	(0.1%)

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

The discussion below relates to our operating expenses by segment before equity-based compensation charges, charges from our voluntary early retirement and workforce reduction plans, depreciation and amortization and accretion of asset retirement obligations:

•

Wireless Communications –The operating expense increase in wireless communications over the comparative year was primarily due to increased costs of maintaining our network, combined with increases in selling and customer care expenses. Specifically, cell site and network access expenses increased $5.2 million related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers and our increased subscriber base, and related to a 5.4% increase in the number of cell sites as of December 31, 2009 over December 31, 2008. Bad debt expense increased $5.1 million over the comparative year due to an increase in involuntary churn particularly with lower credit class customers and the impact of the economy and retention costs increased $1.4 million over the comparative year due to an increase in the volume and cost of handset swaps and upgrades driven from promotional pricing. Advertising expense increased $2.2 million related to heavier advertising in response to competitive pressure and to promote the FRAWG unlimited prepay offering launched in the second quarter of 2009.

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

DEPRECIATION AND AMORTIZATION EXPENSES— Depreciation and amortization expenses decreased $11.3 million, or 11.0%, from 2008 to 2009. This decrease is primarily attributable to a decrease in accelerated depreciation of $13.9 million from 2008 primarily related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated in connection with the EV-DO upgrade discussed below, which was 98% complete in the service area covered by the Strategic Network Alliance by December 31, 2008 and fully completed by June 30, 2009 in all areas planned for upgrade at this time (85.4% of total cell sites).

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

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2009 and 2010. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (Unaudited)(1) (In thousands, except per share amounts)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Operating Revenues
Wireless PCS operations	$102,376	$100,372	$99,603	$104,045	$102,388	$104,226	$108,858	$109,206
Wireline operations
Competitive Wireline	25,737	19,851	19,158	19,139	17,083	16,944	16,567	16,643
RLEC	13,276	13,933	13,427	14,235	13,761	14,395	14,458	14,690

Wireline total	39,013	33,784	32,585	33,374	30,844	31,339	31,025	31,333
Other operations	155	111	134	132	117	121	118	125

Total Operating Revenues	141,544	134,267	132,322	137,551	133,349	135,686	140,001	140,664

Operating Expenses
Wireless PCS operations	67,270	63,956	61,191	65,943	66,523	65,106	64,842	66,415
Wireline operations
Competitive Wireline	14,269	10,687	10,383	10,599	9,416	9,446	9,834	9,849
RLEC	3,488	3,428	3,400	4,200	3,611	3,326	3,725	3,741

Wireline total	17,757	14,115	13,783	14,799	13,027	12,772	13,559	13,590
Other operations	1,200	1,112	1,577	2,585	1,685	1,170	1,313	2,558

Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, equity-based compensation charges, charges from voluntary early retirement and workforce reduction plans, acquisition related charges and Proposed Business Separation charges	86,227	79,183	76,551	83,327	81,235	79,048	79,714	82,563
Depreciation and amortization	24,052	21,736	22,065	21,528	22,730	22,678	23,091	23,158
Accretion of asset retirement obligations	225	219	213	124	(187)	399	285	276
Equity-based compensation	1,544	1,473	1,485	1,224	184	707	1,522	1,043
Voluntary early retirement and workforce reduction plans	—	—	—	—	1,536	—	—	—
Acquisition related charges	2,171	849	—	—	—	—	—	—
Proposed Business Separation charges	352	—	—	—	—	—	—	—

Total Operating Expenses	114,571	103,460	100,314	106,203	105,498	102,832	104,612	107,040

Operating Income	26,973	30,807	32,008	31,348	27,851	32,854	35,389	33,624

Other Income (Expenses)
Interest expense	(11,848)	(11,124)	(10,024)	(10,090)	(9,123)	(8,657)	(6,484)	(5,306)
(Loss) gain on interest rate derivatives	(147)	—	—	—	—	662	510	928
Other income (expense)	248	(645)	(36)	67	69	(876)	(132)	75

	(11,747)	(11,769)	(10,060)	(10,023)	(9,054)	(8,871)	(6,106)	(4,303)

	15,226	19,038	21,948	21,325	18,797	23,983	29,283	29,321
Income Tax Expense	6,183	7,847	8,567	8,595	4,299	9,517	11,706	11,687

Net Income	9,043	11,191	13,381	12,730	14,498	14,466	17,577	17,634

Net Income Attributable to Noncontrolling Interests	(391)	(368)	(559)	(219)	(221)	(196)	(241)	(232)

Net Income Attributable to NTELOS Holdings Corp.	$8,652	$10,823	$12,822	$12,511	$14,277	$14,270	$17,336	$17,402

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic and diluted	$0.21	$0.26	$0.31	$0.30	$0.34	$0.34	$0.41	$0.41

Weighted average shares outstanding – basic	41,391	41,364	41,313	41,216	41,757	42,161	42,173	42,155
Weighted average shares outstanding – diluted	41,813	41,748	41,686	41,540	42,009	42,414	42,448	42,331

Cash Dividends Declared per Share – Common Stock	$0.28	$0.28	$0.28	$0.28	$0.28	$0.26	$0.26	$0.26

(1)	The operating results for fiscal year 2010 include the results of the Allegheny acquisition effective January 1, 2010 and the results of the FiberNet acquisition effective December 1, 2010. For further details on these acquisitions, refer to Note 2 of the audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Liquidity and Capital Resources

For the years ended December 31, 2010 and 2009, we funded our working capital requirements, capital expenditures, stock repurchases, cash dividend payments and our asset purchase agreement with Allegheny Energy, Inc. from cash on hand and net cash provided from operating activities. We funded the purchase of FiberNet (Note 2 in the Notes to the audited consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K included herein) with approximately $125 million of additional debt and cash on hand of approximately $38 million. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest cost following our debt refinancing, stock repurchases through our previously announced repurchase plan, cash dividends and required debt principal payments prior to maturity.

As of December 31, 2010, we had $866.5 million in aggregate long term liabilities, consisting of $740.6 million in outstanding long-term debt ($749.2 million including the current portion and net of a $5.3 million discount) and approximately $125.9 million in other long-term liabilities. Our credit agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. At December 31, 2010, the net present value of these future minimum lease payments was $3.1 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $7.6 million per year in 2011 through 2014 and $721.0 million in 2015.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. In connection with the August 2009 debt refinancing, the restricted payment basket was reset at $50 million. The restricted payment basket is increased by $10.0 million per quarter (beginning in the first quarter of 2010) plus an additional quarterly amount for calculated excess cash flow, based on the definition in the credit agreement, and is decreased by any actual dividend or other restricted payments. The additional quarterly amount for calculated excess cash flow amounted to $10.8 million for 2010 and was zero for the quarter ended December 31, 2010 due to the FiberNet purchase noted above. During the year ended December 31, 2009, we repurchased shares of our own common stock for approximately $16.9 million which reduced the restricted payment basket. The balance of the basket as of December 31, 2010 was $37.2 million.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of December 31, 2010, we are in compliance with all of our debt covenants, and our ratios at December 31, 2010 are as follows:

	Actual	Covenant Requirement at December 31, 2010
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.39	Not more than 4.00
Minimum interest coverage ratio	5.48	Not less than 3.00

The actual leverage and interest coverage ratios noted above are based on actual results for 2010 which only include the operating results for FiberNet from December 1, 2010 through December 31, 2010. Additionally, under the terms of the credit agreement, upon consummation of the Proposed Business Separation, the total debt outstanding to EBITDA (as defined in the credit agreement) ratio at the date of the separation cannot be above 3.25.

During the year ended December 31, 2010, net cash provided by operating activities was approximately $159.7 million. Net income during this period was $46.3 million and we recognized $127.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $14.1 million (exclusive of the operating assets and liabilities acquired in the FiberNet acquisition). The principal changes in operating assets and liabilities from December 31, 2009 to December 31, 2010 were as follows: accounts receivable increased by $3.0 million primarily due to the wireless wholesale receivables growth in revenue and timing of payments and a $2.4 reduction in allowance for bad debts related to improvement in receivable aging; inventories and supplies decreased $4.4 million driven by initiatives to reduce inventory during 2010 as well as reduced lead times on handsets; other current assets increased $1.4 million related to increases in prepaid maintenance contract and rents; changes in income taxes decreased cash by $6.9 million due to net estimated tax payments which, due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter estimated tax payment, resulted in a $10.4 million receivable at December 31, 2010; accounts payable decreased $5.2 million; and other current liabilities increased $8.8 million primarily related to accrued compensation, accrued interest and rebate and professional services accruals. Retirement benefit payments for 2010 were approximately $10.9 million which includes a $9.0 million pension plan funding.

During the year ended December 31, 2009, net cash provided by operating activities was approximately $182.6 million. Net income during this period was $64.2 million. We recognized $135.9 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $17.5 million. The principal changes in operating assets and liabilities from December 31, 2008 to December 31, 2009 were as follows: accounts receivable decreased by $1.8 million primarily due to an increase in the allowance for doubtful accounts; inventories and supplies decreased $0.2 million; other current assets increased $0.5 million; changes in income taxes totaled $5.5 million due to net estimated tax payments compared to current tax accruals; accounts payable decreased $1.5 million; and other current liabilities decreased $2.0 million primarily related to incentive plan bonus accrual at December 31, 2008. Retirement benefit payments for 2009 were approximately $9.9 million which includes a $9.0 million pension plan funding.

During the year ended December 31, 2008, net cash provided by operating activities was approximately $185.3 million. Net income during this period was $44.9 million. We recognized $141.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $1.1 million. The principal changes in operating assets and liabilities from December 31, 2007 to December 31, 2008 were as follows: accounts receivable increased by $2.0 million; inventories and supplies increased $3.4 million driven by an increase in demand and thus inventory on hand of higher-priced handsets; other current assets decreased $0.7 million; income tax receivable decreased $10.3 million due primarily to the receipt of a $10.3 million tax refund (as discussed later in this section); accounts payable increased $0.1 million; and other current liabilities decreased $0.7 million. Retirement benefit payments for 2008 were approximately $6.2 million which includes a $5.4 million pension plan funding.

Our cash flows used in investing activities for the year ended December 31, 2010 were approximately $262.9 million of which $162.3 million was used for the purchase of FiberNet (Note 2 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K) and $90.7 million was used for the purchase of property and equipment comprised of (i) approximately $39.2 million related to our wireless business, including approximately $11.9 million of continued network coverage expansion and enhancements within our coverage area, approximately $13.7 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $13.6 million to support our existing networks and other business needs, (ii) approximately $40.8 million related to our wireline business, including approximately $3.7 million for the Allegheny network infrastructure and integration, $14.4 million for success-based customer and network expansion, and $22.7 million for RLEC infrastructure upgrades and growth and network sustainment, and (iii) approximately $10.8 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences. Our cash flows used in investing activities for 2010 also included $9.2 million in pledged deposits for Rural Utilities Service (“RUS”) grants and $0.7 million due from RUS for reimbursement of the grant portion of capital spent on the projects through December 31, 2010 (Note 3 in the Notes to audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K).

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

We currently expect capital expenditures for 2011 to be in the range of $110 million to $115 million, including approximately $6 million of one-time costs in our wireline business related to the integration of FiberNet. Our remaining wireline capital expenditures will be targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive Wireline voice and data offerings, including strategic fiber builds, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. Our capital expenditures associated with our wireless business will be primarily for additional capacity needs, continued network coverage expansion and for coverage enhancements within our coverage area. Finally, we will make additional investments in web portal and other enhancements and upgrades to our information technology systems in support of growth and new service offerings and applications.

Net cash provided by financing activities for the year ended December 31, 2010 aggregated $67.8 million, which primarily represents the following:

•	$124.7 million proceeds from the issuance of long-term debt, net of original issue discount;

•	$3.4 million in debt issuance costs;

•	$7.0 million repayments on our First Lien Term Loan;

•	$46.6 million used for common stock cash dividends ($1.12 per share in the aggregate) paid on January 12, 2010, April 12, 2010, July 14, 2010 and October 14, 2010;

•	$1.4 million used for capital distributions to noncontrolling interests; and,

•	$1.5 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

Net cash used in financing activities for the year ended December 31, 2009 aggregated $62.6 million, which primarily represents the following:

•	$628.7 million in proceeds from the issuance of long-term debt, net of original issue discount;

•	$11.5 million in debt issuance costs;

•	$608.1 million used to repay our first lien term loan;

•	$9.3 million used to terminate our interest rate swap, inclusive of $2.3 million of accrued unpaid interest;

•	$44.0 million used for common stock cash dividends ($1.04 per share in the aggregate) paid on January 12, 2009, April 13, 2009, July 13, 2009 and October 13, 2009;

•	$16.9 million used for the repurchase of our common stock;

•	$1.4 million used for capital distributions to noncontrolling interests;

•	$0.7 million used to acquire a noncontrolling interest in the VA Alliance; and

•	$0.7 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

Net cash used in financing activities for the year ended December 31, 2008 aggregated $40.7 million, which primarily represents the following:

•	$6.3 million in payments on our senior secured term loan;

•	a total of $35.4 million for common stock cash dividends ($0.84 per share in the aggregate) paid on January 10, 2008, April 11, 2008, July 11, 2008 and October 10, 2008; and

•	$1.0 million proceeds and tax benefits primarily related to the exercise of stock options.

As of December 31, 2010, we had approximately $15.7 million in cash and working capital (current assets minus current liabilities) of approximately $15.2 million. As of December 31, 2009, we had approximately $51.1 million in cash and working capital of approximately $41.3 million. Of the cash on hand on December 31, 2010, $10.3 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the credit agreement.

We paid dividends of $0.28 per share in each of the four quarters of 2010, totaling $46.6 million. On November 2, 2010, the board of directors declared a dividend in the amount of $0.28 per share which was paid on January 14, 2011 to stockholders of record on December 14, 2010 and totaled $11.7 million. On February 24, 2011, the board of directors declared a dividend in the amount of $0.28 per share to be paid on April 14, 2011 to stockholders of record on March 15, 2011. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement (as discussed earlier in this section).

We believe that our current unrestricted cash balances of $15.7 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

On December 7, 2010, our board of directors approved plans to create separate wireless and wireline businesses by spinning off the wireline business into a separate publicly traded company. NTELOS Holdings Corp. debt will be reduced by means of a dividend from the New Wireline Company at the time of the separation to a level such that the debt to last twelve months adjusted EBITDA (as defined in the credit agreement) ratio will be less than 3.25 to 1. The New Wireline Company will pursue committed financing to close concurrent with the separation. Financing proceeds will be used to pay the dividend to NTELOS Holdings Corp. as described above.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2010:

	Payments Due by Period
(In thousands)	Total(2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1),(3)	$751,438	$7,600	$15,200	$728,638	$—
Capital lease obligations (3)	3,079	1,000	1,502	487	90
Operating lease obligations	165,431	26,886	46,040	38,019	54,486
Purchase obligations	$18,807	$18,807	$—	$—	$—

(1)

Represents the first-lien term loan facility and the incremental term loan under the senior credit facility. See Note 5 to the audited consolidated financial statements contained in Part II, Item 8. of our Annual Report on Form 10-K contained herein.

(2)

Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other post retirement benefit plans. See Note 12 to the audited consolidated financial statements contained in Part II, Item 8. of the Annual Report filed on Form 10-K contained herein.

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

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold below cost and on the relative fair value evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements but are directly associated with the underlying service being provided over the applicable coverage period. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

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

Long-lived Asset Recovery

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of December 31, 2010 that would require it to perform impairment testing.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 12 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

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

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. The Company’s annual testing is performed as of October 1 of each year.

The franchise rights value in the ILEC reporting unit largely reflects the value associated with revenues generated from its customers and future customers based on being the incumbent local exchange carrier and tandem access provider in these rural markets. The radio spectrum licenses relate primarily to PCS licenses in service in the markets that we serve. The Company utilizes the Greenfield cash flow valuation method in its impairment testing for these assets. The Greenfield method is an income approach which isolates value to the specific assets being valued and then compares the values to the calculated enterprise value as a validity test. The method is based on a number of assumptions under a start-up scenario but considers the Company’s future projects in modeling the operating results as the business matures.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends FASB ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial statements and disclosures, but does not believe it will have a material impact.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. The new legislation makes extensive changes to the current system of health care insurance and benefits. This new health care legislation creates an income tax charge for companies that provide qualifying prescription drug coverage to Medicare-eligible retirees and which currently receive a nontaxable subsidy from the U.S. government. Under the new health care legislation, income tax deductions for the cost of providing that prescription drug coverage will be reduced by the amount of any subsidy received. This change will cause companies to record a charge to earnings to write off a portion of their deferred tax assets related to postretirement health care obligations under current accounting requirements. Under FASB guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. The subsidy that the Company receives is not material and the expected impact of this new legislation is not expected to be material to the Company’s consolidated financial statements.

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

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-A, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this EITF modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. EITF 10-A is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the EITF, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company is currently assessing the impact of this EITF on its consolidated financial statements upon the effective date of January 1, 2011.

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-G, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. EITF 10-G also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. EITF 10-G is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of December 31, 2010, $751.4 million was outstanding under the first lien term loan. As of December 31, 2010, NTELOS Inc. had a leverage ratio of 3.39:1.00 and an interest coverage ratio of 5.48:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 3.75% above either the Eurodollar rate or 2.00%, whichever is greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever is greater. We have other fixed rate, long-term debt in the form of capital leases totaling $3.1 million as of December 31, 2010.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.0%. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $320.0 million covered by the cap agreement ($426.1 million at December 31, 2010). The cap agreement ends in August 2012.

At December 31, 2010, our financial assets included cash of $15.7 million. Other securities and investments totaled $1.2 million at December 31, 2010.

The following sensitivity analysis indicates the impact at December 31, 2010, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$746,128	$753,316	$770,873	$736,221
Capital lease obligations	3,079	3,079	3,387	2,771

A ten percent increase or decrease in interest rates would result in a change of $1.5 million in interest expense for 2011, computed using the 2% LIBOR floor stipulated in our senior credit facility. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 2% plus 3.75%. Actual LIBOR rates at December 31, 2010 were well below 2% and thus, a 10% change in the actual LIBOR rate from the rate at December 31, 2010 would result in no change in interest expense in 2011.

Item 8. Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and equity for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2011

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands)	December 31, 2010	December 31, 2009
Assets

Current Assets
Cash	$15,676	$51,097
Restricted cash	9,210	—
Accounts receivable, net of allowance of $15,627 ($18,028 in 2009)	55,988	45,767
Inventories and supplies	7,120	10,870
Other receivables	2,390	1,705
Income tax receivable	11,008	4,368
Prepaid expenses and other	12,193	10,196

	113,585	124,003

Securities and Investments	1,236	1,023

Property, Plant and Equipment
Land and buildings	46,201	43,331
Network plant and equipment	729,836	622,404
Furniture, fixtures and other equipment	93,425	75,620

Total in service	869,462	741,355
Under construction	19,495	14,008

	888,957	755,363
Less accumulated depreciation	318,599	254,388

	570,358	500,975

Other Assets
Goodwill	195,915	113,041
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $72,922 ($60,299 in 2009)	83,237	64,360
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,859	16,850
Deferred charges and other assets	15,474	12,845

	458,934	354,545

	$1,144,113	$980,546

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	December 31, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$8,567	$6,876
Accounts payable	32,004	30,756
Dividends payable	11,749	11,604
Advance billings and customer deposits	23,227	20,006
Accrued compensation	8,799	5,583
Accrued interest	3,727	30
Accrued operating taxes	3,195	3,070
Other accrued liabilities	7,068	4,802

	98,336	82,727

Long-term Liabilities
Long-term debt	740,640	622,032
Retirement benefits	38,610	41,287
Deferred income taxes	58,336	35,437
Other long-term liabilities	28,440	22,818
Income tax payable	500	136

	866,526	721,710

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,492 shares issued and 41,964 shares outstanding (42,486 shares issued and 41,431 shares outstanding in 2009)	425	425
Additional paid in capital	173,164	169,887
Treasury stock, 528 shares at cost (1,055 in 2009)	(12,862)	(16,927)
Retained earnings	30,210	32,129
Accumulated other comprehensive loss	(11,398)	(9,004)

Total NTELOS Holdings Corp. Stockholders’ Equity	179,539	176,510
Noncontrolling interests	(288)	(401)

	179,251	176,109

	$1,144,113	$980,546

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

NTELOS Holdings Corp.

(In thousands, except per share amounts)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating Revenues	$545,684	$549,700	$535,906

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	174,975	176,707	172,615
Customer operations	121,697	117,916	111,115
Corporate operations	37,714	32,929	32,692
Depreciation and amortization	89,381	91,657	102,940
Accretion of asset retirement obligations	781	773	989

	424,548	419,982	420,351

Operating Income	121,136	129,718	115,555

Other Income (Expenses)
Interest expense	(43,086)	(29,570)	(32,417)
(Loss) gain on interest rate derivatives	(147)	2,100	(9,531)
Other (expense) income, net	(366)	(864)	1,498

	(43,599)	(28,334)	(40,450)

	77,537	101,384	75,105

Income Tax Expense	31,192	37,209	30,228

Net Income	46,345	64,175	44,877

Net Income Attributable to Noncontrolling Interests	(1,537)	(890)	(48)

Net Income Attributable to NTELOS Holdings Corp.	$44,808	$63,285	$44,829

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic	$1.08	$1.50	$1.07
Income per share – diluted	$1.07	$1.50	$1.06

Weighted average shares outstanding – basic	41,322	42,061	41,980
Weighted average shares outstanding – diluted	41,695	42,300	42,284

Cash Dividends Declared per Share – Common Stock	$1.12	$1.06	$0.89

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(In thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities
Net income	$46,345	$64,175	$44,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,757	80,257	91,190
Amortization	12,624	11,400	11,750
Accretion of asset retirement obligations	781	773	989
Deferred income taxes	25,206	34,169	19,193
Loss (gain) on interest rate swap derivatives	147	(2,100)	9,531
Equity-based compensation expense	5,726	3,456	2,729
Amortization of loan origination costs and debt discount	3,073	1,294	378
Write off unamortized debt issuance costs related to first lien term loan	—	781	—
Retirement benefits and other	3,145	5,863	5,779
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(2,961)	1,751	(1,975)
Decrease (increase) in inventories and supplies	4,402	237	(3,414)
(Increase) decrease in other current assets	(1,395)	(497)	724
Changes in income taxes	(6,901)	(5,478)	10,275
(Decrease) increase in accounts payable	(5,194)	(1,509)	120
Increase (decrease) in other current liabilities	8,807	(2,037)	(650)
Retirement benefit contributions and distributions	(10,860)	(9,930)	(6,151)

Net cash provided by operating activities	159,702	182,605	185,345

Cash flows from investing activities
Purchases of property, plant and equipment	(90,693)	(107,891)	(132,491)
Purchase of FiberNet, net of cash acquired of $221 and working capital and other adjustments of $6,440	(162,283)	—	—
Acquisition of assets from Allegheny Energy, Inc.	—	(26,708)	—
Pledged deposit for Rural Utilities Service grants	(9,210)	—	—
Other	(692)	—	51

Net cash used in investing activities	(262,878)	(134,599)	(132,440)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	124,687	628,650	—
Debt issuance costs	(3,439)	(11,538)	—
Repayments on senior secured term loans	(6,975)	(608,073)	(6,287)
Termination payment of interest rate swap	—	(9,342)	—
Cash dividends paid on common stock	(46,582)	(43,968)	(35,384)
Repurchase of common stock	—	(16,927)	—
Capital distributions to noncontrolling interests	(1,424)	(1,412)	—
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	—	(653)	—
Proceeds from stock option exercises and employee stock purchase plan	1,513	549	558
Other	(25)	113	433

Net cash provided by (used in) financing activities	67,755	(62,601)	(40,680)

(Decrease) increase in cash	(35,421)	(14,595)	12,225
Cash:
Beginning of period	51,097	65,692	53,467

End of period	$15,676	$51,097	$65,692

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

NTELOS Holdings Corp.

(In thousands, except per share amounts)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	42,063	$421	$162,304	$6,603	$2,012	$171,340	$428	$171,768
Effects of changing the retirement plan measurement date pursuant to the provisions included in FASB ASC 715-30-35-62
Net periodic benefit cost for October 1 – December 31, 2007, net of $287 of deferred income taxes				(464)	14	(450)		(450)
Equity-based compensation			2,729			2,729		2,729
Expiration of former Class A common stock repurchase rights			181			181		181
Excess tax deduction related to equity-based compensation recorded for non-qualified stock option exercises			439			439		439
Restricted shares issued, shares issued through the employee stock purchase plan and stock options exercised	121	1	557			558		558
Cash dividends declared ($0.89 per share)				(37,519)		(37,519)		(37,519)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.				44,829
Unrecognized loss from defined benefit plans, net of $11,118 of deferred income taxes					(17,464)
Comprehensive income attributable to NTELOS Holdings Corp.						27,365
Comprehensive income attributable to noncontrolling interests							48
Total Comprehensive Income								27,413

Balance, December 31, 2008	42,184	$422	$166,210	$13,449	$(15,438)	$164,643	$476	$165,119

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

NTELOS Holdings Corp.

Continued

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	42,184	—	$422	$166,210	$—	$13,449	$(15,438)	$164,643	$476	$165,119
Equity-based compensation				2,671				2,671		2,671
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.				(298)				(298)	(355)	(653)
Excess tax deduction related to equity-based compensation recorded for non-qualified stock option exercises				75				75		75
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	302		3	1,210				1,213		1,213
Expiration of former Class A common stock repurchase rights				19				19		19
Repurchase of common stock		1,046			(16,927)			(16,927)		(16,927)
Unvested restricted stock forfeitures		9						—		—
Cash dividends declared ($1.06 per share)						(44,605)		(44,605)		(44,605)
Capital distribution to noncontrolling interests								—	(1,412)	(1,412)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						63,285
Amortization of unrealized loss from defined benefit plans, net of $507 of deferred income taxes							781
Unrecognized gain (net) from defined benefit plans, net of $3,589 of deferred income taxes							5,653
Comprehensive income attributable to NTELOS Holdings Corp.								69,719
Comprehensive income attributable to noncontrolling interests									890
Total Comprehensive Income										70,609

Balance, December 31, 2009	42,486	1,055	$425	$169,887	$(16,927)	$32,129	$(9,004)	$176,510	$(401)	$176,109

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

NTELOS Holdings Corp.

Continued

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	42,486	1,055	$425	$169,887	$(16,927)	$32,129	$(9,004)	$176,510	$(401)	$176,109
Equity-based compensation				4,246				4,246		4,246
Excess tax deduction related to equity-based compensation recorded for non-qualified stock option exercises				157				157		157
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	6	(527)		(1,126)	4,065			2,939		2,939
Cash dividends declared ($1.12 per share)						(46,727)		(46,727)		(46,727)
Capital distribution to noncontrolling interests									(1,424)	(1,424)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						44,808
Amortization of unrealized loss from defined benefit plans, net of $190 of deferred income taxes							299
Unrecognized loss (net) from defined benefit plans, net of $1,715 of deferred income taxes							(2,693)
Comprehensive income attributable to NTELOS Holdings Corp.								42,414
Comprehensive income attributable to noncontrolling interests									1,537
Total Comprehensive Income										43,951

Balance, December 31, 2010	42,492	528	$425	$173,164	$(12,862)	$30,210	$(11,398)	$179,539	$(288)	$179,251

See accompanying Notes to Consolidated Financial Statements

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

Holdings Corp. was formed in January 2005 for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its shareholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. By May 2005, the Company had acquired all of NTELOS Inc.’s common shares, warrants and vested options. During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of 15,375,000 shares of its common stock at a price of $12.00 per share. Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle,” a founding member of Holdings Corp., continues to own approximately 27% of the Company’s common shares as of December 31, 2010.

Note 2. Acquisitions and Proposed Business Separation

Asset purchase from Allegheny Energy, Inc.

On December 31, 2009, the Company closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. for approximately $27 million. The purchase included approximately 2,200 route-miles of fiber principally through Indefeasible Rights to Use (“IRUs”) located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio.

FiberNet Acquisition

On December 1, 2010, the Company acquired from One Communications Corp. (“OCC”) all of the membership interest of Mountaineer Telecommunication, LLC (hereinafter referred to as “FiberNet”) for net cash consideration at closing of approximately $163 million. FiberNet is a facility-based Competitive Local Exchange Carrier (“CLEC”) headquartered in Charleston, West Virginia. FiberNet offers voice, data, and IP-based services in West Virginia and portions of Ohio, Maryland, Pennsylvania, Virginia and Kentucky and has approximately 30,000 customer accounts and an extensive fiber network. The FiberNet network provides enhancements that add diversity and capacity to the Company’s combined network of approximately 5,800 route-miles and the increased density provides immediate access to more enterprise customers in new tier two and three markets. The Company funded the acquisition through a combination of a $125 million incremental term loan under the existing senior credit facility and cash on hand. Under the terms of the purchase agreement, $5.0 million of the purchase price was put in escrow and is scheduled to be released to OCC on December 1, 2011 subject to adjustments stemming from a contractually provided net working capital true-up or indemnification claims raised by the Company.

The Company will finalize its acquisition accounting in 2011. The Company has completed its initial appraisal of the fair value of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill recognized as of the acquisition date. The fair values of the assets acquire and liabilities assumed were determined using the income, cost, and market approaches. The cost and market approaches were used in combination to determine the fair value of the real and personal property and derivations of the income approach were predominately used in valuing the intangible assets.

The implied goodwill resulting from this acquisition is the result of the added network diversity and density noted above, access to new markets and perspective enterprise customers, operational synergies and the assembled workforce. Substantially all of the goodwill is expected to be deductible for tax purposes in future periods.

The following table summarizes the consideration paid and the allocation of the assets acquired and liabilities assumed:

(Dollars in thousands)
Assets acquired
Current Assets	$8,138
Property, Plant and Equipment	54,246
Goodwill	82,874
Intangible assets subject to amortization
Customer relationship intangible	29,700
Trademark and other	1,800
Other Assets	1,699

Total assets acquired	178,457

Liabilities assumed
Current liabilities	11,072
Long-term debt (capital leases)	1,603
Other Liabilities	3,278

Total liabilities assumed	15,953

Net assets acquired (Final Net Cash Consideration)	$162,504

The amount of FiberNet revenue and net income included in the Company’s consolidated statement of operations for the period December 1, 2010 through December 31, 2010 are $5.8 million and $0.1 million, respectively.

The following 2010 unaudited pro forma information presents the combined results of operations of FiberNet from the January 1 through November 30, 2010 pre-acquisition period with the results of NTELOS Holdings Corp. for the year ended December 31, 2010. The 2009 unaudited pro forma information presents the combined results of operation for FiberNet and NTELOS Holdings Corp. for the year ended December 31, 2009. The FiberNet results are based on unaudited financial statements. Adjustments were made to allocate certain previously unallocated expenses from FiberNet’s former parent, OCC, which relate to the FiberNet business. Additional adjustments may be made following completion of the audit of the FiberNet financial statements. Additionally, depreciation and amortization are pro forma to reflect the application of acquisition accounting, and interest expense is pro forma to consider the Company’s blended interest rate and assuming the $125 million incremental Term Loan B occurred on the assumed acquisition date of January 1, 2010 and 2009, respectively.

(Dollars in thousands)(Unaudited)	Pro forma 2010	Pro forma 2009
Pro forma revenue	$613,345	$622,863
Pro forma operating income	129,776	138,405
Pro forma net income attributable to NTELOS Holdings Corp.	$47,230	$63,822

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the transaction occurred on January 1, 2009 and 2010, or of future results of operations.

Proposed Business Separation

On December 7, 2010, the Company’s board of directors approved a proposed plan to create separate wireless and wireline businesses by spinning off the wireline business into a newly formed publicly traded company (hereinafter referred to as the “Proposed Business Separation”). Pursuant to the plan, the transaction will be structured as a tax free distribution of The New Wireline Company shares to stockholders of NTELOS Holdings Corp. at a time and exchange rate to be determined during the second half of 2011. Both companies are expected to be listed on the Nasdaq stock exchange. Consummation of the Proposed Business Separation is subject to final approval by the NTELOS Holdings Corp. board of directors. It also is subject to satisfaction of several conditions, including confirmation of the tax-free treatment, receipt of Nasdaq listing, Federal and State telecommunications regulatory approvals, and the filing and effectiveness of a registration statement on Form 10 with the Securities and Exchange Commission.

Note 3. Significant Accounting Policies

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

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative fair value with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold below cost and on the relative fair value evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues. Nonrefundable activation fee revenue and certain associated direct costs for transactions in segments other than wireless are deferred as they are not associated with multiple deliverable arrangements but are directly associated with the underlying service being provided over the applicable coverage period. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at December 31, 2010 has maintained a high rating by Standard & Poor’s and Moody’s. At December 31, 2010 and 2009, the Company did not have any cash equivalents.

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at December 31, 2010 and 2009 was $5.2 million and $5.8 million, respectively. The remaining $10.5 million and $45.2 million of cash at December 31, 2010 and 2009 was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was $0.2 million, $0.1 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% ($8 million) will be funded by a grant from the federal government. The project is expected to be completed in 2012. Additionally during 2010, the Company was awarded a second grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total of this project is $4.4 million, of which 74% ($3.3 million) will be funded by a grant from the federal government. This project is expected to be completed in 2011. The Company was required to deposit 100% of its portion for both grants ($9.2 million) into pledged accounts in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. Accordingly, at December 31, 2010, the Company has $9.2 million held in non-interest bearing, fully insured escrow accounts with the Company’s primary commercial bank. The Company has a $0.7 million receivable for the reimbursable portion of the qualified recoverable expenditures through December 31, 2010.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $9.0 million, $13.0 million and $7.8 million, respectively. The Company’s allowance for doubtful accounts was $15.6 million, $18.0 million and $14.4 million as of December 31, 2010, 2009 and 2008, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of December 31, 2010 that would require it to perform impairment testing.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 12 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

Goodwill, franchise rights and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2010, none of the reporting units with goodwill were at risk of failing step one of the goodwill impairment testing as the goodwill value of each reporting unit substantially exceeded its carrying value.

The franchise rights value in the ILEC reporting unit largely reflects the value associated with revenues generated from its customers and future customers based on being the incumbent local exchange carrier and tandem access provider in these rural markets. The radio spectrum licenses relate primarily to PCS licenses in service in the markets that we serve. The Company utilized the Greenfield cash flow valuation method in its impairment testing for these assets. The Greenfield method is an income approach which isolates value to the specific assets being valued and then compares the values to the calculated enterprise value as a validity test. The method is based on a number of assumptions under a start-up scenario but considers the Company’s future projects in modeling the operating results as the business matures. The results of our testing indicated that the fair value of these intangible assets significantly exceeded their respective book value. Based on the Company’s evaluation of fair value of its franchise rights and radio spectrum licenses, no impairment existed as of October 1, 2010. Subsequent to October 1, 2010, the Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets.

The following table presents the activity in goodwill for the years ended December 31, 2010 and 2009.

(In thousands)	2010	2009
Goodwill, beginning	$113,041	$118,448
Adjustment to wireless segment deferred tax liability established in acquisition accounting	—	(5,407)
Excess of cash paid over value of tangible assets acquired from the FiberNet business	82,874	—

Goodwill, ending	$195,915	$113,041

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2010 and 2009, other intangibles were comprised of the following:

		2010		2009
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$144,709	$(69,108)	$115,009	$(57,291)
Trademarks	14 to 15 yrs	10,350	(3,770)	9,650	(3,008)
Non-compete agreement	2 yrs	1,100	(44)	—	—

Total		$156,159	$(72,922)	$124,659	$(60,299)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. The amortization for the FiberNet customer relationship intangible is being amortized over its useful life based on the estimate of earnings attributable to these assets in the current year as a percentage of the total earnings attributable to these assets from which their values were derived. This results in an acceleration of amortization in the earlier periods and declines in future periods as the projected underlying earnings decrease due to assumed customer churn.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events, changing and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2010 or 2009. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $12.6 million, $11.4 million and $11.8 million, respectively.

The Company attributed $29.7 million of the FiberNet acquisition (Note 2) to customer relationships, of which the portion related to business customers ($29.0 million) is being amortized over a period of 11 years and the portion relating to residential customers ($0.7 million) is being amortized over a period of six years. The Company also attributed $0.7 million of the FiberNet acquisition to trademarks, which is being amortized over a period of six months, and $1.1 million to a non-compete agreement with OCC, which is being amortized over a period of two years.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
2011	$17,856	$1,228	$528	$19,612
2012	14,655	645	528	15,828
2013	13,541	645	—	14,186
2014	12,905	645	—	13,550
2015	$6,576	$645	$—	$7,221

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

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

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2010 and 2009:

(In thousands)	2010	2009
Asset retirement obligations, beginning	$14,216	$12,817
Asset retirement obligations acquired from purchase of FiberNet	105	—
Additional asset retirement obligations recorded, net	580	626
Accretion of asset retirement obligations	781	773

Asset retirement obligations, ending	$15,682	$14,216

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

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over a period equal to the term of the related debt instrument. The Company incurred $3.4 million of issuance costs related to the $125 million incremental Term Loan B borrowing on August 2, 2010 which was deferred and is being amortized (Note 5).

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expenses in the consolidated statements of operations). Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $14.3 million, $14.5 million and $12.6 million, respectively.

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

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. For the years ended December 31, 2010 and 2009, equity-based compensation expense of $1.5 million and $0.8 million, respectively, has been recorded for these matching contributions, with an offsetting increase to additional paid-in capital on the consolidated balance sheet.

Operating Leases

The Company has operating leases for administrative office space, retail space, tower space, and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The Company’s minimum lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options based on the premise that failure to renew the leases imposes an economic penalty on the Company in such amount that a renewal appears to be reasonably assured. The Company’s cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with up to 5 renewal options of 5 years each. Leasehold improvements are depreciated over the shorter of the assets’ useful life or the lease term, including renewal option periods that are reasonably assured.

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

The fair value of the common stock options granted in 2010, 2009 and 2008 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 9).

Total equity-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2010, 2009 and 2008 (Note 9) and the Company’s 401(k) matching contributions for 2010 and 2009 was allocated as follows:

(In thousands)	2010	2009	2008
Cost of sales and services	$859	$455	$277
Customer operations	1,112	714	458
Corporate operations	3,755	2,287	1,994

Equity-based compensation expense	$5,726	$3,456	$2,729

Future charges for equity-based compensation related to instruments outstanding at December 31, 2010 for the years 2011 through 2014 are estimated to be $4.2 million, $3.3 million, $1.5 million, and $0.1 million, respectively.

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

Wireless PCS: The Company’s wireless PCS business carries digital phones and services, marketed in retail stores, inside sales representatives, on the Company’s website and business-to-business channels throughout much of Virginia and West Virginia. The Company’s wireless PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a populated area of 3.6 million people primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The Virginia West market currently serves a populated area of 2.6 million people in central and western Virginia primarily through the Virginia PCS Alliance, L.C. (“VA Alliance”), a 97% majority owned Limited Liability Company. The West Virginia market is served by West Virginia PCS Alliance, L.C. (“WV Alliance”), a wholly owned Limited Liability Company, and currently covers a populated area of 1.8 million people primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a populated area of approximately 1.0 million people.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a Strategic Network Alliance with Sprint, which West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and NTELOS Inc. entered into in June 2004 and which was amended in July 2007. Revenue from this wholesale service agreement for the years ended December 31, 2010, 2009 and 2008 was $110.3 million, $112.8 million and $103.6 million, respectively.

RLEC: The Company has two RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. The Company’s primary RLEC services are voice services and broadband Internet access. In addition, the Company has passed approximately 10,400 homes with fiber in its RLEC service area as of December 31, 2010, which homes have access to IPTV-based video services and broadband Internet access with speeds up to 20Mbps. Revenues and operating expenses related to video and broadband Internet are reported in the Competitive Wireline segment.

Competitive Wireline: In addition to the RLEC services, the Company directly or indirectly owns approximately 5,800 route-miles of fiber optic network which it utilizes to provide high capacity transport, data services and broadband Internet access. As discussed in Note 2, the Company significantly expanded its network through the acquisition of approximately 2,200 miles of fiber from Allegheny Energy, Inc. on December 31, 2009 and significantly increased its density and capacity through the acquisition of FiberNet on December 1, 2010, which included approximately 30,000 customer accounts. The Competitive Wireline segment offers services in more than 30 geographic markets as well as transport services to retail and carrier customers across the network that reaches portions of Virginia, West Virginia, southwestern Pennsylvania, Maryland, and Ohio. The Competitive Wireline segment focuses on providing “on-net” fiber-based services, including integrated voice and data service, Metro Ethernet, dedicated high speed Internet access and carrier transport services. To further extend the reach, the Company’s network is connected to the Valley Network Partnership, a partnership of three nonaffiliated communications companies that have interconnected their networks reaching a ten-state mid-Atlantic region, stretching from Pennsylvania to Florida. As noted in the RLEC section above, revenue and operating expenses from services sold in the RLEC service areas that relate to unregulated services, such as integrated access, DSL, broadband over fiber and video, are reported in the Competitive Wireline segment. The Competitive Wireline segment pays the RLEC a wholesale market rate for these services, the revenue and expense of which are eliminated in consolidation.

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for the years ended December 31, 2010, 2009 and 2008 were $6.0 million, $6.0 million and $5.1 million, respectively. Additionally, the “Other” segment included equity-based compensation of $4.6 million, $2.8 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to equity awards for all employees receiving such awards and 401(k) matching contributions for Other segment employees, which were made in Company common stock beginning in June 2009. The Company also incurred and did not allocate $2.8 million of costs related to the acquisition of FiberNet and $0.4 million of costs related to the Proposed Business Separation (Note 2) in 2010.

Operating expenses which provide direct benefits to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $23.9 million, $22.3 million and $24.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $9.7 million, $7.9 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Revenues from Sprint accounted for 22.0%, 22.4% and 21.5% of the Company’s total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue from Sprint was derived from a wireless PCS wholesale contract, wireless outcollect roaming and RLEC and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total

As of and for the year ended December 31, 2010
Operating revenues	$406,396	$54,871	$83,885	$532	$—	$545,684
Intersegment revenues(1)	302	6,876	5,459	27	(12,664)	—
Operating income (loss)	88,596	25,878	20,447	(13,785)	—	121,136
Depreciation and amortization	57,982	14,082	17,231	86	—	89,381
Accretion of asset retirement obligations	768	22	(11)	2	—	781
Equity-based compensation charges	690	373	75	4,588	—	5,726
Acquisition related charges(2)	—	—	206	2,814	—	3,020
Proposed Business Separation related charges(3)	—	—	—	352	—	352

Capital expenditures	39,187	12,522	28,230	10,754	—	90,693

Goodwill	63,700	33,438	98,777	—	—	195,915

Total segment assets	$509,332	$195,463	$346,037	$1,145	$—	$1,051,977
Corporate assets						92,136

Total assets						$1,144,113

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

Acquisition related charges include legal and other professional fees incurred during 2010 related to the Company’s acquisition of the FiberNet business from One Communications Corp., which closed on December 1, 2010 (Note 2).

(3)

Proposed Business Separation related charges include audit, legal and other professional fees incurred in the fourth quarter of 2010 related to the Company’s proposed separation of its wireline business into a separate publicly traded company (Note 2).

(In thousands)	Wireless PCS	RLEC	Competitive Wireline	Other	Elim- inations	Total
As of and for the year ended December 31, 2009
Operating revenues	$424,678	$57,304	$67,237	$481	$—	$549,700
Intersegment revenues(1)	272	6,420	4,686	25	(11,403)	—
Operating income (loss)	96,464	27,694	14,944	(9,384)	—	129,718
Depreciation and amortization	62,906	14,940	13,654	157	—	91,657
Accretion of asset retirement obligations	704	20	58	(9)	—	773
Equity-based compensation charges	387	188	36	2,845	—	3,456
Voluntary early retirement and workforce reduction plans (2)	1,331	59	—	146	—	1,536

Capital expenditures	50,747	11,316	26,023	19,805	—	107,891
Acquisition of assets from Allegheny Energy, Inc.	—	—	26,708	—	—	26,708

Goodwill	63,700	33,438	15,903	—	—	113,041

Total segment assets	$518,961	$189,844	$153,358	$1,116	$—	$863,279
Corporate assets						117,267

Total assets						$980,546

For the year ended December 31, 2008
Operating revenues	$411,951	$59,518	$63,878	$559	$—	$535,906
Intersegment revenues(1)	226	6,297	4,384	34	(10,941)	—
Operating income (loss)	84,756	28,661	12,402	(10,264)	—	115,555
Depreciation and amortization(3)	73,780	14,449	12,468	2,243	—	102,940
Accretion of asset retirement obligations	916	18	57	(2)	—	989
Equity-based compensation charges	—	—	—	2,729	—	2,729
Voluntary early retirement plan charges (4)	—	597	384	—	—	981

Capital expenditures	88,357	13,384	21,745	9,005	—	132,491

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

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

(3)	Depreciation and amortization for the other segment for the year ended December 31, 2008 contains a $1.4 million impairment charge relating to radio spectrum licenses not in service.
(4)

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

Note 5. Long-Term Debt

As of December 31, 2010 and 2009, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	2010	2009
First lien term loan	$746,128	$627,444
Capital lease obligations	3,079	1,464

	749,207	628,908

Less: current portion of long-term debt	8,567	6,876

Long-term debt	$740,640	$622,032

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced the existing first lien term loan with $670 million of new senior secured credit facilities comprised of a $35 million revolving credit facility and a $635 million term loan. The first lien term loan was issued at a 1% discount for net proceeds of $628.7 million. On August 2, 2010, the Company closed on an additional $125 million senior incremental loan under the senior secured credit facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund the FiberNet acquisition, which closed on December 1, 2010 (Note 2). The Incremental Term Loan was issued at a 0.25% discount for net proceeds of $124.7 million. The first lien term loan (collectively with the Incremental Term Loan, the “First Lien Term Loan”) matures in August 2015 with quarterly payments of $1.9 million and the remainder due at maturity. The First Lien Term Loan bears interest at 3.75% above either the Eurodollar rate or 2.0%, whichever is greater. The senior secured credit facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At December 31, 2010, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 3.39:1.00 and its interest coverage ratio (as defined) was 5.48:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remained undrawn as of December 31, 2010.

The first lien term loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the credit agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the new credit agreement, the restricted payment basket was initially set at $50.0 million and was $37.2 million as of December 31, 2010. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments, including dividend payments and stock repurchases. Excess cash flow for 2010 resulted in an addition of $10.8 million to the restricted payment basket.

The previous first lien term loan bore interest at 2.25% above the Eurodollar rate.

In connection with the refinancing of the First Lien Term Loan and the issuance of the Incremental Term Loan described above, the Company deferred issuance costs of approximately $15.0 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the year ended December 31, 2010 and 2009 was $2.1 million and $0.9 million, respectively.

In association with the refinancing in 2009, the Company also wrote off $0.8 million of unamortized deferred issuance costs relating to the previous first lien term loan that are included in other expense on the consolidated statement of operations.

The discounts related to the First Lien Term Loan noted above are being accreted to interest expense using the effective interest method over the life of the debt and is reflected in interest expense in the condensed consolidated statement of operations. Accretion for the year ended December 31, 2010 and 2009 was $1.0 million and $0.4 million, respectively.

The aggregate maturities of long-term debt outstanding at December 31, 2010, excluding capital lease obligations, based on the contractual terms of the instruments are $7.6 million per year in 2011 through 2014 and $721.0 million in 2015.

The Company’s blended average interest rate on its long-term debt for the years ended December 31, 2010, 2009 and 2008 was approximately 6.2%, 4.8% and 5.4%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with lease terms of four to five years. At December 31, 2010, the carrying value and accumulated depreciation of these assets was $3.7 million and $1.6 million, respectively. In addition, the Company assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. The total net present value of the Company’s future minimum lease payments is $3.1 million. As of December 31, 2010, the principal portion of these capital lease obligations is due as follows: $1.0 million in 2011, $0.8 million in 2012, $0.7 million in 2013, $0.4 million in 2014 and $0.1 million in 2015.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Cash payments for:
Interest (net of amounts capitalized)	$35,909	$29,255	$32,241
Income taxes	15,826	8,040	11,389
Cash received from income tax refunds	3,089	3	10,358
Supplemental financing activities:
Dividend declared not paid	$11,749	$11,604	$10,968

Interest payments in the above table are net of $5.1 million interest paid and $0.6 million net interest received on the interest rate swap agreements for the years ended December 31, 2009 and 2008, respectively. The amount of interest capitalized in the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.3 million and $0.7 million, respectively.

Note 7. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions. The following is a summary by balance sheet category:

Long-Term Investments

At December 31, 2010 and 2009, the Company had an investment in CoBank, ACB (“CoBank”) of $1.1 million and $0.9 million, respectively, and miscellaneous other investments. All of the investments are carried under the cost method at December 31, 2010 and 2009 as it is not practicable to estimate fair value.

Interest Rate Derivatives

In accordance with the requirement of the first lien term loan, in the fourth quarter of 2010 the Company purchased an interest rate cap for $0.4 million with a notional amount of $320 million. The interest rate cap reduces the Company’s exposure to changes in the three month U.S. Dollar LIBOR by capping the rate at 3.0%. The value of the interest rate cap as of December 31, 2010 is $0.3 million and is included in other long-term assets in the consolidated balance sheets. The interest rate cap agreement ends in August 2012.

In connection with the aforementioned 2009 refinancing, the Company paid $9.3 million, inclusive of $2.3 million of accrued unpaid interest, to terminate its interest rate swap agreement which otherwise would have matured on March 1, 2010. The payment was based on the current market value. The interest rate swap had a notional amount of $600 million with fixed interest rate payments at a per annum rate of 2.66% and variable rate payments based on the three-month U.S. Dollar LIBOR.

The Company did not designate the interest rate cap agreement or the swap agreement as cash flow hedges for accounting purposes. Therefore the change in market value of the swap or cap agreements is recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded a $0.1 million loss on the interest rate cap for the year ended December 31, 2010 due to a decline in its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2010 and 2009.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
December 31, 2010
Nonderivatives:
Financial assets:
Cash	$15,676		$15,676	$15,676
Long-term investments for which it is not practicable to estimate fair value	N/A		1,213	N/A
Financial liabilities:
Senior credit facility	751,438		746,128	753,316
Capital lease obligations	$3,079		$3,079	$3,079
Derivative relating to debt:
Interest rate cap asset	320,000	*	269	269
December 31, 2009
Nonderivatives:
Financial assets:
Cash	$51,097		$51,097	$51,097
Long-term investments for which it is not practicable to estimate fair value	N/A		1,023	N/A
Financial liabilities:
Senior credit facility	633,413		627,444	630,993
Capital lease obligations	1,464		1,464	1,464

*	Notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $1.1 million and $0.9 million as of December 31, 2010 and 2009, respectively, represent the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the first lien term loan held by CoBank. This investment is carried under the cost method.

The fair value of the senior credit facility was derived based on quoted trading price obtained from the administrative agent at December 31, 2010 and 2009, as applicable. The fair value of the derivative instrument was based on the purchase price in the fourth quarter of 2010. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 8. Stockholders’ Equity

On February 24, 2011, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.28 per share, which is to be paid on April 14, 2011 to stockholders of record on March 15, 2011.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. The Company did not repurchase any of its common shares during the year ended December 31, 2010. Through December 31, 2009, the Company had repurchased 1,046,467 shares for $16.9 million.

The computations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	2010	2009	2008
Numerator:
Income applicable to common shares for earnings-per-share computation	$44,808	$63,285	$44,829

Denominator:
Total shares outstanding	41,964	41,431	42,184
Less: unvested shares	(323)	(158)	(156)
Plus (less): effect of calculating weighted average shares	(319)	788	(48)

Denominator for basic earnings per common share – weighted average shares outstanding	41,322	42,061	41,980
Plus: weighted average unvested shares	323	158	156
Plus: common stock equivalents of stock options exercised	50	66	148
Plus: contingently issuable shares	—	15	—

Denominator for diluted earnings per common share – weighted average shares outstanding	41,695	42,300	42,284

For the years ended December 31, 2010, 2009 and 2008, the denominator for diluted earnings per common share excludes approximately 394,000 shares, 384,000 shares and 37,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Note 9. Stock Plans

The Company has an Equity Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 4,050,000. The Company also has a 2010 Equity and Cash Incentive Plan (together with the Equity Incentive Plan, the “Employee Equity and Cash Incentive Plans”) administered by the Compensation Committee of the Company’s board of directors, which was approved by NTELOS stockholders on May 6, 2010 and which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the 2010 Equity and Cash Incentive Plan is 4,000,000. As of December 31, 2010, 3,936,999 securities remained available for issuance under the Employee Equity and Cash Incentive Plans. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock available for grant under the Non-Employee Director Equity Plan is 400,000. The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plans are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

During the year ended December 31, 2010, the Company issued 396,739 stock options under the Employee Equity and Cash Incentive Plans and 28,520 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity and Cash Incentive Plans cliff vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. No options expired during the period. Additionally, during the year ended December 31, 2010, the Company issued 365,649 shares of restricted stock under the Employee Equity and Cash Incentive Plans, including 220,966 shares granted in December 2010 under a key employee retention plan in connection with the announcement of the Proposed Business Separation (Note 2). The Company also issued 13,700 shares of restricted stock under the Non-Employee Director Equity Plan during 2010. The restricted shares granted under the Employee Equity and Cash Incentive Plans generally cliff vest on the first, second or third anniversary of the grant date, with a majority of the shares granted under the key employee retention plan vesting on the earlier of the fourth anniversary of the grant date or the second anniversary of the effective date of the spin-off. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

Effective in 2010, upon the exercise of stock options or upon the grant of restricted stock under the Equity Incentive Plans, shares have been and are expected to continue to be issued from the treasury stock balance, if any. If no treasury shares are available for issuance, new common shares are expected to be issued.

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

	2010	2009	2008
Risk-free interest rate	2.0% to 3.53%	2.4% to 3.5%	3.3% to 3.8%
Expected volatility	39.7% to 42.1%	42.2% to 43.4%	31.2% to 34.4%
Weighted-average expected volatility	41.4%	42.4%	34.0%
Expected dividend yield	6.0% to 6.9%	4.2% to 6.4%	2.9% to 4.9%
Weighted-average expected dividend yield	6.4%	5.9%	3.8%
Expected term	7 years	7 years	5 to 7 years

The summary of the activity and status of the Equity Incentive Plans for the year ended December 31, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted -Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2010	1,456	$18.06
Granted during the period	425	17.59
Exercised during the period	(97)	14.34
Forfeited during the period	(93)	20.58

Outstanding at December 31, 2010	1,691	$18.02	8.0 years	$1,746

Exercisable at December 31, 2010	571	$18.15	7.1 years	$515

Total expected to vest at December 31, 2010	1,026	$17.38		$1,174

The weighted-average grant date fair value per share of stock options granted during 2010, 2009 and 2008 was $3.88, $4.29 and $5.63, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $0.5 million, $0.3 million and $1.7 million, respectively. The total fair value of options that vested during 2010, 2009 and 2008 was $2.1 million, $1.7 million and $1.6 million, respectively. As of December 31, 2010, there was $3.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2010 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2010	233	$18.14
Granted during the period	379	18.06
Vested during the period	(17)	18.01
Forfeited during the period	(34)	18.19

Restricted stock outstanding at December 31, 2010	561	$18.09

As of December 31, 2010, there was $5.7 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which commenced in July 2006 with 200,000 shares available. Effective in 2010, shares purchased under this plan have been and will continue to be issued from the treasury stock balance. If treasury shares are not available, new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the 2010, 2009 and 2008, 7,916 shares, 7,154 shares and 6,126 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in 2010, 2009 or 2008.

Note 10. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Current tax expense:
Federal	$3,842	$1,284	$7,468
State	2,144	1,756	3,567

	5,986	3,040	11,035

Deferred tax expense:
Federal	21,567	29,613	17,704
State	3,639	4,556	1,489

	25,206	34,169	19,193

	$31,192	$37,209	$30,228

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Computed tax expense at statutory federal rate of 35%	$27,138	$35,484	$26,287
Nondeductible compensation	530	482	631
FASB ASC 740 tax contingencies	—	(2,800)	—
Noncontrolling interests	(538)	—	—
State income taxes, net of federal income tax benefit	3,759	4,103	3,287
Other	303	(60)	23

	$31,192	$37,209	$30,228

During 2010, 2009, and 2008, the Company recognized a tax benefit of approximately $0.2 million, $0.1 million and $0.4 million, respectively, in stockholders’ equity associated with the excess tax benefit realized by the Company relating to stock compensation plans. During 2010, 2009 and 2008, the Company recognized a tax cost (benefit) of $(1.5) million, $4.1 million and $(11.1) million, respectively, in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities in accordance with FASB ASC 715. In addition, as more fully discussed in Note 11, the Company recognized a $(0.3) million tax benefit in 2008 related to the change in the measurement date for the defined benefit pension plan, the other postretirement benefit plans and the supplement executive retirement plan.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2010 and 2009:

(In thousands)	2010	2009
Deferred income tax assets:
Retirement benefits other than pension	$5,052	$4,581
Pension	5,253	7,127
Net operating loss	52,231	55,797
Debt issuance and discount	1,666	1,396
Accrued expenses	11,798	8,332
Other	2,118	1,077

	78,118	78,310

Deferred income tax liabilities:
Property and equipment	86,746	69,880
Intangibles	36,687	39,616
Licenses	13,021	4,251

	136,454	113,747

Net deferred income tax liability	$58,336	$35,437

The Company has unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of December 31, 2010. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $134.3 million as follows: $9.2 million per year in 2011 through 2024, $5.1 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. A reconciliation of the change in the UTB balance for the years ended December 31, 2010 and 2009 is as follows:

(In thousands)	2010	2009
Balance at beginning of the year	$136	$3,112
Additions for tax positions related to the current year	235	136
Increases (reductions) for tax positions related to prior years	129	(3,112)

	$500	$136

In 2009, the Company concluded a federal tax examination on a “No Change” basis for the year in which a UTB originated. As a result, a UTB of $3.1 million was recognized at the conclusion of the examination. Additionally, accrued interest of $0.7 million relating to the UTB was recognized as a reduction in interest expense.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2008-2010 and 2007-2010, respectively.

Note 11. Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEBs”) for its employees (Note 3). The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2010 and 2009, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligations, beginning of period	$66,259	$63,354	$11,858	$13,691
Service cost	2,813	2,921	101	126
Interest cost	3,861	3,597	686	773
Actuarial (gain) loss	5,360	(1,334)	1,272	(2,216)
Benefits paid, net	(2,800)	(2,574)	(802)	(516)
Special termination benefit	—	295	—	—

Benefit obligations, end of period	75,493	66,259	13,115	11,858

Change in plan assets:
Fair value of plan assets, beginning of period	45,866	29,135	—	—
Actual return on plan assets	7,105	10,306	—	—
Employer contributions	9,000	9,000	802	516
Benefits paid	(2,800)	(2,575)	(802)	(516)

Fair value of plan assets, end of period	59,171	45,866	—	—

Funded status:
Total Liability at December 31,	$(16,322)	$(20,393)	$(13,115)	$(11,858)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2010 and 2009 was $65.6 million and $57.6 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases. The Company has classified the projected amount to be paid in 2011 and 2010 of $1.7 million and $1.6 million, respectively, related to the other postretirement benefit plans and the nonqualified pension plans (discussed below) in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheets at December 31, 2010 and 2009.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2010, 2009 and 2008:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$2,813	$2,921	$2,745	$101	$126	$126
Interest cost	3,861	3,597	3,144	686	773	678
Recognized net actuarial loss	420	1,152	—	—	69	—
Expected return on plan assets	(4,388)	(3,032)	(3,827)	—	—	—

Net periodic benefit cost	$2,706	$4,638	$2,062	$787	$968	$804

Additional charges due to:
Special termination benefit	$—	$295	$859	$—	$—	$—

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The special termination benefit recorded in 2009 related to a pension enhancement pursuant to a voluntary early retirement plan accepted by certain employees of the wireless segment in 2009. The special termination benefit represents the effect of this enhancement on the accumulated benefit obligation for the related employees.

Unrecognized actuarial losses in 2010 were $2.6 million and $1.3 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2010 related to these respective plans was $8.9 million, net of a $5.7 million deferred tax asset, and $0.6 million, net of a $0.4 million deferred tax asset.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2010 and 2009 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2010	2009	2010	2009
Discount rate	5.50%	5.95%	5.50%	5.95%
Rate of compensation increase	3.00%	3.00%	—%	—%

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.95%	5.80%	6.25%	5.95%	5.80%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	—%	—%	—%
Rate of compensation increase	3.00%	3.00%	3.50%	—%	—%	—%

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

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 for the obligation as of December 31, 2010. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a $0.1 million increase and a $1.7 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and a $1.3 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2010 as well as considering input from our third party pension plan asset managers.

The weighted average actual asset allocations by asset category as of December 31, 2010 and the fair value by asset category as of December 31, 2010 and 2009 were as follows:

	Actual Allocation as of	Fair Value as of
Asset Category (dollars in thousands)	December 31, 2010	December 31, 2010	December 31, 2009
Large Cap Value	34%	$20,304	$23,319
Large Cap Blend	17%	9,979	—
Mid Cap Blend	7%	4,325	3,154
Small Cap Blend	5%	3,060	3,689
Foreign Stock - Large Cap	8%	4,672	4,543
Bond	25%	14,953	9,664
Cash and cash equivalents	3%	1,878	1,497

Total	100%	$59,171	$45,866

The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	72%	70%
Bond securities and cash equivalents	28%	30%

Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively even between these funds at December 31, 2010 and 2009. The maximum holdings of any one asset within these funds is under 3% of this fund and thus is well under 1% of the total portfolio. At December 31, 2010, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company expects to contribute $4.0 million to the pension plan in the first quarter of 2011. The Company expects the net periodic benefit cost for the defined benefit pension plan and the other postretirement benefit plans in 2011 to be $2.9 million ($0.6 million of which represents amortization of actuarial losses) and $0.8 million, respectively.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2011	$2,849	$686
2012	2,974	720
2013	3,041	725
2014	3,138	737
2015	3,311	749
2016-2020	$20,657	$4,190

Other Benefit Plans

The Company also sponsors a supplemental executive retirement plan and certain other nonqualified defined benefit pension plans assumed by NTELOS Inc. in a prior merger. The accumulated benefit obligation of the Company’s nonqualified pension plans were $10.7 million and $10.5 million at December 31, 2010 and 2009, respectively. The total expense recognized related to these plans was $0.8 million for each of the years ended December 31, 2010, 2009 and 2008.

These nonqualified plans have no plan assets and are also closed to new participants.

The Company recognized $0.1 million of expense from previously unrecognized loss related to the supplemental executive retirement plan for each of the years ended December 31, 2010 and 2009. Unrecognized actuarial loss was $0.5 million and $1.6 million in 2010 and 2009, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2010 and 2009 related to these plans was $1.9 million, net of a $1.2 million deferred tax asset, and $1.6 million, net of a $1.0 million deferred tax asset, respectively. The total expense to be recognized in 2011 for all nonqualified pension plans is approximately $0.7 million and the estimated payments are expected to be approximately $1.0 million.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $1.5 million for the year ended December 31, 2010, $1.4 million for the year ended December 31, 2009 and $1.5 million for the year ended December 31, 2008. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Therefore, of the $1.4 million of matching contributions for 2009, $0.6 million represented cash contributions and $0.8 million represented equity contributions. All of the matching contributions for 2010 represented equity contributions.

Note 12. Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the year ended December 31, 2010, 2009 and 2008 was $33.0 million, $29.1 million and $28.5 million, respectively. The total amount committed under these lease agreements at December 31, 2010 is: $26.9 million in 2011, $23.6 million in 2012, $22.5 million in 2013, $21.3 million in 2014, $16.7 million in 2015 and $54.5 million for the years thereafter.

Other Commitments and Contingencies

The Company periodically makes claims or receives disputes related to our billings to other carriers for access to our network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.

The Company periodically disputes network access charges that we are assessed by other companies that we interconnect with and are involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $18.8 million as of December 31, 2010, which are expected to be satisfied during 2011.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired Mountaineer Telecommunication, LLC (“FiberNet”) on December 1, 2010. Due to insufficient time to assess the design and operational effectiveness of any key FiberNet internal controls that we will maintain following the acquisition, we excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 FiberNet’s internal control over financial reporting associated with total assets of $177.6 million and total revenues of $5.8 million included in our consolidated financial statements as of and for the year ended December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

NTELOS Holdings Corp. acquired Mountaineer Telecommunication, LLC (“FiberNet”) on December 1, 2010, and management excluded from its assessment of the effectiveness of NTELOS Holding Corp.’s internal control over financial reporting as of December 31, 2010, FiberNet’s internal control over financial reporting associated with total assets of $177.6 million and total revenues of $5.8 million included in the consolidated financial statements of NTELOS Holdings Corp. as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of NTELOS Holdings Corp. also excluded an evaluation of the internal control over financial reporting of FiberNet.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011 to be filed with the Commission pursuant to Regulation 14A.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2010 Equity and Cash Incentive Plan	1,568,061	$17.66	3,936,999
Non-Employee Director Equity Plan	123,120	22.57	254,580
Employee Stock Purchase Plan	—	—	170,017
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,691,181	$18.02	4,361,596

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

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Holdings.

3.2(1)	Amended and Restated By-laws of Holdings.

4.3(1)	Amended and Restated Shareholders Agreement by and among Holdings and the shareholders listed on the signature pages thereto.

10.1(1)	Holdings Amended and Restated Equity Incentive Plan.

10.2(2)	First Amendment to the NTELOS Holdings Corp. Amended and Restated Equity Incentive Plan.

10.3(3)	NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.

10.4(1)	Holdings Employee Stock Purchase Plan, as amended.

10.5(1)	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.6(1)	Holdings Non-Employee Director Equity Plan.

10.7(4)	Credit Agreement, dated as of August 7, 2009.

10.8*	Amendment No. 1, dated as of April 23, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party hereto.

10.9(5)	Joinder Agreement dated as of August 2, 2010 by and among NTELOS Inc. and JPMorgan Chase Bank, N.A.

10.10(6)	Amendment No. 2, dated as of August 10, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party hereto.

10.11(6)	Amendment No. 3, dated as of August 24, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party hereto.

10.12(7)	Resale Agreement, dated as of July 31, 2007, and effective as of July 1, 2007, by and among the West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation.

10.13(8)	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.

10.14(9)	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.

10.15(9)	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.

10.16(10)	Form of Stock Option Award Agreement.

10.17(11)	Form of Restricted Stock Award Agreement.

10.18(12)	Form of Restricted Stock Grant Award, dated December 7, 2010, for James A. Hyde and Michael B. Moneymaker.

10.19(12)	Form of Restricted Stock Grant Award, dated December 7, 2010, for Conrad J. Hunter, Frank L. Berry and Mary McDermott.

10.20(12)	Form of Separation Incentive Restricted Stock Grant Award, dated December 7, 2010, for James A. Hyde and Michael B. Moneymaker.

10.21(12)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde.

10.22(12)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Michael B. Moneymaker.

10.23(12)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.

10.24(12)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Frank L. Berry.

10.25(12)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Mary McDermott.

10.26(12)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde relating to The New Wireline Company.

10.27(13)	Purchase Agreement dated as of July 19, 2010 by and among Conversent Communications, Inc. and NTELOS Inc. and One Communications Corp.

10.28(14)	Amendment No. 1, dated as of December 1, 2010, to the Purchase Agreement dated as of July 19, 2010 by and among Conversent Communications, Inc. and NTELOS Inc. and One Communications Corp.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005 filed March 28, 2006.
(2)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.
(3)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-51798), filed March 15, 2010.
(4)	Filed as an exhibit to Current Report on Form 8-K filed August 7, 2009.
(5)	Filed as an exhibit to Current Report on Form 8-K/A filed August 5, 2010.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 6, 2010.

(7)	Filed as an exhibit to Current Report on Form 8-K filed August 2, 2007.
(8)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(9)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010.
(10)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2007.
(11)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.
(12)	Filed as an exhibit to Current Report on Form 8-K filed December 9, 2010.
(13)	Filed as an exhibit to Current Report on Form 8-K filed July 20, 2010.
(14)	Filed as an exhibit to Current Report on Form 8-K filed December 2, 2010.

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

By: /s/ James A. Hyde

Name: James A. Hyde

Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Hyde James A. Hyde	Chief Executive Officer and President (principal executive officer)	February 25, 2011

/s/ Michael B. Moneymaker Michael B. Moneymaker	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	February 25, 2011

/s/ Timothy Biltz Timothy Biltz	Director	February 25, 2011

/s/ Robert Guth Robert Guth	Director	February 25, 2011

/s/ Daniel Heneghan Daniel Heneghan	Director	February 25, 2011

/s/ Michael Huber Michael Huber	Director	February 25, 2011

/s/ Julia North Julia North	Director	February 25, 2011

/s/ Jerry Vaughn Jerry Vaughn	Director	February 25, 2011