Form 10-Q
period 2011-03-31
NTELOS HOLDINGS CORP
filed 2011-05-05
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 42,104,208 shares of the registrant’s common stock outstanding as of the close of business on May 2, 2011.

NTELOS HOLDINGS CORP.

2011 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	March 31, 2011	December 31, 2010
Assets

Current Assets
Cash	$21,639	$15,676
Restricted cash	9,210	9,210
Accounts receivable, net of allowance of $16,166 ($15,627 in 2010)	54,598	55,988
Inventories and supplies	5,902	7,120
Other receivables	2,168	2,390
Federal income tax receivable	1,115	11,008
Prepaid expenses and other	16,593	12,193

	111,225	113,585

Securities and Investments	1,299	1,236

Property, Plant and Equipment
Land and buildings	46,914	46,201
Network plant and equipment	741,069	729,836
Furniture, fixtures and other equipment	94,685	93,425

Total in service	882,668	869,462
Under construction	32,411	19,495

	915,079	888,957
Less accumulated depreciation	338,004	318,599

	577,075	570,358

Other Assets
Goodwill	195,915	195,915
Franchise rights	32,000	32,000
Customer relationship intangibles, less accumulated amortization of $73,572 ($69,108 in 2010)	71,137	75,601
Trademark and other intangibles, less accumulated amortization of $4,457 ($3,814 in 2010)	6,993	7,636
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,861	16,859
Deferred charges and other assets	15,435	15,474

	453,790	458,934

	$1,143,389	$1,144,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$8,745	$8,567
Accounts payable	32,391	32,004
Dividends payable	11,784	11,749
Advance billings and customer deposits	23,585	23,227
Accrued compensation	5,482	8,799
Accrued interest	84	3,727
State income tax payable	514	—
Accrued operating taxes	4,037	3,195
Other accrued liabilities	7,090	7,068

	93,712	98,336

Long-term Liabilities
Long-term debt	739,544	740,640
Retirement benefits	35,257	38,610
Deferred income taxes	65,489	58,336
Other long-term liabilities	28,533	28,440
Income tax payable	470	500

	869,293	866,526

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,492 shares issued and 42,099 shares outstanding (42,492 shares issued and 41,964 shares outstanding in 2010)	425	425
Additional paid in capital	174,083	173,164
Treasury stock, 393 shares at cost (528 in 2010)	(11,845)	(12,862)
Retained earnings	29,215	30,210
Accumulated other comprehensive loss	(11,299)	(11,398)

Total NTELOS Holdings Corp. Stockholders’ Equity	180,579	179,539
Noncontrolling interests	(195)	(288)

	180,384	179,251

	$1,143,389	$1,144,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2011	March 31, 2010
Operating Revenues	$155,531	$137,551

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	52,932	43,293
Customer operations	34,371	30,969
Corporate operations	11,133	10,289
Depreciation and amortization	25,390	21,528
Accretion of asset retirement obligations	193	124

	124,019	106,203

Operating Income	31,512	31,348

Other Income (Expenses)
Interest expense	(11,006)	(10,090)
Loss on interest rate derivatives	(148)	—
Other (expense) income, net	(1,536)	67

	(12,690)	(10,023)

	18,822	21,325

Income Tax Expense	7,576	8,595

Net Income	11,246	12,730

Net Income Attributable to Noncontrolling Interests	(457)	(219)

Net Income Attributable to NTELOS Holdings Corp.	$10,789	$12,511

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic and diluted	$0.26	$0.30

Weighted average shares outstanding – basic	41,446	41,216
Weighted average shares outstanding – diluted	41,994	41,540

Cash Dividends Declared per Share – Common Stock	$0.28	$0.28

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income	$11,246	$12,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,282	18,600
Amortization	5,108	2,928
Accretion of asset retirement obligations	193	124
Deferred income taxes	7,059	2,658
Loss on interest rate swap derivatives	148	—
Equity-based compensation expense	1,824	1,224
Amortization of loan origination costs and debt discount	743	656
Write off unamortized debt issuance costs related to the repricing	1,513	—
Retirement benefits and other	918	889
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	2,090	(1,181)
Decrease in inventories and supplies	1,218	3,232
Increase in other current assets	(4,178)	(3,274)
Changes in income taxes	10,449	8,937
Increase (decrease) in accounts payable	451	(1,099)
(Decrease) increase in other current liabilities	(5,962)	2,321
Retirement benefit contributions and distributions	(4,315)	(9,319)

Net cash provided by operating activities	48,787	39,426

Cash flows from investing activities
Purchases of property, plant and equipment	(26,147)	(25,391)
Other	(700)	—

Net cash used in investing activities	(26,847)	(25,391)

Cash flows from financing activities
Debt repricing costs	(1,666)	—
Repayments on senior secured term loans	(1,900)	(1,588)
Cash dividends paid on common stock	(11,749)	(11,604)
Capital distributions to noncontrolling interests	(364)	(313)
Other	(298)	262

Net cash used in financing activities	(15,977)	(13,243)

Increase in cash	5,963	792
Cash:
Beginning of period	15,676	51,097

End of period	$21,639	$51,889

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp., through NTELOS Inc. and its subsidiaries, (hereafter referred to as “Holdings Corp.” or the “Company”) is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport, data services for Internet access and wide area networking, and IPTV-based video services. Holdings Corp. does not have any independent operations.

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

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2011 and for the three months ended March 31, 2010 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The commercial bank that holds significantly all of the Company’s cash at March 31, 2011 has maintained a high rating by Standard & Poor’s and Moody’s. At March 31, 2011 and December 31, 2010, the Company did not have any cash equivalents.

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at each of March 31, 2011 and December 31, 2010 was $5.2 million. The remaining $16.4 million and $10.5 million of cash at March 31, 2011 and December 31, 2010, respectively, was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was less than $0.1 million for the three months ended March 31, 2011 and was $0.1 million for the three months ended March 31, 2010.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% ($8.2 million) will be funded by a grant from the federal government. The project is expected to be completed in 2012. Additionally during 2010, the Company was awarded a second grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total of this project is $4.4 million, of which 74% ($3.3 million) will be funded by a grant from the federal government. This project is expected to be completed in 2011. The Company was required to deposit 100% of its portion for both grants ($9.2 million) into pledged accounts in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. Accordingly, at March 31, 2011, the Company has $9.2 million held in non-interest bearing, fully insured escrow accounts with the Company’s primary commercial bank. The Company has a $1.4 million receivable for the reimbursable portion of the qualified recoverable expenditures through March 31, 2011.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2011 and 2010 was $2.6 million and $2.3 million, respectively. The Company’s allowance for doubtful accounts was $16.2 million and $15.6 million as of March 31, 2011 and December 31, 2010, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of March 31, 2011 that would require it to perform impairment testing.

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

Intangibles with a finite life are classified as customer relationships and trademarks and other intangibles on the condensed consolidated balance sheets. At March 31, 2011 and December 31, 2010, customer relationships, trademarks and other intangibles were comprised of the following:

		March 31, 2011		December 31, 2010
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$144,709	$(73,572)	$144,709	$(69,108)
Trademarks	14 to 15 yrs	10,350	(4,281)	10,350	(3,770)
Non-compete agreement	2 yrs	1,100	(176)	1,100	(44)

Total		$156,159	$(78,029)	$156,159	$(72,922)

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

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2010 or 2009. Amortization expense for the three months ended March 31, 2011 and 2010 was $5.1 million and $2.9 million, respectively.

Amortization expense for the remainder of 2011 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Remainder of 2011	$13,392	$717	$396	$14,505
2012	14,654	645	528	15,827
2013	13,541	645	—	14,186
2014	12,905	645	—	13,550
2015	6,576	645	—	7,221
2016	$2,416	$645	$—	$3,061

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

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2010, none of the reporting units with goodwill were at risk of failing step one of the goodwill impairment testing as the goodwill value of each reporting unit substantially exceeded its carrying value. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of its goodwill during the three months ended March 31, 2011.

The franchise rights value in the ILEC reporting unit largely reflects the value associated with revenues generated from its customers and future customers based on being the incumbent local exchange carrier and tandem access provider in these rural markets. The radio spectrum licenses relate primarily to PCS licenses in service in the markets that we serve. The Company utilized the Greenfield cash flow valuation method in its impairment testing for these assets at October 1, 2010. The Greenfield method is an income approach which isolates value to the specific assets being valued and then compares the values to the calculated enterprise value as a validity test. The method is based on a number of assumptions under a start-up scenario but considers the Company’s future projects in modeling the operating results as the business matures. The results of the Company’s testing indicated that the fair value of these intangible assets significantly exceeded their respective book value. Based on the Company’s evaluation of fair value of its franchise rights and radio spectrum licenses, no impairment existed as of October 1, 2010. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets during the three months ended March 31, 2011.

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

Pension Benefits and Retirement Benefits Other Than Pensions

For the three months ended March 31, 2011 and 2010, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Service cost	$753	$703
Interest cost	1,018	965
Expected return on plan assets	(1,180)	(1,096)
Amortization of loss	141	105

Net periodic benefit cost	$732	$677

Pension plan assets were valued at $65.1 million at March 31, 2011, which included funding contributions in the first quarter of 2011 of $4.0 million, and $59.2 million at December 31, 2010.

For the three months ended March 31, 2011 and 2010, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Service cost	$25	$25
Interest cost	176	172

Net periodic benefit cost	$201	$197

The total expense recognized for the Company’s nonqualified pension plans for each of the three months ended March 31, 2011 and 2010 was $0.2 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to make matching contributions in shares of the Company’s common stock.

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

The fair value of the common stock options granted during the three months ended March 31, 2011 and 2010 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2011 and 2010 (Note 8) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Cost of sales and services	$250	$183
Customer operations	297	244
Corporate operations	1,277	797

Equity-based compensation expense	$1,824	$1,224

Future charges for equity-based compensation related to instruments outstanding at March 31, 2011 for the remainder of 2011 and for the years 2012 through 2015 are estimated to be $3.9 million, $4.0 million, $2.4 million, $1.3 million and less than $0.1 million, respectively.

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

Note 3. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business with separate products and services into three segments: Wireless PCS, Competitive Wireline and Rural Local Exchange Carrier (“RLEC”).

The Company has one customer, Sprint Nextel, which accounted for approximately 22% and 21% of the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively. Revenue from Sprint was derived from a wireless PCS wholesale contract, wireless outcollect roaming and RLEC and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	Competitive Wireline	RLEC	Other	Eliminations	Total

As of and for the three months ended March 31, 2011
Operating revenues	$104,793	$37,054	$13,585	$99	$—	$155,531
Intersegment revenues(1)	128	1,656	1,726	8	(3,518)	—
Operating income (loss)	22,028	7,112	6,278	(3,906)	—	31,512
Depreciation and amortization	14,297	7,435	3,558	100	—	25,390
Accretion of asset retirement obligations	165	22	6	—	—	193
Equity-based compensation charges	203	61	104	1,456	—	1,824
Proposed Business Separation related charges(2)	—	—	—	1,074	—	1,074

Capital expenditures	7,740	10,825	5,424	2,158	—	26,147

Goodwill	63,700	98,777	33,438	—	—	195,915

Total segment assets	$505,327	$348,249	$199,837	$1,242	$—	$1,054,655
Corporate assets						88,734

Total assets						$1,143,389

For the three months ended March 31, 2010
Operating revenues	$104,045	$19,139	$14,235	$132	$—	$137,551
Intersegment revenues(1)	77	1,271	1,684	6	(3,038)	—
Operating income (loss)	23,639	4,728	6,450	(3,469)	—	31,348
Depreciation and amortization	14,090	3,863	3,488	87	—	21,528
Accretion of asset retirement obligations	188	(69)	5	—	—	124
Equity-based compensation charges	185	18	92	929	—	1,224

Capital expenditures	$10,208	$10,521	$2,678	$1,984	$—	$25,391

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

Proposed Business Separation related charges include audit, legal and other professional fees incurred during the period related to the Company’s proposed separation of its wireline business into a separate publicly traded company (Note 1).

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for the three months ended March 31, 2011 and 2010 were $1.2 million and $2.5 million, respectively. Additionally, the “Other” segment included equity-based compensation of $1.5 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively, related to equity awards for all employees receiving such awards and 401(k)

matching contributions for Other segment employees, which were made in Company common stock. The Company also incurred and did not allocate $1.1 million of costs related to the Proposed Business Separation (Note 1) in the three months ended March 31, 2011.

Operating expenses which provide direct benefits to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $6.3 million and $6.0 million for the three months ended March 31, 2011 and 2010, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $2.7 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.

Note 4. Long-Term Debt

As of March 31, 2011 and December 31, 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
First lien term loan	$744,900	$746,128
Capital lease obligations	3,389	3,079

	748,289	749,207

Less: current portion of long-term debt	8,745	8,567

Long-term debt	$739,544	$740,640

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced the existing first lien term loan with $670 million of new senior secured credit facilities comprised of a $35 million revolving credit facility and a $635 million term loan. The first lien term loan was issued at a 1% discount for net proceeds of $628.7 million. On August 2, 2010, the Company closed on an additional $125 million senior incremental loan under the senior secured credit facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund the FiberNet acquisition, which closed on December 1, 2010 (Note 1). The Incremental Term Loan was issued at a 0.25% discount for net proceeds of $124.7 million. The first lien term loan (collectively with the Incremental Term Loan, the “First Lien Term Loan”) matures in August 2015 with quarterly payments of $1.9 million and the remainder due at maturity.

On March 14, 2011, the Company entered into a repricing amendment of its First Lien Term Loan to reduce the interest rate margin and the Eurodollar floor. After the repricing, the First Lien Term Loan bears interest at 3.0% above either the Eurodollar rate or 1.0%, whichever is greater. Before repricing, the loan bore interest at 3.75% above either the Eurodollar rate or 2.0%, whichever was greater. Repricing costs associated with the amendment were $1.7 million. Additionally, $1.1 million of deferred issuance cost and $0.4 million of debt discount were written off in connection with this repricing. This repricing amendment did not affect any other terms of the First Lien Term Loan.

The First Lien Term Loan is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At March 31, 2011, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 3.11:1.00 and its interest coverage ratio (as defined) was 5.52:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remained undrawn as of March 31, 2011.

The First Lien Term Loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the credit agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the new credit agreement, the restricted payment basket was initially set at $50.0 million and was $37.1 million as of March 31, 2011. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments, including dividend payments and stock repurchases. Excess cash flow for the first quarter of 2011 will result in an addition of $6.1 million to the restricted payment basket during the second quarter 2011.

In connection with the refinancing and repricing of the First Lien Term Loan and the issuance of the Incremental Term Loan described above, the Company deferred issuance and repricing costs of approximately $15.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the quarter ended March 31, 2011 and 2010 was $0.5 million and $0.4 million, respectively.

The discounts related to the First Lien Term Loan noted above are being accreted to the First Lien Term Loan using the effective interest method over the life of the debt and are reflected in interest expense in the condensed consolidated statement of operations. Accretion for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively.

The aggregate maturities of long-term debt outstanding at March 31, 2011, excluding capital lease obligations, based on the contractual terms of the instruments are $5.7 million for the remainder of 2011, $7.6 million per year in 2012 through 2014 and $721.0 million in 2015.

The Company’s blended average interest rate on its long-term debt for the three months ended March 31, 2011 and 2010 was approximately 5.9% and 6.4%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2011, the carrying value and accumulated depreciation of these assets was $3.9 million and $1.8 million, respectively. In addition, the Company assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. The total net present value of the Company’s future minimum lease payments is $3.4 million. As of March 31, 2011, the principal portion of these capital lease obligations is due as follows: $0.9 million for the remainder of 2011, $0.9 million in 2012, $0.8 million in 2013, $0.5 million in 2014, $0.2 million in 2015 and $0.1 million thereafter.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash payments for:
Interest (net of amounts capitalized)	$13,596	$9,105
Cash received from income tax refunds	9,932	3,000
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	5,998	5,616
Borrowings under capital leases	629	290
Dividend declared not paid	$11,784	$11,630

The amount of interest capitalized in the three months ended March 31, 2011 and 2010 was less than $0.1 million.

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

Long-Term Investments

At March 31, 2011 and December 31, 2010, the Company had an investment in CoBank, ACB (“CoBank”) of $1.2 million and $1.1 million, respectively, and miscellaneous other investments. All of the investments are carried under the cost method at March 31, 2011 and December 31, 2010 as it is not practicable to estimate fair value.

Interest Rate Derivatives

In accordance with the requirement of the first lien term loan, in the fourth quarter of 2010 the Company purchased an interest rate cap for $0.4 million with a notional amount of $320 million. The interest rate cap reduces the Company’s exposure to changes in the three month U.S. Dollar LIBOR by capping the rate at 3.0%. The value of the interest rate cap as of March 31, 2011 and December 31, 2010, respectively, was $0.1 million and $0.3 million and is included in other long-term assets in the condensed consolidated balance sheets. The interest rate cap agreement ends in August 2012.

The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore the change in market value of the cap agreement is recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded a $0.1 million loss on the interest rate cap for the three months ended March 31, 2011 due to a decline in its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
March 31, 2011
Nonderivatives:
Financial assets:
Cash	$21,639		$21,639	$21,639
Long-term investments for which it is not practicable to estimate fair value	N/A		1,299	N/A
Financial liabilities:
Senior credit facility	749,538		744,900	749,538
Capital lease obligations	3,389		3,389	3,389
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$121	$121
December 31, 2010
Nonderivatives:
Financial assets:
Cash	$15,676		$15,676	$15,676
Long-term investments for which it is not practicable to estimate fair value	N/A		1,213	N/A
Financial liabilities:
Senior credit facility	751,438		746,128	753,316
Capital lease obligations	3,079		3,079	3,079
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$269	$269

*	Notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $1.2 million and $1.1 million as of March 31, 2011 and December 31, 2010, respectively, represent the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the first lien term loan held by CoBank. This investment is carried under the cost method.

The fair value of the senior credit facility and interest rate cap was derived based on quoted trading price obtained from the administrative agent at March 31, 2011 and December 31, 2010, as applicable. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 7. Stockholders’ Equity

On May 2, 2011, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on July 14, 2011 to stockholders of record on June 15, 2011.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. The Company did not repurchase any of its common shares during the three months ended March 31, 2011 or during the year ended December 31, 2010. Through December 31, 2009, the Company had repurchased 1,046,467 shares for $16.9 million.

The computations of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Numerator:
Income applicable to common shares for earnings-per-share computation	$10,789	$12,511

Denominator:
Total shares outstanding	42,099	41,541
Less: unvested shares	(504)	(267)
Plus (less): effect of calculating weighted average shares	(149)	(58)

Denominator for basic earnings per common share - weighted average shares outstanding	41,446	41,216
Plus: weighted average unvested shares	504	267
Plus: common stock equivalents of stock options exercised	44	57

Denominator for diluted earnings per common share – weighted average shares outstanding	41,994	41,540

For the three months ended March 31, 2011 and 2010, the denominator for diluted earnings per common share excludes approximately 220,000 shares and 394,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2011:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	42,492	528	$425	$173,164	$(12,862)	$30,210	$(11,398)	$179,539	$(288)	$179,251
Equity-based compensation				1,362				1,362		1,362
Excess tax deduction related to the recognition of certain equity-based compensation				41				41		41
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised		(135)		(484)	1,017			533		533
Cash dividends declared ($0.28 per share)						(11,784)		(11,784)		(11,784)
Capital distribution to noncontrolling interests								—	(364)	(364)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						10,789
Amortization of unrealized loss from defined benefit plans, net of $63 of deferred income taxes							99
Comprehensive income attributable to NTELOS Holdings Corp.								10,888
Comprehensive income attributable to noncontrolling interests									457
Total Comprehensive Income										11,345

Balance, March 31, 2011	42,492	393	$425	$174,083	$(11,845)	$29,215	$(11,299)	$180,579	$(195)	$180,384

Note 8. Stock Plans

The Company has employee equity incentive plans (referred to as the “Employee Equity Incentive Plan”) administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plan are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

During the three months ended March 31, 2011, the Company issued 539,894 stock options under the Employee Equity Incentive Plan and 26,930 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. No options expired during the period. Additionally, during the three months ended March 31, 2011, the Company issued 104,934 shares of restricted stock under the Employee Equity Incentive Plan and 12,530 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plan cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations. For more details on these Black-Scholes assumptions, see Note 9 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The fair value of each restricted stock award is based on the closing price of the Company’s common stock on the grant date.

The summary of the activity and status of the Equity Incentive Plans for the three months ended March 31, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2011	1,691	$18.02
Granted during the period	567	19.42
Exercised during the period	(4)	6.96
Forfeited during the period	(2)	18.30

Outstanding at March 31, 2011	2,252	$18.39	8.3 years	$24

Exercisable at March 31, 2011	894	$18.22	7.2 years	$162

Total expected to vest at March 31, 2011	1,241	$18.45		$—

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2011 and 2010 was $4.29 and $3.85, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was less than $0.1 million and $0.2 million, respectively. The total fair value of options that vested during the three months ended March 31, 2011 and 2010 was $1.5 million and $1.8 million, respectively. As of March 31, 2011, there was $5.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2011	561	$18.09
Granted during the period	118	19.42
Vested during the period	(90)	18.33
Forfeited during the period	(14)	17.21

Restricted stock outstanding at March 31, 2011	575	$18.35

As of March 31, 2011, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which commenced in July 2006 with 200,000 shares available. Effective in 2010, shares purchased under this plan have been and will continue to be issued from the treasury stock balance. If treasury shares are not available, new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the three months ended March 31, 2011 and 2010, 3,407 shares and 1,408 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in the three months ended March 31, 2011 or 2010.

Note 9. Income Taxes

Income tax expense for the three months ended March 31, 2011 was $7.6 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring cost associated with our proposed separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $3.0 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of March 31, 2011. In addition, the Company expects to realize an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects that $134.3 million of these prior NOLs will be available for us as follows: $18.4 million in 2012 (with the $9.2 million anticipated carryover from 2011), $9.2 million per year in 2013 through 2024, $5.1 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2008-2011 and 2007-2011, respectively.

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

The Company has other purchase commitments relating to capital expenditures totaling $32.7 million as of March 31, 2011, which are expected to be satisfied during 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Wireless Business

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus, contiguous service area and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 67% and 76% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, our wireless retail business had approximately 429,500 NTELOS retail subscribers, representing a 7.3% penetration of our total covered population. As of March 31, 2011, 1,093 (approximately 83%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the three months ended March 31, 2011 and 2010, we realized wireless wholesale revenues of $32.4 million and $28.3 million, respectively. Of this total for the three months ended March 31, 2011 and 2010, $31.0 million and $27.1 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Absent the contract minimum, our calculated revenues for the first three months of 2010 would have been $23.8 million as compared to $31.0 million for the first three months of 2011, a 30.2% increase over the prior year comparative period. Calculated revenues from this contract exceeded the monthly minimum beginning in October 2010 and are projected to continue to exceed the monthly minimum during the remainder of 2011.

We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. Additionally, we are continuing to improve our handset offerings and refine plans, features and communication to customers. These initiatives support our commitment to deliver superior customer value and experience.

We also are focused on refining our distribution strategy with respect to both our prepay and postpay sales. We have begun expanding our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. This will continue for the remainder of 2011, as will a focused improvement to our direct distribution channel with changes to the number of stores, store locations and upgrades to our stores in appearance and customer service functionality. We believe these changes will improve our prepay sales and also bolster postpay sales productivity. Postpay sales through seven Company managed stores relocated or retrofitted in the last nine months of 2010 were up 53% in first quarter 2011, compared to first quarter 2010. Similar relocations or retrofits were completed for an additional seven stores during the first three months of 2011 and 13 more stores are planned for the remainder of 2011.

The current economic climate and increased competition has contributed to a decline in subscribers from March 31, 2010 of 3.5%, mostly related to the loss of prepay customers. The postpay customer base remained stable from March 31, 2010, declining less than 1%. In an effort to reduce future customer churn, we have increased our percentage of sales of Nations plans, which historically have had the lowest churn rates, to approximately 74% of total postpay sales during the first three months of 2011 as compared to an average of approximately 67% in 2010.

We continue to face risks to our competitive “value” position in the postpay market, including through reduced price nationwide unlimited voice plans by competitors such as AT&T, Verizon and US Cellular. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. We also expect the competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Page Plus, actively compete for prepay customers in our market. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we continually modify our prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. More than 78% of prepay customers have taken plans of $50 or greater since the launch of tax-inclusive rate plans, compared to a 20% take rate of plans at these levels in the first three months of 2010. We also continue to offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract”, low cost service that has a minimum number of plans, offers attractive features and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans to higher priced plans and, in 2010, we increased the pricing of the lower end FRAWG rate plans.

Average monthly revenue per handset/unit in service (“ARPU”) from voice declined in the first three months of 2011 and is expected to continue to decline throughout the remainder of 2011 due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset a substantial portion of the decline in voice ARPU. Our wireless network upgrade to EV-DO has helped increase retail data ARPU by $3.71 for the three months ended March 31, 2011 over the three months ended March 31, 2010. Handset subsidy costs have increased since 2009 and are expected to continue to grow throughout the remainder of 2011 due to actual and expected higher mix of smart phones associated with the projected growth in data ARPU. Data ARPU and data revenue are expected to continue to grow throughout the remainder of 2011 due to the continued increase in data plan penetration and usage escalating from our EV-DO deployment. Data plan growth follows the percentage growth of customers with smart phones or data cards in relation to total customers, with this percentage increasing from 11% as of March 31, 2010 to 20% as of March 31, 2011 (and postpay growing from 15% as of March 31, 2010 to 25% as of March 31, 2011). The EV-DO upgrade and increase in data usage has resulted in a significant increase in network expenses which is captured in cost of sales and services.

Wireline Business

Our wireline operations include the Competitive Wireline segment and the rural local exchange carrier (“RLEC”) segment. Our wireline business is supported by an extensive fiber optic network with approximately 5,800 route-miles in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky, inclusive of the addition of approximately 3,000 fiber route-miles to our network through acquisitions completed in 2009 and 2010. We serve carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy. Our product offerings include voice, high speed transport, wavelengths and Metro Ethernet. We follow a strategy of being first to our regional markets with technology and services first introduced in metropolitan areas by national service providers. Our tradition of service and innovation and diversified portfolio of products is attractive to carriers with needs for transport and fiber to the cell site and to regional enterprise customers seeking high quality data and IP services and interconnection to data centers in our region.

Our wireline strategy is to (i) leverage our network assets with sales of data and IP based services to new and existing regional enterprise and government customers; (ii) expand the Competitive segment to add additional on-net locations and connect additional wireless carrier cell sites and networks; (iii) continue to provide high quality customer service with low churn and a compelling value proposition; and (iv) generate cash flow from the RLEC customer base with additional sales of fiber based broadband and IP video services to our RLEC customer base and targeted non-RLEC developments.

Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation. As of March 31, 2011, we served customers with approximately 129,700 CLEC access line connections. We also offer broadband services in over 98% of our RLEC service area and as of March 31, 2011, we operated approximately 33,500 broadband access connections in our markets, representing an increase of 38.4% over the connections on March 31, 2010. We also offer NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds currently up to 20 megabits per second. At March 31, 2011, we had approximately 3,000 video customers and passed approximately 12,200 homes with fiber. Revenues and operating expenses from the broadband and video products are included in the Competitive Wireline segment.

Our growth into a regional service provider has been achieved by pursuing an organic “edge out” strategy combined with opportunistic acquisitions of key network and fiber assets to expand the regional depth and breadth of our business. We utilize the network to backhaul communications traffic for retail services and to serve as a carriers’ carrier network, providing transport services to third parties for long distance, Internet, wireless and private networks. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

We closed on two recent acquisitions as noted above. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we began to accelerate our growth initiatives in our Competitive segment’s enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. On December 1, 2010, we closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The FiberNet fiber optic network covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FiberNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. We funded the purchase through a combination of proceeds from a $125 million incremental term loan under NTELOS’s existing senior secured credit facility which was closed on August 2, 2010 and cash on hand. These acquisitions provide us with a solid base for expansion. The FiberNet purchase provided further diversity and density in several of our existing markets, particularly in West Virginia. We are offering additional data and other broadband services to existing FiberNet customers and plan to attract new customers in our existing and new markets with our enterprise data products in order to grow top line revenue and further leverage our operational and back office platforms while fully realizing the operational synergies available. In all markets, we will continue to extend our network to customers in order to improve network quality, eliminate access-related expenses and control the customer experience.

Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of March 31, 2011, we operated approximately 34,900 RLEC telephone access lines. We experienced access line losses in 2010 and these losses are expected to continue in 2011 due to continued cable competition, wireless substitution and the economic climate. We have lost approximately 500 access lines during the first three months of 2011. These line losses contributed to a 4.6% decline in RLEC revenues for the first three months of 2011 compared to the first three months of 2010.

Our wireline operating income margins were approximately 26% and 33% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the margin is primarily due to a shift in the composition of the wireline business to a higher percentage being represented by Competitive Wireline after the FiberNet acquisition (Note 1). The products from Competitive Wireline generally yield a lower margin than the RLEC business. The decrease in the margin is also due to certain of the FiberNet intangible assets having heavier amortization charges in the initial years (Note 2) and due to the fact that the FiberNet business currently contains a higher percentage of lower margin residential customers as compared to our higher margin business and other enterprise accounts.

Market Risks

We expect many of the market risk factors which affected our results of operations in 2010 to continue to affect our results of operations in 2011. Additionally, we expect the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2010 to continue in 2011.

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

The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in the Notes to unaudited condensed consolidated financial statements included herein) to subscriber revenues used to calculate average monthly ARPU for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(dollars in thousands, other than average monthly ARPU data)	2011	2010
Wireless communications revenues	$104,793	$104,045
Less: equipment revenues from sales to new customers	(2,104)	(3,075)
Less: equipment revenues from sales to existing customers	(4,759)	(4,575)
Less: wholesale revenues	(32,373)	(28,319)
Plus (less): other revenues and adjustments	172	(149)

Wireless gross subscriber revenues	$65,729	$67,927

Average number of subscribers	431,309	441,781
Total average monthly ARPU	$50.80	$51.25

Wireless gross subscriber revenues	$65,729	$67,927
Less: wireless voice and other features revenues	(46,921)	(53,573)

Wireless data revenues	$18,808	$14,354

Average number of subscribers	431,309	441,781
Total data average monthly ARPU	$14.54	$10.83

Operating Revenues

Our revenues are generated from the following categories:

•

wireless PCS, consisting of retail revenues from network access, data services, equipment revenues and feature services; and wholesale revenues from the Strategic Network Alliance and roaming from other carriers;

•

Competitive Wireline, including revenues from Enterprise Data Services (dedicated Internet, Metro Ethernet, and private line), Residential and Small Business Broadband (integrated access, DSL, broadband XL, and IP based video), wholesale transport, Voice (local lines, PRI, and long distance) and other legacy products and revenue streams (dial-up Internet services, switched access and reciprocal compensation); and

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate cap and other income (expense), which includes interest income and fees, expenses related to senior secured credit facility and, as appropriate, related charges or amortization of amendment fees.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an interoperability solution provider). Our Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% noncontrolling interest.

The VA Alliance incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three months ended March 31, 2011 or 2010. The VA Alliance made $0.4 million and $0.3 million of capital distributions to the minority owners during the three months ended March 31, 2011 and 2010, respectively.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Operating revenues increased $18.0 million, or 13.1%, from the first three months of 2010 to the first three months of 2011 primarily driven by an increase in Competitive Wireline segment revenues of $17.9 million. Pro forma to include FiberNet (which is included in the Competitive Wireline segment) for the three months ended March 31, 2010, operating revenues were $155.5 million and $156.4 million for the three months ended March 31, 2011 and 2010, respectively, representing a decrease of $0.9 million, or 0.6%. Wireless PCS revenues increased $0.7 million, or 0.7%, resulting from increased wholesale revenues, partially offset by declines in subscriber revenues and equipment revenues. Pro forma Competitive Wireline segment revenues decreased $0.9 million, or 2.4%, from the first three months of 2010 primarily from declines in CLEC voice and long distance revenues, wholesale revenues and switched access revenues and partially offset by increased revenues from Enterprise Data Services. Also, RLEC segment revenues declined $0.7 million from the prior year comparative period due primarily to the loss of access lines described in the overview above.

Operating income increased $0.2 million, or 0.5%, from the first three months of 2011 due to the $18.0 million increase in revenue discussed above, offset by an increase in operating expenses of $17.8 million, or 16.8%. This increase in operating expenses includes $15.1 million of operating expenses from FiberNet. Excluding FiberNet, operating expenses increased $2.7 million, or 2.5%, the net increase of which is described by financial statement line item in the operating expenses section further below.

Net income attributable to NTELOS Holdings Corp. decreased $1.7 million, or 13.8%, from the first three months of 2010 to the first three months of 2011. A $2.7 million increase in other expenses (net of other income) more than offset the $0.2 million increase in operating income. The majority of the increase in other expenses (net of other income) was due to a $0.9 million increase in interest expense associated with higher borrowings to fund the FiberNet acquisition.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Operating Revenues	2011	2010	$ Variance	% Variance
(dollars in thousands)
Wireless PCS	$104,793	$104,045	$748	0.7%

Wireline
Competitive Wireline	37,054	19,139	17,915	93.6%
RLEC	13,585	14,235	(650)	(4.6%)

Total wireline	50,639	33,374	17,265	51.7%

Other	99	132	(33)	(25.0%)

Total	$155,531	$137,551	$17,980	13.1%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $0.7 million from the three months ended March 31, 2010 to the three months ended March 31, 2011 primarily due to a $4.1 million, or 14.3%, increase in wholesale and roaming revenues. This increase was primarily offset by a decrease in our net retail subscriber revenue of $2.5 million, or 3.7%, and decrease in equipment revenues of $0.8 million, or 10.3%.

Wholesale and roaming revenues from the Strategic Network Alliance increased $4.0 million, or 14.7%, from the first three months of 2010. This increase is reflective of an increase in data usage, which was billed and recognized at the $9.0 million contract minimum in the first three months of 2010. Calculated revenues from the Strategic Network Alliance grew throughout 2010 as a result of significant growth in usage and began to exceed the $9.0 million monthly minimum in October 2010. These revenues continued to exceed the $9.0 million monthly minimum in the first three months of 2011 and we expect these revenues to exceed the monthly minimum throughout the remainder of 2011. Absent the contract minimum, our calculated revenues for the first three months of 2010 would have been $23.8 million as compared to $31.0 million for the first three months of 2011, a 30.3% increase over the prior year comparative period. Roaming revenues from other carriers increased $0.1 million from the first three months of 2011 compared to the first three months of 2010. Roaming revenues from other carriers may decline in 2011 as a result of industry consolidation of carriers with complementary networks, lower roaming rates or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice and data usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”) and voice and data usage from Sprint customers who use our network while traveling through the Strategic Network Alliance service area (“travel minutes of use”). We added 10 cell sites within this wholesale service area from March 31, 2010 to March 31, 2011, improving existing service and extending this coverage area and with usage now being above the minimums, we expect to add more cell sites within the wholesale territory during 2011 which will benefit both our wholesale and retail businesses.

Subscriber revenues reflected a net subscriber loss of approximately 15,800 subscribers, or 3.5%, from approximately 445,300 subscribers as of March 31, 2010 to approximately 429,500 subscribers as of March 31, 2011. Prepay subscribers accounted for approximately 14,600 of this net loss (92% of the total), representing a loss of 10.2% of the prepay subscriber base as of March 31, 2010. This net loss in prepay subscribers is due to intense competition and a re-design of our prepay plans to offer more feature-rich plans in order to target the higher end of the prepaid market, which led to increased pricing in our prepay plans in 2010. We also began to offer tax-inclusive rate plans in February 2011. More than 78% of prepay customers have taken plans of $50 or greater since the launch of tax-inclusive rate plans, compared to a 20% take rate of plans at these levels in the first three months of 2010. Postpay subscribers accounted for the remaining 1,200 decrease, representing a loss of 0.4% of the postpay subscriber base as of March 31, 2010.

Voice and other feature revenues, excluding data revenues, were lower in the first three months of 2011 than in the first three months of 2010 by $7.0 million due to a number of factors, including the decrease in the subscriber base and a 10.3% decline in total average monthly ARPU excluding average monthly data ARPU, due to competitive pricing reductions, economic conditions and an increase in the number of prepay subscribers who suspend service for a period of time. Partially offsetting the decrease in voice revenue was an increase in data revenue of $4.5 million over the first three months of 2010. Underlying this 32.4% growth in data revenue was an increased sales emphasis on smart phones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Total data ARPU for all prepay and postpay products was $14.54 for the first three months of 2011 compared to $10.83 for the comparative period in 2010, an increase of 34.2%, reflecting the increased take-rate on data packages and increased usage rates. Growth in data ARPU partially offset declines in voice ARPU, resulting in blended ARPU of $50.80 for the three months ended March 31, 2011 as compared to $51.25 for the three months ended March 31, 2010.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $17.3 million, or 51.7%, over the first three months of 2010, with revenues from Competitive Wireline increasing $17.9 million driven by the new revenues from FiberNet, partially offset by the $0.7 million RLEC revenue decline. Pro forma to include FiberNet for the three months ended March 31, 2010, total wireline revenues decreased by $1.6 million, or 3.1%, as described by segment below.

•

Competitive Wireline Revenues. Competitive Wireline revenue, pro forma to include FiberNet for the three months ended March 31, 2010, decreased $0.9 million from the first three months of 2010. This decrease was primarily due to a $1.4 million decline in CLEC voice and long distance revenues and collective declines of $0.9 million in wholesale revenues and other non-strategic revenues, including dial-up Internet, reciprocal compensation and switched access. These decreases were partially offset by a modest increase in revenues from Enterprise Data Services of $1.3 million.

•

RLEC Revenues. RLEC revenues decreased $0.7 million, or 4.6%, from the first three months of 2010 primarily due to decreased access and local service revenues from a 7.4% decrease in access lines. Also reflected in the decrease was a 0.4% decrease in carrier access minutes due primarily to a decline in usage by wireless carriers.

Access lines totaled approximately 34,900 as of March 31, 2011 and approximately 37,700 as of March 31, 2010, a decline of 7.4%. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from Comcast in one of our three RLEC markets. Additionally, we encountered new voice competition in another RLEC market from Shenandoah Telecommunications in 2010.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Operating Expenses	2011	2010	$ Variance	% Variance
(dollars in thousands)

Wireless PCS	$68,100	$65,943	$2,157	3.3%

Wireline
Competitive Wireline	22,410	10,599	11,811	111.4%
RLEC	3,639	4,200	(561)	(13.4%)

Total wireline	26,049	14,799	11,250	76.0%

Other	1,348	2,585	(1,237)	(47.9%)

Operating expenses, before equity-based compensation charges, acquisition related charges, Proposed Business Separation charges, depreciation and amortization and accretion of asset retirement obligations	95,497	83,327	12,170	14.6%
Equity-based compensation	1,824	1,224	600	49.0%
Acquisition related charges	41	—	41	N/M
Proposed Business Separation charges	1,074	—	1,074	N/M
Depreciation and amortization	25,390	21,528	3,862	17.9%
Accretion of asset retirement obligations	193	124	69	55.6%

Total operating expenses	$124,019	$106,203	$17,816	16.8%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before equity-based compensation charges, expenses related to acquisitions and the Proposed Business Separation, depreciation and amortization, and accretion of asset retirement obligations:

•

Wireless Communications – The operating expense increase in wireless communications from the first three months of 2010 was due to increases in a variety of operating expenses. Network access and cell site expenses increased $1.1 million, or 9.9%, over the comparative three months related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers and a 5.1% increase in the number of cell sites as of March 31, 2011 over March 31, 2010. Retention expense increased $0.6 million, or 8.0%, due to an increase in handset upgrades to smart phones by existing customers. Agent commissions increased $0.4 million due to a 26.7% increase in indirect sales over the first three months of 2010. We expect this to continue to increase throughout the remainder of 2011 as we further develop this distribution channel. Other operating expense increases include operating taxes, advertising, roamer administration, bad debt expense and repairs and maintenance. These operating expenses collectively increased $1.2 million over the three months ended March 31, 2011.

Primarily offsetting the operating increases described above was a $0.6 million decrease in compensation and benefits, a $0.4 million decrease in contracted services and a $0.4 million decrease in cost of sales, which decrease is described in detail in “cost of sales and services” below.

•

Wireline Communications – The increase noted in the table above is attributable to $12.0 million in operating expenses related to FiberNet (Note 1) in the first three months of 2011, partially offset by a decline of $0.8 million, or 5.3%, from the RLEC segment and the remaining markets in the Competitive Wireline segment, reflective of continuing network grooming and increasing the percentage of on-network traffic.

•

Other – Other operating expenses decreased $1.2 million, or 47.9%, from the first three months of 2010 to the first three months of 2011. The primary operating expenses in this segment are compensation and benefits and third party professional fees. The results for 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010.

COST OF SALES AND SERVICES—Cost of sales and services increased $9.6 million, or 22.3%, over the three months ended March 31, 2010. FiberNet (Note 1) accounted for $9.3 million, or 96.8%, of this increase. We expect network expenses related to the original FiberNet customer base to decline from churn of residential and other narrowband customers and as we groom this network by pruning leased facilities and by putting more customers on our network to eliminate lease access expenses and improve the quality of the service. The remainder of the increase was due to a $0.6 million increase in wireless network access and cell site expenses, as described in wireless communications above, and a $0.1 million increase in compensation and benefits. Partially offsetting these increases was a $0.4 million decrease in wireless variable cost of sales (“COS”), as described in detail below.

The $0.4 million decrease in wireless variable COS from the first three months of 2010 largely related to decreases from a $0.3 million decrease in roaming COS as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners. Also decreasing from the comparative prior year period were access, toll, data and features COS, which collectively decreased $0.4 million. Partially offsetting these decreases in variable COS was an increase in equipment COS of $0.4 million primarily due to an increase in the number of smart phones purchased by new customers. We expect COS expenses to grow during 2011 as roaming volume from national and unlimited plans increases, sales of smart phones and data cards continue at current or increased levels and usage of data features increases.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $3.4 million, or 11.0%, from the first three months of 2010 to the first three months of 2011. FiberNet (Note 1) accounted for $1.7 million, or 50.0%, of this increase. Also increasing over the prior year comparative period were retention costs, which increased $0.6 million due to an increase in handset upgrades to smart phones by existing customers, with the percentage of customers with data cards and smart phones increasing from 11% to 20% as of March 31, 2010 and 2011, respectively. Third party agent commissions increased $0.5 million due to an increase in sales through this channel. Bad debt expense, compensation and benefits, roamer administration and advertising and marketing also increased. Each of these expenses increased $0.2 million over the comparative prior year three months. Partially offsetting these increases was a decrease in direct channel commissions of $0.3 million due primarily to volume.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $0.8 million, or 8.2%, from the first three months of 2010 to the first three months of 2011. Included in this increase is $1.0 million of expenses related to FiberNet (Note 1) and $1.1 million of legal and professional expenses related to the Proposed Business Separation (Note 1) recorded in the first three months of 2011. This increase was partially offset by a one-time charge of $0.9 million recorded in the first three months of 2010 related to severance benefits which were provided for in the employment agreement of an executive officer who left the Company in March 2010. Partially offsetting the net remaining increase was a decrease in compensation and benefits of $0.5 million from the prior year comparative period.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $3.9 million, or 17.9%, from the first three months of 2010 to the first three months of 2011. This increase is primarily attributable to a $1.5 million increase in depreciation expense related to a significant increase in the depreciable asset base as a result of the FiberNet acquisition (Note 1). A $2.2 million increase in amortization expense accounted for a majority of the remainder of the increase related to the addition of customer and other amortizable intangible assets from the FiberNet acquisition (Note 1) a majority of which is escalated in the early years of the asset lives based on their estimated pattern of benefit.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $0.9 million, or 9.1%, from the first three months of 2010 due primarily to the additional borrowing of $125 million on August 2, 2010 under the existing senior credit facility, the proceeds of which were used to fund the FiberNet acquisition (Note 1). Partially offsetting the interest expense increase from the additional borrowing was a charge of $0.4 million recorded in the first three months of 2010 related to the interest portion of an access revenue settlement related to a carrier access billing dispute. We entered into a repricing amendment on the first lien term loan on March 14, 2011, reducing the rate from LIBOR (with a 2% floor) plus 3.75% to LIBOR (with a 1% floor) plus 3%. Interest expense before amortization of debt issuance cost and original issue discount on the first lien term loan will decline from the first quarter of $10.4 million to approximately $7.6 million for the second quarter 2011.

We entered into an interest rate cap instrument in fourth quarter 2010 and recognized a $0.1 million loss in the first three months of 2011 due to the change in market value from December 31, 2010 to March 31, 2011.

Other income (expenses) changed unfavorably from income of less than $0.1 million for the three months ended March 31, 2010 to expense of $1.5 million for the three months ended March 31, 2011. The net decrease was primarily caused by a $1.5 million charge in the first three months of 2011 related to the write off of previously deferred financing fees in connection with the March 14, 2011 repricing amendment.

INCOME TAXES

Income tax expense for the three months ended March 31, 2011 and 2010 was $7.6 million and $8.6 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring cost associated with our proposed separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $3.0 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of March 31, 2011. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects that $134.3 million of these prior NOLs will be available for us as follows: $18.4 million in 2012, $9.2 million per year in 2013 through 2024, $5.1 million in 2025 and $0.8 million in 2026. In addition, the Company expects to realize an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the three months ended March 31, 2011 and 2010, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest costs, cash dividends and required debt principal payments prior to maturity.

As of March 31, 2011, we had $869.3 million in aggregate long term liabilities, consisting of $739.5 million in outstanding long-term debt ($748.3 million including the current portion and net of a $4.6 million discount) and approximately $129.7 million in other long-term liabilities. Our credit agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. As noted above, we entered into a repricing amendment of our first lien term loan on March 14, 2011 which reduced our current rate of interest by 1.75%. The annualized impact of this change assuming LIBOR remains below 1% is over $13 million.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. At March 31, 2011, the net present value of these future minimum lease payments was $3.4 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $5.7 million for the remainder of 2011, $7.6 million per year in 2012 through 2014 and $721.0 million in 2015.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $10.0 million per quarter plus an additional quarterly amount for calculated excess cash flow, based on the definition in the credit agreement, and is decreased by any actual dividend or other restricted payments. The additional quarterly amount for calculated excess cash flow amounted to $6.1 million for the three months ended March 31, 2011, which will be added to the basket in the second quarter of 2011. The balance of the basket as of March 31, 2011 was $37.1 million. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of March 31, 2011, we are in compliance with all of our debt covenants, and our ratios at March 31, 2011 are as follows:

	Actual	Covenant Requirement at March 31, 2011
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.11	Not more than 4.00
Minimum interest coverage ratio	5.52	Not less than 3.00

In accordance with the credit agreement, the leverage and interest coverage ratios noted above are based on pro forma results for the four quarters ended March 31, 2011 to assume inclusion of FiberNet operating results for the entire period prior to the acquisition on December 1, 2010. Additionally, under the terms of the credit agreement, upon consummation of the Proposed Business Separation (Note 1), the total debt outstanding to EBITDA (as defined in the credit agreement) ratio at the date of the separation cannot be above 3.35.

During the three months ended March 31, 2011, net cash provided by operating activities was approximately $48.8 million. Net income during this period was $11.2 million and we recognized $37.8 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $0.2 million. The principal changes in operating assets and liabilities from December 31, 2010 to March 31, 2011 were as follows: accounts receivable decreased by $2.1 million; inventories and supplies decreased $1.2 million driven by initiatives to reduce inventory as well as reduced lead times on handsets; other current assets increased $4.2 million related to increases in prepaid maintenance contract and rents; changes in income taxes increased cash by $10.4 million due to the receipt of a $9.9 million receivable that existed as of December 31, 2010 related to net estimated tax overpayments for the third quarter of 2010 due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter estimated tax payment; accounts payable increased $0.5 million; and other current liabilities decreased $6.0 million primarily related to the payment the annual short-term incentive plan bonuses in the first three months of 2011. Retirement benefit payments for the first three months of 2011 were approximately $4.3 million which includes a $4.0 million pension plan funding.

During the three months ended March 31, 2010, net cash provided by operating activities was approximately $39.4 million. Net income during this period was $12.7 million. We recognized $27.1 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $0.4 million. The principal changes in operating assets and liabilities from December 31, 2009 to March 31, 2010 were as follows: accounts receivable increased by $1.2 million primarily due to reduction in the allowance account from improved aging; inventories and supplies decreased $3.2 million driven by a reduction in inventory from peak retail selling season levels at year-end; other current assets increased $3.3 million related to increases in prepaid maintenance contract and rents; changes in income taxes totaled $8.9 million due to net estimated tax payments compared to current tax accruals; accounts payable decreased $1.1 million; and other current liabilities increased $2.3 million primarily related to deferred compensation, rebate, and professional services accruals. Retirement benefit payments for the first three months of 2010 were approximately $9.3 million which includes a $9.0 million pension plan funding.

Our cash flows used in investing activities for the three months ended March 31, 2011 were approximately $26.8 million of which $26.1 million was used for the purchase of property and equipment comprised of (i) approximately $7.7 million related to our wireless business, including approximately $1.6 million of continued network coverage expansion and enhancements within our coverage area, approximately $3.9 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $2.2 million to support our existing networks and other business needs, (ii) approximately $16.2 million related to our wireline business, including approximately $1.6 million for the FiberNet network infrastructure and integration, $12.0 million for success-based customer and network expansion and $2.6 million for infrastructure upgrades and network sustainment, and (iii) approximately $2.2 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences. Our cash flows used in investing activities for the three months ended March 31, 2011 also included $0.7 million due from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects during the three months ended March 31, 2011.

Our cash flows used in investing activities for the three months ended March 31, 2010 were approximately $25.4 million used for the purchase of property and equipment comprised of (i) approximately $10.2 million related to our wireless business, including approximately $2.5 million of continued network coverage expansion and enhancements within our coverage area, approximately $4.9 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $2.8 million to support our existing networks and other business needs, (ii) approximately $13.2 million for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, including those in our new territories from the Allegheny Energy, Inc. fiber acquisition, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services, and (iii) approximately $2.0 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences.

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

Net cash provided by financing activities for the three months ended March 31, 2011 aggregated $16.0 million, which primarily represents the following:

•	$1.7 million in debt repricing costs;

•	$1.9 million repayments on our First Lien Term Loan;

•	$11.7 million used for common stock cash dividends ($0.28 per share in the aggregate) paid on January 14, 2011;

•	$0.4 million used for capital distributions to noncontrolling interests;

•	$0.4 million payments under capital leases; and,

•	$0.1 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2010 aggregated $13.2 million, which primarily represents the following:

•	$1.6 million repayments on our first lien term loan;

•	$11.6 million used for common stock cash dividends ($0.28 per share in the aggregate) paid on January 12, 2010;

•	$0.3 million used for capital distributions to noncontrolling interests; and,

•	$0.3 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

As of March 31, 2011, we had approximately $21.6 million in cash and working capital (current assets minus current liabilities) of approximately $17.5 million. As of December 31, 2010, we had approximately $15.7 million in cash and working capital of approximately $15.2 million. Of the cash on hand on March 31, 2011, $16.3 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the credit agreement.

We paid dividends of $0.28 per share during the three months ended March 31, 2011, totaling $11.7 million. On May 2, 2011, the board of directors declared a dividend in the amount of $0.28 per share which is to be paid on July 14, 2011 to stockholders of record on June 15, 2011. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement (as discussed earlier in this section).

We believe that our current unrestricted cash balances of $21.6 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

On December 7, 2010, our board of directors approved plans to create separate wireless and wireline businesses by spinning off the wireline business into a separate publicly traded company. NTELOS Holdings Corp. debt will be reduced by means of a dividend from the New Wireline Company at the time of the separation to a level such that the debt to last twelve months adjusted EBITDA (as defined in the credit agreement) ratio will be less than 3.35 to 1. The New Wireline Company will pursue committed financing to close concurrent with the separation. Financing proceeds will be used to pay the dividend to NTELOS Holdings Corp. as described above.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends FASB ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. The overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements is no longer permitted. Additionally, the new guidance requires entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard was not material to the Company.

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-A, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this EITF modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. EITF 10-A is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the EITF, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The impact of this EITF is not material to the Company’s condensed consolidated financial statements as of and for the period ending March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of March 31, 2011, $744.9 million was outstanding under the first lien term loan. As of March 31, 2011, NTELOS Inc. had a pro forma leverage ratio, as defined in the credit agreement, of 3.11:1.00 and an interest coverage ratio of 5.52:1.00, both of which are favorable to any future covenant requirement. On March 14, 2011 we completed a repricing of our first lien term loan. After the repricing, the facility bears interest at 3.00% above either the Eurodollar rate or 1.00%, whichever is greater, or 2.00% above either the Federal Funds rate or 2.00%, whichever is greater. If our leverage ratio, per the covenant calculation, is 2.75:1.00 or less, the repricing includes a further reduction of the interest rate to 2.75% above either the Eurodollar rate or 1.00%, whichever is greater, or 1.75% above either the Federal Funds rate or 2.00%, whichever is greater. Prior to the repricing, the facility bore interest at 3.75% above either the Eurodollar rate or 2.00%, whichever was greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever was greater. We have other fixed rate, long-term debt in the form of capital leases totaling $3.4 million as of March 31, 2011.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.0%. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $320.0 million covered by the cap agreement ($424.9 million at March 31, 2011). The cap agreement ends in August 2012.

At March 31, 2011, our financial assets included unrestricted cash of $21.6 million. Securities and investments totaled $1.3 million at March 31, 2011.

The following sensitivity analysis indicates the impact at March 31, 2011, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$744,900	$749,538	$761,682	$737,611
Capital lease obligations	3,389	3,389	3,727	3,050

A ten percent increase or decrease in interest rates would result in a change of $0.6 million in interest expense for the remainder of 2011, computed using the 1% LIBOR floor stipulated in our senior credit facility after repricing in March 2011. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 1% plus 3.00%. Actual LIBOR rates at March 31, 2011 were well below 1% and thus, a 10% change in the actual LIBOR rate from the rate at March 31, 2011 would result in no change in interest expense in 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 20 to 35) in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the first quarter of 2011. As of March  31, 2011, the approximate dollar value of shares that may yet be purchased under the plan is $23,073,534.

Item 4. (Removed and Reserved.)

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Amendment No. 4 to Credit Agreement dated as of March 14, 2011.

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 5, 2011	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President

Dated: May 5, 2011	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary