Form 10-Q
period 2011-06-30
NTELOS HOLDINGS CORP
filed 2011-08-09
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 42,149,146 shares of the registrant’s common stock outstanding as of the close of business on August 2, 2011.

NTELOS HOLDINGS CORP.

2011 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	June 30, 2011	December 31, 2010
Assets

Current Assets
Cash	$12,834	$15,676
Restricted cash	9,210	9,210
Accounts receivable, net of allowance of $16,288 ($15,627 in 2010)	62,479	56,308
Inventories and supplies	8,556	7,120
Other receivables	5,322	2,398
Income tax receivable	1,115	11,008
Prepaid expenses and other	15,413	12,217

	114,929	113,937

Securities and Investments	1,362	1,236

Property, Plant and Equipment
Land and buildings	47,842	46,201
Network plant and equipment	752,860	726,427
Furniture, fixtures and other equipment	97,033	93,425

Total in service	897,735	866,053
Under construction	47,724	19,495

	945,459	885,548
Less accumulated depreciation	357,923	318,599

	587,536	566,949

Other Assets
Goodwill	198,278	198,278
Franchise rights	32,000	32,000
Customer relationship intangibles, less accumulated amortization of $78,036 ($69,108 in 2010)	66,673	75,601
Trademark and other intangibles, less accumulated amortization of $4,983 ($3,814 in 2010)	6,467	7,636
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,863	16,859
Deferred charges and other assets	14,404	15,612

	450,134	461,435

	$1,153,961	$1,143,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$8,661	$8,567
Accounts payable	29,952	31,593
Dividends payable	11,799	11,749
Advance billings and customer deposits	23,462	23,304
Accrued compensation	6,722	8,792
Accrued interest	86	3,727
State income tax payable	967	—
Accrued operating taxes	4,924	3,168
Other accrued liabilities	6,819	6,986

	93,392	97,886

Long-term Liabilities
Long-term debt	737,847	740,526
Retirement benefits	35,798	38,618
Deferred income taxes	73,812	58,336
Other long-term liabilities	29,023	28,440
Income tax payable	474	500

	876,954	866,420

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 42,492 shares issued and 42,144 shares outstanding (42,492 shares issued and 41,964 shares outstanding in 2010)	425	425
Additional paid in capital	174,816	173,164
Treasury stock, 348 shares at cost (528 in 2010)	(10,540)	(12,862)
Retained earnings	30,184	30,210
Accumulated other comprehensive loss	(11,199)	(11,398)

Total NTELOS Holdings Corp. Stockholders’ Equity	183,686	179,539
Noncontrolling interests	(71)	(288)

	183,615	179,251

	$1,153,961	$1,143,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating Revenues	$154,515	$132,322	$310,046	$269,873

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	52,325	41,211	105,257	84,504
Customer operations	34,836	28,500	69,207	59,469
Corporate operations	9,881	8,325	21,014	18,614
Depreciation and amortization	26,006	22,065	51,396	43,593
Accretion of asset retirement obligations	190	213	383	337

	123,238	100,314	247,257	206,517

Operating Income	31,277	32,008	62,789	63,356

Other Income (Expenses)
Interest expense	(8,372)	(10,024)	(19,378)	(20,114)
Loss on interest rate derivatives	(103)	—	(251)	—
Other (expense) income, net	(79)	(36)	(1,615)	31

	(8,554)	(10,060)	(21,244)	(20,083)

	22,723	21,948	41,545	43,273

Income Tax Expense	9,487	8,567	17,063	17,162

Net Income	13,236	13,381	24,482	26,111

Net Income Attributable to Noncontrolling Interests	(468)	(559)	(925)	(778)

Net Income Attributable to NTELOS Holdings Corp.	$12,768	$12,822	$23,557	$25,333

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic	$0.31	$0.31	$0.57	$0.61
Income per share – diluted	$0.30	$0.31	$0.56	$0.61

Weighted average shares outstanding – basic	41,555	41,313	41,501	41,265
Weighted average shares outstanding – diluted	42,132	41,686	42,063	41,614

Cash Dividends Declared per Share – Common Stock	$0.28	$0.28	$0.56	$0.56

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net income	$24,482	$26,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,299	37,737
Amortization	10,097	5,856
Accretion of asset retirement obligations	383	337
Deferred income taxes	15,322	5,541
Loss on interest rate swap derivatives	251	—
Equity-based compensation expense	3,575	2,709
Amortization of loan origination costs and debt discount	1,634	1,321
Write off unamortized debt issuance costs related to the repricing	1,513	—
Retirement benefits and other	2,271	1,897
Changes in assets and liabilities from operations:
Increase in accounts receivable	(5,740)	(1,018)
(Increase) decrease in inventories and supplies	(1,436)	5,855
Increase in other current assets	(2,760)	(1,400)
Changes in income taxes	10,902	4,077
Decrease in accounts payable	(1,645)	(205)
(Decrease) increase in other current liabilities	(4,357)	2,784
Retirement benefit contributions and distributions	(4,711)	(9,576)

Net cash provided by operating activities	91,080	82,026

Cash flows from investing activities
Purchases of property, plant and equipment	(60,497)	(47,822)
Other	(3,271)	—

Net cash used in investing activities	(63,768)	(47,822)

Cash flows from financing activities
Debt repricing costs	(1,666)	—
Repayments on senior secured term loans	(3,800)	(3,175)
Cash dividends paid on common stock	(23,533)	(23,234)
Capital distributions to noncontrolling interests	(708)	(688)
Other	(447)	1,622

Net cash used in financing activities	(30,154)	(25,475)

(Decrease) increase in cash	(2,842)	8,729
Cash:
Beginning of period	15,676	51,097

End of period	$12,834	$59,826

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1.	Organization

NTELOS Holdings Corp., through NTELOS Inc. and its subsidiaries, (hereafter referred to as “Holdings Corp.” or the “Company”) is an integrated communications provider that offers a broad range of products and services to businesses, telecommunications carriers and residential customers in Virginia, West Virginia and surrounding states. The Company’s primary services are wireless digital personal communications services (“PCS”), high capacity transport, data services for Internet access and wide area networking, local and long distance telephone services and IPTV-based video services. Holdings Corp. does not have any independent operations.

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

Note 2.	Acquisitions

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

Subsequent to the issuance of the Company’s condensed consolidated financial statements on Form 10-Q for the period ended March 31, 2011, the Company recorded adjustments to the previously reported December 31, 2010 balance sheet resulting from additional verification and reconciliation of the financial records obtained from OCC related to FiberNet and the completion of a study. The following table summarizes these adjustments reflected in the condensed consolidated balance sheet as of December 31, 2010:

(Dollars in thousands)	Increase (decrease)
Assets acquired
Current assets	$351
Property, plant and equipment	(3,409)
Goodwill	2,364
Other assets	138

Total assets acquired	(556)

Liabilities assumed
Current liabilities	(442)
Long-term debt (capital leases)	(114)

Total liabilities assumed	$(556)

The Company will complete its acquisition accounting in 2011.

Note 3.	Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2011 and for the three and six months ended June 30, 2010 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and has been adjusted for the items described in Note 2.

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

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The commercial bank that holds significantly all of the Company’s cash at June 30, 2011 has maintained a high rating by Standard & Poor’s and Moody’s. At June 30, 2011 and December 31, 2010, the Company did not have any cash equivalents.

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account was $5.5 million at June 30, 2011 and $5.2 million at December 31, 2010. The remaining $7.3 million and $10.5 million of cash at June 30, 2011 and December 31, 2010, respectively, was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was less than $0.1 million for each of the three months ended June 30, 2011 and 2010. Total interest income related to cash was $0.1 million for each of the six months ended June 30, 2011 and 2010.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% ($8.1 million) will be funded by a grant from the federal government. The project is expected to be completed in 2012. Additionally during 2010, the Company was awarded a second grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total of this project is $4.4 million, of which 74% ($3.3 million) will be funded by a grant from the federal government. This project is expected to be completed in 2011. The Company was required to deposit 100% of its portion for both grants ($9.2 million) into pledged accounts in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. Accordingly, at June 30, 2011, the Company has $9.2 million held in non-interest bearing, fully insured escrow accounts with the Company’s primary commercial bank. The Company has a $4.0 million receivable for the reimbursable portion of the qualified recoverable expenditures through June 30, 2011, $1.0 million of which was received in early July 2011.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses, which could differ from such estimates, are charged off against the allowance for doubtful accounts. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense was $3.1 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and was $5.6 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s allowance for doubtful accounts was $16.3 million and $15.6 million as of June 30, 2011 and December 31, 2010, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of June 30, 2011 that would require it to perform impairment testing.

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

Intangibles with a finite life are classified as customer relationships and trademarks and other intangibles on the condensed consolidated balance sheets. At June 30, 2011 and December 31, 2010, customer relationships, trademarks and other intangibles were comprised of the following:

		June 30, 2011		December 31, 2010
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$144,709	$(78,036)	$144,709	$(69,108)
Trademarks	14 to 15 yrs	10,350	(4,675)	10,350	(3,770)
Non-compete agreement	2 yrs	1,100	(308)	1,100	(44)

Total		$156,159	$(83,019)	$156,159	$(72,922)

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

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. Amortization expense for the three months ended June 30, 2011 and 2010 was $5.0 million and $2.9 million, respectively, and amortization expense for the six months ended June 30, 2011 and 2010 was $10.1 million and $5.9 million, respectively.

Amortization expense for the remainder of 2011 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Remainder of 2011	$8,928	$322	$264	$9,514
2012	14,655	645	528	15,828
2013	13,541	645	—	14,186
2014	12,905	645	—	13,550
2015	6,576	645	—	7,221
2016	$2,416	$645	$—	$3,061

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

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and six months ended June 30, 2011 and 2010, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$753	$703	$1,506	$1,406
Interest cost	1,018	965	2,037	1,931
Expected return on plan assets	(1,180)	(1,096)	(2,360)	(2,194)
Amortization of loss	141	105	282	210

Net periodic benefit cost	$732	$677	$1,465	$1,353

Pension plan assets were valued at $64.6 million at June 30, 2011, which included funding contributions in the first quarter of 2011 of $4.0 million, and $59.2 million at December 31, 2010.

For the three and six months ended June 30, 2011 and 2010, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$25	$25	$50	$51
Interest cost	176	172	351	343

Net periodic benefit cost	$201	$197	$401	$394

The total expense recognized for the Company’s nonqualified pension plans for the three months ended June 30, 2011 and 2010 was $0.2 million and $0.3 million, respectively, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss. The total expense recognized for the Company’s nonqualified pension plans for the six months ended June 30, 2011 and 2010 was $0.4 million and $0.5 million, respectively, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

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

The fair value of the common stock options granted during the three and six months ended June 30, 2011 and 2010 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2011 and 2010 (Note 8) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of sales and services	$264	$190	$513	$373
Customer operations	321	275	619	519
Corporate operations	1,166	1,020	2,443	1,817

Equity-based compensation expense	$1,751	$1,485	$3,575	$2,709

Future charges for equity-based compensation related to instruments outstanding at June 30, 2011 for the remainder of 2011 and for the years 2012 through 2015 are estimated to be $2.6 million, $4.0 million, $2.5 million, $1.3 million and less than $0.1 million, respectively.

Treasury Stock

The Company’s board of directors is authorized to repurchase up to $40 million of the Company’s common stock (Note 8). Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. The Company reissues treasury shares as part of its shareholder approved stock-based compensation programs, its employee stock purchase program and for its 401(k) match.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will apply the requirements of this ASU to its financial statements for the fiscal year beginning January 1, 2012.

Note 4.	Disclosures About Segments of an Enterprise and Related Information

The Company manages its business with separate products and services into three segments: Wireless PCS, Competitive Wireline and Rural Local Exchange Carrier (“RLEC”).

The Company has one customer, Sprint Nextel, which accounted for approximately 23% and 22% of the Company’s total revenue for the three months ended June 30, 2011 and 2010, respectively, and approximately 22% of the Company’s total revenue for each of the six months ended June 30, 2011 and 2010. Revenue from Sprint was derived from a wireless PCS wholesale contract, wireless outcollect roaming and RLEC and Competitive Wireline segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	Competitive Wireline	RLEC	Other	Eliminations	Total
For the three months ended June 30, 2011
Operating revenues	$104,262	$37,248	$12,912	$93	$—	$154,515
Intersegment revenues(1)	98	1,549	1,744	9	(3,400)	—
Operating income (loss)	21,298	7,996	6,055	(4,072)	—	31,277
Depreciation and amortization	14,294	7,486	3,500	726	—	26,006
Accretion of asset retirement obligations	162	21	6	1	—	190
Equity-based compensation charges	187	80	94	1,390	—	1,751
Proposed Business Separation related charges(2)	$—	$—	$—	$875	$—	$875

As of and for the six months ended June 30, 2011
Operating revenues	$209,055	$74,302	$26,497	$192	$—	$310,046
Intersegment revenues(1)	226	3,205	3,470	17	(6,918)	—
Operating income (loss)	43,326	15,108	12,333	(7,978)	—	62,789
Depreciation and amortization	28,591	14,921	7,058	826	—	51,396
Accretion of asset retirement obligations	327	43	12	1	—	383
Equity-based compensation charges	390	141	198	2,846	—	3,575
Proposed Business Separation related charges(2)	—	—	—	1,949	—	1,949

Capital expenditures	20,843	27,624	6,177	5,853	—	60,497

Goodwill	63,700	101,140	33,438	—	—	198,278

Total segment assets	$517,896	$356,004	$199,305	$1,219	$—	$1,074,424
Corporate assets						79,537

Total assets						$1,153,961

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

(In thousands)	Wireless PCS	Competitive Wireline	RLEC	Other	Eliminations	Total
For the three months ended June 30, 2010
Operating revenues	$99,603	$19,158	$13,427	$134	$—	$132,322
Intersegment revenues(1)	69	1,313	1,720	7	(3,109)	—
Operating income (loss)	23,503	4,748	6,357	(2,600)	—	32,008
Depreciation and amortization	14,543	3,996	3,573	(47)	—	22,065
Accretion of asset retirement obligations	194	13	6	—	—	213
Equity-based compensation charges	$172	$18	$91	$1,204	$—	$1,485

For the six months ended June 30, 2010
Operating revenues	$203,648	$38,297	$27,662	$266	$—	$269,873
Intersegment revenues(1)	146	2,584	3,404	13	(6,147)	—
Operating income (loss)	47,142	9,476	12,807	(6,069)	—	63,356
Depreciation and amortization	28,633	7,859	7,061	40	—	43,593
Accretion of asset retirement obligations	382	(56)	11	—	—	337
Equity-based compensation charges	357	36	183	2,133	—	2,709

Capital expenditures	$20,085	$17,090	$5,493	$5,154	$—	$47,822

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for the three months ended June 30, 2011 and 2010 were $1.0 million and $1.5 million, respectively, and total unallocated corporate operating expenses for the six months ended June 30, 2011 and 2010 were $2.2 million and $3.9 million, respectively. Additionally, the “Other” segment included equity-based compensation of $1.4 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively, related to equity awards for all employees receiving such awards and 401(k) matching contributions for Other segment employees, which were made in Company common stock. The Company also incurred and did not allocate $0.9 million and $1.9 million of costs related to the Proposed Business Separation (Note 1) in the three and six months ended June 30, 2011, respectively.

Operating expenses which provide direct benefits to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $6.1 million and $5.7 million for the three months ended June 30, 2011 and 2010, respectively, and $12.4 million and $11.7 million for the six months ended June 30, 2011 and 2010, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $2.8 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $5.5 million and $4.6 million for the six months ended June 30, 2011 and 2010, respectively.

Note 5.	Long-Term Debt

As of June 30, 2011 and December 31, 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
First lien term loan	$743,245	$746,128
Capital lease obligations	3,263	2,965

	746,508	749,093

Less: current portion of long-term debt	8,661	8,567

Long-term debt	$737,847	$740,526

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

The First Lien Term Loan is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At June 30, 2011, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 3.14:1.00 and its interest coverage ratio (as defined) was 5.97:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remained undrawn as of June 30, 2011.

The First Lien Term Loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the credit agreement, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the new credit agreement, the restricted payment basket was initially set at $50.0 million and was $41.5 million as of June 30, 2011. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow based on the definition in the credit agreement, and is decreased by any actual restricted payments, including dividend payments and stock repurchases. No additional quarterly amount will be added to the restricted payment basket during the third quarter of 2011 based on the calculated excess cash flow for the second quarter of 2011.

In connection with the refinancing and repricing of the First Lien Term Loan and the issuance of the Incremental Term Loan described above, the Company deferred issuance and repricing costs of approximately $15.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three months ended June 30, 2011 and 2010 was $0.6 million and $0.4 million, respectively, and amortization of these costs for the six months ended June 30, 2011 and 2010 was $1.1 million and $0.9 million, respectively.

The discounts related to the First Lien Term Loan noted above are being accreted to the First Lien Term Loan using the effective interest method over the life of the debt and are reflected in interest expense in the condensed consolidated statement of operations. Accretion for each of the three months ended June 30, 2011 and 2010 was $0.2 million, and accretion for each of the six months ended June 30, 2011 and 2010 was $0.5 million.

The aggregate maturities of long-term debt outstanding at June 30, 2011, excluding capital lease obligations, based on the contractual terms of the instruments are $3.8 million for the remainder of 2011, $7.6 million per year in 2012 through 2014 and $721.0 million in 2015.

The Company’s blended average interest rate on its long-term debt for the six months ended June 30, 2011 and 2010 was approximately 5.2% and 6.4%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At June 30, 2011, the carrying value and accumulated depreciation of these assets was $4.7 million and $1.9 million, respectively. In addition, the Company assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. The total net present value of the Company’s future minimum lease payments is $3.3 million. As of June 30, 2011, the principal portion of these capital lease obligations is due as follows: $0.5 million for the remainder of 2011, $1.0 million in 2012, $0.8 million in 2013, $0.5 million in 2014, $0.3 million in 2015 and $0.2 million thereafter.

Note 6.	Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010
Cash payments for:
Interest (net of amounts capitalized)	$21,207	$18,104
Income taxes	770	10,545
Cash received from income tax refunds	9,932	3,000
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	7,487	4,380
Borrowings under capital leases	1,095	693
Dividend declared not paid	$11,799	$11,666

The amount of interest capitalized in the six months ended June 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

Note 7.	Financial Instruments

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

Long-Term Investments

At June 30, 2011 and December 31, 2010, all of the Company’s investments are carried under the cost method as it is not practicable to estimate fair value.

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

The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes; therefore, a change in market value of the cap agreement is recorded as a gain or loss on interest rate hedge instrument in the condensed consolidated statement of operations for the applicable period. The Company recorded a loss on the interest rate cap of $0.1 million and $0.3 million in its condensed consolidated statement of operations for the three and six months ended June 30, 2011, respectively, due to a decline in its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
June 30, 2011
Nonderivatives:
Financial assets:
Cash	$12,834		$12,834	$12,834
Long-term investments for which it is not practicable to estimate fair value	N/A		1,362	N/A
Financial liabilities:
Senior credit facility	747,638		743,245	743,899
Capital lease obligations	3,263		3,263	3,263
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$18	$18
December 31, 2010
Nonderivatives:
Financial assets:
Cash	$15,676		$15,676	$15,676
Long-term investments for which it is not practicable to estimate fair value	N/A		1,213	N/A
Financial liabilities:
Senior credit facility	751,438		746,128	753,316
Capital lease obligations	2,965		2,965	2,965
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$269	$269

*	Notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $1.2 million and $1.1 million as of June 30, 2011 and December 31, 2010, respectively, represent the Company’s investment in CoBank, ACB (“CoBank”). This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the first lien term loan held by CoBank.

The fair values of the senior credit facility and interest rate cap were derived based on quoted trading prices obtained from the administrative agent at June 30, 2011 and December 31, 2010, as applicable. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 8.	Stockholders’ Equity

On August 2, 2011, the board of directors declared a cash dividend in the amount of $0.28 per share to be paid on October 12, 2011 to stockholders of record on September 15, 2011.

The Board of Directors has authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. The Company did not repurchase any of its common shares during the six months ended June 30, 2011 or during the year ended December 31, 2010. Through December 31, 2009, the Company had repurchased 1,046,467 shares for $16.9 million.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Income applicable to common shares for earnings-per-share computation	$12,768	$12,822	$23,557	$25,333

Denominator:
Total shares outstanding	42,144	41,688	42,144	41,688
Less: weighted average unvested shares	(518)	(322)	(511)	(295)
Less: effect of calculating weighted average shares	(71)	(53)	(132)	(128)

Denominator for basic earnings per common share – weighted average shares outstanding	41,555	41,313	41,501	41,265
Plus: weighted average unvested shares	518	322	511	295
Plus: common stock equivalents of stock options exercised	59	51	51	54

Denominator for diluted earnings per common share – weighted average shares outstanding	42,132	41,686	42,063	41,614

For the three months ended June 30, 2011 and 2010, the denominator for diluted earnings per common share excludes approximately 164,000 shares and 351,000 shares, respectively, related to stock options which would be antidilutive for the respective periods. For the six months ended June 30, 2011 and 2010, the denominator for diluted earnings per common share excludes approximately 192,000 shares and 412,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2011:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stock- holders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	42,492	528	$425	$173,164	$(12,862)	$30,210	$(11,398)	$179,539	$(288)	$179,251
Equity-based compensation				2,665				2,665		2,665
Excess tax deduction related to the recognition of certain equity-based compensation				41				41		41
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised		(180)		(1,054)	2,322			1,268		1,268
Cash dividends declared ($0.56 per share)						(23,583)		(23,583)		(23,583)
Capital distribution to noncontrolling interests								—	(708)	(708)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						23,557
Amortization of unrealized loss from defined benefit plans, net of $127 of deferred income taxes							199
Comprehensive income attributable to NTELOS Holdings Corp.								23,756
Comprehensive income attributable to noncontrolling interests									925
Total Comprehensive Income										24,681

Balance, June 30, 2011	42,492	348	$425	$174,816	$(10,540)	$30,184	$(11,199)	$183,686	$(71)	$183,615

For the six months ended June 30, 2010, comprehensive income was $26.3 million and was comprised of net income of $26.1 million and amortization of unrealized losses from defined benefit plans of $0.2 million.

Note 9.	Stock Plans

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

During the six months ended June 30, 2011, the Company issued 541,894 stock options under the Employee Equity Incentive Plan and 26,930 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. No options expired during the period. Additionally, during the six months ended June 30, 2011, the Company issued 104,934 shares of restricted stock under the Employee Equity Incentive Plan and 12,530 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plan cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The summary of the activity and status of the Equity Incentive Plans for the six months ended June 30, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2011	1,691	$18.02
Granted during the period	569	19.41
Exercised during the period	(29)	13.15
Forfeited during the period	(3)	18.13

Outstanding at June 30, 2011	2,228	$18.44	8.1 years	$4,419

Exercisable at June 30, 2011	879	$18.34	7.0 years	$1,826

Total expected to vest at June 30, 2011	1,232	$18.45		$2,428

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2011 and 2010 was $4.29 and $3.89, respectively. The total intrinsic value of options exercised during each of the six months ended June 30, 2011 and 2010 was $0.2 million. The total fair value of options that vested during the six months ended June 30, 2011 and 2010 as determined on the date of issuance was $1.6 million and $1.8 million, respectively. As of June 30, 2011, there was $5.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2011	561	$18.09
Granted during the period	117	19.42
Vested during the period	(103)	17.21
Forfeited during the period	(14)	18.39

Restricted stock outstanding at June 30, 2011	561	$18.34

As of June 30, 2011, there was $5.8 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years. The fair value of the restricted stock when issued was equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which commenced in July 2006 with 200,000 shares available. Effective in 2010, shares purchased under this plan have been and will continue to be issued from the treasury stock balance. If treasury shares are not available, new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the six months ended June 30, 2011 and 2010, 5,830 shares and 3,370 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in the six months ended June 30, 2011 or 2010.

Note 10.	Income Taxes

Income tax expense for the three and six months ended June 30, 2011 was $9.5 million and $17.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring costs associated with our proposed separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $2.2 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of June 30, 2011. In addition, the Company expects to realize an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects that $134.3 million of these prior NOLs will be available for use as follows: $18.4 million in 2012 (with the $9.2 million anticipated carryover from 2011), $9.2 million per year in 2013 through 2024, $5.1 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 11.	Commitments and Contingencies

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

The Company has other purchase commitments relating to capital expenditures totaling $26.9 million as of June 30, 2011, of which approximately $23.5 million, $1.9 million and $1.5 million are expected to be satisfied during 2011, 2012 and 2013, respectively.

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

Wireless Business

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 67% and 75% of our total revenues in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, our wireless retail business had approximately 424,800 NTELOS retail subscribers, representing a 7.2% penetration of our total covered population. As of June 30, 2011, 1,142 (approximately 86%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the six months ended June 30, 2011 and 2010, we realized wireless wholesale revenues of $66.4 million and $56.3 million, respectively. Of this total for the six months ended June 30, 2011 and 2010, $63.7 million and $54.1 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Calculated revenues from this contract exceeded the monthly minimum beginning in October 2010 and are projected to continue to exceed the monthly minimum during the remainder of 2011.

We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. Additionally, we are continuing to improve our handset offerings, particularly with Android OS smartphones, and refine rate plans with a value proposition strategy. These initiatives support our commitment to deliver superior customer value and, coupled with programs to improve customer satisfaction, continue to put the customer at the forefront of our marketing, sales and customer care efforts.

We also are focused on refining our distribution strategy for both our prepay and postpay sales. In the first quarter of 2011, we began expanding our indirect distribution channel by using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. This focus will continue for the remainder of 2011, as will a focused improvement to our direct distribution outlets. Branded stores continue to evolve, with changes to the number of stores, store locations and upgrades to stores in appearance and customer service functionality. We believe these changes will improve our prepay sales and also bolster postpay sales productivity. Postpay sales through 14 Company managed stores relocated or retrofitted in the 12 months ended March 31, 2011 were up 19% in the second quarter of 2011, compared to the second quarter of 2010. Similar relocations or retrofits were completed for an additional five stores during the second quarter of 2011 and 10 more stores are planned for relocation or retrofit during the second half of 2011.

The current economic climate and increased competition has contributed to a decline in subscribers of 3.3% from June 30, 2010, mostly related to the loss of prepay customers. The postpay customer base remained stable from June 30, 2010, declining just 0.3%. In an effort to reduce future customer churn, we have increased our percentage of sales of Nations plans, which historically have had the lowest churn rates, to approximately 79% of total postpay sales during the first six months of 2011 as compared to an average of approximately 67% in 2010.

We continue to face risks to our competitive “value” position in the postpay market, predominantly through reduced price nationwide unlimited voice plans by competitors such as Sprint, T-Mobile, and AT&T. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors, and we plan to respond to this competition with aggressive promotional offers such as our “Two Smartphones for $99.98” promotion launched in April 2011.

We also expect the competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Page Plus, actively compete for prepay customers in our market. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we continually modify our prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans such as our $45 unlimited talk, text and data plan which can be upgraded to $55 with a smartphone purchase.

These competitive pressures in the postpay and prepay market segments have been particularly impactful in our urban markets in eastern Virginia. In addition, it is uncertain what the effect will be in these same urban markets if the announced AT&T and T-Mobile merger were to be consummated. We will continue to review the effects of this on our business and tailor our marketing and sales response accordingly. However, if we do not grow the subscriber base and revenues in these markets, we may need to alter our current growth projections for these markets which, if lower, could result in an impairment indicator which would require impairment testing and potentially an impairment loss. The net carrying value as of June 30, 2011 of property, plant and equipment and spectrum licenses for these eastern Virginia markets was $81.2 million and $86.9 million, respectively.

Total average monthly revenue per handset/unit in service (“ARPU”) declined $0.21 in the first six months of 2011 compared to the 2010 comparative six months primarily due to a decline in ARPU from voice as a result of a reduction in the price of many of our plans in response to competitive pressures. We expect total ARPU to continue to decline throughout the remainder of 2011 due to competitive pressures and economic conditions. Partially offsetting the decline in ARPU from voice was an increase in data ARPU of $3.81 over the comparative six months.

We anticipate that data ARPU will continue to grow and offset a substantial portion of the anticipated decline in voice ARPU. The percentage of customers with smartphones or data cards in relation to total customers is also a significant contributing factor to data growth, with this percentage increasing from 13% as of June 30, 2010 to 25% as of June 30, 2011 (and postpay growing from 17% as of June 30, 2010 to 29% as of June 30, 2011). Handset subsidy costs have increased over the past two years and are expected to continue to grow throughout the remainder of 2011 due to actual and expected higher mix of smartphones in relation to total customers. Data ARPU and data revenue are expected to continue to grow throughout the remainder of 2011 due to the continued increase in data plan penetration and usage. The increase in data usage has resulted in a significant increase in network expenses which is captured in cost of sales and services.

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

Central to our wireline strategy is being first to our regional markets with technology and services first introduced in metropolitan areas by national service providers. Our tradition of service and creative and tailored service solutions with a diversified portfolio of products is attractive to carriers with needs for transport and fiber to the cell site and to regional enterprise customers seeking high quality data and IP services and interconnection to data centers in our region.

Within our Competitive Wireline segment, we market and sell local and long distance, voice and data services almost exclusively to business customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation. As of June 30, 2011, we served customers with approximately 127,600 CLEC access line connections. We also offer broadband services in over 98% of our RLEC service area and as of June 30, 2011, we operated approximately 33,800 broadband access connections in our markets, representing an increase of 36.2% over the connections on June 30, 2010. We also offer NTELOS video in selected neighborhoods within our two RLEC service areas and in two CLEC neighborhoods. The product offers video entertainment services and provides an alternative to cable and satellite TV. It is delivered via fiber-to-the-home (“FTTH”) which allows us to deliver integrated video, local and long distance telephone services, plus broadband Internet access at speeds currently up to 20 megabits per second. At June 30, 2011, we had approximately 3,200 video customers and passed approximately 12,700 homes with fiber. Revenues and operating expenses from the broadband and video products are included in the Competitive Wireline segment. The RLECs charge to the Competitive segment for access related to these connections to RLEC customers is eliminated in consolidation.

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

We closed on two recent acquisitions as noted above. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we began to accelerate our growth initiatives in our Competitive Wireline segment’s enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. On December 1, 2010, we closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The FiberNet fiber optic network covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FiberNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. We funded the purchase through a combination of proceeds from a $125 million incremental term loan under NTELOS’s existing senior secured credit facility which was closed on August 2, 2010 and cash on hand. These acquisitions provide us with a solid base for expansion. The FiberNet purchase provided further diversity and density in several of our existing markets, particularly in West Virginia. We are offering additional data and other broadband services to existing FiberNet customers and plan to attract new customers in our existing and new markets with our enterprise data products in order to grow top line revenue and further leverage our operational and back office platforms while fully realizing the operational synergies available. In all markets, we will continue to extend our network to customers as opposed to leasing such facilities in order to improve network quality, eliminate access-related expenses and control the customer experience. During the second quarter of 2011, we expanded our Metro Ethernet and IP-based services into 23 new market areas in West Virginia, Pennsylvania and Maryland.

Our wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of June 30, 2011, we operated approximately 34,500 RLEC telephone access lines. We experienced access line losses in 2010 and in the first six months of 2011, and these losses are expected to continue for the remainder of 2011 due to continued cable competition, wireless substitution and the economic climate. We have lost approximately 900 access lines during the first six months of 2011. These line losses, coupled with access reconfigurations and network grooming by carriers has resulted in a 4.2% decline in RLEC revenues for the first six months of 2011 compared to the first six months of 2010.

Our wireline operating income margins were approximately 27% and 34% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the margin is primarily due to a shift in the composition of the wireline business to a higher percentage being represented by Competitive Wireline after the FiberNet acquisition (Note 2) and the RLEC access reconfigurations discussed above. The products from Competitive Wireline generally yield a lower margin than the RLEC business. The decrease in the margin is also due to certain of the FiberNet intangible assets having heavier amortization charges in the initial years (Note 3) and due to the fact that the FiberNet business currently contains a higher percentage of lower margin residential customers as compared to our legacy higher margin business and other enterprise accounts.

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

The table below provides a reconciliation of operating revenue from our wireless segment (Note 3 in the Notes to unaudited condensed consolidated financial statements included herein) to subscriber revenues used to calculate average monthly ARPU for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
(Dollars in thousands, other than average monthly ARPU data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Wireless communications revenues	$104,262	$99,603	$209,055	$203,648
Less: equipment revenues from sales to new customers	(1,826)	(1,526)	(3,930)	(4,601)
Less: equipment revenues from sales to existing customers	(4,533)	(3,457)	(9,292)	(8,032)
Less: wholesale revenues	(34,032)	(28,028)	(66,405)	(56,347)
Plus (less): other revenues and adjustments	(29)	(235)	143	(384)

Wireless gross subscriber revenues	$63,842	$66,357	$129,571	$134,284

Average number of subscribers	425,940	442,968	428,624	442,374
Total average monthly ARPU	$49.96	$49.93	$50.38	$50.59

Wireless gross subscriber revenues	$63,842	$66,357	$129,571	$134,284
Less: wireless voice and other features revenues	(44,092)	(51,037)	(91,013)	(104,610)

Wireless data revenues	$19,750	$15,320	$38,558	$29,674

Average number of subscribers	425,940	442,968	428,624	442,374
Total data average monthly ARPU	$15.46	$11.53	$14.99	$11.18

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate cap and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, related charges or amortization of amendment fees.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an interoperability solution provider). Our Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% noncontrolling interest. The VA Alliance made $0.7 million of capital distributions to the minority owners during each of the six months ended June 30, 2011 and 2010.

Results of Operations

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

Operating revenues increased $22.2 million, or 16.8%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 primarily driven by an increase in Competitive Wireline segment revenues of $18.1 million. Operating revenues increased $40.2 million, or 14.9%, from the six months ended June 30, 2010 to the six months ended June 30, 2011 primarily driven by an increase in Competitive Wireline segment revenues of $36.0 million. Pro forma to include FiberNet (which is included in the Competitive Wireline segment) in the prior year comparative periods, operating revenues were $150.6 million and $306.8 million for the three and six months ended June 30, 2010, respectively, compared to $154.5 million and $310.0 million for the three and six months ended June 30, 2011, respectively, representing an increase of $3.9 million, or 2.6%, from the three months ended June 30, 2010 and an increase of $3.3 million, or 1.1%, from the six months ended June 30, 2010.

Wireless PCS revenues increased $4.7 million, or 4.7%, over the prior year comparative three months and increased $5.4 million, or 2.7%, over the prior year comparative six months resulting from increased wholesale and equipment revenues, partially offset by declines in subscriber revenues. Pro forma Competitive Wireline segment revenues decreased $0.2 million, or 0.6%, from the three months ended June 30, 2010 and decreased $0.9 million, or 1.2%, from the six months ended June 30, 2010 primarily from declines in CLEC voice and long distance revenues. RLEC segment revenues declined $0.5 million and $1.2 million from the prior year three- and six-month comparative periods, respectively, due primarily to a decline in local service and access revenues.

Operating income decreased $0.7 million, or 2.3%, from the three months ended June 30, 2010 due to an increase in operating expenses of $22.9 million, or 22.9%, partially offset by the $22.2 million increase in revenue discussed above. This three-month increase in operating expenses includes $15.0 million of operating expenses from FiberNet. Excluding FiberNet, operating expenses increased $8.0 million, or 7.9%, over the comparative three months, which net increase is driven by the increase in gross subscriber additions and customer retention efforts as further discussed in the operating expenses section below.

Operating income decreased $0.6 million, or 0.9%, from the six months ended June 30, 2010 due to an increase in operating expenses of $40.7 million, or 19.7%, partially offset by the $40.2 million increase in revenue discussed above. This six-month increase in operating expenses includes $30.1 million of operating expenses from FiberNet. Excluding FiberNet, operating expenses increased $10.7 million, or 5.2%, over the comparative six months, which net increase is similar to the increase over the comparative three months as further discussed in the operating expenses section below.

Net income attributable to NTELOS Holdings Corp. decreased $0.1 million, or 0.4%, from the three months ended June 30, 2010. A $1.5 million improvement in other expenses (net of other income) more than offset the $0.7 million decrease in operating income. The majority of the decrease in other expenses (net of other income) was due to a $1.7 million decrease in interest expense associated with a decrease in the interest rate on our first lien term loan associated with the March 2011 repricing (Note 5), partially offset by higher borrowings to fund the FiberNet acquisition.

Net income attributable to NTELOS Holdings Corp. decreased $1.8 million, or 7.0%, from the six months ended June 30, 2010 primarily related to the $0.6 million decrease in operating income described above and a $1.2 million increase in other expenses (net of other income). The majority of the increase in other expenses (net of other income) was due to a $0.7 million increase in interest expense associated with higher borrowings to fund the FiberNet acquisition, partially offset by a decrease in the interest rate on our first lien term loan associated with the March 2011 repricing (Note 5).

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
Operating Revenues	June 30, 2011	June 30, 2010	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$104,262	$99,603	$4,659	4.7%

Wireline
Competitive Wireline	37,248	19,158	18,090	94.4%
RLEC	12,912	13,427	(515)	(3.8%)

Total wireline	50,160	32,585	17,575	53.9%

Other	93	134	(41)	(30.6%)

Total	$154,515	$132,322	$22,193	16.8%

	Six Months Ended
Operating Revenues	June 30, 2011	June 30, 2010	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$209,055	$203,648	$5,407	2.7%

Wireline
Competitive Wireline	74,302	38,297	36,005	94.0%
RLEC	26,497	27,662	(1,165)	(4.2%)

Total wireline	100,799	65,959	34,840	52.8%

Other	192	266	(74)	(27.8%)

Total	$310,046	$269,873	$40,173	14.9%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $4.7 million from the three months ended June 30, 2010 to the three months ended June 30, 2011 due to a $6.0 million, or 21.4%, increase in wholesale and roaming revenues, a $1.4 million, or 27.6%, increase in equipment revenues, and a $0.4 million increase in postpay subscriber revenue. These increases were primarily offset by a decrease in our prepay subscriber revenue of $3.1 million, or 20.3%. The $5.4 million year to date increase noted in the table above was primarily due to a $10.1 million, or 17.9%, increase in wholesale and roaming revenues, a $0.6 million, or 4.7%, increase in equipment revenues, and a $1.3 million increase in postpay subscriber revenue offset by a decrease in our prepay subscriber revenue of $6.4 million, or 20.3%.

Wholesale and roaming revenues from the Strategic Network Alliance increased $5.6 million, or 20.7%, from the prior year comparative three months and increased $9.6 million, or 17.7%, from the prior year comparative six months. These increases are reflective of increased data usage, which was billed and recognized at the $9.0 million contract minimum in each of the three- and six-month periods ended June 30, 2010. Calculated revenues from the Strategic Network Alliance grew throughout 2010 as a result of significant growth in usage and began to exceed the $9.0 million monthly minimum in October 2010. These revenues continued to exceed the $9.0 million monthly minimum in each of the first six months of 2011 and we expect these revenues to exceed the monthly minimum throughout the remainder of 2011. Absent the contract minimum, our calculated revenues for the three and six months ended June 30, 2010 would have been $24.5 million and $48.3 million, respectively, as compared to $32.7 million and $63.7 million for the three and six months ended June 30, 2011, representing a 33.3% and 31.8% increase over the respective three- and six-month prior year comparative periods. Roaming revenues from other carriers increased $0.4 million from the prior year comparative three months and increased $0.5 million from the prior year comparative six months. Roaming revenues from other carriers may decline in 2011 as a result of industry consolidation of carriers with complementary networks, lower roaming rates or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice and data usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home minutes of use”) and voice and data usage from Sprint customers who use our network while traveling through the Strategic Network Alliance service area (“travel minutes of use”). We added seven cell sites within this wholesale service area from June 30, 2010 to June 30, 2011, improving existing service and extending this coverage area and with usage now being above the minimums, we expect to add 16 to 21 more cell sites within the wholesale territory during the remainder of 2011 which will benefit both our wholesale and retail businesses.

In both the three- and six-month comparative periods, subscriber revenues reflected a net subscriber loss of approximately 14,600 subscribers, or 3.3%, from approximately 439,300 subscribers as of June 30, 2010 to approximately 424,800 subscribers as of June 30, 2011. Prepay subscribers accounted for approximately 13,500 (93%) of this net loss, representing a loss of 9.9% of the prepay subscriber base as of June 30, 2010. This net loss in prepay subscribers is due to intense competition and a re-design of our prepay plans to offer more feature-rich plans in order to target the higher end of the prepaid market, which led to increased pricing in our prepay plans in 2010. We began to offer tax-inclusive rate plans in February 2011. Postpay subscribers, which increased approximately 400 from March 31, 2011 to June 30, 2011, were nonetheless negative as compared to June 30, 2010, accounting for the remaining 1,100 in net subscriber loss.

Voice and other feature revenues, excluding data revenues, were lower in the three and six months ended June 30, 2011 than in the three and six months ended June 30, 2010 by $7.4 million and $14.5 million, respectively, due to a number of factors, including the decrease in the subscriber base and a 10.2% three- and six-month decline in total average monthly ARPU excluding average monthly data ARPU, respectively, due to competitive pricing reductions, economic conditions and an increase in the number of prepay subscribers who suspend service for a period of time. Partially offsetting these decreases in voice revenue were increases in data revenue of $4.7 million over the prior year comparative three months and $9.2 million over the prior year comparative six months. Underlying this 32.1% three-month growth and 32.3% six-month growth in data revenue was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Within postpay revenues, increases in data and all other revenue categories (toll, roaming, features, etc.) have more than offset the voice revenue declines in both the three and six month periods. Total data ARPU for all prepay and postpay products was $15.46 and $14.99 for the three and six months ended June 30, 2011, respectively, compared to $11.53 and $11.18 for the three and six months ended June 30, 2010, respectively, representing three- and six-month increases of 34.1%, reflecting the increased take-rate on data packages and increased usage rates. Growth in data ARPU more than offset declines in voice ARPU from the comparative three months and partially offset declines in voice ARPU from the comparative six months, resulting in blended ARPU of $49.96 and $50.38 for the three and six months ended June 30, 2011 as compared to $49.93 and $50.59 for the three and six months ended June 30, 2010.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $17.6 million, or 53.9%, over the prior year comparative three months, with revenues from Competitive Wireline increasing $18.1 million driven by the new revenues from FiberNet, partially offset by the $0.5 million RLEC revenue decline. Similarly, wireline communications revenues increased $34.8 million, or 52.8%, over the prior year comparative six months, with revenues from Competitive Wireline increasing $36.0 million driven by the new revenues from FiberNet, partially offset by the $1.2 million RLEC revenue decline.

•

Competitive Wireline Revenues. Competitive Wireline revenue, pro forma to include FiberNet for the three and six months ended June 30, 2010, decreased $0.2 million from the prior year comparative three months and decreased $0.9 million from the prior year comparative six months. The three-month decrease was primarily due to a $1.9 million decline in voice and long distance revenues offset primarily by the $1.8 million of increase related to Enterprise Data, Residential and Small Business Broadband and wholesale. The six-month decrease was primarily due to a $3.3 million decline in voice and long distance revenues and a $0.7 million revenue decline from other legacy products and a $3.1 million increase in Enterprise Data, Residential and Small Business Broadband and wholesale revenues. Competitive Wireline revenue increased $0.2 million during the three months ended June 30, 2011 over the three months ended March 31, 2011, with a $0.8 million increase in Enterprise Data, Residential and Small Business Broadband and wholesale revenues being largely offset by the $0.6 million decrease in voice and long distance. We expect Competitive Wireline revenue to increase in future periods as the rate of voice and long distance revenue decline slows and revenues from Enterprise Data, Residential and Small Business Broadband and wholesale continue to expand.

•

RLEC Revenues. RLEC revenues decreased $0.5 million, or 3.8%, and $1.2 million, or 4.2%, from the three and six months ended June 30, 2010, respectively, primarily due to decreased access and local service revenues from a 7.0% decrease in access lines. Also contributing to the three- and six-month decreases was network grooming by our carrier customers with whom we interconnect and for whom we provide access services. Partially offsetting the revenue effects of the access line decreases were increases in carrier access minutes from the prior year comparative three and six months of 0.9% and 0.3%, respectively, due primarily to increased usage by wireless carriers. On July 1, 2011, our interstate access rates were subject to a biennial reset, which resulted in a reduction of these rates. This rate reset is estimated to result in a $1.3 million reduction in revenue during the second half of 2011.

Access lines totaled approximately 34,500 as of June 30, 2011 and approximately 37,100 as of June 30, 2010, a 2,600 line decline. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
Operating Expenses	June 30, 2011	June 30, 2010	$ Variance	% Variance
(Dollars in thousands)

Wireless PCS	$68,321	$61,191	$7,130	11.7%

Wireline
Competitive Wireline	21,664	10,383	11,281	108.6%
RLEC	3,257	3,400	(143)	(4.2%)

Total wireline	24,921	13,783	11,138	80.8%

Other	1,135	1,577	(442)	(28.0%)

Operating expenses, before equity-based compensation charges, acquisition related charges, Proposed Business Separation charges, depreciation and amortization and accretion of asset retirement obligations	94,377	76,551	17,826	23.3%
Equity-based compensation	1,751	1,485	266	17.9%
Acquisition related charges	39	0	39	N/M
Proposed Business Separation charges	875	0	875	N/M
Depreciation and amortization	26,006	22,065	3,941	17.9%
Accretion of asset retirement obligations	190	213	(23)	(10.8%)

Total operating expenses	$123,238	$100,314	$22,924	22.9%

	Six Months Ended
Operating Expenses	June 30, 2011	June 30, 2010	$ Variance	%Variance
(Dollars in thousands)

Wireless PCS	$136,421	$127,134	$9,287	7.3%

Wireline
Competitive Wireline	44,074	20,982	23,092	110.1%
RLEC	6,896	7,600	(704)	(9.3%)

Total wireline	50,970	28,582	22,388	78.3%

Other	2,483	4,162	(1,679)	(40.3%)

Operating expenses, before equity-based compensation charges, acquisition related charges, Proposed Business Separation charges, depreciation and amortization and accretion of asset retirement obligations	189,874	159,878	29,996	18.8%
Equity-based compensation	3,575	2,709	866	32.0%
Acquisition related charges	80	0	80	N/M
Proposed Business Separation charges	1,949	0	1,949	N/M
Depreciation and amortization	51,396	43,593	7,803	17.9%
Accretion of asset retirement obligations	383	337	46	13.6%

Total operating expenses	$247,257	$206,517	$40,740	19.7%

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

The discussion below relates to our operating expenses by segment before equity-based compensation charges, expenses related to acquisitions and the Proposed Business Separation, depreciation and amortization, and accretion of asset retirement obligations:

•

Wireless Communications –The $7.1 million operating expense increase in wireless communications from the prior year comparative three months was due to increases in a variety of operating expenses. Cost of sales increased $1.4 million, which increase is described in detail in “cost of sales and services” below. Retention expense increased $1.5 million, or 23.5%, due to an increase in handset upgrades to smartphones by existing customers. Advertising and marketing expenses increased $0.8 million over the comparative three months due to increased spending and new marketing campaigns that contributed to higher postpay gross additions during the three months ended June 30, 2011 than the prior year comparative period and the first quarter of 2011. Bad debt expense increased $0.6 million over the comparative three months due to a slight increase in the aging of accounts receivable. Third party agent and employee sales commissions increased $1.4 million due to a 10.9% increase in sales coupled with higher commissions from increased postpay sales and higher priced smartphone rate plans over the three months ended June 30, 2010. Network access and cell site expenses increased $0.4 million, or 3.5%, over the comparative three months related to additional access connectivity to support high-speed data, strong growth in data usage by subscribers and a 3.0% increase in the number of cell sites as of June 30, 2011 over June 30, 2010. Other operating expense increases include operating taxes, roamer administration, materials, supplies and postage, compensation and benefits and repairs and maintenance. These operating expenses collectively increased $1.0 million over the prior year comparative three months.

Similarly, the $9.3 million operating expense increase in wireless communications from the prior year comparative six months was due to increases in a variety of operating expenses. Cost of sales increased $1.0 million, which increase is described in detail in “cost of sales and services” below. Retention expense increased $2.1 million, or 15.0%, advertising and marketing expenses increased $1.2 million and bad debt expense increased $0.7 million over the comparative six months. Third party agent and employee sales commissions increased $1.5 million and network access and cell site expenses increased $1.5 million, or 6.6%, over the comparative six months for the same reasons that relate to the three month comparative periods noted above. Other operating expense increases include operating taxes, roamer administration, compensation and benefits, repairs and maintenance and other administrative expenses. These operating expenses collectively increased $1.0 million over the prior year comparative six months.

•

Wireline Communications – The three- and six-month increases reflected in the table above are primarily attributable to $11.7 million and $23.8 million in operating expenses related to FiberNet (Note 2) in the three and six month ended June 30, 2011, respectively. These increases were partially offset by declines of $0.6 million, or 4.2%, and $1.4 million, or 4.8%, from the prior year comparative three and six months, respectively, from the RLEC segment and the remaining markets in the Competitive Wireline segment, reflective of continuing network grooming and increasing the percentage of on-network traffic.

•

Other – Other operating expenses decreased $0.4 million, or 28.0%, from the prior year comparative three months and decreased $1.7 million, or 40.3%, from the prior year comparative six months. The primary operating expenses in this segment are compensation and benefits and third party professional fees. The results for the six months ended June 30, 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010.

COST OF SALES AND SERVICES—Cost of sales and services increased $11.1 million, or 27.0%, over the three months ended June 30, 2010 and increased $20.8 million, or 24.6%, over the six months ended June 30, 2010. FiberNet (Note 2) accounted for $8.3 million, or 75%, of the three-month increase and $17.6 million, or 85%, of the six-month increase. We expect network expenses related to the original FiberNet customer base to decline as a result of churn of residential and other narrowband customers and as we implement planned network synergies by pruning leased facilities and by putting more customers on our network to eliminate lease access expenses and improve the quality of the service.

The three-month increase was also due to a $0.5 million increase in network access and cell site expenses, the majority of which related to the wireless segment and is described in wireless communications above, and a $0.3 million increase in compensation and benefits. Similarly, the six-month increase was also due to a $1.2 million increase in network access and cell site expenses, the majority of which related to the wireless segment and is described in wireless communications above, and a $0.4 million increase in compensation and benefits. Also contributing to the three- and six-month increases were increases in wireless variable cost of sales (“COS”) of $1.4 million and $1.0 million, respectively, as described in detail below, and increases in equity-based compensation expense, repairs and maintenance, materials and supplies and vehicle related expenses, which increases collectively totaled $0.4 million and $0.5 million over the comparative three and six months, respectively.

The $1.4 million increase in wireless variable COS from the three months ended June 30, 2010 related to a $2.2 million increase in equipment COS primarily due to an increase in the number of smartphones purchased by new customers and the increase in gross subscriber additions, partially offset by a $0.4 million decrease from roaming COS as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners and a collective decrease totaling $0.4 million access, toll, data and features COS.

Similarly, the $1.0 million increase in wireless variable COS from the six months ended June 30, 2010 largely related to a $2.6 million increase in equipment COS, partially offset by a $0.7 million decrease from roaming COS and a collective decrease totaling $0.9 million in access, toll, data and features COS. We expect COS expenses to grow during the remainder of 2011 as roaming volume from national and unlimited plans increases, sales of smartphones and data cards continue at current or increased levels and usage of data features increases.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $6.3 million, or 22.2%, over the three months ended June 30, 2010 and increased $9.7 million, or 16.4%, over the six months ended June 30, 2011. FiberNet (Note 2) accounted for $1.6 million, or 26%, of the three-month increase and $3.3 million, or 34%, of the six-month increase. Also increasing over the prior year comparative periods were retention costs, which increased $1.5 million over the comparative three months and $2.1 million over the comparative six months due to an increase in handset upgrades to smartphones by existing customers, with the percentage of customers with data cards and smartphones increasing from 13% to 25% as of June 30, 2010 and 2011, respectively. Third party agent and employee sales commissions increased $1.4 million over the comparative three months and $1.6 million over the comparative six months due to higher commissions associated with greater postpay sales, higher priced smartphone rate plans over the comparative three- and six-month periods and an increase in sales through the indirect channel which receive a higher commission per unit. Advertising and marketing increased $0.7 million and $0.9 million over the comparative three and six months, respectively, due to increased spending and new marketing campaigns that contributed to higher postpay gross additions during the three and six months ended June 30, 2011 than the prior year comparative three- and six-month periods. Bad debt expense, compensation and benefits, roamer administration and advertising and marketing also increased over the prior year comparative three- and six-month periods. These expenses collectively increased $1.2 million over the comparative prior year three months and $1.8 million over the prior year comparative six months.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $1.6 million, or 18.7%, from the prior year comparative three months and increased $2.4 million, or 12.9%, from the prior year comparative six months. Included in these increases are $1.2 million and $2.2 million of expenses related to FiberNet (Note 2) in the three and six months ended June 30, 2011, respectively, and $0.9 million and $1.9 million of legal and professional expenses related to the Proposed Business Separation (Note 1) in the three and six months ended June 30, 2011. Also increasing over the prior year comparative three and six months were expenses relating to sponsorships, operating taxes and equity-based compensation. These expenses collectively increased $0.6 million over the comparative three months and $1.6 million over the comparative six months. The six-month increase was partially offset by a one-time charge of $0.9 million recorded in the first three months of 2010 related to severance benefits which were provided for in the employment agreement of an executive officer who left the Company in March 2010. Partially offsetting the net remaining increases over the prior year comparative three- and six-month periods was a decrease in compensation and benefits and professional fees of $0.9 million from the prior year comparative three months and $2.3 million from the prior year comparative six months.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expense increased $3.9 million, or 17.9%, over the prior year comparative three months and increased $7.8 million, or 17.9%, over the prior year comparative six months. These increases are primarily attributable to three- and six-month increases in depreciation expense of $1.8 million and $3.3 million, respectively, related to a significant increase in the depreciable asset base as a result of the FiberNet acquisition (Note 2). Increases of $2.1 million and $4.2 million in amortization expense over the respective three- and six-month prior year comparative periods accounted for a majority of the remainder of the increases related to the addition of customer and other amortizable intangible assets from the FiberNet acquisition (Note 2), a majority of which is escalated in the early years of the asset lives based on their estimated pattern of benefit.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $1.7 million, or 16.5%, and $0.7 million, or 3.7%, from the three and six months ended June 30, 2010, respectively. We entered into a repricing amendment on the first lien term loan on March 14, 2011, reducing the rate from LIBOR (with a 2% floor) plus 3.75% to LIBOR (with a 1% floor) plus 3% which led to a decline in interest expense from the prior year comparative periods. Also contributing to the interest expense decrease for the six months ended June 30, 2011 was a charge of $1.2 million recorded in the first six months of 2010 related to the interest portion of an access revenue settlement related to a carrier access billing dispute. These declines were partially offset by a higher debt level in the three and six months ended June 30, 2011 than the prior year comparative periods due to the additional borrowing of $125 million on August 2, 2010 under the existing senior credit facility, the proceeds of which were used to fund the FiberNet acquisition (Note 2).

We entered into an interest rate cap instrument in fourth quarter 2010 and recognized losses of $0.1 million and $0.3 million in the three and six months ended June 30, 2011 due to the change in market value from March 31, 2011 and December 31, 2010, respectively, to June 30, 2011.

Other expenses (net) totaled less than $0.1 million for each of the three months ended June 30, 2011 and 2010. Other expenses (net) totaled $1.6 million for the six months ended June 30, 2011 and other income (net) totaled less than $0.1 million for the six months ended June 30, 2010. Included in the net other expense total for the six months ended June 30, 2011 was a $1.5 million charge in the first three months of 2011 related to the write off of previously deferred financing fees in connection with the March 14, 2011 repricing amendment.

INCOME TAXES

Income tax expense for the three months ended June 30, 2011 and 2010 was $9.5 million and $8.6 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. Income tax expense for the six months ended June 30, 2011 and 2010 was $17.1 million and $17.2 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring costs associated with our proposed separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $2.2 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of June 30, 2011. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects that $134.3 million of these prior NOLs will be available for use as follows: $18.4 million in 2012 (with the $9.2 million anticipated carryover from 2011), $9.2 million per year in 2013 through 2024, $5.1 million in 2025 and $0.8 million in 2026. In addition, the Company expects to realize a NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the six months ended June 30, 2011 and 2010, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operating segments will continue to fund our working capital requirements, capital expenditures, higher interest costs, cash dividends and required debt principal payments prior to maturity.

As of June 30, 2011, we had $877.0 million in aggregate long term liabilities, consisting of $737.8 million in outstanding long-term debt ($746.5 million including the current portion and net of a $4.3 million discount) and approximately $139.1 million in other long-term liabilities. Our credit agreement also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. As noted above, we entered into a repricing amendment of our first lien term loan on March 14, 2011 which reduced our current rate of interest by 1.75%. The annualized impact of this change assuming LIBOR remains below 1% is over $13 million.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. At June 30, 2011, the net present value of these future minimum lease payments was $3.3 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $3.8 million for the remainder of 2011, $7.6 million per year in 2012 through 2014 and $721.0 million in 2015.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $10.0 million per quarter plus an additional quarterly amount for calculated excess cash flow, based on the definition in the credit agreement, and is decreased by any actual dividend or other restricted payments. No additional quarterly amount will be added to the restricted payment basket during the third quarter of 2011 based on the calculated excess cash flow for the second quarter of 2011. The balance of the basket as of June 30, 2011 was $41.5 million. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of June 30, 2011, we are in compliance with all of our debt covenants, and our ratios at June 30, 2011 are as follows:

	Actual	Covenant Requirement at June 30, 2011
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.14	Not more than 4.00
Minimum interest coverage ratio	5.97	Not less than 3.00

In accordance with the credit agreement, the leverage and interest coverage ratios noted above are based on pro forma results for the four quarters ended June 30, 2011 to assume inclusion of FiberNet operating results for the entire period prior to the acquisition on December 1, 2010. Additionally, under the terms of the credit agreement, upon consummation of the Proposed Business Separation (Note 1), the total debt outstanding to EBITDA (as defined in the credit agreement) ratio at the date of the separation cannot be above 3.35.

During the six months ended June 30, 2011, net cash provided by operating activities was approximately $91.1 million. Net income during this period was $24.5 million and we recognized $76.3 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $9.7 million. The principal changes in operating assets and liabilities from December 31, 2010 to June 30, 2011 were as follows: accounts receivable increased by $5.7 million due to a $6.1 million Sprint wholesale payment that was received in July 2011 for the May 2011 billing; inventories and supplies increased by $1.4 million; other current assets increased by $2.8 million related to increases in prepaid maintenance contract and rents; changes in income taxes increased cash by $10.9 million due to the receipt of a $9.9 million receivable that existed as of December 31, 2010 related to net estimated tax overpayments for the third quarter of 2010 due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter estimated tax payment; accounts payable decreased by $1.6 million; and other current liabilities decreased by $4.4 million primarily related to the payment the annual short-term incentive plan bonuses in the first quarter of 2011. Retirement benefit payments for the first six months of 2011 were approximately $4.7 million which includes a $4.0 million pension plan funding in the first quarter of 2011.

Net cash provided by operating activities for the second quarter 2011 was $6.5 million below that of the first quarter 2011. This decrease was primarily due to the receipt of a $6.1 million Sprint wholesale payment in July which was due in June and the $2.6 million increase in receivable from the Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects.

During the six months ended June 30, 2010, net cash provided by operating activities was approximately $82.0 million. Net income during this period was $26.1 million and we recognized $55.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $0.5 million. The principal changes in operating assets and liabilities from December 31, 2009 to June 30, 2010 were as follows: accounts receivable increased by $1.0 million; inventories and supplies decreased by $5.9 million; other current assets increased by $1.4 million; changes in income taxes increased cash by $4.1 million; accounts payable decreased by $0.2 million; and other current liabilities increased by $2.8 million. Retirement benefit payments for the first six months of 2010 were approximately $9.6 million which includes a $9.0 million pension plan funding.

Our cash flows used in investing activities for the six months ended June 30, 2011 were approximately $63.8 million of which $60.5 million was used for the purchase of property and equipment comprised of (i) approximately $20.8 million related to our wireless business, including approximately $5.2 million of continued network coverage expansion and enhancements within our coverage area, approximately $9.8 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $5.8 million to support our existing networks and other business needs, (ii) approximately $33.8 million related to our wireline business, including approximately $7.8 million for the FiberNet network infrastructure and integration, $14.2 million for success-based customer and network expansion and $11.8 million for infrastructure upgrades and network sustainment, and (iii) approximately $5.9 million related primarily to information technology for web portal applications to enhance the customer on-line buying, payment and account management experiences. Our cash flows used in investing activities for the six months ended June 30, 2011 also included $3.3 million due from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects during the six months ended June 30, 2011.

Our cash flows used in investing activities for the six months ended June 30, 2010 were approximately $47.8 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $20.1 million related to our wireless business, (ii) approximately $22.6 million for routine capital outlays and facility upgrades supporting our Competitive Wireline and RLEC operations and (iii) approximately $5.2 million related to information technology and corporate expenditures.

We currently expect capital expenditures for 2011 to be in the range of $110 million to $115 million, including approximately $6 million of one-time costs in our wireline business related to the integration of FiberNet. Our remaining wireline capital expenditures will be targeted to provide normal network facility upgrades for our RLEC operations, to support the projected growth of our Competitive Wireline voice and data offerings, including strategic fiber builds primarily to cell sites and to large enterprise customers, and fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber to the home and growth in IPTV-based video subscribers. Our capital expenditures associated with our wireless business will be primarily for additional capacity needs, continued network coverage expansion and for coverage enhancements within our coverage area. Finally, we will make additional investments in web portal and other enhancements and upgrades to our information technology systems in support of growth and new service offerings and applications.

Net cash used in financing activities for the six months ended June 30, 2011 aggregated $30.2 million, which primarily represents the following:

•	$1.7 million in debt repricing costs;

•	$3.8 million repayments on our First Lien Term Loan;

•	$23.5 million used for common stock cash dividends ($0.56 per share in the aggregate) paid on January 14, 2011 and April 14, 2011;

•	$0.7 million used for capital distributions to noncontrolling interests;

•	$0.9 million payments under capital leases; and,

•	$0.5 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2010 aggregated $25.5 million, which primarily represents the following:

•	$3.2 million repayments on our first lien term loan;

•	$23.2 million used for common stock cash dividends ($0.56 per share in the aggregate) paid on January 12, 2010 and April 12, 2010;

•	$0.7 million used for capital distributions to noncontrolling interests; and,

•	$1.6 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

As of June 30, 2011, we had approximately $22.0 million in cash and restricted cash and working capital (current assets minus current liabilities) of approximately $21.5 million. As of December 31, 2010, we had approximately $24.9 million in cash and restricted cash and working capital of approximately $16.1 million. Of the total cash on hand as of June 30, 2011 and December 31, 2010, $9.2 million represents previously mentioned pledged deposits for our RUS grants. Of the total cash on hand at June 30, 2011, $7.0 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the credit agreement.

We paid dividends of $0.56 per share during the six months ended June 30, 2011, totaling $23.5 million. On August 2, 2011, the board of directors declared a dividend in the amount of $0.28 per share which is to be paid on October 12, 2011 to stockholders of record on September 15, 2011. We intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement (as discussed earlier in this section).

We believe that our current unrestricted cash balances of $12.8 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

On December 7, 2010, our board of directors approved plans to create separate wireless and wireline businesses by spinning off the wireline business into a separate publicly traded company. NTELOS Holdings Corp. debt will be reduced by means of a distribution from the New Wireline Company at the time of the separation to a level such that the debt to last twelve months adjusted EBITDA (as defined in the credit agreement) ratio will be less than 3.35 to 1. The New Wireline Company will pursue committed financing to close concurrent with the separation. Financing proceeds will be used to fund the distribution to NTELOS Holdings Corp. as described above.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-A, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this EITF modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. EITF 10-A is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the EITF, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The impact of this EITF is not material to the Company’s condensed consolidated financial statements as of and for the period ending June 30, 2011.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The Company is required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company is currently assessing the impact of ASU No. 2011-04 on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This

ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will apply the requirements of this ASU to its financial statements for the fiscal year beginning January 1, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of June 30, 2011, $743.2 million was outstanding under the first lien term loan. As of June 30, 2011, NTELOS Inc. had a pro forma leverage ratio, as defined in the credit agreement, of 3.14:1.00 and an interest coverage ratio of 5.97:1.00, both of which are favorable to any future covenant requirement. On March 14, 2011 we completed a repricing of our first lien term loan. After the repricing, the facility bears interest at 3.00% above either the Eurodollar rate or 1.00%, whichever is greater, or 2.00% above either the Federal Funds rate or 2.00%, whichever is greater. If our leverage ratio, per the covenant calculation, is 2.75:1.00 or less, the repricing includes a further reduction of the interest rate to 2.75% above either the Eurodollar rate or 1.00%, whichever is greater, or 1.75% above either the Federal Funds rate or 2.00%, whichever is greater. Prior to the repricing, the facility bore interest at 3.75% above either the Eurodollar rate or 2.00%, whichever was greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever was greater. We have other fixed rate, long-term debt in the form of capital leases totaling $3.3 million as of June 30, 2011.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.0%. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $320.0 million covered by the cap agreement (less than $0.1 million at June 30, 2011). The cap agreement ends in August 2012.

At June 30, 2011, our financial assets included unrestricted cash of $12.8 million. Securities and investments totaled $1.4 million at June 30, 2011.

The following sensitivity analysis indicates the impact at June 30, 2011, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First lien term loan	$743,245	$743,899	$755,718	$732,289
Capital lease obligations	3,263	3,263	3,589	2,937

A ten percent increase or decrease in interest rates would result in a change of $0.4 million in interest expense for the remainder of 2011, computed using the 1% LIBOR floor stipulated in our senior credit facility after repricing in March 2011. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 1% plus 3.00%. Actual LIBOR rates at June 30, 2011 were well below 1% and thus, a 10% change in the actual LIBOR rate from the rate at June 30, 2011 would result in no change in interest expense in 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2011. As of June 30, 2011, the approximate dollar value of shares that may yet be purchased under the plan is $23,073,534.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of NTELOS Holdings Corp.

10.1(2)	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor, Jr.

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Michael B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed May 10, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed August 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: August 9, 2011	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President

Dated: August 9, 2011	By:	/s/ Michael B. Moneymaker
Michael B. Moneymaker
Executive Vice President and Chief Financial Officer, Treasurer and Secretary