Form 10-Q
period 2011-09-30
NTELOS HOLDINGS CORP
filed 2011-11-08
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-51798

NTELOS Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	36-4573125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1154 Shenandoah Village Drive, Waynesboro, Virginia 22980

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

There were approximately 21,127,000 shares of the registrant’s common stock outstanding as of the close of business on October 24, 2011.

NTELOS HOLDINGS CORP.

2011 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	September 30, 2011	December 31, 2010
Assets

Current Assets
Cash	$26,363	$15,676
Restricted cash	8,498	9,210
Accounts receivable, net of allowance of $17,659 ($15,627 in 2010)	56,596	56,308
Inventories and supplies	9,301	7,120
Other receivables	4,621	2,398
Income tax receivable	1,115	11,008
Prepaid expenses and other	14,042	12,217

	120,536	113,937

Securities and Investments	1,435	1,236

Property, Plant and Equipment
Land and buildings	48,960	46,201
Network plant and equipment	772,730	726,427
Furniture, fixtures and other equipment	100,012	93,425

Total in service	921,702	866,053
Under construction	56,531	19,495

	978,233	885,548
Less accumulated depreciation	377,167	318,599

	601,066	566,949

Other Assets
Goodwill	198,278	198,278
Franchise rights	32,000	32,000
Customer relationship intangibles, less accumulated amortization of $82,500 ($69,108 in 2010)	62,214	75,601
Trademark and other intangibles, less accumulated amortization of $5,277 ($3,814 in 2010)	6,173	7,636
Radio spectrum licenses in service	115,449	115,449
Radio spectrum licenses not in service	16,865	16,859
Deferred charges and other assets	18,315	15,612

	449,294	461,435

	$1,172,331	$1,143,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$8,659	$8,567
Accounts payable	36,792	31,593
Dividends payable	11,822	11,749
Advance billings and customer deposits	22,615	23,304
Accrued compensation	6,625	8,792
Accrued interest	86	3,727
State income tax payable	1,165	—
Accrued operating taxes	5,699	3,168
Other accrued liabilities	6,711	6,986

	100,174	97,886

Long-term Liabilities
Long-term debt	736,114	740,526
Retirement benefits	36,363	38,618
Deferred income taxes	82,405	58,336
Other long-term liabilities	29,651	28,440
Income tax payable	469	500

	885,002	866,420

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,246 shares issued and 21,124 shares outstanding (21,246 shares issued and 20,982 shares outstanding in 2010)	212	212
Additional paid in capital	175,839	173,377
Treasury stock, 122 shares at cost (264 in 2010)	(9,402)	(12,862)
Retained earnings	31,628	30,210
Accumulated other comprehensive loss	(11,100)	(11,398)

Total NTELOS Holdings Corp. Stockholders’ Equity	187,177	179,539
Noncontrolling interests	(22)	(288)

	187,155	179,251

	$1,172,331	$1,143,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating Revenues	$156,927	$134,267	$466,973	$404,140

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	53,636	43,582	158,893	128,086
Customer operations	32,507	29,360	101,714	88,829
Corporate operations	12,439	8,563	33,453	27,177
Depreciation and amortization	27,002	21,736	78,398	65,329
Accretion of asset retirement obligations	205	219	588	556

	125,789	103,460	373,046	309,977

Operating Income	31,138	30,807	93,927	94,163

Other Income (Expenses)
Interest expense	(8,409)	(11,124)	(27,787)	(31,238)
Gain (loss) on interest rate derivatives	18	—	(233)	—
Other (expense) income, net	23	(645)	(1,592)	(614)

	(8,368)	(11,769)	(29,612)	(31,852)

	22,770	19,038	64,315	62,311

Income Tax Expense	9,022	7,847	26,085	25,009

Net Income	13,748	11,191	38,230	37,302
Net Income Attributable to Noncontrolling Interests	(483)	(368)	(1,408)	(1,146)

Net Income Attributable to NTELOS Holdings Corp.	$13,265	$10,823	$36,822	$36,156

Basic and Diluted Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic	$0.64	$0.52	$1.77	$1.75
Income per share – diluted	$0.63	$0.52	$1.75	$1.74

Weighted average shares outstanding – basic	20,799	20,682	20,767	20,650
Weighted average shares outstanding – diluted	21,084	20,874	21,049	20,830

Cash Dividends Declared per Share – Common Stock	$0.56	$0.56	$1.68	$1.68

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income	$38,230	$37,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,543	56,544
Amortization	14,855	8,785
Accretion of asset retirement obligations	588	556
Deferred income taxes	23,847	18,139
Loss on interest rate swap derivatives	233	—
Equity-based compensation expense	5,363	4,182
Amortization of loan origination costs and debt discount	2,531	2,152
Write off unamortized debt issuance costs related to the repricing	1,513	—
Retirement benefits and other	3,670	2,964
Changes in assets and liabilities from operations:
Decrease in accounts receivable	314	1,178
(Increase) decrease in inventories and supplies	(2,181)	4,739
Increase in other current assets	(5,668)	(396)
Changes in income taxes	11,100	(5,157)
Increase (decrease) in accounts payable	493	(2,245)
(Decrease) increase in other current liabilities	(4,675)	4,651
Retirement benefit contributions and distributions	(5,073)	(10,242)

Net cash provided by operating activities	148,683	123,152

Cash flows from investing activities
Purchases of property, plant and equipment	(96,016)	(67,532)
Return of investment in restricted cash	712	—
Cash reimbursement received from government grant	2,051	—
Other	(209)	—

Net cash used in investing activities	(93,462)	(67,532)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	124,687
Debt issuance costs	—	(3,439)
Debt repricing costs	(1,666)	—
Repayments on senior secured term loans	(5,700)	(5,075)
Cash dividends paid on common stock	(35,331)	(34,902)
Capital distributions to noncontrolling interests	(1,142)	(1,040)
Other	(695)	1,896

Net cash (used in) provided by financing activities	(44,534)	82,127

Increase in cash	10,687	137,747
Cash:
Beginning of period	15,676	51,097

End of period	$26,363	$188,844

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1. Organization

NTELOS Holdings Corp. is a holding company that has historically conducted its business, through NTELOS Inc. (“NTELOS”) and its subsidiaries (hereafter referred to as “Holdings Corp.” or the “Company”), as wireless and wireline operations. NTELOS Holdings Corp. does not have any independent operations. Following the spin-off of the Company’s wireline operations (described below), the Company will be a leading provider of wireless communications services to consumers and businesses primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky.

On October 14, 2011, Holdings Corp. announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks Corp. (“Lumos Networks”), Holdings Corp.’s wireline operations (the “Business Separation”). Prior to and in connection with the Business Separation, following the market close on October 31, 2011, Holdings Corp. effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $0.01 par value (the “Common Stock”). The spin-off of Lumos Networks was in the form of a tax-free stock distribution to Holdings Corp. stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, the Company distributed one share of Lumos Networks common stock for every share of its Common Stock outstanding, on a post-Reverse Stock Split basis.

In connection with the Business Separation, Lumos Networks filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form 10 (the “Form 10”) which provides information about Lumos Networks and the Business Separation, including historical and pro forma financial information. As of November 1, 2011, Lumos Networks publicly trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.” Holdings Corp. remains a public company traded on the NASDAQ and continues to use the ticker symbol “NTLS.”

As set forth in the Form 10 and herein, in connection with the Business Separation, Lumos Networks paid $315 million to NTELOS (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation.

Because the Business Separation occurred after September 30, 2011, the Company will report Lumos Networks’ results of operations, including previously reported results and corporate expenses directly related to the Business Separation within discontinued operations in its annual financial statements for 2011 to be filed with the SEC on its Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Acquisitions

On December 1, 2010, Holdings Corp. acquired from One Communications Corp. (“OCC”) all of the membership interest of Mountaineer Telecommunication, LLC (hereinafter referred to as “FiberNet”) for net cash consideration at closing of approximately $163 million. The Company funded the acquisition through a combination of a $125 million incremental term loan under the existing senior credit facility and cash on hand. Under the terms of the purchase agreement, $5.0 million of the purchase price was put in escrow and is scheduled to be released to OCC on December 1, 2011 subject to adjustments stemming from a contractually provided net working capital true-up or indemnification claims raised by the Company.

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

The Company will complete its acquisition accounting prior to December 1, 2011.

Note 3. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The annual results will include the wireline business as a discontinued operation and will exclude the results of operations and cash flows from the wireline business after the Business Separation. Additionally, the wireline business will be excluded from the December 31, 2011 balance sheet. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and has been adjusted for the items described in Note 2.

Reverse Stock Split

All share and per-share amounts presented in this quarterly report on Form 10-Q have been adjusted for the impact of the Reverse Stock Split which occurred after market close on October 31, 2011 in connection with the Business Separation (Note 1).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, NTELOS Inc., a wholly-owned subsidiary of the Company, and all of NTELOS Inc.’s wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc. or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The commercial bank that holds significantly all of the Company’s cash at September 30, 2011 has maintained a high rating by Standard & Poor’s and Moody’s. At September 30, 2011 and December 31, 2010, the Company did not have any cash equivalents.

The Company’s cash is held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account was $5.8 million at September 30, 2011 and $5.2 million at December 31, 2010. The remaining $20.6 million and $10.5 million of cash at September 30, 2011 and December 31, 2010, respectively, was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was less than $0.1 million for each of the three months ended September 30, 2011 and 2010. Total interest income related to cash was $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% ($8.1 million) is being funded by a grant from the federal government. The project is expected to be completed in 2012. Additionally during 2010, the Company was awarded a second grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total of this project is $4.4 million, of which 74% ($3.3 million) is being funded by a grant from the federal government. This project is expected to be completed in 2011. The Company was required to deposit 100% of its portion for both grants ($9.2 million) into pledged accounts in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. Accordingly, at September 30, 2011, the Company has $8.5 million held in non-interest bearing, fully insured escrow accounts with the Company’s primary commercial bank. The Company received $2.1 million in the third quarter of 2011 for the reimbursable portion of the qualified recoverable expenditures for the second grant described above through June 30, 2011, and has a $3.0 million receivable for the reimbursable portion of the qualified recoverable expenditures through September 30, 2011.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland and Pennsylvania. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses, which could differ from such estimates, are charged off against the allowance for doubtful accounts. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense was $2.9 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively, and was $8.5 million and $6.4 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s allowance for doubtful accounts was $17.7 million and $15.6 million as of September 30, 2011 and December 31, 2010, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. With respect to the wireless segment, the Company believes that no impairment indicators exist as of September 30, 2011 that would require it to perform impairment testing.

Goodwill, franchise rights and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that no impairment indicators exist as of September 30, 2011 with respect to goodwill and radio spectrum licenses in the wireless segment.

The Company performed its impairment testing related to the Company’s Rural Local Exchange Carrier (“RLEC”) and Competitive Wireline business segments’ indefinite lived intangible assets, goodwill and long-lived assets, including these segments’ amortizable intangible assets, as of September 30, 2011. This was precipitated by the Business Separation (Note 1) which by definition is a triggering event that required the Company to assess the recoverability of the aforementioned assets. The Company’s assessment considered certain rate setting actions expected to be made by applicable regulatory authorities, principally the Federal Communications Commission (“FCC”) and the Virginia State Corporation Commission (“SCC”). On October 27, 2011, the FCC adopted, but did not release, an Order “comprehensively reform [ing] its Universal Service Fund and intercarrier compensation systems.” The reform of the intercarrier compensation system impacts the revenues that the RLEC receives from other telecommunications carriers for originating and terminating interstate and intrastate long distance calls. Universal Service Fund reform impacts the amounts the RLEC receives from various components of the federal Universal Service Fund. In performing the impairment testing as of September 30, 2011, the Company’s projections reflected an estimate of the impact of the anticipated actions of the regulatory authorities although that estimate necessarily was made without the benefit of a review of the actual FCC order.

The Company performed recovery testing of its long-lived tangible and finite-lived intangible assets utilizing the methodology noted above in ASC 360-10-35. The Company passed step one of this recoverability testing and therefore, no further testing for impairment of these assets was considered necessary.

The franchise rights value in the RLEC reporting unit largely reflects the value associated with revenues generated from its customers (including other carriers with which the Company interconnects) and future customers based on being the incumbent local exchange carrier and tandem access provider in these rural markets. The Company utilized the Greenfield cash flow valuation method in its impairment testing for this asset. The Greenfield method is an income approach which isolates value to the specific assets being valued and then compares the values to the calculated enterprise value as a validity test. The method is based on a number of assumptions under a start-up scenario but considers the Company’s future projects in modeling the operating results as the business matures.

The Company used a two-step process to test for goodwill impairment for its Competitive Wireline and RLEC business segments. Step one requires a determination of the fair value of each of the reporting units and, to the extent that the fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.

The Company’s testing of the franchise rights and goodwill as of September 30, 2011 indicated that there was no impairment to these assets as of that testing date. In light of the actions taken by the FCC on October 27, 2011 and once the FCC’s Order is released and available for review, the Company will be refining its projections to reflect these actions and other subsequent facts and events that have occurred since September 30, 2011 which may have a significant negative impact on the RLEC segment’s long-term future cash flows. The impact from these matters has not been fully analyzed nor estimated at this time. These matters will be evaluated to determine if they collectively are considered a triggering event in October 2011 requiring another remeasurement. To the extent that they are a triggering event prior to the Business Separation and to the extent that they have a significant adverse impact on the RLEC segment’s long-term future cash flows, the Company would likely record an asset impairment on the RLEC indefinite-lived intangible assets, including goodwill, during the fourth quarter 2011 which would be reflected in discontinued operations as a result of the Business Separation.

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

Intangibles with a finite life are classified as customer relationships and trademarks and other intangibles on the condensed consolidated balance sheets. At September 30, 2011 and December 31, 2010, customer relationships, trademarks and other intangibles were comprised of the following:

		September 30, 2011		December 31, 2010
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Wireless Business
Customer relationships	7 to 8 yrs	$36,900	$(26,570)	$36,900	$(23,922)
Trademarks	15 yrs	7,000	(2,995)	7,000	(2,645)

Total		$43,900	$(29,565)	$43,900	$(26,567)

Wireline Business
Customer relationships	3 to 15 yrs	$107,814	$(55,930)	$107,809	$(45,186)
Trademarks	0.5 to 15 yrs	3,350	(1,842)	3,350	(1,125)
Non-compete agreement	2 yrs	1,100	(440)	1,100	(44)

Total		$112,264	$(58,212)	$112,259	$(46,355)

Total
Customer relationships	3 to 15 yrs	$144,714	$(82,500)	$144,709	$(69,108)
Trademarks	14 to 15 yrs	10,350	(4,837)	10,350	(3,770)
Non-compete agreement	2 yrs	1,100	(440)	1,100	(44)

Total		$156,164	$(87,777)	$156,159	$(72,922)

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

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. Amortization expense for the three months ended September 30, 2011 and 2010 was $4.8 million and $2.9 million, respectively, and amortization expense for the nine months ended September 30, 2011 and 2010 was $14.9 million and $8.8 million, respectively.

Amortization expense for the remainder of 2011 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Wireless Business
Remainder of 2011	$883	$116	$—	$999
2012	2,873	467	—	3,340
2013	2,545	467	—	3,012
2014	2,545	467	—	3,012
2015	1,484	467	—	1,951
2016	$—	$467	$—	$467

Wireline Business
Remainder of 2011	$3,581	$45	$132	$3,758
2012	11,782	178	528	12,488
2013	10,996	178	—	11,174
2014	10,360	178	—	10,538
2015	5,092	178	—	5,270
2016	$2,416	$178	$—	$2,594

Total
Remainder of 2011	$4,464	$161	$132	$4,757
2012	14,655	645	528	15,828
2013	13,541	645	—	14,186
2014	12,905	645	—	13,550
2015	6,576	645	—	7,221
2016	$2,416	$645	$—	$3,061

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

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and nine months ended September 30, 2011 and 2010, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Service cost	$753	$703	$2,259	$2,110
Interest cost	1,018	965	3,055	2,896
Expected return on plan assets	(1,180)	(1,096)	(3,540)	(3,291)
Amortization of loss	141	105	423	315

Net periodic benefit cost	$732	$677	$2,197	$2,030

Pension plan assets were valued at $56.1 million at September 30, 2011, which included funding contributions in the first quarter of 2011 of $4.0 million, and $59.2 million at December 31, 2010.

For the three and nine months ended September 30, 2011 and 2010, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Service cost	$25	$25	$75	$76
Interest cost	176	172	527	514

Net periodic benefit cost	$201	$197	$602	$590

The total expense recognized for the Company’s nonqualified pension plans for each of the three months ended September 30, 2011 and 2010 was $0.2 million, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss. The total expense recognized for the Company’s nonqualified pension plans for the nine months ended September 30, 2011 and 2010 was $0.6 million and $0.7 million, respectively, and $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

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

The fair value of the common stock options granted during the three and nine months ended September 30, 2011 and 2010 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2011 and 2010 (Note 9) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Cost of sales and services	$225	$199	$739	$572
Customer operations	260	272	879	791
Corporate operations	1,303	1,002	3,745	2,819

Equity-based compensation expense	$1,788	$1,473	$5,363	$4,182

Future charges for equity-based compensation related to instruments outstanding at September 30, 2011 for the remainder of 2011 and for the years 2012 through 2015 are estimated to be $1.5 million, $5.0 million, $3.3 million, $1.2 million and $0.2 million, respectively. Of these future equity-based compensation charges, the portions allocable to the Company for the remainder of 2011 and for the years 2012 through 2015 are estimated to be $0.7 million, $2.4 million, $1.5 million, $0.6 million and $0.1 million, respectively, and the portions allocable to Lumos Networks for the remainder of 2011 and for the years 2012 through 2015 are estimated to be $0.8 million, $2.6 million, $1.7 million, $0.6 million and $0.1 million, respectively.

Treasury Stock

The Company’s board of directors has authorized the Company to repurchase up to $40 million of its common stock (Note 8). Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. The Company reissues treasury shares as part of its shareholder approved stock-based compensation programs, its employee stock purchase program and for its 401(k) match.

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

Note 4. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business with separate products and services into three segments: Wireless PCS, Competitive Wireline and RLEC.

The Company has one customer, Sprint Nextel, which accounted for approximately 24% and 22% of the Company’s total revenue for the three months ended September 30, 2011 and 2010, respectively, and approximately 23% and 22% of the Company’s total revenue for the nine months ended September 30, 2011 and 2010, respectively. Revenue from Sprint was derived from a wireless PCS wholesale contract, wireless outcollect roaming and RLEC and Competitive Wireline segments’ network access. Wireless revenue from Sprint as a percentage of total wireless segment revenue was approximately 33% and 27% for the three months ended September 30, 2011 and 2010, respectively, and approximately 32% and 27% for the nine months ended September 30, 2011 and 2010, respectively.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Wireless PCS	Competitive Wireline	RLEC	Other	Eliminations	Total
For the three months ended September 30, 2011
Operating revenues	$107,316	$37,085	$12,422	$104	$—	$156,927
Intersegment revenues(1)	99	1,500	1,725	8	(3,332)	—
Operating income (loss)	24,646	8,361	5,373	(7,242)	—	31,138
Depreciation and amortization	14,592	7,367	3,530	1,513	—	27,002
Accretion of asset retirement obligations	175	24	6	—	—	205
Equity-based compensation charges	183	78	99	1,428	—	1,788
Business Separation charges(2)	$—	$—	$—	$3,399	$—	$3,399

As of and for the nine months ended September 30, 2011
Operating revenues	$316,371	$111,387	$38,919	$296	$—	$466,973
Intersegment revenues(1)	325	4,705	5,195	25	(10,250)	—
Operating income (loss)	67,972	23,469	17,706	(15,220)	—	93,927
Depreciation and amortization	43,183	22,288	10,588	2,339	—	78,398
Accretion of asset retirement obligations	502	67	18	1	—	588
Equity-based compensation charges	573	219	297	4,274	—	5,363
Business Separation charges(2)	—	—	—	5,348	—	5,348

Capital expenditures	35,051	38,389	10,426	12,150	—	96,016

Goodwill	63,700	101,140	33,438	—	—	198,278

Total segment assets	$511,377	$355,359	$203,593	$1,213	$—	$1,071,542
Corporate assets						100,789

Total assets						$1,172,331

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

Business Separation charges include audit, legal and other professional fees incurred during the period related to the Company’s separation of its wireline business into a separate publicly traded company (Note 1).

(In thousands)	Wireless PCS	Competitive Wireline	RLEC	Other	Eliminations	Total
For the three months ended September 30, 2010
Operating revenues	$100,372	$19,851	$13,933	$111	$—	$134,267
Intersegment revenues(1)	78	1,340	1,732	7	(3,157)	—
Operating income (loss)	21,702	5,214	6,933	(3,042)	—	30,807
Depreciation and amortization	14,348	3,896	3,474	18	—	21,736
Accretion of asset retirement obligations	198	15	5	1	—	219
Equity-based compensation charges	168	18	93	1,194	—	1,473
Acquisition-related charges(2)	$—	$21	$—	$828	$—	$849

For the nine months ended September 30, 2010
Operating revenues	$304,020	$58,148	$41,595	$377	$—	$404,140
Intersegment revenues(1)	224	3,924	5,136	20	(9,304)	—
Operating income (loss)	68,844	14,690	19,740	(9,111)	—	94,163
Depreciation and amortization	42,981	11,755	10,535	58	—	65,329
Accretion of asset retirement obligations	580	(41)	16	1	—	556
Equity-based compensation charges	525	54	276	3,327	—	4,182
Acquisition-related charges(2)	—	21	—	828		849

Capital expenditures	$29,754	$22,429	$7,904	$7,445	$—	$67,532

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)	Acquisition-related charges represent legal and professional fees related to the acquisition of FiberNet (Note 2).

The Company refers to its paging and communications services operations, neither of which are considered separate reportable segments, and unallocated corporate related items that do not provide direct benefit to the operating segments as Other Communications Services (“Other”). Total unallocated corporate operating expenses for the three months ended September 30, 2011 and 2010 were $0.9 million and $1.0 million, respectively, and total unallocated corporate operating expenses for the nine months ended September 30, 2011 and 2010 were $3.1 million and $4.9 million, respectively. Additionally, the “Other” segment included equity-based compensation of $1.4 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.3 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively, related to equity awards for all employees receiving such awards and 401(k) matching contributions for Other segment employees, which were made in Company common stock. The Company also incurred and did not allocate $3.4 million and $5.3 million of costs related to the Business Separation (Note 1) in the three and nine months ended September 30, 2011, respectively.

Operating expenses which provide direct benefits to the operating segments are allocated based on estimations of the relative benefit or based on the relative size of a segment to the total of the three segments. Total corporate expenses (excluding depreciation expense) allocated to the segments were $5.9 million and $6.2 million for the three months ended September 30, 2011 and 2010, respectively, and $18.4 million and $17.9 million for the nine months ended September 30, 2011 and 2010, respectively. Additionally, depreciation expense related to corporate assets is allocated to the operating segments and was $2.8 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively, and $8.3 million and $7.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 5. Long-Term Debt

As of September 30, 2011 and December 31, 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
First lien term loan	$741,591	$746,128
Capital lease obligations	3,182	2,965

	744,773	749,093

Less: current portion of long-term debt	8,659	8,567

Long-term debt	$736,114	$740,526

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced its then-outstanding term loan with $670 million of new senior secured credit facilities comprised of a $35 million revolving credit facility and a $635 million term loan (the “Senior Secured Credit Facility”). The first lien term loan was issued at a 1% discount for net proceeds of $628.7 million. On August 2, 2010, the Company closed on an additional $125 million senior incremental loan under the Senior Secured Credit Facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund the FiberNet acquisition, which closed on December 1, 2010 (Note 2). The Incremental Term Loan was issued at a 0.25% discount for net proceeds of $124.7 million. The first lien term loan (collectively with the Incremental Term Loan, the “First Lien Term Loan”) matures in August 2015.

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

In connection with the Business Separation (Note 1), Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, closed on a $370 million post separation credit facility (the “Lumos Credit Facility”) on September 8, 2011, which was funded on October 31, 2011, the effective date of the Business Separation. Lumos Networks used these funds to pay approximately $315 million to NTELOS Inc. (see below). In connection with the Lumos Credit Facility, the wireline business has deferred $4.7 million in debt issuance costs.

As mentioned above, on the effective date of the Business Separation, Lumos Networks paid approximately $315 million to NTELOS Inc. consisting of (i) a cash settlement of $171 million representing intercompany debt owed to NTELOS Inc. by and on behalf of certain subsidiaries of Lumos Networks, and (ii) the balance used to fund a mandatory repayment of NTELOS Inc.’s Senior Secured Credit Facility. The Company used $283 million of these proceeds to make a debt pay down which reduced the pro forma post separation leverage ratio to less than 3.35:1.00 as required by the First Lien Term Loan. This payment will offset future scheduled principal payments ratably over the life of the loan reducing each quarterly payment prior to the final payment at maturity by approximately $0.7 million.

The First Lien Term Loan is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors, excluding the RLECs. The First Lien Term Loan also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At September 30, 2011, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 3.16:1.00 and its interest coverage ratio (as defined) was 6.48:1.00. The Senior Secured Credit Facility requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. The $35 million revolving credit facility, which expires in 2014, remained undrawn as of September 30, 2011.

The First Lien Term Loan has a restricted payment basket which can be used to make certain restricted payments, as defined under the Senior Secured Credit Facility, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the Senior Secured Credit Facility, the restricted payment basket was initially set at

$50.0 million and was $39.7 million as of September 30, 2011. The restricted payment basket is increased by $10.0 million on the first day of each quarter plus an additional quarterly amount for calculated excess cash flow based on the definition in the Senior Secured Credit Facility, and is decreased by any actual restricted payments, including dividend payments and stock repurchases. Based on the calculated excess cash flow for the third quarter of 2011, approximately $8.8 million will be added to the restricted payment basket during the fourth quarter of 2011 (post-separation). On October 28, 2011, the board of directors declared a dividend in the amount of $12.8 million to be paid to NTELOS Holdings Corp. on October 31, 2011 out of the restricted payment basket of NTELOS Inc. With this dividend, NTELOS Holdings Corp. is projected to have approximately $19 million in cash as of October 31, 2011, which will not be subject to the usage restrictions under the Senior Secured Credit Facility. The restricted payment basket was contractually reset to $25 million on October 31, 2011 in connection with the Business Separation and the post-Business Separation quarterly increase was reset to $6.5 million (the first of which will occur on January 1, 2012).

The Company’s total deferred issuance and repricing costs related to the refinancing, Incremental Term Loan and repricing of the First Lien Term Loan discussed above was approximately $15.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.6 million, respectively, and amortization of these costs for the nine months ended September 30, 2011 and 2010 was $1.8 million and $1.4 million, respectively.

The discounts related to the First Lien Term Loan noted above are being accreted to the First Lien Term Loan using the effective interest method over the life of the debt and are reflected in interest expense in the condensed consolidated statement of operations. Accretion for each of the three months ended September 30, 2011 and 2010 was $0.2 million, and accretion for each of the nine months ended September 30, 2011 and 2010 was $0.7 million.

The aggregate maturities of long-term debt outstanding at September 30, 2011, excluding capital lease obligations, based on the contractual terms of the instruments, after giving effect to the $283 million repayment associated with the Business Separation, are $1.2 million for the remainder of 2011, $4.7 million per year in 2012 through 2014 and $447.4 million in 2015.

The Company’s blended average interest rate on its long-term debt for the nine months ended September 30, 2011 and 2010 was approximately 5.0% and 6.4%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At September 30, 2011, the carrying value and accumulated depreciation of these assets was $4.8 million and $2.0 million, respectively. In addition, the Company assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. The total net present value of the Company’s future minimum lease payments is $3.2 million. As of September 30, 2011, the principal portion of these capital lease obligations is due as follows: $0.3 million for the remainder of 2011, $1.0 million in 2012, $0.9 million in 2013, $0.6 million in 2014, $0.3 million in 2015 and $0.1 million thereafter. Adjusted for the effect of the Business Separation, the total net present value of the Company’s future minimum lease payments is $1.0 million. As of September 30, 2011, the principal portion of these capital lease obligations is due as follows: $0.1 million for the remainder of 2011, $0.3 million in 2012, $0.3 million in 2013, $0.2 million in 2014, $0.1 million in 2015 and less than $0.1 million thereafter.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash payments for:
Interest (net of amounts capitalized)	$28,887	$28,522
Income taxes	1,021	15,028
Cash received from income tax refunds	9,932	3,000
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	6,112	3,517
Borrowings under capital leases	1,340	1,015
Dividend declared not paid	$11,822	$11,680

The amount of interest capitalized in the nine months ended September 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively.

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

Long-Term Investments

At September 30, 2011 and December 31, 2010, all of the Company’s investments are carried under the cost method as it is not practicable to estimate fair value.

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

The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes; therefore, a change in market value of the cap agreement is recorded as a gain or loss on interest rate hedge instrument in the condensed consolidated statement of operations for the applicable period. The Company recorded a gain on the interest rate cap of less than $0.1 million for the three months ended September 30, 2011 and a loss of approximately $0.2 million for the nine months ended September 30, 2011, respectively, due to a decline in its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
September 30, 2011
Nonderivatives:
Financial assets:
Cash	$26,363		$26,363	$26,363
Long-term investments for which it is not practicable to estimate fair value	N/A		1,435	N/A
Financial liabilities:
Senior Secured Credit Facility	745,738		741,591	723,365
Capital lease obligations	3,182		3,182	3,182
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$36	$36
December 31, 2010
Nonderivatives:
Financial assets:
Cash	$15,676		$15,676	$15,676
Long-term investments for which it is not practicable to estimate fair value	N/A		1,213	N/A
Financial liabilities:
Senior Secured Credit Facility	751,438		746,128	753,316
Capital lease obligations	2,965		2,965	2,965
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$269	$269

*	Notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $1.3 million and $1.1 million as of September 30, 2011 and December 31, 2010, respectively, represent the Company’s investment in CoBank, ACB (“CoBank”). This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the First Lien Term Loan held by CoBank.

The fair values of the senior credit facility and interest rate cap were derived based on quoted trading prices obtained from the administrative agent at September 30, 2011 and December 31, 2010, as applicable. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 8. Stockholders’ Equity

On November 3, 2011, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on January 12, 2012 to stockholders of record on December 16, 2011. This quarterly dividend is the first to be declared by the Company following the completion of the Business Separation.

The Board of Directors has authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. The Company did not repurchase any of its common shares during the nine months ended September 30, 2011 or during the year ended December 31, 2010. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Numerator:
Income applicable to common shares for earnings-per-share computation	$13,265	$10,823	$36,822	$36,156

Denominator:
Total shares outstanding	21,124	20,859	21,124	20,859
Less: weighted average unvested shares	(266)	(170)	(259)	(155)
Less: effect of calculating weighted average shares	(59)	(7)	(98)	(54)

Denominator for basic earnings per common share – weighted average shares outstanding	20,799	20,682	20,767	20,650
Plus: weighted average unvested shares	266	170	259	155
Plus: common stock equivalents of stock options exercised	19	22	23	25

Denominator for diluted earnings per common share – weighted average shares outstanding	21,084	20,874	21,049	20,830

For the three months ended September 30, 2011 and 2010, the denominator for diluted earnings per common share excludes approximately 89,900 shares and 210,400 shares, respectively, related to stock options which would be antidilutive for the respective periods. For the nine months ended September 30, 2011 and 2010, the denominator for diluted earnings per common share excludes approximately 94,100 shares and 207,500 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2011:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	21,246	264	$212	$173,377	$(12,862)	$30,210	$(11,398)	$179,539	$(288)	$179,251
Equity-based compensation				4,014				4,014		4,014
Excess tax deduction related to the recognition of certain equity-based compensation				41				41		41
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised		(142)		(1,593)	3,460			1,867		1,867
Cash dividends declared ($1.68 per share)						(35,404)		(35,404)		(35,404)
Capital distribution to noncontrolling interests								—	(1,142)	(1,142)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						36,822
Amortization of unrealized loss from defined benefit plans, net of $190 of deferred income taxes							298
Comprehensive income attributable to NTELOS Holdings Corp.								37,120
Comprehensive income attributable to noncontrolling interests									1,408
Total Comprehensive Income										38,528

Balance, September 30, 2011	21,246	122	$212	$175,839	$(9,402)	$31,628	$(11,100)	$187,177	$(22)	$187,155

For the nine months ended September 30, 2010, comprehensive income was $37.6 million and was comprised of net income of $37.3 million and amortization of unrealized losses from defined benefit plans of $0.3 million.

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

During the nine months ended September 30, 2011, the Company issued 393,946 stock options under the Employee Equity Incentive Plan and 13,465 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. No options expired during the period. Additionally, during the nine months ended September 30, 2011, the Company issued 88,459 shares of restricted stock under the Employee Equity Incentive Plan and 6,265 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plan generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The summary of the activity and status of the Equity Incentive Plans for the nine months ended September 30, 2011 is as follows:

(In thousands, except per share amounts)	Shares(1)	Weighted Average Exercise Price per Share(1)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2011	846	$36.04
Granted during the period	407	38.16
Exercised during the period	(18)	21.55
Forfeited during the period	(2)	36.16

Outstanding at September 30, 2011	1,233	$36.95	8.1 years	$—

Exercisable at September 30, 2011	438	$36.97	6.8 years	$—

Total expected to vest at September 30, 2011	736	$36.80		$—

(1)

The table above reflects the number of shares and weighted average exercise price per share adjusted for the Reverse Stock Split that occurred on October 31, 2011. Not reflected in the table above is an adjustment to the strike price and number of options to purchase shares of the Company’s Common Stock that occurred subsequent to the Reverse Stock Split to maintain the portion of the aggregate intrinsic value of the options before the Business Separation, pursuant to the terms of the applicable NTELOS equity incentive plans, taking into account the change in the value of the NTELOS Common Stock after the Business Separation.

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2011 and 2010 was $8.02 and $7.76, respectively. The total intrinsic value of options exercised during each of the nine months ended September 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2011 and 2010 as determined on the date of issuance was $1.6 million and $1.8 million, respectively. As of September 30, 2011, there was $4.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2011 is as follows:

(In thousands, except per share amounts)	Shares(1)	Weighted Average Grant Date Fair Value per Share(1)
Restricted stock outstanding at January 1, 2011	281	$36.18
Granted during the period	95	37.98
Vested during the period	(52)	36.94
Forfeited during the period	(8)	34.50

Restricted stock outstanding at September 30, 2011	316	$36.64

(1)

The table above reflects the number of restricted shares and weighted average grant date fair value per share adjusted for the Reverse Stock Split that occurred on October 31, 2011. Not reflected in the table above is an adjustment to the number of restricted shares of the Company’s Common Stock and the grant date fair value per share of the restricted shares that occurred subsequent to the Reverse Stock Split to maintain the portion of the aggregate intrinsic value of the restricted shares before the Business Separation, pursuant to the terms of the applicable NTELOS equity incentive plans, taking into account the change in the value of the NTELOS Common Stock after the Business Separation.

As of September 30, 2011, there was $6.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years. The fair value of the restricted stock when issued was equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan with 100,000 shares available. Shares purchased under this plan are issued from the treasury stock balance. If treasury shares are not available, new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the nine months ended September 30, 2011 and 2010, 4,404 shares and 2,910 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in the nine months ended September 30, 2011 or 2010.

Note 10. Income Taxes

Income tax expense for the three and nine months ended September 30, 2011 was $9.0 million and $26.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring cost associated with the Business Separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $0.7 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of September 30, 2011. In addition, the Company expects to realize an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects that $134.3 million of these prior NOLs will be available for use to the Company as follows: $18.4 million in 2012 (with the $9.2 million anticipated carryover from 2011), $9.2 million per year in 2013 through 2024, $5.1 million in 2025 and $0.8 million in 2026. In conjunction with the Business Separation, $5.6 million of the aforementioned NOLs will be assigned to Lumos Networks and will be subject to an IRC 382 Limit of $0.3 million. It is expected that $3.9 million of the prior NOLs will be available to Lumos Networks as follows: $0.6 million in 2012 (with the $0.3 million anticipated carryover from 2011), and $0.3 million per year in 2013 through 2022. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 11. Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company has had lawsuits filed against it totaling $4.5 million related to its wireline operations for which the Company believes a loss is “reasonably possible” under applicable accounting standards. The outcome of such matters is difficult to determine and the Company intends to vigorously contest and defend its positions; as such, the Company has no accrual established related to these lawsuits. In addition, the Company has received access disputes from a carrier totaling $7.1 million related to its wireline operations for which the Company has reserved $3.3 million, representing the Company’s best estimate of the outcome of these disputes. The Company does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company periodically disputes network access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $21.4 million as of September 30, 2011, of which approximately $16.7 million, $3.3 million and $1.4 million are expected to be satisfied during 2011, 2012 and 2013, respectively.

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

Overview

On October 14, 2011, we announced a distribution date of October 31, 2011, for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, our wireline operations. Prior to and in connection with the Business Separation, following the market close on October 31, 2011, we effectuated a 1-for-2 reverse stock split of our shares of Common Stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to our stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, we distributed one share of Lumos Networks common stock for every share of our Common Stock outstanding, on a post-Reverse Stock Split basis.

In connection with the Business Separation, Lumos Networks filed with the SEC a Registration Statement on Form 10 which provides information about Lumos Networks and the Business Separation, including historical and pro forma financial information. As of November 1, 2011, Lumos Networks publicly trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.” Holdings Corp. remains a public company traded on the NASDAQ and continues to use the ticker symbol “NTLS.”

As set forth in the Form 10 and herein, in connection with the Business Separation, Lumos Networks paid $315 million to us (i) to settle with cash the intercompany debt owed to us as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment on our Senior Secured Credit Facility resulting from the Business Separation.

Prior to the Business Separation, we were a leading provider of both wireless and wireline communications services to consumers and business primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. Our primary services were wireless digital personal communications services (“PCS”), local and long distance telephone services, high capacity transport, data services for Internet access and wide area networking and IPTV-based video services. Following the Business Separation, we continue to be a leading provider of PCS to consumers and business primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky.

The following discussion and analysis of the results for the third quarter of 2011 and for the nine months ended September 30, 2011 include the wireline operations, consistent with historical reporting. In our annual report on Form 10-K for the year ending December 31, 2011, the results of the wireline operations will be presented as discontinued operations.

Wireless Business

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business that primarily relates to an exclusive contract with Sprint. We believe our regional focus and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our wireless revenues accounted for approximately 68% and 75% of our total revenues in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, our wireless retail business had approximately 415,000 NTELOS retail subscribers, representing a 7.1% penetration of our total covered population. As of September 30, 2011, 1,150 (approximately 86%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the nine months ended September 30, 2011 and 2010, we realized wireless wholesale revenues of $103.5 million and $85.1 million, respectively. Of this total for the nine months ended September 30, 2011 and 2010, $99.1 million and $81.2 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Calculated revenues from this contract exceeded the monthly minimum beginning in October 2010 and are projected to continue to exceed the monthly minimum during the remainder of 2011.

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

The current economic climate and increased competition has contributed to a decline in subscribers of 4.3% from September 30, 2010. In an effort to reduce future customer churn, we have increased our percentage of sales of nationwide plans, which historically have had the lowest churn rates, to approximately 82% of total postpay sales during the first nine months of 2011 as compared to an average of approximately 67% in 2010.

We continue to face risks to our competitive “value” position in the postpay market, predominantly through reduced price nationwide unlimited voice plans by competitors such as Sprint, T-Mobile, and AT&T. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors, and we plan to respond to this competition with aggressive promotional offers.

We also expect the competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Page Plus, actively compete for prepay customers in our market. Many of these competitors have access to big box retailers and convenience stores that are currently unavailable to us. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we continually modify our prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans such as our $45 unlimited talk, text and data plan which can be upgraded to $55 with a smartphone purchase.

These competitive pressures in the postpay and prepay market segments have been particularly impactful in our urban markets in eastern Virginia. In addition, it is uncertain what the effect will be in these same urban markets if the announced AT&T and T-Mobile merger were to be consummated. We will continue to review the effects of this on our business and tailor our marketing and sales response accordingly. However, if we do not grow the subscriber base and revenues in these markets, we may need to alter our current growth projections for these markets which, if lower, could result in an impairment indicator which would require impairment testing and potentially an impairment loss. The net carrying value as of September 30, 2011 of property, plant and equipment and spectrum licenses for these eastern Virginia markets was $85.2 million and $86.9 million, respectively.

Total average monthly revenue per handset/unit in service (“ARPU”) declined $0.42 in the first nine months of 2011 compared to the 2010 comparative period primarily due to a decline in ARPU from voice as a result of a reduction in the price of many of our plans in response to competitive pressures. We expect total ARPU to continue to decline throughout the remainder of 2011 due to competitive pressures and economic conditions. Partially offsetting the decline in ARPU from voice was an increase in data ARPU of $3.79 over the comparative nine months. We anticipate that data ARPU will continue to grow and offset a substantial portion of the anticipated decline in voice ARPU. The percentage of customers with smartphones or data cards in relation to total customers is also a significant contributing factor to data growth, with this percentage increasing from 14% as of September 30, 2010 to 30% as of September 30, 2011 (and growing from 18% as of September 30, 2010 to 34% as of September 30, 2011 for postpay customers). Handset subsidy costs have increased over the past two years and are expected to continue to increase throughout the remainder of 2011 due to actual and expected higher mix of smartphones in relation to total customers. Data ARPU and data revenue are expected to continue to grow throughout the remainder of 2011 due to the continued increase in data plan penetration and usage. The increase in data usage has resulted in a significant increase in network expenses, which is captured in cost of sales and services, and is expected to continue to increase for the remainder of 2011 and beyond.

Wireline Business

The wireline operations include the Competitive Wireline segment and the rural local exchange carrier (“RLEC”) segment. The wireline business is a fiber-based network service provider in the Mid-Atlantic region, supported by an extensive fiber optic network with approximately 5,800 route-miles as of September 30, 2011 in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. The wireline business serves a wide range of customers, including telecommunication carriers, enterprise and other business customers and residential customers over a dense fiber network offering data, voice, and IP-based services utilizing an on-network service strategy.

The wireline business closed on two recent acquisitions. On December 31, 2009, it closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of its fiber optic network, the wireline business began to accelerate its growth initiatives in its Competitive Wireline segment’s enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. On December 1, 2010, the wireline business closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The FiberNet fiber optic network covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky. FiberNet offers retail voice and data services, transport and IP-based services primarily to regional retail and wholesale business customers. The wireline business funded the purchase through a combination of proceeds from a $125 million incremental term loan under the Senior Secured Credit Facility which was closed on August 2, 2010 and cash on hand. These acquisitions provide the wireline business with a solid base for expansion. The FiberNet purchase provided further diversity and density in several of the wireline operation’s existing markets, particularly in West Virginia. The wireline business is offering additional data and other broadband services to existing FiberNet customers and plans to attract new customers in its existing and new markets with its enterprise data products in order to grow top line revenue and further leverage its operational and back office platforms while fully realizing the operational synergies available. In all markets, the wireline business will continue to extend its network to customers as opposed to leasing such facilities in order to improve network quality, eliminate access-related expenses and control the customer experience. During the second quarter of 2011, the wireline business expanded its Metro Ethernet and IP-based services into 23 new market areas in West Virginia, Pennsylvania and Maryland.

The wireline business has experienced higher than anticipated churn in the FiberNet markets, specifically within the small business customer base, due to competitive actions and service issues prior to closing and ongoing tied to the incumbent local exchange carrier from whom the wireline business purchases network elements on a wholesale basis. The wireline business anticipates that churn will continue but it is taking proactive measures to further enhance its growth in West Virginia such as strengthening the network serving West Virginia to improve service and facilitate the sale of its data and IP-based services, and focusing its sales efforts on upgrading the former FiberNet large customer base to metro-Ethernet facilities.

The wireline incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and business customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of September 30, 2011, the wireline business operated approximately 33,800 RLEC telephone access lines. It experienced access line losses in 2010 and in the first nine months of 2011, and these losses are expected to continue for the remainder of 2011 due to continued cable competition, wireless substitution and the economic climate. The wireline business has lost approximately 1,600 access lines during the first nine months of 2011. These line losses, coupled with mid-year 2011 rate reductions as a result of a biennial tariff filing with the FCC for one of the RLECs, access reconfigurations and network grooming by carriers has resulted in a 6.4% decline in RLEC revenues for the first nine months of 2011 compared to the first nine months of 2010.

The wireline business anticipates further access revenue declines in the RLEC segment as a result of actions taken by applicable regulatory authorities, principally the Federal Communications Commission (“FCC”) and the Virginia State Corporation Commission (“SCC”). On October 27, 2011, the FCC adopted, but did not release, an Order “comprehensively reform[ing] its Universal Service Fund and intercarrier compensation systems”. The reform of the intercarrier compensation system impacts the revenues that the RLEC receives from other telecommunications carriers for originating and terminating interstate and intrastate long distance calls. Universal Service Fund reform impacts the amounts the RLEC receives from various components of the federal Universal Service Fund.

The wireline operating income margins were approximately 27% and 35% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the margin is primarily due to a shift in the composition of the wireline business to a higher percentage being represented by Competitive Wireline after the FiberNet acquisition (Note 2) and the RLEC access reconfigurations discussed above. The products from Competitive Wireline generally yield a lower margin than the RLEC business. The decrease in the margin is also due to certain of the FiberNet intangible assets having heavier amortization charges in the initial years (Note 3) and due to the fact that the FiberNet business currently contains a higher percentage of lower margin residential customers as compared to the wireline operation’s legacy higher margin business and other enterprise accounts.

Market Risks

Many of the market risk factors which affected the results of operations in 2010 have continued to affect our results of operations in 2011. Additionally, the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2010 has continued in 2011.

Other Overview Discussion

To supplement our financial statements presented under generally accepted accounting principles (“GAAP”) throughout this document we reference non-GAAP measures, such as ARPU, to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

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

The table below provides a reconciliation of operating revenue from our wireless segment (Note 4 in the Notes to unaudited condensed consolidated financial statements included herein) to subscriber revenues used to calculate average monthly ARPU for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, other than average monthly ARPU data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Wireless communications revenues	$107,316	$100,372	$316,371	$304,020
Less: equipment revenues from sales to new customers	(2,284)	(1,695)	(6,213)	(6,296)
Less: equipment revenues from sales to existing customers	(4,859)	(3,621)	(14,153)	(11,653)
Less: wholesale revenues	(37,057)	(28,713)	(103,462)	(85,060)
Less: other revenues and adjustments	(570)	(276)	(427)	(659)

Wireless gross subscriber revenues	$62,546	$66,067	$192,116	$200,352

Average number of subscribers	418,923	435,042	425,391	439,930
Total average monthly ARPU	$49.77	$50.62	$50.18	$50.60

Wireless gross subscriber revenues	$62,546	$66,067	$192,116	$200,352
Less: wireless voice and other features revenues	(42,218)	(49,845)	(133,230)	(154,455)

Wireless data revenues	$20,328	$16,222	$58,886	$45,897

Average number of subscribers	418,923	435,042	425,391	439,930
Total data average monthly ARPU	$16.17	$12.43	$15.38	$11.59

Operating Revenues

Our revenues were generated from the following categories:

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

Operating Expenses

Our operating expenses were incurred from the following categories:

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

•

corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management and expenses related to acquisitions and the Business Separation;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	accretion of asset retirement obligations (“ARO”).

Other Income (Expenses)

Our other income (expenses) were generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate cap and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, related charges or amortization of amendment fees.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

The wireline business has an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an interoperability solution provider). Our Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% noncontrolling interest. The VA Alliance made $1.1 million and $1.0 million of capital distributions to the minority owners during the nine months ended September 30, 2011 and 2010, respectively.

Results of Operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Operating revenues increased $22.7 million, or 16.9%, from the three months ended September 30, 2010 to the three months ended September 30, 2011 primarily driven by an increase in Competitive Wireline segment revenues of $17.2 million. Operating revenues increased $62.8 million, or 15.5%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 primarily driven by an increase in Competitive Wireline segment revenues of $53.2 million. Pro forma to include FiberNet (which is included in the Competitive Wireline segment) in the prior year comparative periods, operating revenues were $152.4 million and $459.2 million for the three and nine months ended September 30, 2010, respectively, compared to $156.9 million and $467.0 million for the three and nine months ended September 30, 2011, respectively, representing an increase of $4.5 million, or 2.9%, from the three months ended September 30, 2010 and an increase of $7.8 million, or 1.7%, from the nine months ended September 30, 2010 due primarily to an increase in wireless PCS revenues.

Wireless PCS revenues increased $6.9 million, or 6.9%, over the prior year comparative three months and increased $12.4 million, or 4.1%, over the prior year comparative nine months resulting from increased wholesale and equipment revenues, partially offset by declines in subscriber revenues. Pro forma Competitive Wireline segment revenues decreased $0.9 million, or 2.5%, from the three months ended September 30, 2010 and decreased $1.8 million, or 1.6%, from the nine months ended September 30, 2010 primarily from declines in CLEC voice and long distance revenues including the decline in FiberNet revenue during the prior year before the acquisition date. RLEC segment revenues declined $1.5 million and $2.7 million from the prior year three- and nine-month comparative periods, respectively, due primarily to a decline in local service and access revenues.

Operating income increased $0.3 million, or 1.1%, from the three months ended September 30, 2010 due to the $22.7 million increase in revenue discussed above partially offset by an increase in operating expenses of $22.3 million, or 21.6%. This three-month increase in operating expenses includes $14.3 million of operating expenses from FiberNet recorded in the third quarter of 2011. Excluding the operating expenses from FiberNet, operating expenses increased $8.0 million, or 7.8%, $3.4 million of which is attributable to legal and professional expenses related to the Business Separation (Note 1), over the comparative three months, which net increase is further discussed by financial statement line item in the operating expenses section below.

Operating income decreased $0.2 million, or 0.3%, from the nine months ended September 30, 2010 due to an increase in operating expenses of $63.1 million, or 20.3%, partially offset by the $62.8 million increase in revenue discussed above. Similar to the three-month increase, the nine-month increase in operating expenses includes $44.3 million of operating expenses from FiberNet. Excluding the operating expenses from FiberNet, operating expenses increased $18.8 million, or 6.1%, over the comparative nine months, of which $5.3 million is attributable to legal and professional expenses related to the Business Separation (Note 1), which net increase is further discussed by financial statement line item in the operating expenses section below.

Net income attributable to NTELOS Holdings Corp. increased $2.4 million, or 22.6%, from the three months ended September 30, 2010. In addition to the $0.3 million increase in operating income, interest expense decreased $2.7 million associated with a decrease in the interest rate on our First Lien Term Loan associated with the March 2011 repricing (Note 5), partially offset by higher borrowings to fund the FiberNet acquisition. Other income (expense) improved $0.7 million from the prior year comparative period related to charges of $0.7 million in the three months ended September 30, 2010 for amendments of our Senior Secured Credit Facility to accommodate terms and conditions associated with two federal broadband stimulus grants we received in 2010. These improvements were partially offset by an increase in income tax expense of $1.2 million related to an increase in pre-tax income.

Net income attributable to NTELOS Holdings Corp. increased $0.7 million, or 1.8%, from the nine months ended September 30, 2010 primarily related to a $3.5 million decrease in interest expense related to the March 2011 repricing, partially offset by higher borrowings to fund the FiberNet acquisition. In addition to the $0.2 million decrease in operating income, various line items served to partially offset the increase in net income related to interest expense, including an increase in other expenses of $1.0 million, as described in the operating expenses section below, a loss on interest rate swap instrument of $0.2 million in the nine months ended September 30, 2011 and an increase in income tax expense of $1.1 million related to an increase in pre-tax income.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
Operating Revenues	September 30, 2011	September 30, 2010	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$107,316	$100,372	$6,944	6.9%

Wireline
Competitive Wireline	37,085	19,851	17,234	86.8%
RLEC	12,422	13,933	(1,511)	(10.8%)

Total Wireline	49,507	33,784	15,723	46.5%

Other	104	111	(7)	(6.3%)

Total	$156,927	$134,267	$22,660	16.9%

	Nine Months Ended
Operating Revenues	September 30, 2011	September 30, 2010	$ Variance	% Variance
(Dollars in thousands)
Wireless PCS	$316,371	$304,020	$12,351	4.1%

Wireline
Competitive Wireline	111,387	58,148	53,239	91.6%
RLEC	38,919	41,595	(2,676)	(6.4%)

Total Wireline	150,306	99,743	50,563	50.7%

Other	296	377	(81)	(21.5%)

Total	$466,973	$404,140	$62,833	15.5%

WIRELESS COMMUNICATIONS REVENUES – Wireless communications revenues increased $6.9 million from the three months ended September 30, 2010 to the three months ended September 30, 2011 due to an $8.3 million, or 29.1%, increase in wholesale and roaming revenues and a $1.8 million, or 34.4%, increase in equipment revenues due primarily to increased sales of handsets to our new handset insurance provider and an increase in the average cost of handsets sold resulting from higher sales of smartphones. These increases were primarily offset by decreases in our prepay and postpay subscriber revenues of $2.0 million, or 14.2% and $1.2 million, or 2.4%, respectively. The $12.4 million year to date increase noted in the table above was primarily due to an $18.4 million, or 21.6%, increase in wholesale and roaming revenues and a $2.4 million, or 13.5%, increase in equipment revenues due primarily to increased sales of handsets to our new handset insurance provider. Postpay subscriber revenue remained flat from the comparative nine months, and prepay subscriber revenue decreased $8.4 million, or 18.5%, due to lower subscribers and downward pressure on ARPU.

Wholesale and roaming revenues from the Strategic Network Alliance increased $8.3 million, or 30.8%, from the prior year comparative three months and increased $17.9 million, or 22.1%, from the prior year comparative nine months. Included within the results for each of the three and nine months ended September 30, 2010 are wholesale revenues from the Strategic Network Alliance at the $9.0 million contract minimum, while these revenues exceeded the contract minimum during each of the three-and nine-month periods ended September 30, 2011. Calculated revenues from the Strategic Network Alliance grew throughout 2010 as a result of significant growth in usage and began to exceed the $9.0 million monthly minimum in October 2010. We expect these revenues to exceed the monthly minimum throughout the remainder of 2011. Absent the contract minimums received in 2010, our calculated revenues for the three and nine months ended September 30, 2010 would have been $26.2 million and $74.5 million, respectively, as compared to $35.4 million and $99.1 million for the three and nine months ended September 30, 2011, representing a 35.2% and 33.0% increase over the respective three- and nine-month prior year comparative periods. Roaming revenues from other carriers was flat from the prior year comparative three months and increased $0.5 million from the prior year comparative nine months. We may experience some decline in future roaming revenues as a result of industry consolidation of carriers with complementary networks, lower roaming rates or from other roaming arrangements which may not be favorable to us.

Our wholesale revenues derived from the Strategic Network Alliance are primarily from the voice and data usage by Sprint customers who live in the Strategic Network Alliance service area (“home minutes of use”) and voice and data usage from other Sprint and Sprint affiliate customers who use our network while traveling through the Strategic Network Alliance service area (“travel minutes of use”). We added 19 cell sites within this wholesale service area from September 30, 2010 to September 30, 2011, improving existing service and extending this coverage area and we expect to add 9 to 12 more cell sites within the wholesale territory during the remainder of 2011 which will benefit both our wholesale and retail businesses.

Subscriber revenues for the three months ended September 30, 2011 reflected a net subscriber loss of approximately 9,800 subscribers during the third quarter of 2011, compared to a net subscriber loss of approximately 5,700 during the third quarter of 2010. Subscriber revenues for the nine months ended September 30, 2011 reflected a net subscriber loss of approximately 18,700 subscribers, or 4.3%, from approximately 433,700 subscribers as of September 30, 2010 to approximately 415,000 subscribers as of September 30, 2011, compared to a net subscriber loss of approximately 4,600 subscribers for the twelve months ended September 30, 2010. Postpay subscribers decreased approximately 10,600, or 3.5% of the postpay subscriber base as of September 30, 2010 and prepay subscribers decreased approximately 8,100, or 6.3% of the prepay subscriber base as of September 30, 2010. These losses are attributable to intense competition and led to a re-design and re-pricing of our plans as a result of the competition. As noted above, postpay revenue was flat from the comparative prior year nine-month period despite the decline in subscribers primarily due to increased subscriber fees.

Voice and other feature revenues, excluding data revenues, were lower in the three and nine months ended September 30, 2011 than in the three and nine months ended September 30, 2010 by $7.6 million and $22.1 million, respectively, due to a number of factors, including the decrease in the subscriber base and declines in total average monthly ARPU, excluding average monthly data ARPU, of 12.0% from the comparative three months and 13.9% from the comparative nine months due to competitive pricing reductions, economic conditions and an increase in the number of prepay subscribers who suspend service for a period of time. Partially offsetting these decreases in voice revenue were increases in data revenue of $4.4 million over the prior year comparative three months and $13.6 million over the prior year comparative nine months. Underlying this 27.8% three-month growth and 30.7% nine-month growth in data revenue was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages and increased sales of data cards. Total data ARPU for all prepay and postpay products was $16.17 and $15.38 for the three and nine months ended September 30, 2011, respectively, compared to $12.43 and $11.59 for the three and nine months ended September 30, 2010, respectively, representing three- and nine-month increases of 30.1% and 32.7%, respectively, reflecting the increased take-rate on data packages and increased usage rates. Growth in data ARPU partially offset declines in voice ARPU from the comparative three months and nine months, resulting in blended ARPU of $49.77 and $50.18 for the three and nine months ended September 30, 2011 as compared to $50.62 and $50.60 for the three and nine months ended September 30, 2010.

WIRELINE COMMUNICATIONS REVENUES – Wireline communications revenues increased $15.7 million, or 46.5%, over the prior year comparative three months, with revenues from Competitive Wireline increasing $17.2 million driven by the new revenues from FiberNet, partially offset by the $1.5 million RLEC revenue decline. Similarly, wireline communications revenues increased $50.6 million, or 50.7%, over the prior year comparative nine months, with revenues from Competitive Wireline increasing $53.2 million driven by the new revenues from FiberNet, partially offset by the $2.7 million RLEC revenue decline.

•

Competitive Wireline Revenues. Competitive Wireline revenue, pro forma to include FiberNet for the three and nine months ended September 30, 2010, decreased $0.9 million from the prior year comparative three months and decreased $1.8 million from the prior year comparative nine months. The three-month decrease was primarily due to a $2.2 million decline in voice and long distance revenues offset primarily by a collective increase of $1.9 million in revenues from wholesale, Enterprise Data and Residential and Small Business Broadband. The nine-month decrease was primarily due to a $5.5 million decline in voice and long distance revenues and a $1.3 million revenue decline from other legacy products, partially offset by the collective increase of $4.9 million in revenues from wholesale, Enterprise Data and Residential and Small Business Broadband. We expect Competitive Wireline revenue to increase in future periods as the rate of voice and long distance revenue decline slows and revenues from wholesale, Enterprise Data and Residential and Small Business Broadband continue to expand.

•

RLEC Revenues. RLEC revenues decreased $1.5 million, or 10.8%, and $2.7 million, or 6.4%, from the three and nine months ended September 30, 2010, respectively, primarily due to decreased access and local service revenues from a 6.6% decrease in access lines. Also contributing to the three- and nine-month decreases was network grooming by our carrier customers with whom we interconnect and for whom we provide access services. Partially offsetting the revenue effects of the access line decreases were increases in carrier access minutes from the prior year comparative three and nine months of 3.0% and 1.2%, respectively, due primarily to increased usage by wireless carriers. On July 1, 2011, our interstate access rates were subject to a biennial reset (reduction), which resulted in a $0.6 million reduction in revenue during the third quarter of 2011. We anticipate that this rate reset will result in a comparable reduction in revenue during the fourth quarter of 2011. Additionally, as noted in the overview section above, recent actions from regulatory authorities will cause rate declines in future years which are more significant than what we have experienced in recent years. We are in the process of determining what the impact from this will be and what, if any, measures we will take to at least partially offset this impact.

Access lines totaled approximately 33,800 as of September 30, 2011 and approximately 36,200 as of September 30, 2010, a 2,400 line decline. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
Operating Expenses	September 30, 2011	September 30, 2010	$ Variance	%Variance
(Dollars in thousands)

Wireless PCS	$67,720	$63,956	$3,764	5.9%

Wireline
Competitive Wireline	21,255	10,687	10,568	98.9%
RLEC	3,413	3,428	(15)	(0.4%)

Total wireline	24,668	14,115	10,553	74.8%

Other	1,016	1,112	(96)	(8.6%)

Operating expenses, before equity-based compensation charges, acquisition related charges, Business Separation charges, depreciation and amortization and accretion of asset retirement obligations	93,404	79,183	14,221	18.0%
Equity-based compensation	1,788	1,473	315	21.4%
Acquisition related charges (credit)	(9)	849	(858)	(101.1%)
Business Separation charges	3,399	—	3,399	N/M
Depreciation and amortization	27,002	21,736	5,266	24.2%
Accretion of asset retirement obligations	205	219	(14)	(6.4%)

Total operating expenses	$125,789	$103,460	$22,329	21.6%

	Nine Months Ended
Operating Expenses	September 30, 2011	September 30, 2010	$ Variance	%Variance
(Dollars in thousands)

Wireless PCS	$204,141	$191,090	$13,051	6.8%

Wireline
Competitive Wireline	65,329	31,669	33,660	106.3%
RLEC	10,309	11,028	(719)	(6.5%)

Total wireline	75,638	42,697	32,941	77.2%

Other	3,499	5,274	(1,775)	(33.7%)

Operating expenses, before equity-based compensation charges, acquisition related charges, Business Separation charges, depreciation and amortization and accretion of asset retirement obligations	283,278	239,061	44,217	18.5%
Equity-based compensation	5,363	4,182	1,181	28.2%
Acquisition related charges	71	849	(778)	(91.6%)
Business Separation charges	5,348	—	5,348	N/M
Depreciation and amortization	78,398	65,329	13,069	20.0%
Accretion of asset retirement obligations	588	556	32	5.8%

Total operating expenses	$373,046	$309,977	$63,069	20.3%

OPERATING EXPENSES – The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

The discussion below relates to our operating expenses by segment before equity-based compensation charges, expenses related to acquisitions and the Business Separation, depreciation and amortization and accretion of asset retirement obligations:

•

Wireless Communications – The $3.8 million operating expense increase in wireless communications from the prior year comparative three months was due to increases in a variety of operating expenses. Network access and cell site expenses increased $1.1 million, or 9.2%, over the comparative three months related to additional access connectivity to support high-speed data, strong growth in data usage by subscribers and a 2.9% increase in the number of cell sites as of September 30, 2011 over September 30, 2010. Bad debt expense increased $0.8 million over the comparative three months due to an increase in the reserve for accounts receivable as a result of a slight increase in the aging of accounts receivable. Cost of sales increased $0.4 million, which increase is described in detail in “cost of sales and services” below. Retention expense increased $0.4 million, or 5.6%, due to an increase in handset upgrades to smartphones by existing customers. However, retention expense decreased $0.6 million from the prior quarter and $1.2 million from the first quarter 2011 as we strive to more effectively target retention costs to higher value subscribers. Advertising and marketing expenses increased $0.2 million over the comparative three months due to increased spending and new marketing campaigns. Other operating expense increases include operating taxes, roamer administration, materials, supplies and postage, compensation and benefits and repairs and maintenance. These operating expenses collectively increased $1.0 million over the prior year comparative three months.

Similarly, the $13.1 million operating expense increase in wireless communications from the prior year comparative nine months was due to increases in a variety of operating expenses. Network access and cell site expenses increased $2.7 million, or 7.5%, over the comparative nine months for the same reasons that relate to the three month comparative periods noted above. Cost of sales increased $1.4 million, which increase is described in detail in “cost of sales and services” below. Retention expense increased $2.5 million, or 12.0%, advertising and marketing expenses increased $1.4 million and bad debt expense increased $1.5 million over the comparative nine months. Third party agent and employee sales commissions increased $1.5 million due to higher commissions related to higher priced smartphone rate plans over the nine months ended September 30, 2010. Other operating expense increases include operating taxes, roamer administration, compensation and benefits, repairs and maintenance and other administrative expenses. These operating expenses collectively increased $2.2 million over the prior year comparative nine months.

•

Wireline Communications – The three- and nine-month increases reflected in the table above are primarily attributable to $11.1 million and $34.8 million in operating expenses related to FiberNet (Note 2) in the three and nine months ended September 30, 2011, respectively. These increases were partially offset by declines of $0.5 million, or 3.7%, and $1.9 million, or 4.4%, from the prior year comparative three and nine months, respectively, from the RLEC segment and the remaining markets in the Competitive Wireline segment, reflective of continuing network grooming and increasing the percentage of on-network traffic.

•

Other – Other operating expenses decreased $0.1 million, or 8.6%, from the prior year comparative three months and decreased $1.8 million, or 33.7%, from the prior year comparative nine months. The primary operating expenses in this segment are compensation and benefits and third party professional fees. The results for the nine months ended September 30, 2010 include the recognition of severance benefits totaling $0.9 million which were provided for in the employment agreement of an executive officer who left the Company in March 2010.

COST OF SALES AND SERVICES – Cost of sales and services increased $10.1 million, or 23.1%, over the three months ended September 30, 2010 and increased $30.8 million, or 24.1%, over the nine months ended September 30, 2010. FiberNet (Note 2) accounted for $8.1 million, or approximately 81%, of the three-month increase and $25.7 million, or approximately 84%, of the nine-month increase. We expect network expenses related to the original FiberNet customer base to decline as a result of churn of residential and other narrowband customers serviced by leased facilities and as we implement planned network synergies by pruning leased facilities and by putting more customers on our network to eliminate lease access expenses and improve the quality of the service.

The three-month increase was also due to a $0.9 million increase in network access and cell site expenses, the majority of which related to the wireless segment and is described in wireless communications above, and a $0.2 million increase in compensation and benefits. Similarly, the nine-month increase was also due to a $2.1 million increase in network access and cell site expenses, the majority of which related to the wireless segment and is described in wireless communications above, and a $0.5 million increase in compensation and benefits. Also contributing to the three- and nine-month increases were increases in wireless variable cost of sales (“COS”) of $0.4 million and $1.4 million, respectively, as described in detail below, and increases in equity-based compensation expense, repairs and maintenance, materials and supplies and vehicle related expenses, which increases collectively totaled $0.5 million and $1.2 million over the comparative three and nine months, respectively.

The $0.4 million increase in wireless variable COS from the three months ended September 30, 2010 related to a $1.2 million increase in equipment COS primarily due to an increase in the number of smartphones purchased by new customers, partially offset by a $0.5 million decrease from roaming COS as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners and a collective decrease totaling $0.3 million access, toll, data and features COS.

Similarly, the $1.4 million increase in wireless variable COS from the nine months ended September 30, 2010 largely related to a $3.8 million increase in equipment COS, partially offset by a $1.2 million decrease from roaming COS and a collective decrease totaling $1.2 million in access, toll, data and features COS. We expect COS expenses to grow during the remainder of 2011 as roaming volume from national and unlimited plans increases, sales of smartphones and data cards continue at current or increased levels and usage of data features increases.

CUSTOMER OPERATIONS EXPENSES – Customer operations expenses increased $3.1 million, or 10.7%, over the three months ended September 30, 2010 and increased $12.9 million, or 14.5%, over the nine months ended September 30, 2011. FiberNet (Note 2) accounted for $1.4 million, or approximately 45%, of the three-month increase and $4.7 million, or approximately 36%, of the nine-month increase. Also increasing over the prior year comparative periods were retention costs, which increased $0.4 million over the comparative three months and $2.5 million over the comparative nine months due to an increase in handset upgrades to smartphones by existing customers, with the percentage of customers with data cards and smartphones increasing from 14.0% to 29.6% as of

September 30, 2010 and 2011, respectively. Third party agent and employee sales commissions remained flat from the comparative three months and increased $1.5 million over the comparative nine months due to higher commissions associated with higher priced smartphone rate plans over the comparative nine-month period and an increase in sales through the indirect channel which receive a higher commission per unit. Bad debt expense increased $0.7 million over the comparative three months and increased $1.5 million over the comparative nine months due primarily to churn from unprofitable postpay subscribers both further discussed above. Compensation and benefits, roamer administration and advertising and marketing also increased over the prior year comparative three- and nine-month periods. These expenses collectively increased $0.7 million over the comparative prior year three months and $2.6 million over the prior year comparative nine months.

CORPORATE OPERATIONS EXPENSES – Corporate operations expense increased $3.9 million, or 45.3%, from the prior year comparative three months and increased $6.3 million, or 23.1%, from the prior year comparative nine months. Included in these increases are $1.2 million and $3.4 million of expenses related to FiberNet (Note 2) in the three and nine months ended September 30, 2011, respectively, and $3.4 million and $5.3 million of legal and professional expenses related to the Business Separation (Note 1) in the three and nine months ended September 30, 2011. Also increasing over the prior year comparative three and nine months were expenses relating to sponsorships, operating taxes and equity-based compensation. These expenses collectively increased $0.6 million over the comparative three months and $2.2 million over the comparative nine months. The three- and nine-month increases were partially offset by charges of $0.8 million recorded during the third quarter of 2010 related to the FiberNet acquisition (Note 1). The nine-month increase was also partially offset by a one-time charge of $0.9 million recorded in the first three months of 2010 related to severance benefits which were provided for in the employment agreement of an executive officer who left the Company in March 2010. Partially offsetting the net remaining increases over the prior year comparative three- and nine-month periods was a decrease in compensation and benefits and professional fees of $0.7 million from the prior year comparative three months and $2.8 million from the prior year comparative nine months.

DEPRECIATION AND AMORTIZATION EXPENSES – Depreciation and amortization expense increased $5.3 million, or 24.2%, over the prior year comparative three months and increased $13.1 million, or 20.0%, over the prior year comparative nine months. These increases are attributable in part to increases in depreciation expense of $2.0 million over the comparative three months and $2.3 million over the comparative nine months related to equipment scheduled to be replaced earlier than originally anticipated. These increases are also attributable to three- and nine-month increases in depreciation expense of $1.5 million and $4.8 million, respectively, related to a significant increase in the depreciable asset base as a result of the FiberNet acquisition (Note 2). Increases of $1.8 million and $6.1 million in amortization expense over the respective three- and nine-month prior year comparative periods accounted for a majority of the remainder of the increases related to the addition of customer and other amortizable intangible assets from the FiberNet acquisition (Note 2), a majority of which is escalated in the early years of the asset lives based on their estimated pattern of benefit.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $2.7 million, or 24.4%, and $3.5 million, or 11.0%, from the three and nine months ended September 30, 2010, respectively. We entered into a repricing amendment on the First Lien Term Loan on March 14, 2011, reducing the rate from LIBOR (with a 2% floor) plus 3.75% to LIBOR (with a 1% floor) plus 3% which led to a decline in interest expense from the prior year comparative periods. Also contributing to the interest expense decrease for the nine months ended September 30, 2011 was a charge of $1.2 million recorded in the first nine months of 2010 related to the interest portion of an access revenue settlement related to a carrier access billing dispute. These declines were partially offset by a higher debt level in the three and nine months ended September 30, 2011 than the prior year comparative periods due to the additional borrowing of $125 million on August 2, 2010 under the Senior Secured Credit Facility, the proceeds of which were used to fund the FiberNet acquisition (Note 2).

We entered into an interest rate cap instrument in fourth quarter 2010 and recognized a nominal gain of less than $0.1 million in the three months ended September 30, 2011 due to the change in market value from June 30, 2011 to September 30, 2011 and a loss of $0.2 million in the nine months ended September 30, 2011 due to the change in market value from December 31, 2010 to September 30, 2011.

Other income (net) totaled less than $0.1 million for the three months ended September 30, 2011 and other expenses (net) totaled $0.6 million for the three months ended September 30, 2010. Included in the net other expense total for the three months ended September 30, 2010 was a charge of $0.7 million related to amendments of our Senior Secured Credit Facility to accommodate terms and conditions associated with two federal broadband stimulus grants we received in 2010, as discussed below in Liquidity and Capital Resources. Other expenses (net) totaled $1.6 million for the nine months ended September 30, 2011 and $0.6 million for the nine months ended September 30, 2010. Included in the net other expense total for the nine months ended September 30, 2011 was a $1.5 million charge in the first three months of 2011 related to the write off of previously deferred financing fees in connection with the March 14, 2011 repricing amendment. Included in the net other expense total for the nine months ended September 30, 2010 was the aforementioned charge of $0.7 million related to amendments of our Senior Secured Credit Facility.

INCOME TAXES

Income tax expense for the three months ended September 30, 2011 and 2010 was $9.0 million and $7.8 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. Income tax expense for the nine months ended September 30, 2011 and 2010 was $26.1 million and $25.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring costs associated with the Business Separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $0.7 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $159.7 million as of September 30, 2011. In addition, the Company expects to realize an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $9.2 million. Based on the IRC 382 Limit, the Company expects that $134.3 million of these prior NOLs will be available for use to the Company as follows: $18.4 million in 2012 (with the $9.2 million anticipated carryover from 2011), $9.2 million per year in 2013 through 2024, $5.1 million in 2025 and $0.8 million in 2026. In conjunction with the Business Separation, $5.6 million of the aforementioned NOLs will be assigned to Lumos Networks and subject to an IRC 382 Limit of $0.3 million. It is expected that $3.9 million of the prior NOLs will be available to Lumos Networks as follows: $0.6 million in 2012 (with the $0.3 million anticipated carryover from 2011), and $0.3 million per year in 2013 through 2022. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the nine months ended September 30, 2011 and 2010, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operations will continue to fund our working capital requirements, capital expenditures, higher interest costs, cash dividends and required debt principal payments prior to maturity.

As of September 30, 2011, we had $885.0 million in aggregate long term liabilities, consisting of $736.1 million in outstanding long-term debt ($744.8 million including the current portion and net of a $4.1 million discount) and approximately $148.9 million in other long-term liabilities. Our Senior Secured Credit Facility also includes a revolving credit facility of $35 million (the “Revolving Credit Facility”), which is available for our working capital requirements and other general corporate purposes. As noted above, we entered into a repricing amendment of our First Lien Term Loan on March 14, 2011 which reduced our current rate of interest by 1.75%. The annualized impact of this change assuming LIBOR remains below 1% is over $13 million. Additionally, as previously noted, we made a $283 million payment on the Senior Secured Credit Facility from the $315 million proceeds received from Lumos Networks Corp. in connection with the Business Separation on October 31, 2011.

In addition to the long-term debt from the Senior Secured Credit Facility, we also enter into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. At September 30, 2011, the net present value of these future minimum lease payments was $3.2 million ($1.0 million after the Business Separation). The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments and after the $283 million repayment at the Business Separation date are $1.2 million for the remainder of 2011, $4.7 million per year in 2012 through 2014 and $447.4 million in 2015.

We have a restricted payment basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $10.0 million per quarter plus an additional quarterly amount for calculated excess cash flow, based on the definition in the Senior Secured Credit Facility, and is decreased by any actual dividend or other restricted payments. Based on the calculated excess cash flow for the quarter ended September 30, 2011, approximately $8.8 million will be added to the restricted payment basket during the fourth quarter of 2011. The balance of the basket as of September 30, 2011 was $39.7 million, which was subsequently reduced by the $11.8 million cash dividend payment on October 12, 2011, which was declared on August 2, 2011 and paid to stockholders of record on September 15, 2011. In addition, the restricted payment basket was further reduced on October 31, 2011 by a dividend in the amount of $12.8 million paid to NTELOS Holdings Corp. out of the restricted payment basket of NTELOS Inc. With this dividend, NTELOS Holdings Corp. is projected to have approximately $19 million in cash as of October 31, 2011, which will not be subject to the usage restrictions under the Senior Secured Credit Facility. The basket was contractually reset to $25.0 million on October 31, 2011 in connection with the Business Separation and, with the $8.8 million excess cash flow addition from the third quarter of 2011, will be $33.8 million. The future quarterly basket additions will be reduced from $10.0 million to $6.5 million per quarter commencing in the first quarter of 2012. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Senior Secured Credit Facility.

Under the Senior Secured Credit Facility, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Senior Secured Credit Facility. As of September 30, 2011, we are in compliance with all of our debt covenants, and our ratios at September 30, 2011 are as follows:

	Actual	Covenant Requirement at September 30, 2011
Total debt outstanding to EBITDA (as defined in the Senior Secured Credit Facility)	3.16	Not more than 4.00
Minimum interest coverage ratio	6.48	Not less than 3.00

In accordance with the Senior Secured Credit Facility, the leverage and interest coverage ratios noted above are based on pro forma results for the four quarters ended September 30, 2011 to assume inclusion of FiberNet operating results for the entire period prior to the acquisition on December 1, 2010. Additionally, under the terms of the Senior Secured Credit Facility, upon consummation of the Business Separation (Note 1), the total debt outstanding to EBITDA (as defined in the credit agreement) ratio was required to be less than 3.35:1:00.

During the nine months ended September 30, 2011, net cash provided by operating activities was approximately $148.7 million. Net income during this period was $38.2 million and we recognized $116.2 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $5.7 million. The principal changes in operating assets and liabilities from December 31, 2010 to September 30, 2011 were as follows: accounts receivable decreased by $0.3 million; inventories and supplies increased by $2.2 million; other current assets increased by $5.7 million related to increases in prepaid maintenance contract and rents; changes in income taxes increased cash by $11.1 million due to the receipt of a $9.9 million receivable that existed as of December 31, 2010 related to net estimated tax overpayments for the third quarter of 2010 due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter estimated tax payment; accounts payable increased by $0.5 million; and other current liabilities decreased by $4.7 million primarily related to the payment the annual short-term incentive plan bonuses in the first quarter of 2011. Retirement benefit payments for the first nine months of 2011 were approximately $5.1 million which includes a $4.0 million pension plan funding in the first quarter of 2011.

Net cash provided by operating activities for the third quarter 2011 was $15.3 million above that of the second quarter 2011. This increase was due to the receipt of a $6.1 million Sprint wholesale payment in July 2011 which was due in June 2011, thus accounting for a $12.2 million period over period increase, and $3.1 million of other favorable cash flows from operating activities.

During the nine months ended September 30, 2010, net cash provided by operating activities was approximately $123.2 million. Net income during this period was $37.3 million and we recognized $93.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $7.5 million. The principal changes in operating assets and liabilities from December 31, 2009 to September 30, 2010 were as follows: accounts receivable decreased by $1.2 million primarily due to improved collection experience; inventories and supplies decreased $4.7 million driven by a reduction in inventory from peak retail selling season levels at year-end as well as improved availability of handsets; other current assets increased $0.4 million related to increases in prepaid maintenance contract and rents; changes in income taxes decreased cash by $5.2 million due to net estimated tax payments which, due to the announced reinstatement of bonus depreciation after our third quarter estimated tax payment, resulted in a $9.4 million receivable at September 30, 2010; accounts payable decreased $2.2 million; and other current liabilities increased $4.7 million primarily related to deferred compensation, rebate and professional services accruals. Retirement benefit payments for the first nine months of 2010 were approximately $10.2 million which includes a $9.0 million pension plan funding.

Our cash flows used in investing activities for the nine months ended September 30, 2011 were approximately $93.5 million, net. The purchase of property and equipment totaled $96.0 million and was comprised of (i) approximately $35.1 million related to our wireless business, including approximately $10.6 million of continued network coverage expansion and enhancements within our coverage area, approximately $17.5 million of expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and approximately $7.0 million to support our existing networks and other business needs, (ii) approximately $48.8 million related to our wireline business, including approximately $12.5 million for the FiberNet network infrastructure and integration, $23.3 million for success-based customer and network expansion, $9.3 million for infrastructure upgrades and network sustainment and $3.7 million for expansion and upgrades related to the RUS grant, (iii) approximately $8.2 million related primarily to expansion and enhancements of the information technology infrastructure and applications development and support, and web portal applications to enhance the customer on-line buying, payment and account management experiences, and (iv) approximately $3.9 million related to information technology expenditures in connection with the Business Separation. Our cash flows used in investing activities for the nine months ended September 30, 2011 also included $2.1 million received in the third quarter of 2011 from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects during the six months ended June 30, 2011 and an associated $0.7 million release of a portion of the pledged deposits associated with these grants, which pledged deposit is classified as restricted cash on our condensed consolidated balance sheet.

Our cash flows used in investing activities for the nine months ended September 30, 2010 were approximately $67.5 million and were primarily used for the purchase of property and equipment comprised of (i) approximately $29.8 million related to our wireless business, (ii) approximately $30.3 million for routine capital outlays and facility upgrades supporting our Competitive Wireline and RLEC operations and (iii) approximately $7.4 million related to information technology and corporate expenditures.

We currently expect capital expenditures for 2011 to be in the range of $110 million to $112 million, excluding approximately $6 million of one-time costs in the wireline business related to the integration of FiberNet, after giving effect to the Business Separation. Our capital expenditures associated with our wireless business will be primarily for additional capacity needs, continued network coverage expansion and for coverage enhancements within our coverage area. Also, we will make additional investments in web portal and other enhancements and upgrades to our information technology systems in support of growth and new service offerings and applications.

Net cash used in financing activities for the nine months ended September 30, 2011 aggregated $44.5 million, which primarily represents the following:

•	$1.7 million in debt repricing costs;

•	$5.7 million repayments on our First Lien Term Loan;

•	$35.3 million used for common stock cash dividends ($1.68 per share in the aggregate) paid on January 14, 2011, April 14, 2011 and July 14, 2011;

•	$1.1 million used for capital distributions to noncontrolling interests;

•	$1.3 million payments under capital leases; and,

•	$0.6 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2010 aggregated $82.1 million, which primarily represents the following:

•	$124.7 million proceeds from the issuance of long-term debt, net of original issue discount;

•	$3.4 million in debt issuance costs;

•	$5.1 million repayments on our First Lien Term Loan;

•	$34.9 million used for common stock cash dividends ($1.68 per share in the aggregate) paid on January 12, 2010, April 12, 2010 and July 14, 2010;

•	$1.0 million used for capital distributions to noncontrolling interests; and,

•	$1.9 million proceeds and tax benefits primarily related to the exercise of stock options and net borrowings under capital leases.

As of September 30, 2011, we had approximately $34.9 million in cash and restricted cash, and working capital (current assets minus current liabilities) of approximately $20.4 million. As of December 31, 2010, we had approximately $24.9 million in cash and restricted cash and working capital of approximately $16.1 million. Of the total cash on hand as of September 30, 2011 and December 31, 2010, $8.5 million and $9.2 million, respectively, represents previously mentioned pledged deposits for our RUS grants. The restricted cash related to the wireline operations was $8.1 million which was distributed to Lumos Networks on October 31, 2011, the date of the Business Separation. Of the total cash on hand at September 30, 2011, $20.5 million was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the Senior Secured Credit Facility. At the time of the Business Separation, we received an additional $32 million in cash, net of the $283 million Senior Secured Credit Facility pay down.

We paid dividends of $1.68 per share during the nine months ended September 30, 2011, totaling $35.3 million. On October 12, 2011, we paid dividends of $0.56 per share totaling $11.8 million to stockholders of record on September 15, 2011. On November 3, 2011, the board of directors declared a dividend in the amount of $0.42 per share which is to be paid on January 12, 2012 to stockholders of record on December 16, 2011. This quarterly dividend is the first to be declared by the Company following the completion of the Business Separation. We currently intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Senior Secured Credit Facility (as discussed earlier in this section).

We believe that our current unrestricted cash balances of $26.4 million, the additional $32 million received in conjunction with the Business Separation noted above, and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and stock repurchases through our stock repurchase plan discussed above for more than 12 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35 million revolving credit facility and could seek additional financing in the future.

On October 14, 2011, we announced a distribution date of October 31, 2011, for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, our wireline operations. Prior to and in connection with the Business Separation, following the market close on October 31, 2011, we effectuated a 1-for-2 reverse stock split of our shares of Common Stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to our stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, we distributed one share of Lumos Networks common stock for every share of our Common Stock outstanding, on a post-Reverse Stock Split basis.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-A, Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this EITF modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. EITF 10-A is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. Upon adoption of the EITF, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The impact of this EITF is not material to the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will apply the requirements of this ASU to its goodwill impairment testing beginning with the fiscal year beginning January 1, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of September 30, 2011, $741.6 million was outstanding under the First Lien Term Loan. As of September 30, 2011, NTELOS Inc. had a pro forma leverage ratio, as defined in the Senior Secured Credit Facility, of 3.16:1.00 and an interest coverage ratio of 6.48:1.00, both of which are favorable to any future covenant requirement. On March 14, 2011 we completed a repricing of our First Lien Term Loan. After the repricing, the First Lien Term Loan bears interest at 3.00% above either the Eurodollar rate or 1.00%, whichever is greater, or 2.00% above either the Federal Funds rate or 2.00%, whichever is greater. If our leverage ratio, per the covenant calculation, is 2.75:1.00 or less, the repricing includes a further reduction of the interest rate to 2.75% above either the Eurodollar rate or 1.00%, whichever is greater, or 1.75% above either the Federal Funds rate or 2.00%, whichever is greater. Prior to the repricing, the First Lien Term Loan bore interest at 3.75% above either the Eurodollar rate or 2.00%, whichever was greater, or 2.75% above either the Federal Funds rate or 3.00%, whichever was greater. We have other fixed rate, long-term debt in the form of capital leases totaling $3.2 million as of September 30, 2011.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the First Lien Term Loan. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.0%. We have interest rate risk on borrowings under the First Lien Term Loan in excess of the $320.0 million covered by the cap agreement ($421.6 million at September 30, 2011). The cap agreement ends in August 2012.

At September 30, 2011, our financial assets included unrestricted cash of $26.4 million. Securities and investments totaled $1.4 million at September 30, 2011.

The following sensitivity analysis indicates the impact at September 30, 2011, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
First Lien Term Loan	$741,591	$723,365	$736,097	$710,882
Capital lease obligations	3,182	3,182	3,500	2,864

A ten percent increase or decrease in interest rates would result in a change of $0.2 million in interest expense for the remainder of 2011, computed using the 1% LIBOR floor stipulated in our senior credit facility after repricing in March 2011. Interest on our Senior Secured Credit Facility is calculated at the higher of LIBOR rate or 1% plus 3.00%. Actual LIBOR rates at September 30, 2011 were well below 1% and thus, a 10% change in the actual LIBOR rate from the rate at September 30, 2011 would result in no change in interest expense in 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to billings by the wireline business to other carriers for access to its network. We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2011. As of September 30, 2011, the approximate dollar value of shares that may yet be purchased under the plan is $23,073,534.

Item 4. (Removed and Reserved.)

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Stebbins B. Chandor, Jr., Executive Vice President, Chief Financial Officer and Assistant Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Stebbins B. Chandor, Jr., Executive Vice President, Chief Financial Officer and Assistant Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 8, 2011	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President

Dated: November 8, 2011	By:	/s/ Stebbins B. Chandor, Jr.
Stebbins B. Chandor, Jr.
Executive Vice President, Chief Financial Officer and Assistant Secretary