Form 10-K
period 2011-12-31
NTELOS HOLDINGS CORP
filed 2012-02-29
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 was $620.4 million (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 21,096,125 shares of the registrant’s common stock outstanding as of the close of business on February 15, 2012.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2012 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

2011 ANNUAL REPORT ON FORM 10-K

PART I

In this Annual Report on Form 10-K, we use the terms “NTELOS,” “we,” the “Company,” “our” and “us” to refer to NTELOS Holdings Corp. and its subsidiaries.

Available Information

Our website address is www.ntelos.com. We use our website as a channel of distribution for company information. We make available free of charge on the Investor Relations section of our website (http://ir.ntelos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics. Financial and other material information regarding us is routinely posted on and accessible at http://ir.ntelos.com. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1. Business.

Overview

We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. Our primary services are wireless voice and data digital personal communications services (“PCS”). We conduct our wireless digital PCS business through NTELOS-branded retail operations and through a wholesale business which primarily relates to an exclusive contract with Sprint Spectrum L.P., an indirect wholly-owned subsidiary of Sprint Nextel Corporation (hereinafter collectively referred to as “Sprint”).

For a detailed review of our financial performance and results of operations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Business Separation

In December 2010, we announced the intention to spin-off 100% of our wireline business. The spin-off was accomplished on October 31, 2011 through a tax-free distribution to our stockholders. We distributed one share of Lumos Networks Corp. (“Lumos Networks”) common stock for every share of our stock outstanding following a 1-for-2 reverse stock split that was effected following the close of business on October 31, 2011 (“the “Business Separation”). We did not retain any shares of Lumos Networks common stock. Lumos Networks is now an independent public company traded on NASDAQ (symbol: LMOS). The results of Lumos Networks have been reported throughout this Annual Report on Form 10-K as discontinued operations for all periods presented.

In connection with the spin-off, we received necessary regulatory approvals, including a private letter ruling from the Internal Revenue Service (“IRS”) regarding the tax-free status of the transaction for U.S. federal income tax purposes and a declaration of effectiveness from the Securities and Exchange Commission (“SEC”) for Lumos Networks’ registration statement on Form 10. For additional information related to the spin-off of Lumos Networks, see Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We conduct all of our business through our wholly-owned subsidiary NTELOS Inc. and its subsidiaries. Our principal executive offices are located at 1154 Shenandoah Village Drive, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-3500.

Our Business

Overview

We operate a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Pennsylvania, Kentucky, Maryland, Ohio and North Carolina with a total covered population (“POPs”) of 5.9 million people. We began acquiring PCS spectrum in western Virginia and West Virginia in June 1995 and began operations in Virginia in late 1997 and in West Virginia in late 1998. We entered eastern Virginia in 2000. We believe our regional focus and contiguous service area provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our strategic differentiators are based upon an approach of offering the customer “Savings and Simplicity with Service.” Our coverage includes the markets listed in the table below.

Virginia		West Virginia		Other
• Charlottesville	• Martinsville	• Beckley	• Huntington	• Ashland, KY
• Clifton Forge	• Richmond	• Bluefield	• Lewisburg	• Cumberland, MD
• Covington	• Roanoke	• Charleston	• Martinsburg	• Hagerstown, MD
• Danville	• Staunton	• Clarksburg	• Morgantown	• Outer Banks of NC
• Fredericksburg	• Tazewell	• Fairmont	• Parkersburg	• Portsmouth, OH
• Hampton Roads/Norfolk	• Waynesboro			• Chambersburg, PA
• Harrisonburg	• Winchester
• Lynchburg

Spectrum Holdings

PCS

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. As of December 31, 2011, we operated our CDMA network in 22 basic trading areas with licensed POPs of 8.1 million with an average spectrum depth of 23 MHz. We also hold licenses in seven additional basic trading areas which are currently classified as excess spectrum. The following table shows a breakdown of our 1900 MHz PCS spectrum position.

NTELOS’s Spectrum Position (POPs in thousands)

as of December 31, 2011

Basic Trading Area
Number	Name	PCS Spectrum Block	Licensed POPs (1)		Covered POPs (1)	MHz
Virginia East
156	Fredericksburg, VA	E	253.6			10
324	Norfolk, VA	B	1,855.1			20
374	Richmond, VA	B	1,534.1			20
374	Richmond, VA – Partitioned	B	47.8	(4)		30

	Subtotal		3,642.8		2,898.1	19	(2)

NTELOS’s Spectrum Position (POPs in thousands), Continued

as of December 31, 2011

Basic Trading Area

Number	Name	PCS Spectrum Block	Licensed POPs (1)	Covered POPs (1)	MHz
Virginia West
75	Charlottesville, VA	C	296.3		20
104	Danville, VA	B	159.6		30
179	Hagerstown, MD	E/F	506.9		20
183	Harrisonburg, VA	D/E	171.3		20
266	Lynchburg, VA	B	194.2		30
284	Martinsville, VA	B	89.3		30
376	Roanoke, VA	B	710.3		30
430	Staunton, VA	B	133.9		30
479	Winchester, VA	C	234.0		20
100	Cumberland, MD	C/D	165.3		20

	Subtotal		2,661.1	2,008.6	25	(2)

West Virginia
35	Beckley, WV	B	157.7		30
48	Bluefield, WV	B	151.9		30
73	Charleston, WV	A(3)/B	469.9		30
82	Clarksburg, VA	C/E	192.5		20
137	Fairmont, WV	C/F	56.1		40
197	Huntington, WV	B	365.8		30
306	Morgantown, WV	C/F	110.6		25
359	Portsmouth, OH	B	93.3		30
342	Parkersburg, WV-Marietta, OH	C	176.8		30

	Subtotal		1,774.6	1,008.2	29	(2)

	Total Operating Spectrum		8,078.5	5,914.9	23

Excess
471	Wheeling, WV	C	190.7		15
474	Williamson, WV – Pikeville, KY	B	166.2		30
23	Athens, OH	A	115.5		15
80	Chillicothe, OH	A	107.9		15
259	Logan, WV	B	34.8		30
487	Zanesville – Cambridge, OH	A	188.6		15
12	Altoona, PA	C	221.0		15

	Subtotal		1,024.7	N/A	18	(2)

	Total		9,103.2	5,914.9	23

(1)

Source: Map Info: Custom Data, Total Population—Current Year and Five Year USA by Block Group: United States, SO215245. For purposes of this disclosure, Covered POPs represents people within the network coverage area.

(2)	Weighted average MHz based on licensed POPs.
(3)	“A” block excludes Kanawha, Putnam and Fayette counties.
(4)	Partitioned POPs not included in subtotal.

Advanced Wireless Services (“AWS”)

During September 2006, we purchased seven AWS licenses. The AWS spectrum is potentially operable in seven cellular market areas with licensed POPs of approximately 1.5 million, all of which are within our existing PCS licensed markets. This spectrum is intended to be used by mobile devices for voice, mobile data, video and messaging services. The following table presents a breakdown of our AWS spectrum position at December 31, 2011.

Cellular Market Area
Number	Name	AWS Spectrum Block	Licensed POPs (in thousands) (1)	MHz
157	Roanoke, VA	A	301.9	20
203	Lynchburg, VA	A	194.4	20
683	Giles, VA	A	210.5	20
684	Bedford, VA	A	212.9	20
256	Charlottesville, VA	A	200.2	20
685	Bath, VA	A	64.8	20
686	Highland, VA	A	273.4	20

	Total		1,458.1	20

(1)	Source: Map Info: Custom Data, Population Current Year and Five Year USA by Block Group: U.S., SO215245

Other Spectrum

In addition to PCS and AWS spectrum, we hold a wireless communications service (“WCS”) license in Columbus, OH, Broadband Radio Service (“BRS”) licenses in western Virginia (BRS was formerly known as multichannel multipoint distribution service or “MMDS”) and local multipoint distribution service (“LMDS”) licenses in portions of Virginia, Kentucky, West Virginia and Maryland. With the exception of our BRS licenses, other spectrum is currently non-operational.

Retail Business

We offer wireless voice and data products and services to retail and business customers throughout our service area under the “NTELOS Wireless” brand name. Customers can choose from a variety of high-speed, dependable nationwide postpay and prepay services. Our “value” proposition targets value-conscious customers who want high-speed nationwide network service and performance, a broad array of devices including Android and Blackberry smartphones, and local customer service. It also focuses on unlimited services that include nationwide coverage through our wholesale relationship with Sprint and other roaming partners. Our value proposition typically offers substantial savings to end users as compared to national providers, and is coupled with local service and support.

Our local customer service is supported by three regional call centers, 63 company-owned retail locations, approximately 400 indirect locations and an interactive web presence which enables a customer self-care experience. Advertising and marketing is geared towards enhancing brand awareness and attracting new to wireless customers and customers from other wireless carriers (“switchers”) who want comparable features and national coverage at a better value. Our primary focus has been on high-value postpay customers, data users and the higher end of the prepay market.

We also market FRAWG Wireless, a no contract service intended to attract consumers who choose a prepay service option. FRAWG Wireless is a simple, low cost service that has a minimum number of plans, offers attractive features and provides national or regional coverage. This “no contract” option generally has a higher retail price on the handset and offers a variety of pricing plans that meet or beat competitive price points. Our acquisition costs per prepay customer are substantially lower than for a postpay customer due to the lower handset subsidy and lower selling and advertising costs. During 2011, we changed our pricing structure to simplify nationwide prepay plans to include taxes and fees and focused marketing efforts on bundling voice, data, and text into aggressively positioned offers. We also introduced prepackaged FRAWG Wireless devices to address mass market distribution opportunities.

Service Offerings

The table below briefly describes the plans and provides a breakdown of our subscribers as of December 31, 2011:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	292,366	71%

•   High Speed, dependable Nationwide Coverage

•   Affordable unlimited voice, text and data services for families and individuals

•   Affordable bucket plans for families and individuals including My World calling circle functionality

•   Broad array of full featured handsets and smartphones, including such popular brands as Samsung, LG, BlackBerry, Motorola and HTC

•   Affordable Anytime Upgrades provide an easy device replacement option for users

•   1- or 2-Year Service Agreements

•   Other data service offerings include text and picture messaging, mobile broadband access through data cards and mobile hotspots and access to a variety of applications, including games, ring tones and other mobile applications

•   Online Self Care provides online account management

•   Account monitoring services, such as overage text alerts, eliminate surprise charges

Prepay	122,141	29%

•   Branded as FRAWG Wireless

•   Unlimited or bucket voice, text and data services

•   Other data service offerings include text and picture messaging, mobile broadband access and mobile hotspots and access to a wide variety of applications, including games, ring tones and other mobile applications

•   Online Self Care provides online account management

•   Flexible prepay payment options include web, credit card, bank draft, cash or payment from a handset

•	Postpay

•

Postpay plans continue to be our most popular service offerings and account for approximately 71% of our total customers. Postpay service offerings include usage based or unlimited minute plans which offer customers nationwide talk, text and data. The plans are offered for individuals or families and certain plans may be shared for an additional fee.

•

Our nationwide plans account for approximately 96% of our postpay customers and nearly 36% are smartphone users, the result of aggressive talk, text data and handset promotions and the increased variety and usefulness of mobile applications.

•

All postpay plans are available with one- or two-year service agreements and most can share up to six lines for an additional monthly service fee. Plans include nationwide long distance calling, Caller ID, Three-way Calling and voicemail. Plans may also include nationwide roaming and a variety of value-added options such as Enhanced 411 Directory Assistance, Enhanced Caller ID, Ringback Tones, Anonymous Call Blocking and handset insurance.

•

Postpay users can take advantage of data service offerings such as text and picture messaging, mobile broadband access, and downloading of games, ring tones, and a wide array of other mobile applications. Smart phone users also have access to thousands of Android and Blackberry applications.

•	Prepay - Pay in advance type plans represent approximately 29% of our total customers:

•

FRAWG Wireless. Beginning in 2010, all prepay services are marketed as FRAWG Wireless and positioned as unlimited nationwide voice, text and data services. These customers, who prefer a non-contract alternative, pay their monthly charges in advance via web, credit card, bank draft, cash or from a handset, thus eliminating credit checks and bad debt exposure. There is also a prepackaged version of FRAWG Wireless which includes a handset and a month of service in a grab and go package that can be found at convenience stores and neighborhood retailers.

•

FRAWG Wireless customers can also prepay to take advantage of data service offerings such as text and picture messaging, mobile broadband access, and downloading games, ring tones, and a wide array of other mobile applications. Smartphone users also have access to thousands of Android and Blackberry applications.

Sales, Marketing and Customer Care

With U.S. wireless penetration approaching or exceeding 100%, we target “switchers” as well as new to wireless customers, including customers interested in high speed, dependable nationwide coverage, by offering competitive plans in both the postpay and prepay segments. With our high speed dependable nationwide network, we provide services to not only the consumer market, but also to small/medium enterprises and the education, municipal and medical vertical markets.

Marketing efforts are focused on building brand awareness and driving value conscious customers to our retail locations, indirect agent locations, telesales associates and website. The company uses a blended media strategy that includes, print, broadcast, direct mail, billboard, online and social media to reach potential customers. Messaging is focused primarily on our value proposition which features comparable savings for dependable nationwide coverage and popular handsets at affordable prices.

Our sales distribution strategy is driven by company owned direct retail locations, with supporting distribution from indirect agent locations which extend our retail points of presence. The focus on company-owned distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2011, approximately 69% of gross additions were acquired through direct channels and at December 31, 2011, we had 63 Company-operated retail point-of-sale locations. During 2011, we relocated six Company-operated stores and retrofitted 14 other Company-operated stores with a focus on improving the customer experience and postpay points of distribution. At year-end 2011, 55% of retail outlets have been upgraded to a new merchandising scheme that included an updated presentation format. We plan to complete upgrading our Company-operated locations in 2012. We also enhanced our selling process with improvements in activation speeds, competitive rate plan analytics and retail store leader training. Our direct distribution is supplemented by two regional master agents and six dealer retail partners with over 378 locations. Our master agent program allows us to recruit experienced master agents, introduce the “exclusive retail program” that we believe enhances our brand positioning with additional branded retail locations, and recruit experienced multi-unit retailers. We expect to continue expanding our indirect distribution channel in 2012, targeting both traditional and mass market points of distribution.

Our customer care call centers are located in Waynesboro, Covington and Daleville, Virginia. We operate a single virtual call center, minimizing headcount and providing uniform customer service across our region. We provide customer care representatives with incentives to sell additional products and features. We utilize a loyalty/retention team to focus on renewing or responding to our customers. Business operations are supported by an integrated systems infrastructure which allows for consistent customer interactions. Our web presence enhances the experience for our customers desiring self care services and it also enables a fully integrated shopping cart. In addition, we measure customer satisfaction through transactional net promoter score reporting in both retail and customer care touch points.

Wholesale Business

We provide digital PCS services on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint, which we refer to as the ‘Strategic Network Alliance’. Under the Strategic Network Alliance, we are the PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised. The Strategic Network Alliance covers Sprint wireless customers in its western Virginia and West Virginia service area, including the following markets (collectively, the “Market”): Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. In addition to PCS services, the Strategic Network Alliance gives us exclusivity for all other CDMA services in the Market. We are also the provider of roaming/travel services in the Market to all Sprint PCS customers.

The Strategic Network Alliance specifies a series of rates for various types of services.

Specifically, there are separate rate structures for each of the PCS services to be provided as follows:

•	voice rate volume pricing tiers for Sprint home subscribers within the Market are reset semi-annually based on 60% of the change in Sprint’s retail voice revenue yield;

•

voice rate pricing for other Sprint subscribers, Mobile Virtual Network Operators (“MVNO”), partners of Sprint and Sprint Network Managers, who use our network for voice service while traveling in the Market, is reset semi-annually based on 90% of Sprint’s retail voice revenue yield;

•	home data pricing is “per customer” for each Sprint PCS customer in the Market and the “per customer” amount is reset quarterly based on 60% of Sprint’s national 3G and EV-DO data ARPU; and

•

data rate pricing for each megabyte of data service consumed by Sprint travel subscribers and all Sprint MVNO customers within the Market is reset quarterly based on 90% of Sprint’s 3G and EV-DO data yield.

The Strategic Network Alliance also permits our NTELOS-branded customers to access Sprint’s national wireless network at reciprocal rates as the Sprint travel rates.

Under the Strategic Network Alliance, Sprint is obligated to pay us the greater of (i) $9.0 million per calendar month or (ii) any and all monthly usage charges associated with the use of the PCS services by Sprint customers, Sprint Network Managers and MVNOs within the Market. Calculated revenue has exceeded the $9.0 million monthly minimum since October 2010 and we expect that it will continue to do so for the foreseeable future.

The Strategic Network Alliance provides that the PCS service we provide to Sprint customers will be of a quality and clarity no worse than what we provide to our retail customers in the Market. We have met all contractual build and network technology requirements under the Strategic Network Alliance and we are not required under the Strategic Network Alliance to make any future investment in any subsequent high speed data transfer technology or any other significant network upgrade requested by Sprint to support its customers. However, the agreement does provide that we must augment or expand our facilities, including implementing commercially reasonable network upgrades at our expense to provide the products and services supported by us as of the execution date of the agreement and to maintain compliance with performance specifications set forth in the agreement. Sprint must reimburse us for a proportional amount of the expenses incurred to comply with all future network obligations mandated by governmental authorities or new industry standards.

The Strategic Network Alliance prohibits Sprint from directly or indirectly commencing construction of, contracting for or launching its own wireless communications network that provides PCS services provided by us in the Market until 18 months prior to the termination of the agreement or renewals thereof. Sprint may request that we add coverage in an area within the Market that it does not currently serve. These requests have historically aligned with our retail expansion plans and accordingly were constructed. However, if we choose not to add coverage to our network, Sprint may construct its own cell sites or take such other action to provide geographic coverage in a portion of the Market not served by us.

Network Technology

We have deployed 3G 1xRTT CDMA digital PCS technology at all 1,353 cell sites, and we have deployed 3G EV-DO Rev A (“EV-DO”) technology at 1,160 (or approximately 86%) of our total cell sites as of December 31, 2011. EV-DO technology provides us with the technical ability to support high-speed mobile wireless data services.

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

Cell Sites

As of December 31, 2011, we had 1,353 cell sites in operation, of which 23 were repeaters and we owned 113 of these cell sites and leased the remaining 1,240 (approximately 92%). Of the leased cell sites, 517 (approximately 42%) are installed on facilities controlled by two tower companies, Crown Communications and American Tower. We entered into a master license agreement (“MLA”) with Crown Communications. The MLA has initial terms commencing in 2000 and 2001. The MLA had an initial 5-year term with three optional 5-year renewal terms. The site licenses associated with the Crown Communications MLA, which would have expired in 2010 and 2011, were renewed for the second of three 5-year lease renewal terms in 2010 and 2011. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. The American Tower master lease agreement contains three optional 5-year renewal terms.

Network Performance

We set high network performance standards and continually monitor network quality metrics, including dropped call rates and blocked call rates. We currently exceed Sprint’s network performance standards, as established in the agreement, in the regions underlying the Strategic Network Alliance.

Competition

Our postpay services compete with several nationwide carriers including Sprint, Verizon Wireless, AT&T Wireless, T-Mobile and U.S. Cellular, as well as a number of reseller/affiliates of some or all of these companies. These competitors have financial resources, marketing resources, brand awareness, equipment availability, and customer bases significantly greater than ours. Many of these major operators are in the midst of a 4G/LTE deployment as demand for higher data speeds increase. We expect these competitors will continue to build and upgrade their own networks in areas in which we operate. In 2011, we saw an expanded emphasis by our competitors on selling bundled services that include voice, text and data, as well as expansion of unlimited nationwide services from our postpay competitors.

Competition in the prepay market space has continued to intensify, particularly with aggressively-priced, nationwide, unlimited plan offerings by our competitors. In addition, our competitors continue to significantly increase their points of distribution and advertising. These competitors have access to a large number of points of distribution, including large “big box” retailers. We also face competition from companies that resell prepay wireless service to customers but do not hold FCC licenses or own their own networks, referred to as MVNOs. These competitors include, but are not limited to Boost, Straight Talk, Page Plus, Virgin Mobile, TracFone, and Net10. We differentiate ourselves from our competitors by offering high value products and plans, dependable high-speed nationwide services and by providing local customer service and retail support coupled with a strong commitment to the community.

Employees

As of December 31, 2011, we employed 841 full-time and 134 part-time persons. Additionally, 30 persons served the company under the Transition Services Agreement (“TSA”) that was executed as part of the Business Separation. None of our employees are covered by a collective bargaining agreement or represented by an employee union. We believe that we have good relations with our employees.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. See “Risk Factors” elsewhere in this report.

Regulation Overview

Our communications services are subject to varying degrees of federal, state and local regulation. Under the federal Telecommunications Act, of 1934 as amended, the Federal Communications Commission, or FCC, has jurisdiction over interstate and international common carrier services, over certain aspects of interconnection between carriers, and over the allocation, licensing, and regulation of wireless services. In 1996, Congress enacted the Telecommunications Act of 1996 which amended the Telecommunications Act and mandated significant changes in telecommunications rules and policies to promote competition, ensure nationwide availability of telecommunications services and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops.

In addition to FCC regulation, our communications services are regulated to different degrees by state public service commissions and by local authorities. Such local authorities have jurisdiction over public rights-of-way, video franchises, and zoning for antenna structures. The Federal Aviation Administration, or FAA, regulates the location, lighting and construction of antenna structures. We are also subject to various other federal laws and regulations, including privacy, antitrust, environmental, labor, wage, health and safety, personal information laws and regulations as set forth by the Federal Trade Commission, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies.

Our wireless operations are subject to various federal and state laws intended to protect the privacy of customers who subscribe to our services. The FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers and that govern procedures for release of such information. On November 1, 2008, the Federal Trade Commission’s “Red Flag” rules went into effect and the Federal Trade Commission began to enforce those rules on December 31, 2010. Among other requirements, the Red Flag Rules require that companies develop and implement written Identity Theft Prevention programs. The Federal Trade Commission is considering additional regulations governing on-line behavioral marketing and consumer privacy. Congress, federal agencies and states also are considering imposing additional requirements on entities that possess consumer information to protect the privacy of consumers.

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

Regulation of the Wireless Communications Industry

Pursuant to 1993 amendments to the Telecommunications Act, certain service providers over cellular, personal communications, advanced wireless, and 700 megahertz spectrum are classified as commercial mobile radio services because they are offered to the public and are interconnected to the public switched telephone network. Consequently, our wireless services are generally classified as commercial mobile radio services, or CMRS, and are subject to FCC regulation. The states are preempted from engaging in entry or rate regulation of CMRS, although the states may regulate other terms and conditions of CMRS offerings including customer billing, termination of service arrangements, advertising, certification of operation, use of handsets when driving, service quality, sales practices, and management of customer call records.

The licensing, construction, modification, operation, sale, ownership and interconnection arrangements of wireless communications networks are regulated to varying degrees by the FCC, Congress, state regulatory agencies, the courts and other governmental bodies. Some examples of the kinds of regulation to which we are subject are presented below. A failure to maintain compliance with the Telecommunication Act and/or the FCC’s rules could subject us to fines, forfeitures, license revocations, license conditions or other penalties.

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

AWS Licenses. In 2006, we acquired additional licenses in an auction conducted by the FCC for Advanced Wireless Services, or AWS, spectrum in the 1710-1755 MHz and 2110-2155 MHz bands. The FCC regulations applicable to these licenses are generally similar to those applied to our PCS licenses, although our AWS licenses have a longer, 15 year, term and are not subject to any construction requirements other than the requirement that we provide substantial service at renewal. Like other auctioned AWS licenses, the licenses acquired by us are subject to the rights of certain incumbents, including Federal government systems and microwave radio users. For the most part, Federal government users will transition their operations out of the band through a multiyear process funded through proceeds from the auction itself. The non-government users would have to be relocated by us if our AWS deployments would interfere, and we may incur cost-sharing obligations even if we deploy services on our AWS spectrum after the links are relocated.

The FCC’s rules provide a formal presumption that PCS and AWS licenses will be renewed, called a “renewal expectancy,” if the licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. In 2011, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing to establish more consistent requirements for renewal of licenses, uniform policies governing discontinuances of service, and to clarify certain construction obligations across all of the wireless service bands. The proposed changes to the applicable renewal and discontinuance of service requirements may be applied to existing licenses that will be renewed in the future. We are unable to predict with any certainty the likely timing or outcome of this wireless renewal standards proceeding.

Transfer and Assignment of PCS and AWS Licenses. The Telecommunications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS or AWS system, with limited exceptions, and the FCC may prohibit or impose conditions on assignments and transfers of control of licenses.

Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Although we cannot be certain that the FCC will approve or act in a timely fashion upon any future requests for approval of assignment or transfer of control applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. In the course of such review, we further note that the FCC engages in a case-by-case competitive review of transactions that involve the consolidation of spectrum licenses. Because an FCC license is necessary to lawfully provide PCS and/or AWS service, if the FCC were not to approve any such filing, our business plans would be adversely affected.

Foreign Ownership. Under existing law, no more than 20% of an FCC Commercial Mobile Radio Service (“CMRS”) licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC CMRS licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership in CMRS licensees, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations who are members of the World Trade Organization. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

911 Services. The FCC requires CMRS carriers to make available emergency 911 services to subscribers, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. On January 18, 2011, new FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These new rules reflect a general consensus between the wireless industry and the public safety community. The FCC has also issued an NPRM seeking comment on potential future modifications and enhancements to the current rules.

Local Number Portability. FCC rules also require that local exchange carriers and most CMRS providers, including PCS and AWS providers, allow customers to change service providers without changing telephone numbers. For CMRS providers, this mandate is referred to as wireless local number portability, or WLNP. The FCC also has adopted rules governing the porting of wireline telephone numbers to wireless carriers and vice versa. Number portability makes it easier for customers to switch among carriers.

Reciprocal Compensation. FCC rules provide that all telecommunications carriers are obligated, upon reasonable request, to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of local traffic. As a CMRS provider, we are required to pay reciprocal compensation under such arrangements to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Under the revised intercarrier compensation regime adopted by the FCC in October 2011, where there is no pre-existing agreement between a CMRS carrier and a LEC for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill-and-keep regime. We negotiate interconnection agreements for our network with major ILECs and smaller RLECs. Negotiated interconnection agreements are subject to state approval. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities or the FCC, as appropriate, for arbitration. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount of revenue we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC’s new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. The FCC’s overhaul of the rules governing intercarrier compensation currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict with any certainty the likely timing or outcome of such petitions.

Universal Service. Pursuant to the Telecommunications Act, all telecommunications carriers that provide interstate and/or international telecommunications services, including CMRS providers, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs (Universal Service Fund or USF). Providers of interconnected VOIP services must also contribute. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate and international retail telecommunications revenue. The FCC is currently examining the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier. An assessment mechanism based on numbers or network connections could increase the contributions to the USF by wireless and local exchange carriers, while reducing contributions from long distance service providers.

We receive funding from the federal USF in Virginia, West Virginia, and Kentucky. On May 1, 2008, the FCC placed an interim cap on the amount of USF funding distributed in each state to competitive providers as a group, including CMRS carriers and CLECs. USF funding to competitive providers in each state is now capped at the level of support that such carriers as a group received in that state during March 2008. The FCC also revised the mechanisms, criteria and requirements for the distributions of USF funds in October 2011. The FCC is also seeking further comment on a number of additional issues regarding the implementation of its USF overhaul. We cannot predict with any certainty the effect any such revisions will have on our business or on our ability to collect USF funds in the future. The FCC’s overhaul of the rules governing the distribution of USF currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict with any certainty the likely timing or outcome of such petitions.

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

Roaming. In 2007, the FCC adopted a requirement that CMRS carriers permit other CMRS carriers’ customers to “roam” on their systems, holding that automatic in-market voice roaming is a common carrier service obligation for such carriers and that CMRS carriers must provide certain automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable and nondiscriminatory basis. In an order adopted on April 21, 2010, the FCC extended this requirement for automatic voice roaming to apply in markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such a market. In 2011, the FCC found that the automatic roaming obligation should be extended to non-CMRS services, such as wireless Internet access services, which is an information service. The FCC found that automatic data roaming shall be offered by providers of such services to requesting carriers on a commercially reasonable basis, when technologically compatible and economically feasible. Verizon Wireless is currently appealing the automatic data roaming rules before the United States Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainty the timing or outcome of such appeal.

Tower Siting. Under the Telecommunications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. They are permitted to manage public rights of way and they can require fair and reasonable compensation for use of such rights of way. These authorities, however, may not legally discriminate against or prohibit our services through their use of zoning authority. Wireless networks also are subject to certain FCC and FAA regulations regarding the location, marking, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act (“NEPA”), the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC’s rules require antenna structure owners to notify the FAA of structures that may require marking or lighting, and there are specific restrictions applicable to antennas placed near airports. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In some jurisdictions, local laws, zoning or land-use regulations may impose similar requirements.

Network Neutrality Regulations. In December 2010, the FCC adopted net neutrality regulations that apply to broadband wireless Internet access services, including those offered by us. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services and to content, application and service providers who seek access to a carrier’s network. Mobile wireless broadband Internet providers also cannot block consumers from accessing lawful websites, nor block applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. All of the rules noted above are also subject to the needs of law enforcement, public safety and homeland and national security. These rules became effective on November 20, 2011. Numerous parties filed appeals of the Commission’s rules in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainly the likely timing or outcome of such appeals.

Miscellaneous. We also are subject or potentially subject to numerous regulatory requirements, including, paying regulatory fees; number administration: number pooling rules; rules governing billing; technical coordination of frequency usage with adjacent carriers; height and power restrictions on our wireless transmission facilities; rules regarding radio frequency limits; outage reporting rules; and rules requiring us to offer equipment and services that are hearing aid compatible and accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how they may affect our business, financial condition or results of operations. In addition, a number of states and localities have banned, or are considering banning or restricting, the use of wireless phones while driving a motor vehicle. Texting while driving in Virginia is prohibited. West Virginia is currently considering a ban on text messaging and use of handheld cell phones while driving, although use of hands-free devices would be allowed.

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

If we are not able to attract and retain wireless subscribers, our financial performance could be materially adversely affected.

We are primarily in the business of selling wireless communications services to subscribers, and our economic success in that business is based on our ability to attract new subscribers and retain current subscribers. If we are unable to attract and retain wireless subscribers, our financial performance could be impaired. Since 2010, we have experienced modest decreases in our total retail subscriber base reflecting both a decrease in gross additions and an increase in the number of subscribers which are disconnecting, referred to as “churn.”

Subscriber losses and a high rate of churn adversely affect our business, financial condition and results of operations because they result in lost revenues and cash flow. Although attracting new subscribers and retention of existing subscribers are important to the financial viability of our business, there is an added focus on retention because the cost of adding a new subscriber is higher than the cost associated with retention of an existing subscriber. While we expect to incur expenses to attract new subscribers, improve subscriber retention and reduce churn, there can be no assurance that our efforts will result in new subscribers or a lower rate of subscriber churn. If we are unsuccessful in adding new customers, retaining existing customers and lowering churn, our financial condition, results of operations and liquidity could be materially adversely affected.

The loss of our largest wholesale customer, Sprint, or a decrease in its usage may result in lower revenues or higher expenses.

Sprint accounted for approximately 32% of our operating revenues for the year ended December 31, 2011. If we were to lose Sprint as a customer or if Sprint became financially unable to pay our charges, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results. Additionally, if Sprint’s financial condition should worsen in a material manner, our business would suffer material adverse consequences which could include termination or revision of our Strategic Network Alliance. Migration by Sprint of customers to non-CDMA technology could result in a decline in the usage of our network by Sprint and could cause an adverse impact on our business, financial condition and operating results.

A decline in Sprint’s subscriber base could have an adverse effect on its long-term growth, financial condition and strategic direction, which could, in turn, have an adverse effect on our wireless wholesale revenues under the Strategic Network Alliance. Additionally, if Sprint makes changes to its national plans that drives lower customer usage our wholesale revenues would be impacted.

The pricing arrangement under our Strategic Network Alliance with Sprint may fluctuate which could result in lower revenues or a decline in the historical growth of our wholesale wireless revenues.

Under the Strategic Network Alliance, our wholesale revenues are the greater of $9.0 million per month or the revenues derived based on voice and data usage by Sprint of our network priced at the applicable rates and terms for each of the services categories. Revenues from this contract exceeded the $9.0 million monthly minimum for each month of 2011. All of the rate elements generally fluctuate for the periods specified for each service under the agreement under a formula tied to a national wireless retail customer revenue yield and a national retail data revenue yield based on CDMA subscribers and their voice, 3G and EVDO usage. Sprint prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint customers. Accordingly, our wholesale revenues could decline from the 2011 monthly levels and could be reduced to the $9.0 million minimum in future periods which would impact our long term profitability. Additionally, there are automatic rate resets in the agreement, the provisions of which could, and do, come into question from time to time. There is a dispute resolution process provided in the agreement which, to date, has adequately resolved any questions that have arisen. However, there can be no assurance that any current or future disputes will be resolved to our satisfaction and it is possible that the dispute resolution process might yield a result that would potentially lower Sprint’s payment obligations in a manner that could have a material adverse effect on our business, financial condition and operating results.

The telecommunications industry is generally characterized by rapid development, introduction of new technologies, substantial regulatory changes and intense competition, any of which could cause us to suffer price reductions, customer losses, reduced operating margins and/or loss of market share.

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	rapid development and introduction of new technologies and services, such as LTE or other technologies;

•	increased competition within established markets from current and new market entrants that may provide competing or alternative services; and

•	an increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets.

We expect competition to continue to intensify as a result of possible new competitors and the development of new technologies, products and services. Some or all of these trends may cause us to spend significantly more in capital expenditures than we currently anticipate in order to keep existing, and attract new, customers. Many of our voice and data competitors, such as cable providers, wireless service providers, internet access providers, long distance carriers and other providers of communication services have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In particular, the largest wireless carriers have national networks with significantly larger footprints than us, covering substantially all of the United States population. In addition, consolidation in the wireless industry has led to the two largest providers of wireless services serving over

60% of all United States subscribers, which allows such providers the ability to dominate the wireless market though exclusive handset arrangements and restrictions on providing roaming services for other carriers, such as us, on reasonable terms. Due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities, along with additional industry consolidation, could make it more difficult to attract and retain customers, maintain operating margins and/or market share.

The wireless telecommunications industry is experiencing significant technological change, with a number of our competitors deploying next generation technologies, including but limited to 4G technologies. These technologies increasingly are focused on the provisioning of mobile data services, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services, such as robust data services, that meet customer demands. We cannot assure you that we will obtain access to new technologies, including 4G, on a timely basis or on satisfactory terms, which could have a material adverse effect on our business, financial condition and operating results. If we are unable to meet customer demand for data services, it could have a material adverse effect on our business, financial condition and operating results.

Continued deployment of next generation technology by our competition could cause the technology used on our network to become less competitive. We may not be able to respond to future changes and implement new technology on a timely basis or at an acceptable cost. To accommodate next generation of applications and streaming video speeds significantly above that of our current 3G technology will require significant technological changes to our network and additional spectrum in certain areas. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors could have a material adverse effect on our business, financial condition and results of operations.

As competition develops and technology evolves, federal and state regulation of the telecommunications industry continues to change rapidly. We anticipate that this state of regulatory flux will persist in the future, as the FCC and state regulators respond to competitive, technological, and legislative developments by modifying their existing regulations or adopting new ones. Over the past few years, there have been significant changes in the composition of the FCC. A number of recent actions indicate that the FCC will be proactive and potentially increase the regulation of wireless services. At this time, we cannot predict with any certainty the nature and extent of any such increase in regulation. Any changes in regulations applied to us or the services we offer may have an adverse effect on our business, financial condition and operating results.

Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless industries may harm our business and restrict the manner in which we operate our business. The enactment of adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, would not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict.

As technological innovations come to market, we may incur significantly higher wireless handset subsidy costs than we anticipate attracting new and upgrading existing subscribers.

As technological innovations occur, more subscribers are purchasing data-centric and smart phones. We subsidize a significant portion of the price of wireless handsets and incur sales commissions on the sale or upgrade of handsets. The cost of handsets continues to increase as features, functionality, and the number of applications they support increase. However, end user and out the door pricing have not substantially changed, resulting in higher handset subsidies. Furthermore, we generally pay more to purchase handsets than many of our national competitors who buy from manufacturers in larger volumes. If more subscribers purchase or upgrade to new wireless handsets than we project, our operating results would be adversely affected during the period of the sale or upgrade. Rapid technological changes may also result in our having to discount older handset models on a quicker basis than we originally anticipated. In addition, as the national carriers move to 4G handsets, the availability of 3G handsets may decline and our costs may increase.

If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover, our revenues could decline and our costs could increase.

Many wireless providers in the U.S. have experienced, and have sought to prevent, a high rate of customer turnover. The rate of customer turnover may be the result of several factors, including limited network coverage, network reliability issues such as blocked or dropped calls, handset selection, handset quality, inability to roam onto third-party networks at competitive rates, or at all, price competition and affordability, customer care concerns, and other competitive factors. In addition, customers could elect to switch to another carrier that has service offerings available on newer network technology. We cannot assure you that our strategies to address customer turnover will be successful. If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover or fail to replace lost customers, our revenues could decline and our costs could increase which could have a material adverse effect on our business, financial condition and operating results.

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

The loss of or inability to obtain voice and/or data roaming agreements at cost-effective rates could have an adverse impact on our performance.

The market for wireless services has increasingly required that we provide nationwide coverage to our customers, both for voice and data services. We currently rely on roaming agreements primarily with Sprint and also with other wireless carriers to provide service in areas not covered by our network. These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. If we are unable to maintain or renew these agreements, our ability to continue to provide competitive regional and nationwide wireless service to our customers could be impaired. We have encountered substantial difficulty in connection with attempting to negotiate what we believe are reasonable roaming rates for data services with a number of national carriers. We believe this is a result of the continuing consolidation that has occurred within the telecommunications industry which has resulted in substantial amounts of spectrum being amassed by a few industry participants. We believe that the rates charged by the largest carriers for voice and data roaming services are higher than the rates such carriers charge to other roaming partners and resellers, and that such carriers, due to their nationwide networks, do not have the necessary incentives to provide both voice and data roaming on reasonable terms and conditions. If we are unable to negotiate reasonable voice and data roaming rates, and in the absence of regulatory action to prevent the warehousing and effective blocking of access to the use of spectrum at reasonable roaming rates, we may be unable to provide nationwide roaming services to our customers or be unable to provide such services on a cost-effective basis. In addition, under the terms of our Strategic Network Alliance, we have favorable roaming rates with Sprint. If these roaming agreements are terminated, the roaming rates that we are charged may increase and, accordingly, our cash flow and operating results may decline. Any inability to retain or obtain such roaming agreements at cost-effective rates may limit our ability to compete effectively for subscribers, which could materially adversely affect our business, financial condition and operating results.

Our leverage could adversely affect our financial health.

As of December 31, 2011, our total outstanding debt on a consolidated basis, including capital lease obligations, was approximately $458.4 million. Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•

requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities, potentially decreasing our ability to effectively compete in our industry; and

•	because some of our borrowings have variable interest rates, exposing us to risks inherent in interest rate fluctuations which could result in higher interest expense if interest rates rise.

The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, reducing or eliminating our quarterly cash dividend, terminating or reducing the amount of our stock repurchase program, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The NTELOS Inc. senior secured credit facility limits our subsidiaries’ ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect our ability to repay our obligations under our indebtedness which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The NTELOS Inc. senior secured credit facility imposes operating and financial covenants and restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The NTELOS Inc. senior secured credit facility imposes operating and financial covenants and restrictions on our subsidiaries. These covenants and restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness;

•	restrict our subsidiaries from entering into transactions with affiliates;

•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;

•	impose financial requirements relating to the business of our subsidiaries, including leverage and interest coverage ratios;

•	require our subsidiaries to use a portion of “excess cash flow” (as defined in the agreement) to repay indebtedness if our leverage ratio exceeds specified levels; and

•	restrict our subsidiaries’ ability to pay dividends or make advances to us to grant dividends.

These covenants and restrictions could adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants and restrictions could result in a default in respect of the NTELOS Inc. senior secured credit facility. If a default occurs, our indebtedness under the NTELOS Inc. senior secured credit facility could be declared immediately due and payable which could have a material effect on our business, financial position, results of operations and cash flows.

If interest rates increase, our net income could be negatively affected.

Our substantial debt exposes us to adverse changes in interest rates. We purchased a 3% London Interbank Offered Rate (“LIBOR”) interest rate cap contract in December 2010 which prevents us from paying more than 6% on $320.0 million of our indebtedness. Therefore, this prevents us from paying more than $6.6 million of additional interest per year on $320.0 million of our secured term loan should LIBOR rates go above 3% until August 2012, the expiry date of the cap contract. We are directly exposed to changes in LIBOR on the remaining $137.3 million of our secured term loan.

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

Our total debt outstanding, including capital lease obligations, as of December 31, 2011 was $458.4 million. The aggregate scheduled maturities of such long-term debt are $4.4 million for 2012, $5.0 million in 2013 and 2014, and $447.5 million in 2015. Our ability to make payments on, or to refinance or repay, our debt, fund planned capital expenditures, pay quarterly cash dividends and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. senior secured credit facility or otherwise, in an amount sufficient to enable us to pay our debts or fund our other liquidity needs. Any failure to pay our debts or fund our liquidity needs could materially adversely affect our business, financial condition and results of operations.

If we are unable to maintain or improve our results of operations, we could face the possibility of charges for impairments of long-lived or indefinite-lived assets.

As of December 31, 2011, we had goodwill and other intangible assets of approximately $77.0 million (approximately 12% of total assets) and approximately $132.3 million of radio spectrum licenses. We test goodwill and other indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the book amount may not be recoverable. If we are unable to maintain or improve our results of operations and cash flows in some or all of our markets, a review could lead to a material impairment in our consolidated financial statements.

We may require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to build out and operate our planned networks, we may experience a material adverse effect on our business.

We require additional capital to build out and operate our wireless networks and for general working capital needs. Our aggregate capital expenditures for 2011 were $58.3 million.

Because of our intensely competitive market, we may be required, including under the terms of the Strategic Network Alliance, to expand the technical requirements of our wireless network or to build out additional areas within our territories that could result in increased capital expenditures. Any such unanticipated capital expenditures may adversely affect our business, financial condition and operating results.

Adverse economic conditions may harm our business.

Economic conditions may remain depressed for the foreseeable future. Unfavorable economic conditions, including a recession and disruptions to the credit and financial markets, could cause customers to further reduce spending. If demand for our services decreases, our revenues could be adversely affected and deactivations might increase. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could impair their ability to pay for services they have purchased. Any of the above could have a material effect on our business, financial position, results of operations and cash flows.

We are also susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide services or to which we outsource certain functions. The same economic conditions that may affect our customers could also adversely affect such vendors and third parties and lead to significant increases in prices, reduction in quality or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by such third parties could adversely affect our business, financial position, results of operations and cash flows.

The loss of our licenses could adversely affect our ability to provide wireless services.

Our wireless licenses are generally valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years. The renewal applications are subject to FCC review and potentially public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Between 2005 and 2009, we applied for and were granted renewal of all of our licenses. If we fail to file for renewal at the appropriate time or fail to meet any regulatory requirements for renewal, we could be denied a license renewal and, accordingly, our ability to provide or continue to provide service in that license area would be adversely affected.

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

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with a number of regulatory requirements, including, but limited to, Enhanced 911 (“E911”), and CALEA and the customer privacy mandates of the Customer Proprietary Network Information (“CPNI”) rules. The FCC recently has taken an expansive view with respect to the scope of its authority over wireless carriers, which may lead to increase regulation of such carriers in the future. We also must pay a variety of federal and state surcharges and fees on our gross revenues derived by interstate and intrastate services, the amount of which may be subject to review and revision in the future. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties. On January 18, 2011, new FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These new rules reflect a general consensus between the wireless industry and the public safety community. In addition, the FCC, in December 2010, adopted net neutrality rules for mobile broadband Internet providers in which such providers are required to (1) make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier’s network and (2) refrain for blocking consumers from accessing lawful websites or applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. These rules are subject to interpretation and have not been applied by the FCC or reviewed by any Court. Although we are taking steps to meet the new requirements, there can be no assurance we will be in compliance with these new rules on a timely basis at reasonable costs, or if at all.

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

The licensing of additional spectrum by the FCC, or our inability to obtain such spectrum, may adversely affect our ability to compete in providing wireless services.

The FCC, from time to time, auctions additional radio spectrum that may be suitable for services that compete, directly or indirectly, with our wireless offerings. For example, in August and September of 2006, the FCC auctioned an additional 90 MHz of radio spectrum for “Advanced Wireless Services” that can be used for services like our wireless offerings. In early 2008, the FCC conducted an auction of additional wireless service spectrum in the 700 MHz range. We participated in the 2006 auction but decided not to participate in the 2008 auction. We may participate in other future auctions in order to obtain spectrum necessary to increase the capacity of our systems or to allow us to offer new services. The opportunity to obtain spectrum is particularly important in light of the increased consumption of mobile data services by consumers. In addition, the wireless industry in general is experiencing a spectrum shortage, and there is no assurance that any spectrum will be made available by Congress or the FCC in the near term. The auction of new spectrum may adversely impact our business by creating new competitors, enhancing the ability of our existing competitors to offer services we cannot offer, requiring us to expend additional funds to acquire spectrum necessary for continued growth, or restricting our growth because we cannot acquire additional necessary spectrum. Our inability to acquire additional spectrum may hinder our ability to provide 4G services, as well as maintain the necessary capacity to provide robust data services. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements that may make it less attractive or economical for us.

The FCC’s Recent Intercarrier Compensation and Universal Service Reforms May Have a Negative Impact on Our Business

The FCC recently adopted an Order that significantly reforms the existing intercarrier compensation and universal service regimes. The revised intercarrier compensation regime includes a transition period in which the rates for the termination of non-local traffic will decrease over a transition period specified by the FCC, culminating in all traffic being exchanged at a rate of bill-and-keep, meaning that carriers will not charge each other for the exchange of traffic. The termination of local traffic exchanged between CMRS carriers and LECs will be at bill-and-keep by July 2012. It is unclear at this time what economic effect the FCC’s new intercarrier compensation regime will have on us. However, it is possible that the new regime will decrease the amount of revenue we receive for terminating calls for other carriers on our network. In addition, the FCC adopted a significant overhaul of the universal service regime. Our wireless operations have received funding from the universal service fund in a number of states. However, the FCC has revised the mechanisms, criteria and requirements for the distributions of such funds. We are unable to predict the effect such revisions will have on our business or our ability to collect universal service funds in the future, but it possible that the funds we have received in the past may decrease going forward.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

As of December 31, 2011, approximately 92% of our cell sites were installed on leased facilities, with approximately 42% of the leased facilities installed on facilities owned by two tower companies, American Tower and Crown Communications. A large portion of these cell sites are leased from a small number of large tower companies, including American Tower and Crown Communications, pursuant to license agreements, lease agreements, master lease agreements or master license agreements that govern the general terms of our use of that company’s facilities. If a license agreement, lease agreement, master lease agreement or master license agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its facilities, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of tower companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these tower companies either on terms comparable to those we have today or at all. If any of the tower companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use facilities leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

We may be required to divert a substantial part of our employees’ and management team’s time in order to satisfy our obligations to perform certain agreements relating to the spin-off of our wireline business, which could adversely affect our ability to achieve our operating objectives.

On December 7, 2010 our board of directors approved a plan to separate our wireless and wireline businesses into two publicly traded companies. This separation transaction was completed on October 31, 2011.

The Transition Services Agreement that we executed with Lumos Networks requires each party to provide certain specified services to the other party over periods that generally do not exceed twenty-four months from the date of separation. The provision of these services will require substantial amount of time by our employees and management which may divert them from other business concerns. In addition, our Chief Executive Officer currently also serves as the chief executive officer of Lumos Networks. In the event that he is required to spend an inordinate amount of time and effort on matters involving Lumos Networks, we may not be able to fully utilize his services and expertise in our business, which could materially affect our ability to achieve our desired operating results.

If we are unable to efficiently complete the separation of certain assets and operations of the wireline business as anticipated, we may incur substantial unanticipated costs which could materially affect our ability to achieve our operating objectives.

There are ongoing operational and technical matters that remain in order to completely separate certain assets and operations of the wireline business from the rest of our business. The separation plan requires us to effect the separation of certain information technology platforms and systems, at our expense, up to certain defined limits. Our expectation is to complete this part of the separation plan at costs below such limits. The separation also will require the creation and staffing of operational and corporate functional groups that are currently provided for under the Transition Services Agreement. Until the creation of these separate groups, those employees under the Transition Services Agreement will essentially fulfill the same role for two companies. We may not be able to replace these functions on a timely basis or within the existing cost parameters that we currently operate. If we are unable to efficiently execute this plan we may experience difficulties managing the company effectively or may incur additional costs and those costs may be material, either or both of which could have a material adverse effect on our business, financial condition and results of operations.

If the spin-off of Lumos Networks does not qualify as a tax-free transaction, tax could be imposed on both our stockholders and us.

In connection with the Lumos Networks spin-off, we received a private letter ruling from the Internal Revenue Service (the “IRS”) stating that the spin-off qualifies for tax-free treatment under Sections 355 and 361 of the Internal Revenue Code of 1986, as amended. In addition, we obtained an opinion of counsel from Troutman Sanders LLP that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of Lumos Networks and our business. The IRS letter ruling does not address all the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. The IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated, or if it disagrees with the conclusions in the opinion that are not covered by the IRS private letter ruling.

If the spin-off fails to qualify for tax-free treatment, we would be subject to tax on gain, if any, as if we had sold the common stock of Lumos Networks in a taxable sale for its fair market value. In addition, if the spin-off fails to qualify for tax-free treatment, each of our shareholders that received stock of Lumos Networks from us would be treated as if the shareholder had received a distribution equal to the fair market value of Lumos Network stock that was distributed to the shareholder, which generally would be taxed as a dividend to the extent of the shareholder’s pro rata share of our current and accumulated earnings and profits and then treated as a non-taxable return of capital to the extent of the shareholder’s basis in our common stock and finally as capital gain from the sale or exchange of our common stock. Furthermore, even if the spin-off were otherwise to qualify for tax-free treatment under Sections 355 and 361 of the Code, it may be taxable to us (but not to our shareholders) under Section 355(e) of the Code, if the spin-off was later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in us or Lumos Networks. For this purpose, any acquisitions of our stock or of Lumos Network’s common stock within the period beginning two years before the spin-off and ending two years after the spin-off are presumed to be part of such a plan, although we or Lumos Networks may be able to rebut that presumption.

Our historical financial information may not be indicative of our future results as a wireless only company.

The historical financial information we have included in prior filings for periods ended prior to December 31, 2011 may not reflect what our results of operations, financial condition and cash flows would have been had we been a wireless only company during the periods presented and may not be indicative of what our results of operations, financial condition and cash flows may be in the future now that we are a wireless only company. Specifically, the financial information does not reflect any inefficiencies associated with being a smaller, wireless only company, including changes in our cost structure and personnel needs. Any difficulty in successfully managing the operations of the business on a smaller, wireless only basis could materially adversely affect our business, financial condition, results of operations and liquidity.

As a smaller company, we may not enjoy the same benefits that we did when we were part of a larger organization that included the wireline business.

As a consolidated entity, our businesses were able to enjoy certain benefits from the operating diversity, purchasing power, available capital for investments and flexibility in tax planning. After the spin-off of the wireline business, we do not have similar diversity. In addition, we may not have similar purchasing power, credit rating, flexibility in tax planning or access to capital markets.

Increased reliance on indirect distribution channels

We have approximately 400 indirect distribution locations. Many of our indirect distribution outlets are not exclusive dealers, which means that these dealers may sell other third party products and services in direct competition with us. As more of our competitors use third party dealers to sell their products and services, competition for dealers intensifies and larger competitors are able to offer higher commissions and other benefits.

As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business. Additionally, a number of dealers that sell our products and services operate a significant number of separate locations. The loss of one or more of such dealers could have a material adverse impact on our business.

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

A system failure could cause delays or interruptions of service, which could cause us to lose customers.

To be successful, we must provide our customers reliable network service. Some of the risks to our network and infrastructure include:

•	physical damage to outside plant facilities including third-party network providers;

•	power surges or outages;

•	software defects;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities or severe weather; and

•	failures in operational support systems.

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

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution and distractions from our core business.

We have entered, and may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including:

•	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•

obligations imposed on us by counterparties in such transactions that limit our ability to obtain additional financing, our ability to compete in geographic areas or specific lines of business, or other aspects of our operational flexibility;

•

increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations required under the Securities Exchange Act of 1934;

•	increasing cost and complexity in the correct application of U.S. GAAP;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, and weak financial controls; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.

We may not be able to pay dividends on our common stock in the future.

Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions, the impact of the Business Separation and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. senior secured credit facility.

Our stock price has historically been volatile and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors. Events and factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly and annual operating results;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	conditions or trends in our industry or regulatory changes;

•	conditions, trends or changes in the securities marketplace, including trading volumes;

•	adverse changes in economic conditions;

•	changes in the market’s perception of our future prospects as a result of the Business Separation;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors;

•	our ability to successfully integrate recent acquisitions and realize the anticipated benefits;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in general conditions in the United States and global economy, including those resulting from war, incidents of terrorism or responses to such events;

•	loss of one or more significant customers, including Sprint;

•	sales of large blocks of our common stock;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle,” continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2011, Quadrangle beneficially owned 5,653,050 shares of our common stock, or approximately 27% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, including a representative of Quadrangle being Chairman of the Board of Directors, Quadrangle continues to have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and, as a result, may depress the market price of our stock.

Our stock price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

We have granted the Quadrangle Entities the right to require us to register their shares of our common stock, representing approximately 5.7 million shares of our common stock. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares and any other shares with tag-along registration rights may have a negative impact on the market price for our common stock.

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

Location	Property Description	Approximate Square Footage
Waynesboro, VA	Retail Store	4,000
Richmond, VA	Wireless Switch Building	4,600
Norfolk, VA	Wireless Switch Building	4,900
Waynesboro, VA	Wireless Switch Building	17,000
Clifton Forge, VA	Commercial Rental Property	15,600
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Corporate Headquarters Building	51,000

We also lease the following material properties:

•

Our Charleston, West Virginia regional operations center (wireless switching) under an Office Lease Agreement with Option to Purchase by and between Eagan Management Company and CFW Communications Company d/b/a NTELOS Inc. dated December 11, 1998. On November 1, 2011, we executed a Deed of Sublease by and between NTELOS of West Virginia Inc. (now known as Lumos Networks of West Virginia Inc.) and NTELOS Communication Inc. for approximately 3,200 square feet;

•

Our Daleville, Virginia customer care facility under a Deed of Sublease by and between NTELOS Network Inc. (now known as Lumos Networks Inc.) and NTELOS Communications Inc. dated November 1, 2011 for approximately 15,750 square feet. This Deed of Sublease is subject to a Lease Agreement by and between The Layman Family LLC and R&B Communications, Inc., dated May 1, 2000, and First Amendment to Lease Agreement, dated May 30, 2003; This Deed of Sublease is one of several reciprocal agreements related to the Business Separation;

•

Our Covington, Virginia customer care and IT facility under two separate Deed of Leases by and between NTELOS Telephone Inc. (now known as Lumos Telephone Inc.) and NTELOS Communications Inc. dated November 1, 2011 for approximately 5,850 square feet;

•	Our Richmond, Virginia regional operations center under a Deed of Lease by and between Brandywine Boulders LLC and Richmond 20MHz, LCC dated November 1, 2010;

•	Our Waynesboro, Virginia warehouse under a Lease Agreement by and between Lawrence Transportation Systems, Inc. and NTELOS Communications Inc. date January 1, 2010; and

•	Our Charleston, West Virginia warehouse under a Lease by and between Young’s Inc. and West Virginia PCS Alliance, L.C. date January 16, 2001.

Item 3. Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NTLS.” On February 27, 2012, the last reported sale price for our common stock was $23.89 per share.

The following tables set forth, for the periods indicated, the intra-day high and low prices per share of our common stock and the cash dividends declared per common share, adjusted for a 1-for-2 reverse stock split and for the Business Separation, both of which occurred following the market close on October 31, 2011. The adjusted stock prices were determined using the historical prices (pre-adjustment) multiplied by 1.39327. The factor is equal to the value of $26.50, the opening price of November 1, 2011 of NTLS common stock, divided by $19.02, the closing price on October 31, 2011 of NTLS common stock.

	2010
	Stock Price per Share		Cash
	High	Low	Dividends Declared per Common Share
First Quarter	$26.10	$22.19	$0.56
Second Quarter	$28.35	$23.49	$0.56
Third Quarter	$26.89	$22.07	$0.56
Fourth Quarter	$27.06	$23.10	$0.56

	2011
	Stock Price per Share		Cash
	High	Low	Dividends Declared per Common Share
First Quarter	$28.80	$25.13	$0.56
Second Quarter	$29.69	$25.25	$0.56
Third Quarter	$29.19	$21.55	$0.56
Fourth Quarter	$26.79	$18.61	$0.42

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from December 31, 2006 to December 31, 2011, as compared to the total return for the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2006 in our Common Stock and in each index. The calculations assume cash dividend reinvestment and reinvestment of $15.86, the opening price of Lumos Networks common stock on November 1, 2011, one share of which was distributed by the Company for each share of NTLS common stock outstanding following the 1-for-2 reverse split, all of which occurred after the market close on October 31, 2011.

Cumulative Total Stockholder Return

NTELOS, NASDAQ Stock Market

and Nasdaq Telecommunications Index

(12/31/06 - 12/31/11)

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
NTELOS Holdings Corp.	$100	$168	$144	$110	$125	$114
NASDAQ Composite Index	$100	$110	$65	$94	$110	$108
NASDAQ Telecommunications Index	$100	$109	$62	$92	$96	$84

Holders

There were approximately 100 registered holders and 5,600 beneficial holders of our common stock on February 15, 2012.

Dividends/Dividend Policy

On February 24, 2012, our board of directors declared a dividend to be paid on April 12, 2012 to common stock stockholders of record on March 14, 2012 at a rate of $0.42 per share. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. senior secured credit facility.

On October 31, 2011, we completed the spin-off of our wireline business, which was previously approved by our board of directors, through a tax-free distribution to our stockholders. We distributed one share of Lumos Networks common stock for every share of our common stock outstanding following a 1-for-2 reverse stock split that was effected following the close of business on the October 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the years ended December 31, 2011 and 2010, respectively under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million as of December 31, 2011.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data
Operating Revenues	$422,629	$406,793	$425,057	$412,423	$378,302

Operating Expenses
Cost of sales and services(2) (exclusive of items shown separately below)	143,323	135,803	142,615	139,140	127,922
Customer operations(2)	117,105	108,664	105,418	98,102	95,156
Corporate operations(2)	32,206	28,658	25,913	23,517	22,306
Depreciation and amortization	63,083	58,016	63,015	75,982	70,102
Accretion of asset retirement obligations	658	770	695	914	746

	356,375	331,911	337,656	337,655	316,232

Operating Income	66,254	74,882	87,401	74,768	62,070

Other Income (Expenses)
Interest expense	(23,380)	(24,728)	(15,922)	(17,024)	(24,520)
(Loss) gain on interest rate derivatives	(264)	(147)	2,100	(9,531)	(3,527)
Other (expense) income	(2,807)	(413)	(971)	1,402	2,953

	(26,451)	(25,288)	(14,793)	(25,153)	(25,094)

Income from Continuing Operations before Income Taxes	39,803	49,594	72,608	49,614	36,976

Income Tax Expense	16,363	20,251	26,526	20,787	17,161

Income from Continuing Operations	23,440	29,343	46,082	28,827	19,815

Discontinued Operations, net	(45,386)	16,882	18,054	16,002	12,638

Net (Loss) Income	(21,946)	46,225	64,136	44,829	32,453

Net Income Attributable to Noncontrolling Interests	(1,769)	(1,417)	(851)	—	—

Net (Loss) Income Attributable to NTELOS Holding Corp.	$(23,715)	$44,808	$63,285	$44,829	$32,453

Earnings (Loss) per Common Share Attributable to NTELOS Holdings Corp. Stockholders(3):
Income (Loss) per share – basic
Continuing operations	$1.04	$1.35	$2.15	$1.37	$0.96
Discontinued operations	$(2.18)	$0.82	$0.86	$0.76	$0.61

Total	$(1.14)	$2.17	$3.01	$2.13	$1.57

Income (Loss) per share – diluted
Continuing operations	$1.02	$1.34	$2.14	$1.36	$0.94
Discontinued operations	$(2.13)	$0.81	$0.85	$0.76	$0.60

Total	$(1.11)	$2.15	$2.99	$2.12	$1.54

Cash Dividends Declared per Share – Common Stock	$2.10	$2.24	$2.12	$1.78	$1.02

	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance Sheet Data(1):
Cash and cash equivalents	$59,950	$15,676	$51,097	$65,692	$53,467
Property and equipment, net	288,368	566,949	500,975	446,473	402,904
Total assets	627,990	1,149,445	980,546	944,301	918,488
Total debt	458,409	749,093	628,908	607,912	614,206
Stockholders’ equity attributable to NTELOS Holdings Corp.	$51,584	$179,539	$176,510	$164,643	$171,340

(1)	Prior years’ balance sheet data in this table has not been revised for discontinued operations.
(2)

We record equity-based compensation expense related to our share-based awards and the Company’s 2009 through 2011 401(k) matching contributions. The following table shows the allocation of equity-based compensation expense to cost of sales and services, customer operations and corporate operations for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

	Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Cost of sales and services	$799	$790	$425	$277	$403
Customer operations	1,067	1,023	667	458	603
Corporate operations	4,206	3,457	2,135	1,994	3,322

Equity-based compensation expense	$6,072	$5,270	$3,227	$2,729	$4,328

(3)	Earnings per common share for all periods presented have been adjusted for the October 31, 2011 1-for-2 reverse stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included herein (Item 8). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statement made by or on behalf of the Company. This section covers the current performance and outlook of the Company. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the SEC. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by applicable laws.

Overview

We are a leading regional provider of wireless communications services to consumers and businesses primarily in Virginia and West Virginia. Our primary services are wireless digital personal communications services (“PCS”).

Our PCS operations are composed of an NTELOS-branded retail subscriber business and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus, contiguous service area, and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our PCS revenues accounted for virtually all of our total revenues for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, our retail PCS business had approximately 414,500 NTELOS retail subscribers, representing a 7.0% penetration of our total covered population. As of December 31, 2011, 1,160 (approximately 86%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the years ended December 31, 2011 and 2010, we realized total wholesale revenues of $142.6 million and $115.6 million, respectively. Of these totals for the years ended December 31, 2011 and 2010, $137.0 million (32% of total revenue) and $110.3 million, respectively, related to the Strategic Network Alliance. Following a contractual travel data rate reset on July 1, 2009, our monthly calculated revenue from Sprint under this contract fell below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from the July 2009 travel data rate reset through September 30, 2010. Revenues from this contract exceeded the monthly minimum during the fourth quarter of 2010 and during all of 2011 due to the growth of Sprint’s subscribers in our territory and increased data usage driven in part by an increased penetration of smartphones. If Sprint were to lose subscribers in our territory or take steps, such as throttling data usage or changing its data pricing structure, our revenue could be negatively impacted. In addition, there are automatic rate resets in the agreement, the provisions of which could, and do, come into question from time to time. In the event we believe any rate resets to be erroneous, we may dispute such resets in accordance with the procedures set forth in the agreement. We have disputed the data rate resets for the fourth quarter of 2011, which remain unresolved as of December 31, 2011. The final outcome of this unresolved disputed item is unknown at this time; however, the Company does not believe that the final outcome will have a significant impact on the Company’s consolidated financial statements.

Revenues from our NTELOS-branded retail business have declined each of the past two years driven by declines in both the number of subscribers served and the average monthly revenue per handset/unit in service (“ARPU”). Gross additions in 2012 are expected to continue to be negatively impacted by the weak economic environment and the relative attractiveness of our competitors’ phones, pricing plans, coverage and technology offerings. At the same time, these competitive factors could continue to cause our churn to remain high and may make it difficult for us to add net subscribers in 2012. These same competitive and economic factors may also continue to put downward pressure on our ARPU into 2012.

To increase gross additions and to better serve and retain our customers, we are focused on refining our distribution strategy with respect to both prepay and postpay sales. We continued expansion of our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. During 2011 we also made significant improvements to our direct distribution channel with changes in the number of stores, store locations and upgrades to our stores in appearance and customer service functionality. We believe these changes will improve our postpay sales and also bolster prepay sales productivity.

Similar to other wireless competitors, we have also increased focus on data services, including smartphone and data card devices. The percentage of sales of smartphones and data cards increased to approximately 52% of total postpay sales during 2011, as compared to approximately 19% in 2010. In April 2011, we revised our postpay rate plan offerings to include two unlimited smartphones for $99.98. These plans, which represented 65% of total postpay adds since April, are expected to favorably impact deactivation rates in 2012.

We continue to face risks to our competitive “value” position in the postpay market through reduced price nationwide unlimited voice plans, text and data plans by competitors such as AT&T, Verizon Wireless, Sprint, T-Mobile and US Cellular. We expect postpay competition to continue to be intense as the market exceeds 100% saturation and carriers focus on taking market share from competitors. We also expect the increased competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. Competition in the wireless prepay market has continued to evolve. A number of large wireless competitors, including Boost and Virgin Mobile (operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Page Plus, have been actively competing in the prepaid market over the last three years. Many of these competitors have access to big box retailers and convenience stores that are unavailable to us. Pricing competition in the prepaid market continues to intensify, as the price for unlimited voice, text and data drops below $50. To remain competitive with our prepaid product offerings, we offer the FRAWG Wireless product. FRAWG Wireless is a simple, low cost service that has a minimum number of plans, offers attractive features and provides regional or national unlimited coverage. This “no contract” offer requires a higher retail price on the handset in exchange for a variety of plans featuring competitive price points. Acquisition costs are substantially lower than postpay with a reduced handset subsidy and lower selling and advertising costs. In February 2011, we repriced FRAWG Wireless plans to include all taxes and fees in the base price of our plans to improve the customer experience through simplicity. In June 2011, we refined our prepaid strategic focus to target the higher end of the prepaid market, by offering unlimited talk, text and data for $45.

ARPU Discussion

To supplement our financial statements presented under generally accepted accounting principles (“GAAP”) throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a wireless telecommunications industry metric that measures service revenues per period divided by the weighted average number of handsets in service during that period. ARPU as defined below may not be similar to ARPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our wireless rate plans and service offerings and our performance in attracting and retaining high-value customers.

The table below provides a reconciliation of operating revenue to subscriber revenues used to calculate average monthly ARPU for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands, other than average monthly ARPU data)	2011	2010	2009
Operating revenues	$422,629	$406,793	$425,057
Less: equipment revenues from sales to new customers	(9,091)	(8,233)	(6,379)
Less: equipment revenues from sales to existing customers	(17,793)	(14,893)	(18,453)
Less: wholesale, other & adjustments	(143,477)	(116,575)	(119,219)

Retail subscriber revenues	$252,268	$267,092	$281,006

Average number of subscribers	422,256	437,735	440,207
Total average monthly ARPU	$49.79	$50.85	$53.20

Retail subscriber revenues	$252,268	$267,092	$281,006
Less: voice and other features revenues	(171,882)	(203,657)	(232,271)

Retail subscriber data revenues	$80,386	$63,435	$48,735

Average number of subscribers	422,256	437,735	440,207
Total data average monthly ARPU	$15.86	$12.08	$9.23

ARPU declined each of the past two years reflecting a drop in voice APRU, partially offset with an increase in data ARPU. Voice ARPU may continue to decline in 2012 due to competitive pressures and economic conditions. However, we anticipate data ARPU will continue to grow and offset a substantial portion of the decline in voice ARPU. Our wireless network upgrade to EV-DO and increased sales of data driven devices such as smartphones has helped increase retail data ARPU by $3.78 for the year ended December 31, 2011 over the year ended December 31, 2010.

Operating Revenues

Our revenues are generated from the following categories:

•	retail revenue, consisting of subscriber revenues from network access, data services, feature services and equipment revenues; and

•

wholesale and other revenues; primarily wholesale revenue from the Strategic Network Alliance and roaming revenue from other carriers. Our wholesale revenues derived from the Strategic Network Alliance are primarily from voice and data usage by Sprint and Sprint affiliate customers who live in the Strategic Network Alliance service area (“home subscribers”) and those customers of Sprint who use our network for voice and data services while traveling through the Strategic Network Alliance service area (“travel subscribers”). Other revenues related to paging and revenue from leasing excess building space.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of sales and services, including digital PCS handset equipment costs which, in keeping with industry practice, particularly with handsets sold with service contracts, we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers, leased facility expenses for connection to other carriers networks, cell sites and switch locations and engineering and repairs and maintenance expenses related to property, plant and equipment;

•	customer operations expenses, including marketing, product management, product advertising, selling, billing, customer care, directory services, customer retention and bad debt expenses;

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in fair value of our interest rate cap and our former interest rate swap instrument, which was terminated during the August 2009 refinancing, and other income (expense), which includes interest income and fees and expenses related to senior secured credit facility amendments which do not result in a material change to terms (and are therefore not deferred).

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Discontinued Operations, net

Discontinued operations reflect the results of our former wireline segment for the full years of 2009 and 2010 and the year to date period through October 31, 2011, the date of the Lumos Networks spin-off. Additional information regarding our discontinued operations can be found in Note 2 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

Our Virginia PCS Alliance, L.C., or the VA Alliance, that provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% non-controlling interest.

The VA Alliance incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with the noncontrolling interest adoption requirements (FASB ASC 810-10-45-21), which we adopted on January 1, 2009, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the years ended December 31, 2011 or 2010. The VA Alliance made capital distributions to the minority owners of $1.5 million, $1.4 million and $1.2 million during each of the years ended December 31, 2011, 2010 and 2009.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Operating revenues increased $15.8 million, or 3.9%, from 2010 to 2011. This increase was driven by a $27.0 million increase in wholesale and other revenues, partially offset by a $11.2 million decline in retail revenues.

Operating income decreased $5.9 million, or 11.5%, from 2010 due to an increase in operating expenses of $24.5 million, or 7.4%, partially offset by the increased revenue discussed above. The increase in operating expenses was due principally to increases in the cost of sales and service and customer operations expenses. Corporate operations and depreciation expenses also increased.

Net income attributable to NTELOS Holdings Corp. decreased $68.5 million from 2010 to 2011. Other expenses (net of other income) increased by $1.2 million primarily relating to $1.6 of corporate financing fees. Income tax expense decreased $3.9 million. Net income attributable to discontinued operations decreased $62.3 million from 2010 to 2011 largely related to an asset impairment charge of $65.7 million, net of tax.

OPERATING REVENUES

The following table identifies our operating revenues for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
Operating Revenues	2011	2010	$ Variance	% Variance
(dollars in thousands)

Retail Revenue	$278,148	$289,319	$(11,171)	(3.9)%
Wholesale and Other Revenue	144,481	117,474	27,007	23.0%

Total Operating Revenues	$422,629	$406,793	$15,836	3.9%

REVENUES—Operating revenues increased by $15.8 million driven by a $27.0 million, or 23.0%, increase in wholesale and other revenue partially offset by a $11.2 million decrease in our retail revenue. The decrease in retail revenue of $11.2 million consisted of a $14.9 million decrease in subscriber revenues partially offset by a $3.7 million, or 16.2%, increase in equipment revenues.

Retail Revenue

Subscriber service revenues reflected a net subscriber loss of approximately 15,500 subscribers, or 3.5%, from an average of approximately 437,700 subscribers during 2010 to an average of approximately 422,200 subscribers during 2011. During the second half of 2011, we introduced several initiatives to increase subscriber net additions, including improved targeting of high value, long term customers; as a result, net subscriber losses were less than 500 in the fourth quarter of 2011.

Voice and other feature revenues, excluding data revenues, were lower in 2011 than in 2010 by $32.2 million due to a number of factors, including the decrease in the subscriber base and a 12.3% decline in ARPU for these services due to competitive pricing reductions and economic conditions. Partially offsetting the decrease in voice revenue was an increase in data revenue of $17.6 million compared to 2010. Underlying this 21.7% growth in data revenue was the technology upgrade to EV-DO and an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to a near tripling of the customer base with smartphones, from 11.5% as of December 31, 2010, to 32.4% as of December 31, 2011.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased $26.7 million, or 24%, from 2010. This increase reflects increased data usage, measured in Megabytes, which grew 250% year over year, as the use of smartphones and data devices proliferated as well as an increase in Sprint subscribers in our territory. Following a travel data rate reset in mid 2009, monthly revenue from Sprint was billed at the $9.0 million minimum through September 30, 2010. However, calculated revenues from the Strategic Network Alliance continued to increase with significant usage growth and began to exceed the $9.0 million monthly minimum in October 2010. Roaming revenues from carriers other than Sprint increased $0.3 million in 2011 versus 2010.

OPERATING EXPENSES

The following table identifies our total operating expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
Operating Expenses	2011	2010	$ Variance	%Variance
(dollars in thousands)
Cost of sales and services	$143,323	$135,803	$7,520	5.5%
Customer operations	117,105	108,664	8,441	7.8%
Corporate operations	32,206	28,658	3,548	12.3%
Depreciation and amortization	63,083	58,016	5,067	8.7%
Accretion of asset retirement obligations	658	770	(112)	(14.5%)

Total operating expenses	$356,375	$331,911	$24,464	7.4%

OPERATING EXPENSES—Operating expenses increased in 2011 by $24.5 million, or 7.4%, to $356.4 million. This increase reflected increased cost of sales and services tied to higher equipment costs and higher network costs, coupled with higher customer operations costs tied to higher retention, bad debt and advertising expenses. In addition, we incurred higher corporate costs primarily related to the business separation and higher depreciation charges as we continue to invest in the network and support infrastructure.

COST OF SALES AND SERVICES—Cost of sales and services increased $7.5 million, or 5.5%, from 2010 to 2011. This increase was primarily due to a $5.8 million increase in equipment costs reflecting a mix of higher cost devices sold. Smartphones and data devices represented 52% and 19% of sales in 2011 and 2010, respectively. Given the continued increase in smartphone penetration and the introduction of more technologically advanced and expensive handsets, we expect handset costs to continue to rise in 2012. The increase in cost of sales and services also reflected an increase in cell site and network access costs of $3.8 million over 2010 primarily related to an increase in the number of cell sites as of December 31, 2011 and additional access connectivity to support high-speed data over the EV-DO network and increased data usage. We expect that these network costs will continue to increase in 2012 as we continue to build new cell sites and increase our network capacity to handle the continued increase in data traffic. These increased costs in 2011 were partially offset by a decrease in roaming costs of $1.3 million as a result of in-network roaming savings associated with continued cell site expansion and the ability to direct more traffic to our lowest cost partners.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $8.4 million, or 7.8%, from 2010 to 2011. Retention costs increased $2.3 million, driven by customer retention credits and increased costs for device exchanges and upgrades to higher cost smartphones. Third party agent commissions increased $1.3 million due to an increase in sales through this channel and higher payouts for promotional plans and data features. As part of our promotional efforts to reduce churn, we may continue to incur higher handset subsidies, rebates, commissions and other retention expenses for existing customers in 2012. Bad debt expense increased $1.7 million as more subscriber accounts were disconnected for non-payment during 2011 and the average unpaid balance increased. Marketing expenses increased $1.4 million in 2011, driven by increased television advertising to promote brand recognition and awareness.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $3.5 million, or 12.3%, from 2010 to 2011 due to an increase of $6.6 million in business separation charges. Corporate operations expense in 2010 included $2.8 million of restructuring charges. An increase of $0.9 million in non-cash compensation expense tied to equity based compensation and the Company’s 401k match was more than offset by a $0.9 million and $0.8 million reduction in discretionary bonuses and professional fees, respectively.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $5.1 million, or 8.7%, from 2010 to 2011. This increase was primarily attributable to accelerated depreciation on network equipment that was identified for replacement earlier than expected, a reduction in the useful life of certain network equipment and changes in network advancement plans.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge decreased slightly from 2010 to 2011.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $1.3 million, or 5.3%, from 2010 due primarily to the repricing amendment on the Senior Secured Credit Facility on March 14, 2011. The repricing reduced the rate from LIBOR (with a 2% floor) plus 3.75% to LIBOR (with a 1% floor) plus 3%. Interest expense on $283.0 million of the senior secured credit facility was classified in discontinued operations for all periods presented. This classification was required as this amount represents the required pay down of the credit facility on the date of the Business Separation.

We entered into an interest rate cap instrument in fourth quarter 2010 and recognized a loss of $0.3 million in 2011 due to the change in market value from 2010. Additionally, corporate financing fees increased $1.6 million due primarily to the $1.5 million of deferred financing costs written off in connection with the payment on the senior credit facility at the time of business separation on October 31, 2011.

Other expense totaled $1.2 million for 2011, representing a $0.8 million, or 200%, increase from 2010 primarily due to the write off of $1.3 million in original financing costs and discounts associated with March 2011 repricing amendment.

INCOME TAXES

Income tax expense for 2011 was $16.4 million with an effective tax rate of 41.1%, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, noncontrolling interests, and other non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For 2012, the amounts of these charges for equity-based awards outstanding as of December 31, 2011, and other non-deductible compensation are expected to be $0.1 million and $0.2 million, respectively. Income taxes for 2010 were $20.3 million with an effective rate of 40.8%.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of December 31, 2011. In addition, the Company realized an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $8.8 million (as adjusted for the Business Separation). Based on the IRC 382 Limit, the Company expects that approximately $130.4 million of these prior year NOLs will be available for use to the Company as follows: $18.0 million in 2012 (with $9.1 million anticipated carryover from 2011), $8.9 million per year in 2013 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Year ended December 31, 2010 compared to year ended December 31, 2009

Operating revenues decreased $18.3 million, or 4.3%, from 2009 to 2010. This decrease was driven by a decrease in retail revenues of $15.7 million, or 5.1%, and a decline in wholesale and other revenues.

Operating income from continuing operations decreased $12.5 million, or 14.3%, from 2009 due to the decline in revenue discussed above partially offset by a decrease in operating expenses of $5.8 million, or 1.7%. The decrease in operating expenses is due to decreases in cost of sales and services and depreciation expense. These decreases were partially offset by increases in customer and corporate operations expenses, as discussed below.

Net income attributable to NTELOS Holdings Corp. decreased $18.5 million, or 29.2%, from 2009 to 2010. In addition to the $12.5 million decrease in operating income, other expenses (net of other income), increased by $11.0 million primarily relating to a $9.2 million increase in interest expense due to the August 2009 refinancing and the $125.0 million incremental term loan borrowing in August 2010, as discussed further under other income (expenses) below, $2.3 million related to the reversal of a prior year favorable change in interest rate swap value and partially offset by lower other expense of $0.5 million. Additionally, net income was favorably impacted by a $6.3 million decrease in income tax expense partially offset by lower net income from discontinued operations of $1.1 million and increased minority interest $0.6 million.

OPERATING REVENUES

The following table identifies our external operating revenues for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Operating Revenues	2010	2009	$ Variance	% Variance
(dollars in thousands)

Retail Revenue	$289,319	$305,023	$(15,704)	(5.1)%
Wholesale and Other Revenue	117,474	120,034	(2,560)	(2.1)%

Total Operating Revenues	$406,793	$425,057	$(18,264)	(4.3)%

REVENUES—Operating revenues decreased $18.3 million from 2009 to 2010 due to a $15.7 million, or 5.1%, decrease in our retail revenue and a $2.6 million, or 2.1%, decrease in wholesale and other revenues.

Retail Revenues

Subscriber revenues reflected a drop in the average number of subscribers served of approximately 2,500 from approximately 440,207 in 2009 compared to approximately 437,700 subscribers in 2010. During the third quarter of 2010, we introduced several initiatives to increase postpay subscriber additions; as a result, postpay subscriber net additions were over 3,400 in the second half of 2010, ending 2010 with a net postpay subscriber loss of less than 700. Conversely, we experienced net prepay subscriber losses in each of the last three quarters of 2010, ending 2010 with a net prepay subscriber loss of over 5,400.

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

In response to competitive conditions, we launched the FRAWG Unlimited Wireless product in the Richmond and Hampton Roads, Virginia markets late in the second quarter of 2009 and in all of our remaining markets during 2010. FRAWG provides prepay wireless options at lower, competitive price points (along with reduced subsidy and sales costs to us). For 2010, FRAWG accounted for approximately 74% of prepay gross subscriber additions as compared to approximately 41% in the prior year which has contributed to lower ARPU levels than the traditionally higher ARPU prepay rate plans, albeit at a lower net subsidy cost and lower deactivations. Prepay sales in total have declined in the second, third and fourth quarters of 2010 as compared to the prior year comparative periods.

Wholesale Revenues

Wholesale revenues from the Strategic Network Alliance decreased $2.5 million, or 2.2%, from 2009, which is reflective of data usage which was billable at substantially higher contractual preset rates in 2009 until the July 1, 2009 contractual travel data rate reset. Following the travel data rate reset, our monthly calculated revenue from Sprint was below the $9.0 million minimum and thus we billed and recognized revenue at the $9.0 million minimum stipulated in the contract from July 1, 2009 through September 30, 2010. However, calculated revenues from the Strategic Network Alliance continued to grow with significant usage growth and began to exceed the $9.0 million monthly minimum in October 2010. Roaming revenues from other carriers decreased $0.1 million from 2009.

OPERATING EXPENSES

The following table identifies our total operating expenses for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Operating Expenses	2010	2009	$ Variance	%Variance
(dollars in thousands)
Cost of sales and services	$135,803	$142,615	(6,812)	(4.8)%
Customer operations	108,664	105,418	3,246	3.1%
Corporate operations	28,658	25,913	2,745	10.6%
Depreciation and amortization	58,016	63,015	(4,999)	(7.9%)
Accretion of asset retirement obligations	770	695	75	10.8%

Total operating expenses	$331,911	$337,656	$(5,745)	(1.7)%

OPERATING EXPENSES—Operating expenses decreased from 2009 to 2010 by $5.7 million, to $331.9 million. This decrease was driven primarily by lower depreciation and amortization. The decrease in cost of sales and services largely related to an expense reclassification to customer operations, as discussed below.

COST OF SALES AND SERVICES—Cost of sales and services decreased $6.8 million, or 4.8%, from 2009 to 2010. The cost of sales and services decrease 2009 was primarily due to a $12.5 million decrease in COS largely related to the expense classification change from equipment COS to retention expense which reduced equipment COS by $5.8 million (see customer operations). The remainder of the decrease in COS was primarily driven by a decrease in roaming costs of $1.5 million as a result of in-network roaming savings associated with continued cell site expansion and lower roaming rates from our roaming partners, a $3.7 million decrease in data COS primarily driven by favorable rate reductions, a $0.7 million decrease in features COS, $0.5 million decrease in toll COS and other of $0.3 million.

The decrease in COS and other expense was partially offset by a number of items. Cell site and network access expenses increased $3.5 million and $0.9 million, respectively over 2009 related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers, and related to a 5.2% increase in the number of cell sites as of December 31, 2010 over December 31, 2009. In 2010, we invested capital for network efficiency improvements which partially offset the increases in cell site and network expenses noted above. Additional areas of increase include employee bonuses, repairs & maintenance, utilities, non cash compensation, which collectively increased $2.5 million.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $3.2 million, or 3.1%, from 2009 to 2010. Retention costs increased $7.6 million, of which $6.7 million relates to a reclassification of handset returns and exchanges. Third party agent commissions increased $1.4 million due to an increase in sales through this channel. Direct channel commissions decreased $1.0 million due primarily to volume. Accruals for the Company’s annual discretionary cash bonus increased $1.0 million over 2009 and equity-based compensation expense increased $0.3 million related to an increase in equity awards for employees of the Company during 2010 and miscellaneous other expenses collectively increased $0.8 million. Partially offsetting these net increases were decreases in bad debt expense of $4.2 million and other compensation and benefits reductions of $2.7 million, principally related to pension and other benefit plans.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $2.7 million, or 10.6%, from 2009 to 2010. Results for 2010 include a $1.3 million increase in restructuring fees and a $0.3 million in business separation costs related to our planned spin-off of our wireline business. The increase over 2009 is also attributable to a $0.3 million increase in accruals for the company’s annual discretionary cash bonus and a $1.3 million increase in equity-based compensation expense. Other notable increases include license, fees and royalties and recruitment & hiring, which collectively increased $0.6 million. These increases were partially offset by decreases in salaries & wages, capitalized interest and other expense, which collectively decreased by $1.1 million.

ACQUISITION RELATED CHARGES—2010 costs relate to a significant wireline acquisition.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $5.0 million, or 7.9%, from 2009 to 2010. This decrease is primarily attributable to a decrease in accelerated depreciation of $3.9 million related to 3G-1xRTT and other equipment scheduled to be replaced earlier than originally anticipated in connection with the EV-DO upgrade, covering approximately 83% of total cell sites as of December 31, 2010, which was completed by June 30, 2009.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This charge increased modestly from 2009 to 2010.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments increased $8.8 million, or 55.3%, from 2009 due primarily to the refinancing of our senior credit facility on August 7, 2009. Upon refinancing, the senior credit facility was increased by over $30 million and the interest rate increased to 5.75% as compared to the weighted average blended rate in 2009 of 4.8%. Interest expense also increased due to the additional borrowing of $125 million on August 2, 2010 under the existing senior credit facility, the proceeds of which were used to fund an acquisition for our discontinued operations. Interest expense on $283.0 million of the senior credit facility was classified in discontinued operations for all periods presented. This classification was required as this amount represents the required pay down of the senior credit facility on the date of the Business Separation.

We recorded a gain from the change in the fair value of the interest rate swap instrument in 2009 of $2.1 million. In August 2009, NTELOS Inc. terminated this interest rate swap agreement. We entered into an interest rate cap instrument in fourth quarter 2010 and recognized a $0.1 million loss due to the change in market value from the date of purchase to December 31, 2010.

Other income (expenses) decreased $0.5 million from net expense of $0.9 million for the year ended December 31, 2009 to net expense of $0.4 million for the year ended December 31, 2010. For 2010, other income (expense) primarily includes expenses of $0.7 million related to amendments of our credit facility to accommodate terms and conditions associated with federal broadband stimulus grants we received in 2010, as discussed below in Liquidity and Capital Resources. Other income (expenses) for 2009 primarily includes expenses of $0.8 million related to the write-off of deferred fees associated with our prior senior secured credit facility which was paid in full in connection with the August 2009 refinancing noted above.

INCOME TAXES

Income tax expense for 2010 was $20.3 million with an effective rate of 40.8%, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, noncontrolling interests, and other non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. Income taxes for 2009 were $26.5 million with an effective rate of 36.5%.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2010 and 2011. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (Unaudited) (In thousands, except per share amounts)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Operating Revenues	$105,996	$107,404	$104,348	$104,881	$102,483	$100,465	$99,708	$104,137

Operating Expenses
Operating expenses, before depreciation and amortization, accretion of asset retirement obligations, equity-based compensation charges, acquisition related charges and Business Separation charges	71,997	68,711	69,437	69,429	68,446	65,033	62,736	68,473
Depreciation and amortization	17,589	16,098	15,008	14,388	15,015	14,353	14,483	14,165
Accretion of asset retirement obligations	156	175	162	165	188	199	194	189
Equity-based compensation	1,225	1,611	1,577	1,659	1,426	1,360	1,373	1,111
Acquisition related charges	(41)	(24)	38	27	1,987	828	—	—
Business Separation charges	1,640	3,399	875	1,074	352	—	—	—

Total Operating Expenses	92,566	89,970	87,097	86,742	87,414	81,773	78,786	83,938

Operating Income	13,430	17,434	17,251	18,139	15,069	18,692	20,922	20,199

Other Income (Expenses)
Interest expense	(5,463)	(5,509)	(5,464)	(6,945)	(6,766)	(6,907)	(5,499)	(5,556)
(Loss) gain on interest rate derivatives	(31)	18	(103)	(148)	(147)	—	—	—
Other income (expense)	(1,143)	(41)	(75)	(1,548)	208	(648)	(41)	61

	(6,637)	(5,532)	(5,642)	(8,641)	(6,705)	(7,555)	(5,540)	(5,488)

Income from Continuing Operations before Income Taxes	6,793	11,902	11,609	9,498	8,364	11,137	15,382	14,711
Income Tax Expense	2,072	4,969	5,311	4,011	3,065	4,907	6,143	6,136

Income from Continuing Operations	4,721	6,933	6,298	5,487	5,299	6,230	9,239	8,575

Discontinued Operations, net	(64,812)	6,813	6,901	5,712	3,717	4,948	4,071	4,146

Net (Loss) Income	(60,091)	13,746	13,199	11,199	9,016	11,178	13,310	12,721

Net Income Attributable to Noncontrolling Interests	(447)	(481)	(431)	(410)	(363)	(354)	(488)	(212)

Net (Loss) Income Attributable to NTELOS Holdings Corp.	$(60,538)	$13,265	$12,768	$10,789	$8,653	$10,824	$12,822	$12,509

Basic and Diluted Earnings (Loss) per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic – Continuing Operations	$0.21	$0.31	$0.28	$0.24	$0.23	$0.28	$0.42	$0.39
Income (Loss) per share – basic – Discontinued Operations	$(3.12)	$0.33	$0.33	$0.28	$0.18	$0.23	$0.19	$0.20
Total	$(2.91)	$0.64	$0.61	$0.52	$0.41	$0.51	$0.61	$0.59
Income per share – diluted – Continuing Operations	$0.20	$0.31	$0.28	$0.24	$0.23	$0.28	$0.41	$0.39
Income (Loss) per share – diluted – Discontinued Operations	$(3.06)	$0.33	$0.33	$0.28	$0.18	$0.23	$0.19	$0.20
Total	$(2.86)	$0.64	$0.61	$0.52	$0.41	$0.51	$0.60	$0.59
Weighted average shares outstanding – basic	20,817	20,682	20,656	20,608	20,878	21,080	21,086	21,077
Weighted average shares outstanding – diluted	21,187	20,874	20,843	20,770	21,004	21,207	21,224	21,165

Cash Dividends Declared per Share – Common Stock	$0.42	$0.56	$0.56	$0.56	$0.56	$0.56	$0.56	$0.56

Liquidity and Capital Resources

For the years ended December 31, 2011 and 2010, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from our business will continue to fund our working capital requirements, capital expenditures, interest cost, stock repurchases through our repurchase plan (if any), cash dividends and required debt principal payments prior to maturity.

As of December 31, 2011, we had $525.5 million in aggregate long term liabilities, consisting of $458.4 million in outstanding long-term debt (including a current portion of $4.4 million and net of a $3.5 million discount) and approximately $67.1 million in other long-term liabilities. Our NTELOS Inc. senior secured credit facility also includes an undrawn revolving credit facility of $35.0 million, all of which is available for our working capital requirements and other general corporate purposes.

In addition to the long-term debt from the NTELOS senior secured credit facility, we also enter into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. At December 31, 2011, the net present value of these future minimum lease payments was $1.1 million. The aggregate maturities of long-term debt outstanding at December 31, 2011, excluding capital lease obligations, based on the contractual terms of the instruments, after giving effect to the $283.0 million repayment associated with the Business Separation, are $4.0 million in 2012, $4.7 million per year in 2013 and 2014 and $446.7 million in 2015. We are a holding company that does not have material operations of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. senior secured credit facility and under the restrictive payments basket therein. In connection with the Business Separation, the restricted payments basket was reset at $25.0 million. The restricted payments basket was increased by $8.8 million relating to excess cash flow for the third quarter of 2011, as determined pursuant to the terms of the NTELOS senior secured credit facility. As a result, the restricted payments basket was $33.8 million as of December 31, 2011. Going forward, the basket is automatically increased by $6.5 million on the first day of each quarter plus, on the date that the Company files its financial statements, an additional amount tied to excess cash flow, if any, for the reported quarter. The restricted payments basket is decreased by any actual dividend or other restricted payments in accordance with the terms of the NTELOS senior secured credit facility.

Under the senior secured credit facility, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of December 31, 2011, we are in compliance with all of our debt covenants, and our ratios at December 31, 2011 are as follows:

	Actual	Covenant Requirement at December 31, 2011
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.40	Not more than 4.00
Minimum interest coverage ratio	6.37	Not less than 3.00

During the year ended December 31, 2011, net cash provided by operating activities was approximately $116.0 million. Net loss during this period was $21.9 million, which was driven by a $45.4 million loss from our discontinued operations. Thus net income from continuing operations was $23.4 million. We recognized $95.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $2.8 million of cash. The principal changes in operating assets and liabilities from December 31, 2010 to December 31, 2011 were as follows: changes in income taxes generated $11.3 million of cash year over year; offsetting the favorable cash from taxes includes the following: accounts receivable increased by $0.8 million primarily due to the wireless wholesale receivables growth in revenue and timing of payments ; inventories and supplies increased $0.5 million; other current assets increased $2.1 million related to increases in prepaid maintenance contract and rents; accounts payable decreased $1.0 million; other current liabilities decreased $4.8 million and retirement benefit payments, net of contributions, amounted to $4.9 million in 2011. Discontinued operations generated $63.9 million of cash.

During the year ended December 31, 2010, net cash provided by operating activities from continuing operations was approximately $103.1 million. Net income from continuing operations during this period was $29.3 million and we recognized $90.3 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $16.6 million. The principal changes in operating assets and liabilities from December 31, 2009 to December 31, 2010 were as follows: accounts receivable increased by $4.1 million primarily due to the wireless wholesale receivables growth in revenue and timing of payments; inventories and supplies decreased $3.8 million driven by initiatives to reduce inventory during 2010 as well as reduced lead times on handsets; other current assets increased $0.5 million related to increases in prepaid maintenance contract and rents; changes in income taxes used $6.9 million of cash due to net estimated tax payments which, due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter estimated tax payment, resulted in a $11.0 million receivable at December 31, 2010; accounts payable decreased $6.2 million; and other current liabilities increased $6.2 million primarily related to accrued compensation, accrued interest and rebate and professional services accruals. Retirement benefit payments for 2010 were approximately $8.9 million. Discontinued operations generated $55.4 million of cash.

During the year ended December 31, 2009, net cash provided by operating activities from continuing operations was approximately $140.6 million. Net income from continuing operations during this period was $46.1 million. We recognized $106.0 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $11.5 million. The principal changes in operating assets and liabilities from December 31, 2008 to December 31, 2009 were as follows: accounts receivable decreased by $1.5 million primarily due to an increase in the allowance for doubtful accounts; inventories and supplies decreased $0.2 million; other current assets increased $0.3 million; changes in income taxes totaled $0.1 million; accounts payable decreased $1.3 million; and other current liabilities decreased $2.3 million primarily related to incentive plan bonus accrual at December 31, 2008. Retirement benefit payments for 2009 were approximately $9.4 million which includes a $9.0 million pension plan funding. Discontinued operations generated $43.3 million of cash.

Our cash flows provided by investing activities for the year ended December 31, 2011 were approximately $257.1 million. The primary driver was $315.0 million of cash received from Lumos Networks upon consumption of the business separation. Additionally, we received $2.5 million in government reimbursements and $0.9 million of cash released from restriction. Partially offsetting the cash inflow was a $3.1 million increase in receivable from RUS grant and $58.3 million that was used for the purchase of property and equipment. As we have added to the capacity, coverage and quality of our network, we have incurred significant capital expenditures to date. We expect to spend between $65.0 million and $75.0 million for capital expenditures in 2012. In the future we may decide to further increase our cell site expansion, expand our network capacity and deploy more advanced technologies, any or all of which may increase our anticipated capital expenditures and operating expenses beyond our current plans.

Our cash flows used in investing activities for the year ended December 31, 2010 were approximately $53.1 million of which $52.4 million was used for purchases of property, plant and equipment. The purchases of property, plant and equipment focused on three areas (i) continued network coverage expansion and enhancements within our coverage area (ii) expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance and (iii) expenditures to support our existing networks and other business needs. Our cash flows used in investing activities for 2010 also included $1.1 million in pledged deposits for a Rural Utilities Service (“RUS”) grant. Discontinued operations used $162.9 million for investing activities, primarily to fund an acquisition.

Our cash flows used in investing activities for year ended December 31, 2009 were approximately $70.6 million all of which was used for the purchase of property and equipment comprised of (i) incremental capital expenditures related to our network upgrade to EV-DO (ii) continued network coverage expansion and enhancements within our coverage area (iii) expenditures for additional capacity to support our projected growth in our NTELOS-branded subscribers and (iv) increased voice and data usage by existing subscribers and growth in voice and data usage under the Strategic Network Alliance, and to support our existing networks and other business needs. Net cash used in investing activities of discontinued operations amounted to $64.0 million in 2009.

Our capital expenditures will be primarily for additional capacity needs, continued network coverage expansion, coverage enhancements within our coverage area, and more advanced technologies deployment. Finally, we continue to make additional investments in our information technology systems in support of growth and new service offerings and applications.

Net cash used by financing activities for the year ended December 31, 2011 aggregated $340.9 million, which primarily represents the following:

•	$1.6 million in debt repricing amendment costs;

•	$290.6 million repayments on our NTELOS Inc. senior secured credit facility;

•	$47.2 million used for common stock cash dividends ($2.24 per share in the aggregate) paid on January 14, 2011, April 14, 2011, July 14, 2011 and October 12, 2011;

•	$1.5 million used for capital distributions to noncontrolling interests; and

Net cash provided by financing activities from discontinued operations for the year ended December 31, 2011 amounted to $21.1 million. However, at separation Lumos Networks received $19.9 million.

Net cash provided by financing activities from continuing operations for the year ended December 31, 2010 aggregated $70.7 million, which primarily represents the following:

•	$124.7 million proceeds from the issuance of long-term debt, net of original issue discount;

•	$0.6 million in debt issuance costs;

•	$7.0 million repayments on our NTELOS Inc. senior secured credit facility;

•	$46.6 million used for common stock cash dividends ($2.24 per share in the aggregate) paid on January 12, 2010, April 12, 2010, July 14, 2010 and October 14, 2010;

•	$1.4 million used for capital distributions to noncontrolling interests; and

•	$1.5 million proceeds and tax benefits primarily related to the exercise of stock options.

Net cash used by financing activities from discontinued operations for the year ended December 31, 2010 amounted to $3.4 million representing money provided by NTELOS to fund a wireline acquisition.

Net cash used in financing activities for the year ended December 31, 2009 aggregated $62.5 million, which primarily represents the following:

•	$628.7 million in proceeds from the issuance of long-term debt, net of original issue discount;

•	$11.5 million in debt issuance costs;

•	$608.2 million used to repay our NTELOS Inc. senior secured credit facility;

•	$9.3 million used to terminate our interest rate swap, inclusive of $2.3 million of accrued unpaid interest;

•	$44.0 million used for common stock cash dividends ($2.08 per share in the aggregate) paid on January 12, 2009, April 13, 2009, July 13, 2009 and October 13, 2009;

•	$16.9 million used for the repurchase of our common stock;

•	$1.2 million used for capital distributions to noncontrolling interests;

•	$0.7 million used to acquire a noncontrolling interest in the VA Alliance; and

•	$0.7 million proceeds and tax benefits primarily related to the exercise of stock options.

As of December 31, 2011 we had approximately $60.0 million in cash and working capital (current assets minus current liabilities) of approximately $62.7 million. As of December 31, 2010, we had approximately $15.2 million in cash and working capital (current assets minus current liabilities) of approximately $14.5 million. Of the cash on hand on December 31, 2011 and 2010, $41.6 million and $10.3 million, respectively was held by NTELOS Inc. and its subsidiaries which are subject to usage restrictions pursuant to the NTELOS Inc. senior secured credit facility.

We paid dividends of $0.56 per share in each of the four quarters of 2011, totaling $47.2 million. On November 3, 2011 the board of directors declared a dividend in the amount of $0.42 per share which was paid on January 12,

2012 to stockholders of record on December 16, 2011 and totaled $8.9 million. We paid dividends of $0.56 per share in each of the four quarters of 2010, totaling $46.6 million. On February 24, 2012, the board of directors declared a dividend in the amount of $0.42 per share to be paid on April 12, 2012 to stockholders of record on March 14, 2012. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. senior secured credit facility (as discussed earlier in this section).

We believe that our current unrestricted cash balances of $60.0 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35.0 million revolving credit facility and could seek additional financing in the future.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011:

	Payments Due by Period
(In thousands)	Total(2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1),(3)	$460,800	$4,000	$9,400	$447,400	$—
Capital lease obligations (3)	1,115	400	600	115	—
Operating lease obligations	188,404	30,818	55,414	39,946	62,226
Purchase obligations (4)	$99,268	$41,769	$57,499	$—	$—

(1)

Represents the first-lien term loan facility and the incremental term loan under the senior secured credit facility. See Note 5 to the audited consolidated financial statements contained in Part II, Item 8. of our Annual Report on Form 10-K contained herein.

(2)

Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other post retirement benefit plans. See Note 12 to the audited consolidated financial statements contained in Part II, Item 8. of the Annual Report filed on Form 10-K contained herein.

(3)	Excludes interest.
(4)	Represents purchase commitments relating to network capital expenditures, handsets and other materials to support operations.

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

Revenue Recognition Policies

The Company recognizes revenue when services are rendered or when products are delivered and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue ratably over the service period. The Company bills customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

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

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold below cost and on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues. Nonrefundable activation fee revenue are not associated with multiple deliverable arrangements but are directly associated with the underlying service being provided over the applicable coverage period. In all cases, the direct activation costs exceed the related activation revenues. When deferral is appropriate, the Company defers these direct activation costs up to but not in excess of the related deferred revenue.

The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations.

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

Long-lived Asset Recovery

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment exist as of December 31, 2011.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 11 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 18 years.

Goodwill and Indefinite-Lived Intangibles

Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of valuation models and an analysis which allocates enterprise value to the reporting units. The Company’s annual testing is performed as of October 1 of each year.

The radio spectrum licenses relate primarily to PCS licenses in service in the markets that we serve. The Company considers a number of valuation methods, including market based and the Greenfield cash flow method, in its impairment testing for these assets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was

issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The Company is required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. We do not expect application of this ASU to have a significant impact on our financial statements and disclosure for the first quarter of 2012.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will apply the requirements of this ASU to our goodwill impairment testing beginning with the fiscal year beginning January 1, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of December 31, 2011, $457.3 million was outstanding under the term loans. As of December 31, 2011, NTELOS Inc. had a leverage ratio of 3.40:1.00 and an interest coverage ratio of 6.38:1.00, both of which are favorable to any future covenant requirement. This facility bears interest at 3.0% above either the Eurodollar rate or 1.00%, whichever is greater, or 2.0% above either the Federal Funds rate or 2.00%, whichever is greater. We have other fixed rate, long-term debt in the form of capital leases totaling $1.1 million as of December 31, 2011.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the NTELOS Inc. senior secured credit facility. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.0%. We have interest rate risk on borrowings under the term loans in excess of the $320.0 million covered by the cap agreement ($137.3 million at December 31, 2011). The cap agreement ends in August 2012.

At December 31, 2011, our financial assets included cash of $60.0 million. Other securities and investments totaled $1.4 million at December 31, 2011.

The following sensitivity analysis indicates the impact at December 31, 2011, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Term loans	$457,294	$453,925	$460,850	$447,117
Capital lease obligations	1,115	1,115	1,216	995

A ten percent increase or decrease in interest rates would result in a change of $0.9 million in interest expense for 2011, computed using the 1% LIBOR floor stipulated in our senior credit facility. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 1% plus 3%.

Item 8. Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia February 29, 2012

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands)	December 31, 2011	December 31, 2010
Assets

Current Assets
Cash	$59,950	$15,187
Restricted cash	199	1,148
Accounts receivable, net of allowance of $15,666 ($14,134 in 2010)	36,292	35,523
Inventories and supplies	7,570	7,058
Other receivables	2,587	1,160
Income tax receivable	—	11,008
Prepaid expenses and other	11,858	10,258
Current assets of discontinued operations	—	32,595

	118,456	113,937

Securities and Investments	1,403	1,165

Property, Plant and Equipment
Land and buildings	29,592	23,604
Network plant and equipment	425,698	399,229
Furniture, fixtures and other equipment	94,021	83,328

Total in service	549,311	506,161
Under construction	7,950	11,195

	557,261	517,356
Less accumulated depreciation	268,893	224,264

	288,368	293,092

Other Assets
Goodwill	63,700	63,700
Other intangibles, less accumulated amortization of $30,564 ($26,567 in 2010)	13,336	17,333
Radio spectrum licenses in service	115,866	115,449
Radio spectrum licenses not in service	16,452	16,859
Deferred income taxes	—	5,888
Deferred charges and other assets	10,409	13,416
Non-current assets of discontinued operations	—	508,606

	219,763	741,251

	$627,990	$1,149,445

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

NTELOS Holdings Corp.

(In thousands, except par value per share amounts)	December 31, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$4,412	$8,017
Accounts payable	18,118	18,994
Dividends payable	8,902	11,749
Advance billings and customer deposits	10,003	11,673
Accrued compensation	5,326	6,518
Accrued interest	137	3,727
Deferred revenue	720	—
Accrued operating taxes	4,528	2,324
Other accrued liabilities	3,605	4,633
Current liabilities of discontinued operations	—	30,251

	55,751	97,886

Long-term Liabilities
Long-term debt	453,997	739,109
Retirement benefits	27,588	24,017
Deferred income taxes	14,057	—
Other long-term liabilities	25,463	23,297
Long-term liabilities of discontinued operations	—	86,277

	521,105	872,700

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,195 shares issued and 21,087 shares outstanding (21,246 shares issued and 20,982 shares outstanding in 2010)	212	212
Additional paid in capital	65,591	173,377
Treasury stock, 108 shares at cost (264 in 2010)	(8,228)	(12,862)
Retained earnings	3,982	30,210
Accumulated other comprehensive loss	(9,973)	(11,398)

Total NTELOS Holdings Corp. Stockholders’ Equity	51,584	179,539
Noncontrolling interests	(450)	(680)

	51,134	178,859

	$627,990	$1,149,445

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

NTELOS Holdings Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Operating Revenues	$422,629	$406,793	$425,057

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	143,323	135,803	142,615
Customer operations	117,105	108,664	105,418
Corporate operations	32,206	28,658	25,913
Depreciation and amortization	63,083	58,016	63,015
Accretion of asset retirement obligations	658	770	695

	356,375	331,911	337,656

Operating Income	66,254	74,882	87,401

Other Income (Expenses)
Interest expense	(23,380)	(24,728)	(15,922)
(Loss) gain on interest rate derivatives	(264)	(147)	2,100
Corporate financing fees	(1,567)	—	—
Other expense, net	(1,240)	(413)	(971)

	(26,451)	(25,288)	(14,793)

Income from Continuing Operations before Income Taxes	39,803	49,594	72,608

Income Tax Expense	16,363	20,251	26,526

Income from Continuing Operations	23,440	29,343	46,082

Discontinued Operations, net	(45,386)	16,882	18,054

Net (Loss) Income	(21,946)	46,225	64,136
Net Income Attributable to Noncontrolling Interests	(1,769)	(1,417)	(851)

Net (Loss) Income Attributable to NTELOS Holdings Corp.	$(23,715)	$44,808	$63,285

Earnings (Loss) per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income (loss) per share – basic
Continuing operations	$1.04	$1.35	$2.15
Discontinued operations	$(2.18)	$0.82	$0.86

Total	$(1.14)	$2.17	$3.01

Income (loss) per share – diluted
Continuing operations	$1.02	$1.34	$2.14
Discontinued operations	$(2.13)	$0.81	$0.85

Total	$(1.11)	$2.15	$2.99

Weighted average shares outstanding – basic	20,779	20,661	21,031
Weighted average shares outstanding – diluted	21,276	20,847	21,150

Cash Dividends Declared per Share – Common Stock	$2.10	$2.24	$2.12

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities
Net (loss) income	$(21,946)	$46,225	$64,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	45,386	(16,882)	(18,054)
Depreciation	59,086	54,019	59,018
Amortization	3,997	3,997	3,997
Accretion of asset retirement obligations	658	770	695
Deferred income taxes	15,325	21,743	30,523
Loss (gain) on interest rate swap derivatives	264	147	(2,100)
Equity-based compensation expense	6,072	5,270	3,227
Amortization of loan origination costs and debt discount	4,357	4,352	1,295
Write off unamortized debt issuance costs related to NTELOS Inc. senior secured credit facility	1,854	—	781
Retirement benefits and other	3,794	1,268	7,214
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(769)	(4,136)	1,514
(Increase) decrease in inventories and supplies	(512)	3,812	237
Increase in other current assets	(2,119)	(487)	(335)
Changes in income taxes	11,317	(6,862)	56
Decrease in accounts payable	(998)	(6,185)	(1,166)
(Decrease) increase in other current liabilities	(4,802)	6,177	(2,299)
Retirement benefit contributions and distributions	(4,947)	(8,878)	(9,478)

Net cash provided by operating activities	116,017	104,350	139,260

Cash flows from investing activities
Purchases of property, plant and equipment	(58,251)	(52,370)	(70,552)
Pledged deposit for Rural Utilities Service (“RUS”) grant	—	(1,148)	—
Business Separation cash received	315,000	—	—
Cash reimbursement received from RUS grant	2,539	—	—
Cash released from restriction	949	—	—
Due from related party	—	405	—
Increase in receivable from RUS grant	(3,122)

Net cash provided by (used in) investing activities	257,115	(53,113)	(70,552)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	124,688	628,650
Debt issuance costs	(1,637)	(572)	(11,538)
Repayments on senior secured term loans	(290,600)	(6,975)	(608,196)
Termination payment of interest rate swap	—	—	(9,342)
Cash dividends paid on common stock	(47,153)	(46,582)	(43,969)
Repurchase of common stock	—	—	(16,927)
Capital distributions to noncontrolling interests	(1, 539)	(1,423)	(1,228)
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.	—	—	(653)
Proceeds from stock option exercises and employee stock purchase plan	1,133	1,513	549
Other	(1,091)	52	131

Net cash (used in) provided by financing activities	(340,887)	70,701	(62,523)

Net cash provided by operating activities from discontinued operations	63,874	55,352	43,345
Net cash used for investing activities from discontinued operations	(52,497)	(209,765)	(64,047)
Net cash provided by (used in) financing activities from discontinued operations	21,072	(3,432)	(78)
Cash taken at separation	(19,931)	—	—

Net cash provided by (used in) discontinued operations	12,518	(157,845)	(20,780)

Increase (decrease) in cash	44,763	(35,907)	(14,595)
Cash:
Beginning of period	15,187	51,094	65,689

End of period	$59,950	$15,187	$51,094

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

NTELOS Holdings Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2008	21,092	—	$211	$166,421	$—	$13,449	$(15,438)	$164,643	$58	$164,701
Equity-based compensation				2,671				2,671		2,671
Acquisition of noncontrolling interest in Virginia PCS Alliance, L.C.				(298)				(298)	(355)	(653)
Excess tax deduction related to equity-based compensation recorded for non-qualified stock option exercises				75				75		75
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	151		1	1,212				1,213		1,213
Expiration of former Class A common stock repurchase rights				19				19		19
Repurchase of common stock		523			(16,927)			(16,927)		(16,927)
Unvested restricted stock forfeitures		4
Cash dividends declared ($2.12 per share)						(44,605)		(44,605)		(44,605)
Capital distribution to noncontrolling interests									(1,228)	(1,228)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						63,285
Amortization of unrealized loss from defined benefit plans, net of $507 of deferred income taxes							781
Unrecognized gain (net) from defined benefit plans, net of $3,589 of deferred income taxes							5,653
Comprehensive income attributable to NTELOS Holdings Corp.								69,719
Comprehensive income attributable to noncontrolling interests									851
Total Comprehensive Income										70,570

Balance, December 31, 2009	21,243	527	$212	$170,100	$(16,927)	$32,129	$(9,004)	$176,510	$(674)	$175,836

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

NTELOS Holdings Corp.

Continued

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	21,243	527	$212	$170,100	$(16,927)	$32,129	$(9,004)	$176,510	$(674)	$175,836
Equity-based compensation				4,246				4,246		4,246
Excess tax deduction related to equity-based compensation recorded for non-qualified stock option exercises				157				157		157
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	3	(263)		(1,126)	4,065			2,939		2,939
Cash dividends declared ($2.24 per share)						(46,727)		(46,727)		(46,727)
Capital distribution to noncontrolling interests									(1,423)	(1,423)
Comprehensive Income:
Net income attributable to NTELOS Holdings Corp.						44,808
Amortization of unrealized loss from defined benefit plans, net of $190 of deferred income taxes							299
Unrecognized loss (net) from defined benefit plans, net of $1,715 of deferred income taxes							(2,693)
Comprehensive income attributable to NTELOS Holdings Corp.								42,414
Comprehensive income attributable to noncontrolling interests									1,417
Total Comprehensive Income										43,831

Balance, December 31, 2010	21,246	264	$212	$173,377	$(12,862)	$30,210	$(11,398)	$179,539	$(680)	$178,859

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

NTELOS Holdings Corp.

Continued

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	21,246	264	$212	$173,377	$(12,862)	$30,210	$(11,398)	$179,539	$(680)	$178,859

Equity-based compensation				5,002				5,002		5,002
Excess tax deduction related to equity-based compensation recorded for non-qualified stock option exercises				309				309		309
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	(51)	(156)		(2,431)	4,634			2,203		2,203
Cash dividends declared ($2.10 per share)						(44,306)		(44,306)		(44,306)
Capital distribution to noncontrolling interests									(1,539)	(1,539)
Comprehensive Loss:
Net loss attributable to NTELOS Holdings Corp.						(23,715)
Amortization of unrealized loss from defined benefit plans, net of $254 of deferred income taxes							399
Unrecognized loss from defined benefit plans, net of $7,764 of deferred income taxes							(12,198)
Comprehensive loss attributable to NTELOS Holdings Corp.								(35,514)
Comprehensive income attributable to noncontrolling interests									1,769
Total Comprehensive Loss										(33,745)
Spin-off of Lumos Networks				(110,666)		41,793	13,224	(55,649)		(55,649)

Balance, December 31, 2011	21,195	108	$212	$65,591	$(8,228)	$3,982	$(9,973)	$51,584	$(450)	$51,134

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1.	Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc. (“NTELOS”) and its subsidiaries, is a wireless communications provider that principally offers wireless digital personal communications services (“PCS”) to consumers and businesses as well as wholesale network access to telecommunications carriers, in Virginia, West Virginia and certain portions of surrounding states. Holdings Corp. does not have any independent operations.

Holdings Corp. was formed in January 2005 for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its stockholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. By May 2005, the Company had acquired all of NTELOS Inc.’s common shares, warrants and vested options. During the first quarter of 2006, Holdings Corp. completed an initial public offering (the “IPO”) of its common stock. Quadrangle Capital Partners LLP and certain of its affiliates, collectively “Quadrangle,” a founding member of Holdings Corp., own approximately 27% of the Company’s common shares as of December 31, 2011.

The Company provides digital PCS services on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint, which is referred to herein as the “Strategic Network Alliance.” Under the Strategic Network Alliance, the Company is the PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised. The Company generated 32.4%, 27.2% and 26.6%, respectively of its revenue from the agreement with Sprint for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues under the agreement are the greater of $9.0 million per month or the revenues derived based on 3G and EVDO voice and data usage by Sprint of the Company’s network. There are automatic rate resets in the agreement, the provisions of which could, and do, come into question from time to time. In the event the Company believes any rate resets to be erroneous, it may dispute such resets in accordance with the procedures set forth in the agreement. The Company has disputed the data rate resets for the fourth quarter of 2011, which remains unresolved as of December 31, 2011. The final outcome of this unresolved disputed item is unknown at this time; however, the Company does not believe that the final outcome will have a significant impact on the Company’s consolidated financial statements.

On October 31, 2011, the Company spun-off to its stockholders its wireline business, which is now known as Lumos Networks Corp. (“Lumos Networks”) and is comprised primarily of what were the Company’s competitive wireline and rural local exchange carrier (“RLEC”) segments as reported in the Company’s consolidated financial statements in prior periods. The results of operations, balance sheet accounts and operating cash flows from the former wireline business are presented as discontinued operations for all periods presented. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding this transaction.

Note 2.	Business Separation

Business Separation

On December 7, 2010, the Company’s board of directors approved a plan to create separate wireless and wireline businesses (hereinafter referred to as the “Business Separation”) by spinning off the wireline business into the newly formed publicly traded company Lumos Networks. On October 14, 2011, Holdings Corp. announced a distribution date of October 31, 2011 for the spin-off of all the issued and outstanding shares of common stock of Lumos Networks. Prior to and in connection with the Business Separation, following the market close of October 31, 2011, Holdings Corp. effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $0.01 par value. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to Holdings Corp. stockholders of record as of the close of business on October 24, 2011, the record date.

In connection with the Business Separation, Lumos Networks filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form 10 (the “Form 10”). As of November 1, 2011, Lumos Networks publicly trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.” Holdings Corp. remains a public company traded on NASDAQ and continues to use the ticker symbol “NTLS.”

As set forth in the Form 10 and herein, in connection with the Business Separation, Lumos Networks paid $315.0 million to NTELOS (i) to settle with cash intercompany debt owed to NTELOS as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment of NTELOS’s credit facility resulting from the Business Separation.

The results of operations for discontinued operations were as follows:

(In thousands)	Year Ended December 31,
	2011(1)	2010	2009

Operating revenues	$166,566	$138,891	$124,643
Income (loss) before income taxes	(52,522)	27,943	28,776
Income tax expense (benefit)	(7,136)	10,941	10,683
Income (loss) from discontinued operations	$(45,386)	$16,882	$18,054

(1)	Includes results only through October 31, 2011

The results of operations for discontinued operations includes an $86.3 million impairment charge, which was allocated as follows: goodwill $33.4 million, franchise rights $32.0 million, property, plant and equipment $16.0 million, customer relationships $4.7 million and trademarks $0.2 million. The primary factor contributing to the impairment charge is the expectation of lower revenues in the future from other telecommunication carriers for originating and terminating interstate and intrastate long distance calls due to the FCC’s October 27, 2011 order , comprehensively reforming its Universal Service Fund and intercarrier compensation systems, together with carrier network grooming efforts.

Interest expense within the results from operations amounts above include an interest expense charge related to the incremental interest allocated to discontinued operations attributable to the $283.0 million mandatory debt pay down for all periods presented (Note 4).

The discontinued operations’ assets and liabilities reported as of December 31, 2010 were as follows:

(In thousands)

Current assets	$32,595

Property, plant and equipment, net	273,857
Intangible assets, net	232,482
Other assets	2,267

Total non-current assets	$508,606

Current liabilities	$30,251

Long-term debt	1,417
Retirement benefits	14,601
Deferred income taxes	64,224
Other liabilities	6,035

Total non-current liabilities	$86,277

Note 3.	Significant Accounting Policies

Reverse Stock Split

All share and per-share amounts presented in this annual report on Form 10-K have been adjusted for the impact of the Reverse Stock Split which occurred after the market close of October 31, 2011 in connection with the Business Separation (Note 2).

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

Revenue Recognition

The Company recognizes revenue when services are rendered or when products are delivered and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue ratably over the service period. The Company bills customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

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

In 2011, the Company adopted ASU 2009-13, Revenue Recognition – Multiple-Element Arrangements, which requires the Company to evaluate multiple-element revenue arrangements based on relative selling price rather than relative fair value of the bundled elements. The adoption of the guidance did not have a material impact on the financial statements.

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company owned retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold well below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.

The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company did not have any cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at December 31, 2011 has maintained a high rating by Standard & Poor’s and Moody’s. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at December 31, 2011 and 2010 was $18.7 million and $5.2 million, respectively. The remaining $41.3 million and $10.0 million of cash at December 31, 2011 and 2010 was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was $0.0 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Cash

During 2010, the Company was awarded a grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total of this project is $4.4 million, of which 74% ($3.3 million) was to be funded by a grant from the federal government. This project was completed in September 2011. The final reimbursement under the grant was received in January 2012. The Company was required to deposit 100% of its portion of the grant ($1.1 million) into pledged accounts in advance of any reimbursements, which could be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. At December 31, 2011, the Company had remaining $0.2 million in a non-interest bearing, fully insured escrow account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2011, 2010 and 2009 was $10.4 million, $8.7 million, and $12.9 million, respectively. The Company’s allowance for doubtful accounts was $15.7 million, $14.1 million and $16.9 million as of December 31, 2011, 2010 and 2009, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment exists as of December 31, 2011.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 11 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 18 years.

Goodwill and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2011, none of the reporting units with goodwill were at risk of failing step one of the goodwill impairment testing as the goodwill value of each reporting unit substantially exceeded its carrying value.

The radio spectrum licenses relate primarily to PCS licenses in service in the markets that the Company serves. The Company utilized a market-based method in its impairment testing for these assets. The results of the Company’s testing indicated that the fair value of these intangible assets significantly exceeded their respective book values. Based on the Company’s evaluation of fair value of its radio spectrum licenses, no impairment existed as of October 1, 2011. Subsequent to October 1, 2011, the Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2011 and 2010, other intangibles were comprised of the following:

	Estimated Life	2011		2010
(Dollars in thousands)		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 yrs	$36,900	$(27,453)	$36,900	$(23,923)
Trademarks	15 yrs	7,000	(3,111)	7,000	(2,644)

Total		$43,900	$(30,564)	$43,900	$(26,567)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events, changing and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2009 through 2011. Amortization expense was $4.0 million for each of the years ended December 31, 2011, 2010 and 2009.

Amortization expense for its finite-life intangible assets for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2012	$2,873	$467	$3,340
2013	2,544	467	3,011
2014	2,544	467	3,011
2015	1,484	467	1,951
2016	$—	$467	$467

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

The Company enters into long-term leasing arrangements primarily for tower sites and retail store locations. The Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2011 and 2010:

(In thousands)	2011	2010
Asset retirement obligations, beginning	$14,612	$13,351
Additional asset retirement obligations recorded, net	416	491
Accretion of asset retirement obligations	658	770

Asset retirement obligations, ending	$15,686	$14,612

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

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over a period equal to the term of the related debt instrument. The Company incurred $1.6 million of fees related to the March 14, 2011 repricing which were deferred and are being amortized (Note 4).

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expenses in the consolidated statements of operations). Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $15.2 million, $13.8 million and $13.9 million, respectively.

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

NTELOS Inc. also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. For the years ended December 31, 2011, 2010 and 2009, equity-based compensation expense of $1.1 million, $1.0 million and $0.6 million, respectively, has been recorded for these matching contributions, with an offsetting increase to additional paid-in capital on the consolidated balance sheet.

Operating Leases

The Company has operating leases for administrative office space, retail space, tower space, and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The Company’s minimum lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options based on the premise that failure to renew the leases imposes an economic penalty on the Company in such amount that a renewal appears to be reasonably assured. The Company’s cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with three renewal options of 5 years each. Leasehold improvements are depreciated over the shorter of the assets’ useful life or the lease term, including renewal option periods that are reasonably assured.

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

The fair value of the common stock options granted in 2011, 2010 and 2009 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms (Note 8).

Total equity-based compensation expense related to all of the Company’s share-based awards and the Company’s 401(k) matching contributions for the years ended December 31, 2011, 2010 and 2009 was allocated as follows:

(In thousands)	2011	2010	2009
Cost of sales and services	$799	$790	$425
Customer operations	1,067	1,023	667
Corporate operations	4,206	3,457	2,135

Equity-based compensation expense	$6,072	$5,270	$3,227

Future charges for equity-based compensation related to instruments outstanding at December 31, 2011 for the years 2012 through 2015 are estimated to be $2.9 million, $1.7 million, $0.7 million and $0.1 million, respectively.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

Treasury Stock

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock (Note 7). Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. The Company reissues treasury shares as part of its stockholder approved stock-based compensation programs, its employee stock purchase program and for its 401(k) match.

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

Note 4.	Long-Term Debt

As of December 31, 2011 and 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	2011	2010
Secured term loan	$457,294	$746,152
Capital lease obligations	1,115	974

	458,409	747,126

Less: current portion of long-term debt	4,412	8,017

Long-term debt	$453,997	$739,109

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced its then-outstanding bank loan facilities with $670.0 million of new senior secured credit facilities (the “Senior Secured Credit Facility”) comprised of a $35.0 million revolving credit facility (the “Revolving Credit Facility”) and a $635.0 million Term Loan B (“Term Loan B”). On August 2, 2010, the Company closed on an additional $125.0 million senior incremental term loan under the Senior Secured Credit Facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund a wireline business acquisition, which closed on December 1, 2010. The Revolving Credit Facility matures in August 2014 while the Term Loan B and the Incremental Term Loan (collectively, the “Term Loans”) mature in August 2015. As of December 31, 2011, no amounts were outstanding under the Revolving Credit Facility.

On March 15, 2011, the Company entered into an amendment of its Senior Secured Credit Facility to reduce the interest rate margin and the interest rate floors applicable to the Term Loans. After the amendment, the Term Loans bear interest at a rate equal to 2.75% or 3.00%, depending on the Company’s leverage ratio, above the Eurodollar rate (subject to 1.00% floor on the Eurodollar rate) or 1.75% or 2.00%, depending on the Company’s leverage ratio, above the base rate (subject to 2.00% floor on the base rate). Loans under the Revolving Credit Facility continue to bear interest at either 2.50% above the base rate (subject to 3.00% floor on the base rate) or 3.50% above the Eurodollar rate (subject to 2.00% floor on the Eurodollar rate). Additionally, $1.1 million of deferred issuance cost and $0.4 million of debt discount were written off in connection with this repricing amendment.

On the effective date of the Business Separation, Lumos Networks paid $315.0 million to NTELOS Inc. consisting of (i) a cash settlement, representing intercompany debt owed to NTELOS Inc. by and on behalf of certain subsidiaries of Lumos Networks, and (ii) the balance used to fund a mandatory repayment of the Senior Secured Credit Facility. The Company used $283.0 million of these proceeds to make the mandatory debt repayment which reduced the pro forma post separation leverage ratio to less than 3.35:1.00 as required by the Senior Secured Credit Facility. This payment will offset future scheduled principal payments ratably over the life of the loan reducing each quarterly payment prior to the final payment at maturity by approximately $0.7 million. Interest related to the $283.0 million of debt repaid in connection with the Business Separation was allocated to Discontinued Operations for all periods presented up through the date of the Business Separation.

The Senior Secured Credit Facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and its subsidiaries (other than certain immaterial subsidiaries), as guarantors. The Senior Secured Credit Facility also includes various restrictions and conditions, including covenants relating to the Company’s leverage and interest coverage ratios. At December 31, 2011, NTELOS Inc.’s leverage ratio (as defined under the Senior Secured Credit Facility) was 3.40:1.00 and its interest coverage ratio (as defined) was 6.37:1.00. The Senior Secured Credit Facility requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio be not less than 3.00:1.00.

The Senior Secured Credit Facility has a general restricted payments basket which can be used to make certain restricted payments, as defined under the Senior Secured Credit Facility, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the Senior Secured Credit Facility, the restricted payments basket was contractually reset to $25.0 million on October 31, 2011 in connection with the Business Separation. Following the Business Separation, the automatic quarterly increase to the restricted payments basket was reset to $6.5 million (the first of which occurs on January 1, 2012). The basket is also increased by an additional quarterly amount equal to 50% (75%, if our leverage ratio is below 2.75:1.00) of the amount that our calculated Excess Cash Flow (as defined in the Senior Secured Credit Facility) for such fiscal quarter exceeds $10.0 million, and is decreased by any actual restricted payments, including dividend payments and stock repurchases, in accordance with the terms of the Senior Secured Credit Facility. As a result of the Company’s Excess Cash Flow for the third quarter of 2011, $8.8 million was added to the restricted payments basket as of November 9, 2011, the date the Company filed its quarterly financial statements with the SEC. As a result, the balance of the restricted payments basket as of December 31, 2011 was $33.8 million. Based on the calculated excess cash flow for the fourth quarter of 2011, the only addition for the first quarter of 2012 will be the $6.5 million for the automatic quarterly increase.

The Company’s deferred issuance and repricing costs related to the Senior Secured Credit Facility, Incremental Term Loan and repricing of the Term Loans discussed above totaled approximately $15.5 million, and are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the years ended December, 2011 and 2010 was $2.4 million and $2.1 million, respectively.

The discounts related to the Term Loans noted above are being accreted to the Term Loans using the effective interest method over the life of the debt and are reflected in interest expense in the consolidated statement of operations. Accretion for each of the years ended December 31, 2011 and 2010 was $1.0 million.

The aggregate maturities of long-term debt outstanding at December 31, 2011, excluding capital lease obligations, based on the contractual terms of the instruments, after giving effect to the $283.0 million repayment associated with the Business Separation, are $4.0 million in 2012, $4.7 million per year in 2013 and 2014 and $447.4 million in 2015.

The Company’s blended average interest rate on its long-term debt for the years ended December 31, 2011, 2010 and 2009 was approximately 3.6%, 5.3% and 4.3%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with lease terms of four to five years. At December 31, 2011, the carrying value and accumulated depreciation of these assets was $1.2 million and $1.2 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.1 million. As of December 31, 2011, the principal portion of these capital lease obligations is due as follows: $0.4 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.1 million in 2015.

Note 5.	Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Cash payments for:
Interest (net of amounts capitalized)	$34,561	$36,033	$29,321
Income taxes	2,036	15,826	8,040
Cash received from income tax refunds	11,064	3,089	3
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	4,460	3,824	4,415
Borrowings under capital leases	752	602	397
Dividend declared not paid	$8,902	$11,749	$11,604

Interest payments in the above table are net of $5.1 million interest paid on the interest rate swap agreements for the year ended December 31, 2009. No payments were made in 2011 or 2010. The amount of interest capitalized in each of the years ended December 31, 2011, 2010 and 2009 was $0.2 million.

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

Long-Term Investments

Of the long-term investments for which it is not practicable to estimate fair value in the table below, $1.4 million and $1.1 million as of December 31, 2011 and 2010, respectively, represent the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Senior Secured Credit Facility held by CoBank. This investment is carried under the cost method.

Interest Rate Derivatives

In accordance with the requirement of the Senior Secured Credit Facility, in the fourth quarter of 2010 the Company purchased an interest rate cap for $0.4 million with a notional amount of $320.0 million. The interest rate cap reduces the Company’s exposure to changes in the three month U.S. Dollar LIBOR by capping the rate at 3.0%. The value of the interest rate cap as of December 31, 2011 and 2010 was less than $0.1 million and $0.3 million, respectively and is included in other long-term assets in the consolidated balance sheets. The interest rate cap agreement ends in August 2012.

The Company did not designate the interest rate cap agreement or the swap agreement, which was terminated in 2009, as cash flow hedges for accounting purposes. Therefore the change in market value of the swap or cap agreements is recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded a $0.3 million and $0.1 million loss on the interest rate cap for the years ended December 31, 2011 and 2010, respectively due to a decline in its fair value and a $2.1 million gain on the swap agreement in 2009.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2011 and 2010.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
December 31, 2011
Nonderivatives:
Financial assets:
Cash	$59,950		$59,950	$59,950
Long-term investments for which it is not practicable to estimate fair value	N/A		1,403	N/A
Financial liabilities:
Senior secured credit facility	460,838		457,294	453,925
Capital lease obligations	1,115		1,115	1,115
Derivative relating to debt:
Interest rate cap asset	320,000	*	5	5

December 31, 2010
Nonderivatives:
Financial assets:
Cash	15,187		15,187	15,187
Long-term investments for which it is not practicable to estimate fair value	N/A		1,165	N/A
Financial liabilities:
Senior secured credit facility	751,462		746,152	753,337
Capital lease obligations	974		974	974
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$269	$269

*	Notional amount

The fair value of the senior credit facility was derived based on quoted trading price obtained from the administrative agent at December 31, 2011 and 2010, as applicable. The fair value of the derivative instrument is based on a quoted market price from an independent vendor. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.

Note 7.	Stockholders’ Equity

On February 24, 2012, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.42 per share, which is to be paid on April 12, 2012 to stockholders of record on March 14, 2012.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. The Company did not repurchase any of its common shares during the years ended December 31, 2011 and 2010, respectively under the authorization. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. Additionally, during 2011 the Company repurchased $0.1 million of restricted common stock, which was repurchased to satisfy certain minimum tax withholding obligations in connection with vesting of restricted stock.

The computations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In thousands)	2011	2010	2009
Numerator:
(Loss) income applicable to common shares for earnings-per-share computation	$(23,715)	$44,808	$63,285

Denominator:
Total shares outstanding	21,087	20,982	20,716
Less: unvested shares	(252)	(281)	(116)
(Less) plus: effect of calculating weighted average shares	(56)	(40)	431

Denominator for basic earnings per common share - weighted average shares outstanding	20,779	20,661	21,031
Plus: weighted average unvested shares	454	162	79
Plus: common stock equivalents of stock options exercised	43	24	33
Plus: contingently issuable shares	—	—	7

Denominator for diluted earnings per common share – weighted average shares outstanding	21,276	20,847	21,150

For the years ended December 31, 2011, 2010 and 2009, the denominator for diluted earnings per common share excludes approximately 795,000 shares, 197,000 shares and 192,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Note 8.	Stock Plans

The Company has an Equity Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum number of shares of common stock available for awards under the Equity Incentive Plan is 2,025,000. The Company also has a 2010 Equity and Cash Incentive Plan (together with the Equity Incentive Plan, the “Employee Equity and Cash Incentive Plans”) administered by the Compensation Committee of the Company’s board of directors, which was approved by NTELOS stockholders on May 6, 2010 and which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the 2010 Equity and Cash Incentive Plan is 2,000,000. As of December 31, 2011, 1,526,998 securities remained available for issuance under the Employee Equity and Cash Incentive Plans. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock originally available for grant under the Non-Employee Director Equity Plan is 200,000. As of December 31, 2011, 106,318 securities remained available for issuance. The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plans are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

During the ten months ended October 31, 2011 and during the two months ended December 31, 2011, the Company issued 788,891 and 15,932 stock options, respectively, under the Employee Equity and Cash Incentive Plan. During the ten months ended October 31, 2011 and the two months ended December 31, 2011, the Company issued 26,930 and 3,348 stock options, respectively, under the Non-Employee Director Equity Plan. During the year ended December 31, 2010, the Company issued 396,739 stock options under the Employee Equity and Cash Incentive Plan and 28,520 stock options under the Non-Employee Director Equity Plan.

The options issued under the Employee Equity and Cash Incentive Plans cliff vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. No options expired during the period. During the ten months ended October 31, 2011 and during the two months ended December 31, 2011, the Company issued 198,017 and 2,485 shares of restricted stock, respectively, under the Employee Equity and Cash Incentive Plan. During the ten months ended October 31, 2011 and the two months ended December 31, 2011, the Company issued 12,530 and 1,479 shares of restricted stock, respectively, under the Non-Employee Director Equity Plan. During the year ended December 31, 2010, the Company issued 365,649 shares of restricted stock under the Employee Equity and Cash Incentive Plan, including 220,966 shares granted in December 2010 under a key employee retention plan in connection with the Business Separation (Note 2) and 13,700 shares of restricted stock under the Non-Employee Director Equity Plan.

The restricted shares granted under the Employee Equity and Cash Incentive Plans generally cliff vest on the first, second or third anniversary of the grant date, with a majority of the shares granted under the key employee retention plan vesting on October 31, 2013, the second anniversary of the effective date of the spin-off. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

	2011	2010	2009
Risk-free interest rate	1.4% to 3.1%	2.0% to 3.5%	2.4% to 3.5%
Expected volatility	37.9% to 39.5%	39.7% to 42.1%	42.2% to 43.4%
Weighted-average expected volatility	38.7%	41.4%	42.4%
Expected dividend yield	5.8% to 7.9%	6.0% to 6.9%	4.2% to 6.4%
Weighted-average expected dividend yield	5.9%	6.4%	5.9%
Expected term	7 years	7 years	7 years

Upon the Business Separation on October 31, 2011, all outstanding stock options and restricted stock awards for the Company’s employees and non-employee directors were replaced with 1,057,737 and 269,844 Company stock options and restricted stock awards, respectively, based on a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Business Separation. These awards had substantially the same terms and conditions as the underlying former stock options and restricted stock awards. There was no incremental compensation expense to the Company related to the replacement of the former share-based compensation awards. Any unrecognized compensation expense related to the replaced awards will be recognized by the Company over the remaining vesting period of the awards.

The summary of the activity and status of the Company’s stock option awards for the year ended December 31, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2011	1,691	$18.02
Granted during the period	816	19.08
Exercised during the period	(36)	10.78
Forfeited during the period	(10)	18.19
Cancelled awards (1)	(1,234)	18.43

Outstanding at October 31, 2011(2)	1,227	18.52
Adjustment due to spin-off of Lumos Networks	(169)
Granted during the period	19	21.56
Forfeited during the period	(9)	23.08

Outstanding at December 31, 2011	1,068	$22.80	7.9 years	$2,582

Exercisable at December 31, 2011	400	$22.75	6.6 years	$948

Total expected to vest at December 31, 2011	584	$22.87		$1,454

(1)	Related to Lumos Networks directors and employees.
(2)	Options outstanding as of October 31, 2011 have not been adjusted for the effects of the 1-for-2 reverse stock split and Business Separation.

The weighted-average grant date fair value per share of stock options granted during 2011, 2010 and 2009 was $4.90, $3.88 and $4.29, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.2 million, $0.5 million and $0.3 million, respectively. The total fair value of options that vested during 2011, 2010, and 2009 was $1.7 million, $2.1 million and $1.7 million, respectively. As of December 31, 2011, there was $2.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2011	561	$18.09
Granted during the period	211	18.99
Vested during the period	(105)	18.47
Forfeited during the period	(15)	17.29
Cancelled awards (1)	(343)	18.31

Restricted stock outstanding at October 31, 2011(2)	309	18.38
Adjustment due to spin-off of Lumos Networks	(39)
Granted during the period	4	21.15
Vested during the period	(13)	22.73
Forfeited during the period	(9)	22.15

Restricted stock outstanding at December 31, 2011	252	$22.65

(1)	Related to Lumos Networks directors and employees.
(2)	Restricted stock outstanding as of October 31, 2011 has not been adjusted for the effects of the 1-for-2 reverse stock split and the Business Separation.

As of December 31, 2011, there was $2.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which commenced in July 2006 with 100,000 shares available. Effective in 2011, shares purchased under this plan have been and will continue to be issued from the treasury stock balance. If treasury shares are not available, new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the 2011, 2010, and 2009, 5,968 shares, 3,958 shares and 3,577 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in 2011, 2010, and 2009.

Note 9.	Income Taxes

The components of income tax expense from continuing operations are as follows for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Current tax expense:
Federal	$—	$(1,409)	$(4,166)
State	1,038	(83)	169

	1,038	(1,492)	(3,997)

Deferred tax expense:
Federal	13,410	18,292	26,240
State	1,915	3,451	4,283

	15,325	21,743	30,523

	$16,363	$20,251	$26,526

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Computed tax expense at statutory federal rate of 35%	$13,931	$17,358	$25,413
Nondeductible compensation	311	530	482
FASB ASC 740 tax contingencies	—	—	(2,800)
Noncontrolling interests	(619)	(496)	—
State income taxes, net of federal income tax benefit	1,919	2,189	2,894
Other	821	670	537

	$16,363	$20,251	$26,526

Income tax expense (benefit) allocated to other items was as follows:

(In thousands)	2011	2010	2009
Discontinued operations	$(7,136)	$10,941	$10,683

During 2011, 2010 and 2009, the Company recognized a tax benefit of approximately $0.3 million, $0.2 million, and $0.1 million, respectively, in stockholders’ equity associated with the excess tax benefit realized by the Company relating to stock compensation plans. During 2011, 2010 and 2009, the Company recognized a tax cost (benefit) of $(7.5) million, $(1.5) million and $4.1 million, respectively, in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities in accordance with FASB ASC 715.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Deferred income tax assets:
Retirement benefits other than pension	$141	$2,088
Pension and related plans	8,947	7,430
Net operating loss	54,179	52,231
Debt issuance and discount	1,805	1,666
Accrued expenses	4,067	4,925
Other	815	1,353

	69,954	69,693

Deferred income tax liabilities:
Property and equipment	58,853	46,306
Intangibles	3,488	4,478
Licenses	21,670	13,021

	84,011	63,805

Net deferred income tax liability	$(14,057)	$5,888

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of December 31, 2011. In addition, the Company realized an NOL in 2011 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $8.8 million (as adjusted for the Business Separation). Based on the IRC 382 Limit, the Company expects that approximately $130.4 million of these prior year NOLs will be available for use to the Company as follows: $18.0 million in 2012 (with $9.1 million anticipated carryover from 2011), $8.9 million per year in 2013 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. A reconciliation of the change in the UTB balance for the years ended December 31, 2011 and 2010 is as follows:

(In thousands)	2011	2010

Balance at beginning of the year	$500	$136
Additions for tax positions related to the current year	—	235
Increases (reductions) for tax positions related to prior years	(26)	129
Decreases for discontinued operations	(474)	—

	$—	$500

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2009-2011 and 2008-2011, respectively.

Note 10.	Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEBs”) for its employees (Note 3). The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2011 and 2010, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligations, beginning of period	$75,493	$66,259	$13,115	$11,858
Service cost	2,790	2,813	89	101
Interest cost	3,637	3,861	600	686
Actuarial (gain) loss	14,422	5,360	412	1,272
Benefits paid, net	(2,456)	(2,800)	(412)	(802)
Benefit obligations transferred	(60,181)	—	(12,157)	—

Benefit obligations, end of period	33,705	75,493	1,647	13,115

Change in plan assets:
Fair value of plan assets, beginning of period	59,171	45,866	—	—
Actual return on plan assets	209	7,105	—	—
Employer contributions	4,000	9,000	412	802
Benefits paid	(2,506)	(2,800)	(412)	(802)
Plan assets transferred	(45,531)	—	—	—

Fair value of plan assets, end of period	15,343	59,171	—	—

Funded status:
Total Liability at December 31,	$(18,362)	$(16,322)	$(1,647)	$(13,115)

In connection with the Business Separation, the Company transferred assets of $45.5 million and benefit obligations of $60.2 million related to Lumos Networks employees into a new defined benefit pension plan. In addition, the transfer of the benefit obligation triggered the transfer of $19.7 million ($12.0 million, net of tax) of its unrealized actuarial loss classified in other comprehensive income. Also related to the Business Separation, the Company transferred benefit obligations associated with other postretirement benefit plans of $12.2 million into a new other postretirement benefit plan for Lumos Networks employees. The transfer of this benefit obligation resulted in a transfer of $1.0 million ($0.6 million, net of tax) of the related unrealized actuarial loss classified in other comprehensive income.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2011 and 2010 was $27.3 million (reflecting the effects of the Business Separation) and $65.6 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases. The Company has classified the projected amount to be paid in 2012 of $0.6 million related to the other postretirement benefit plans and the nonqualified pension plans (discussed below) in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheets at December 31, 2011. At December 31, 2010, $1.7 million is classified in current liabilities, $0.8 million of which is classified in current liabilities of discontinued operations.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2011, 2010 and 2009:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$2,790	$2,813	$2,921	$89	$101	$126
Interest cost	3,637	3,861	3,597	600	686	773
Recognized net actuarial loss	563	420	1,152	—	—	69
Expected return on plan assets	(4,131)	(4,388)	(3,032)	—	—	—

Net periodic benefit cost	$2,859	$2,706	$4,638	$689	$787	$968

Additional charges due to:
Special termination benefit	$—	$—	$295	$—	$—	$—

Defined Benefit Pension Plan net periodic benefit cost outlined above contained $1.3 million, $1.0 million and $1.9 million of cost related to discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, Other Postretirement Benefit Plan net periodic benefit cost outlined above contained $0.6 million, $0.6 million and $0.8 million of cost related to discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The special termination benefit recorded in 2009 related to a pension enhancement pursuant to a voluntary early retirement plan accepted by certain wireless employees in 2009. The special termination benefit represents the effect of this enhancement on the accumulated benefit obligation for the related employees.

Unrecognized actuarial losses in 2011 were $18.4 million and $0.4 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2011 related to these respective plans was $7.7 million, net of a $4.9 million deferred tax asset, and $0.3 million, net of a $0.2 million deferred tax asset.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2011 and 2010 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2011	2010	2011	2010
Discount rate	4.45%	5.50%	4.45%	5.50%
Rate of compensation increase	3.00%	3.00%	—%	—%

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.95%	5.80%	5.50%	5.95%	5.80%
Expected return on plan assets	7.75%	8.50%	8.50%	—%	—%	—%
Rate of compensation increase	3.00%	3.00%	3.00%	—%	—%	—%

The Company reviews the assumptions noted in the above table annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations. In doing so, the Company utilizes a Citigroup Pension Discount Curve applied against the Company’s estimated defined benefit payments to derive a blended rate. The Citigroup Pension Discount Curve is derived from over 350 Aa corporate bonds. The Company also compares this to a Moody’s ten year Aa bond index for reasonableness.

For measurement purposes, an 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 for the obligation as of December 31, 2011. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be less than a $0.1 million increase and a $0.3 million increase, respectively, for a 1% increase in medical trend rate and less than a $0.1 million decrease and a $0.3 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan administrator, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2011 as well as considering input from our third party pension plan asset managers.

The weighted average actual asset allocations by asset category as of December 31, 2011 and the fair value by asset category as of December 31, 2011 and 2010 were as follows:

	Actual Allocation as of	Fair Value as of
Asset Category (dollars in thousands)	December 31, 2011	December 31, 2011	December 31, 2010
Large Cap Value	34%	$5,146	$20,304
Large Cap Blend	17%	2,570	9,979
Mid Cap Blend	6%	971	4,325
Small Cap Blend	4%	646	3,060
Foreign Stock - Large Cap	7%	1,037	4,672
Bond	29%	4,531	14,953
Cash and cash equivalents	3%	442	1,878

Total	100%	$15,343	$59,171

The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	68%	70%
Bond securities and cash equivalents	32%	30%

Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively even between these funds at December 31, 2011 and 2010. The maximum holdings of any one asset within these funds is under 3% of this fund and thus is well under 1% of the total portfolio. At December 31, 2011, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company expects to contribute $2.0 million to the pension plan in 2012. The Company expects the net periodic benefit cost for the defined benefit pension plan and the other postretirement benefit plans in 2012 to be $2.8 million ($0.7 million of which represents amortization of actuarial losses) and $0.1 million, respectively.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)		Other
Year	Defined Benefit Pension Plan	Postretirement Benefit Plans
2012	$472	$35
2013	535	44
2014	578	50
2015	618	48
2016	671	53
2017-2021	$5,002	$298

Other Benefit Plans

The Company also sponsors a supplemental executive retirement plan. This nonqualified plan, which has no plan assets, was closed to new participants in 2003. The projected benefit obligation of this nonqualified plan was $8.0 million and $9.4 million at December 31, 2011 and 2010, respectively. The total expense recognized related to this plan was $0.7 million for each of the years ended December 31, 2011, 2010 and 2009.

In connection with the Business Separation, the Company transferred benefit obligations of $2.5 million related to Lumos Networks employees into a new supplemental executive retirement plan. In addition, the transfer of the benefit obligation triggered the transfer of a gross unrealized loss of $1.0 million.

The Company recognized $0.1 million of expense from previously unrecognized loss related to the supplemental executive retirement plan for each of the years ended December 31, 2011, 2010 and 2009. Unrecognized actuarial loss was $1.1 million and $0.5 million in 2011 and 2010, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2011 and 2010 related to this plan was $2.0 million, net of a $1.3 million deferred tax asset, and $1.9 million, net of a $1.2 million deferred tax asset, respectively. The total expense to be recognized in 2012 for the nonqualified pension plan is approximately $0.4 million and the estimated payments are expected to be approximately $0.5 million.

Estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated: $0.5 million annually for each of the years 2012 through 2016 and $2.5 million in aggregate for the years 2017 through 2021.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $1.1 million for the year ended December 31, 2011, $1.0 million for the year ended December 31, 2010 and $1.0 million for the year ended December 31, 2009. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Therefore, of the $1.0 million of matching contributions for 2009, $0.4 million represented cash contributions and $0.6 million represented equity contributions. All of the matching contributions for 2011 and 2010 represented equity contributions.

Note 11.	Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the year ended December 31, 2011, 2010 and 2009 was $32.2 million, $30.6 million and $27.2 million, respectively. The total amount committed under these lease agreements at December 31, 2011 is: $30.8 million in 2012, $28.5 million in 2013, $27.0 million in 2014, $22.6 million in 2015, $17.3 million in 2016 and $62.2 million for the years thereafter.

Other Commitments and Contingencies

The Company periodically makes claims or receives disputes related to our billings to other carriers for access to our network. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. See Note 1 for additional information relating to periodic rate resets under the Company’s Strategic Network Alliance, including current and potential disputes relating thereto.

The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects, and the Company is involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements.

The Company has purchase commitments relating to network capital expenditures, handsets and other materials to support operations that as of December 31, 2011 commits the Company to expend approximately $99.3 million over the next three years.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 29, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2012 to be filed with the Commission pursuant to Regulation 14A.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2010 Equity and Cash Incentive Plan	997,656	$22.57	1,526,998
Non-Employee Director Equity Plan	70,074	26.02	106,318
Employee Stock Purchase Plan	—	—	79,040
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,067,730	$22.80	1,712,356

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof.

(3)	Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Report on Form 10-K.

Exhibit No.	Description

2.1(1)	Separation and Distribution Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

3.1(2)	Amended and Restated Certificate of Incorporation of Holdings.

3.2(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Holdings.

3.3(3)	Amended and Restated By-laws of Holdings.

4.1(3)	Amended and Restated Shareholders Agreement by and among Holdings and the shareholders listed on the signature pages thereto.

10.1(3)+	Holdings Amended and Restated Equity Incentive Plan.

10.2(4)+	First Amendment to the NTELOS Holdings Corp. Amended and Restated Equity Incentive Plan.

10.3(5)+	NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.

10.4(3)+	Holdings Employee Stock Purchase Plan, as amended.

10.5(3)+	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.6(3)+	Holdings Non-Employee Director Equity Plan.

10.7(6)	Credit Agreement, dated as of August 7, 2009 among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.8(7)	Amendment No. 1, dated as of April 23, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.9(8)	Joinder Agreement, dated as of August 2, 2010, by and among NTELOS Inc. and JPMorgan Chase Bank, N.A.

10.10(9)	Amendment No. 2, dated as of August 10, 2010, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.11(9)	Amendment No. 3, dated as of August 24, 2010, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.12(10)	Amendment No. 4, dated as of March 14, 2011, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.13(11)	Resale Agreement, dated as of July 31, 2007, and effective as of July 1, 2007, by and among the West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation.

10.14(12)+	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.

10.15(13)+	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.

10.16(13)+	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.

10.17(14)+	Form of Stock Option Grant Award Agreement.

10.18(15)+	Form of Restricted Stock Award Agreement.

10.19(16)+	Form of Restricted Stock Grant Award, dated December 7, 2010, for James A. Hyde and Michael B. Moneymaker.

10.20(16)+	Form of Restricted Stock Grant Award, dated December 7, 2010, for Conrad J. Hunter, Frank L. Berry and Mary McDermott.

10.21(16)+	Form of Separation Incentive Restricted Stock Grant Award, dated December 7, 2010, for James A. Hyde and Michael B. Moneymaker.

10.22(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde.

10.23(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Michael B. Moneymaker.

10.24(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.

10.25(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Frank L. Berry.

10.26(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Mary McDermott.

10.27(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde relating to The New Wireline Company.

10.28(1)+	Employment Agreement, dated July 29, 2011, between NTELOS Wireline One Inc. and Michael B. Moneymaker.

10.29(17)+	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor, Jr.

10.30(1)+	Employee Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

10.31(1)	Tax Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of the principal executive officer pursuant to Rule 13a-14(a).

31.2*	Certificate of the principal financial officer pursuant to Rule 13a-14(a).

32.1*	Certificate of the chief executive officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of the chief financial officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contracts and arrangements.
(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed May 11, 2011.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005 filed March 28, 2006.
(4)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.
(5)	Incorporated by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-51798), filed March 15, 2010.
(6)	Filed as an exhibit to Current Report on Form 8-K filed August 7, 2009.
(7)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011.
(8)	Filed as an exhibit to Current Report on Form 8-K/A filed August 5, 2010.
(9)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 5, 2010.
(10)	Filed as an exhibit to Current Report on Form 8-K filed March 15, 2011.
(11)	Filed as an exhibit to Current Report on Form 8-K filed August 2, 2007.
(12)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010.
(14)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2007.
(15)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.
(16)	Filed as an exhibit to Current Report on Form 8-K filed December 9, 2010.
(17)	Filed as an exhibit to Current Report on Form 8-K filed August 1, 2011.
(18)	Filed as an exhibit to Current Report on Form 8-K filed July 20, 2010.
(19)	Filed as an exhibit to Current Report on Form 8-K filed December 2, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Hyde James A. Hyde	Chief Executive Officer, President and Director (principal executive officer)	February 29, 2012

/s/ Stebbins B. Chandor, Jr. Stebbins B. Chandor, Jr.	Executive Vice President, Chief Financial Officer, and Assistant Secretary (principal financial officer and principal accounting officer)	February 29, 2012

/s/ Michael Huber Michael Huber	Chairman of the Board and Director	February 29, 2012

/s/ Timothy G. Biltz Timothy G. Biltz	Director	February 29, 2012

/s/ Rodney D. Dir Rodney D. Dir	Director	February 29, 2012

/s/ Jerry V. Elliott Jerry V. Elliott	Director	February 29, 2012

/s/ Steven G. Felsher Steven G. Felsher	Director	February 29, 2012

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	February 29, 2012

/s/ Ellen O’Connor Vos Ellen O’Connor Vos	Director	February 29, 2012