Form 10-Q
period 2012-03-31
NTELOS HOLDINGS CORP
filed 2012-05-01
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             t o             .

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

There were 21,196,222 shares of the registrant’s common stock outstanding as of the close of business on April 25, 2012.

NTELOS HOLDINGS CORP.

2012 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands)	March 31, 2012	December 31, 2011
Assets

Current Assets
Cash	$68,108	$59,950
Restricted cash	—	199
Accounts receivable, net of allowance of $15,004 ($15,666 in 2011)	34,824	36,292
Inventories and supplies	7,134	7,570
Other receivables	817	2,587
Prepaid expenses and other	13,976	11,858

	124,859	118,456

Securities and Investments	1,433	1,403

Property, Plant and Equipment
Land and buildings	29,958	29,592
Network plant and equipment	433,895	425,698
Furniture, fixtures and other equipment	94,588	94,021

Total in service	558,441	549,311
Under construction	11,886	7,950

	570,327	557,261

Less accumulated depreciation	282,363	268,893

	287,964	288,368

Other Assets
Goodwill	63,700	63,700
Customer relationship intangibles, less accumulated amortization of $28,336 ($27,453 in 2011)	8,564	9,447
Trademark, less accumulated amortization of $3,228 ($3,111 in 2011)	3,772	3,889
Radio spectrum licenses in service	115,866	115,866
Radio spectrum licenses not in service	16,452	16,452
Deferred charges and other assets	9,813	10,409

	218,167	219,763

	$632,423	$627,990

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

NTELOS Holdings Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2012	December 31, 2011
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$5,182	$4,412
Accounts payable	20,730	18,118
Dividends payable	8,901	8,902
Advance billings and customer deposits	10,108	10,003
Accrued compensation	2,795	5,326
Accrued interest	135	137
Deferred revenue	716	720
Income tax payable	2,045	1,776
Accrued operating taxes	2,824	2,752
Other accrued liabilities	3,342	3,605

	56,778	55,751

Long-term Liabilities
Long-term debt	453,058	453,997
Retirement benefits	26,076	27,588
Deferred income taxes	19,285	14,057
Other long-term liabilities	25,502	25,463

	523,921	521,105

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,195 shares issued and 21,193 shares outstanding (21,195 shares issued and 21,087 shares outstanding in 2011)	212	212
Additional paid in capital	59,162	60,866
Treasury stock, 2 shares at cost (108 in 2011)	(64)	(3,503)
Retained earnings	2,979	3,982
Accumulated other comprehensive loss	(9,844)	(9,973)

Total NTELOS Holdings Corp. Stockholders’ Equity	52,445	51,584
Noncontrolling interests	(721)	(450)

	51,724	51,134

	$632,423	$627,990

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2012	March 31, 2011
Operating Revenues	$110,540	$104,881

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	39,200	34,924
Customer operations	29,583	29,318
Corporate operations	7,850	7,947
Depreciation and amortization	14,907	14,388
Accretion of asset retirement obligations	149	165

	91,689	86,742

Operating Income	18,851	18,139

Other Income (Expenses)
Interest expense	(5,428)	(6,945)
Loss on interest rate derivatives	(5)	(148)
Other (expense) income, net	(57)	(1,548)

	(5,490)	(8,641)

Income from Continuing Operations before Income Taxes	13,361	9,498

Income Tax Expense	5,380	4,011

Income from Continuing Operations	7,981	5,487
Discontinued Operations, net	—	5,712

Net Income	7,981	11,199

Net Income Attributable to Noncontrolling Interests	(129)	(410)

Net Income Attributable to NTELOS Holdings Corp.	$7,852	$10,789

Earnings per Common Share Attributable to NTELOS Holdings Corp. Stockholders:
Income per share – basic
Continuing operations	$0.38	$0.24
Discontinued operations	$—	$0.28

Total	$0.38	$0.52

Income per share – diluted
Continuing operations	$0.37	$0.24
Discontinued operations	$—	$0.27

Total	$0.37	$0.51

Weighted average shares outstanding – basic	20,849	20,723
Weighted average shares outstanding – diluted	21,152	20,997

Cash Dividends Declared per Share – Common Stock	$0.42	$0.56

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2012	March 31, 2011
Net Income Attributable to NTELOS Holdings Corp.	$7,852	$10,789

Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $81 of tax ($63 in 2011)	129	99

Comprehensive Income Attributable to NTELOS Holdings Corp.	7,981	10,888

Comprehensive Income Attributable to Noncontrolling Interests	129	410

Comprehensive Income	$8,110	$11,298

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

NTELOS Holdings Corp.

(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income	$7,981	$11,199
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(5,712)
Depreciation	13,907	13,388
Amortization	1,000	1,000
Accretion of asset retirement obligations	149	165
Deferred income taxes	5,147	3,641
Loss on interest rate swap derivatives	5	148
Equity-based compensation expense	1,669	1,659
Amortization of loan origination costs and debt discount	717	724
Write off unamortized debt issuance costs related to the repricing	—	1,513
Retirement benefits and other	781	1,506
Changes in assets and liabilities from operations:
Decrease in accounts receivable	1,468	1,548
Decrease in inventories and supplies	436	1,156
Increase in other current assets	(348)	(3,249)
Changes in income taxes	269	10,479
Increase in accounts payable	2,624	2,546
Decrease in other current liabilities	(2,626)	(6,306)
Retirement benefit contributions and distributions	(2,134)	(4,164)

Net cash provided by operating activities	31,045	31,241

Cash flows from investing activities
Purchases of property, plant and equipment	(13,185)	(10,495)
Other	199	(700)

Net cash used in investing activities	(12,986)	(11,195)

Cash flows from financing activities
Debt repricing costs	—	(1,666)
Repayments on senior secured term loans	(458)	(1,900)
Cash dividends paid on common stock	(8,856)	(11,749)
Capital distributions to noncontrolling interests	(400)	(364)
Other, net	(187)	(20)

Net cash used in financing activities	(9,901)	(15,699)

Net cash provided by operating activities from discontinued operations	—	17,546
Net cash used in investing activities from discontinued operations	—	(15,652)
Net cash used in financing activities from discontinued operations	—	(579)

Net cash provided by discontinued operations	—	1,315

Increase in cash	8,158	5,662
Cash:
Beginning of period	59,950	15,187

End of period	$68,108	$20,849

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NTELOS Holdings Corp.

Note 1.	Organization

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

The Company provides digital PCS services on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint, which is referred to herein as the “Strategic Network Alliance.” Under the Strategic Network Alliance, the Company is the PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised. The Company generated 36.1% and 29.6%, respectively, of its revenue from the agreement with Sprint for the three months ended March 31, 2012 and 2011, respectively. Revenues under the agreement are the greater of $9.0 million per month or the revenues derived based on 3G and EVDO voice and data usage by Sprint on the Company’s network. There are automatic rate resets in the agreement, the provisions of which could, and do, come into question from time to time. In the event the Company believes any rate resets to be erroneous, it may dispute such resets in accordance with the procedures set forth in the agreement. The Company has disputed the data rate resets beginning with the fourth quarter of 2011, which remains unresolved as of March 31, 2012. The final outcome of this unresolved disputed item is unknown at this time; however, the Company does not believe that the final outcome will have a material impact on the Company’s consolidated financial statements.

On October 31, 2011, the Company spun-off to its stockholders its wireline business, which is now known as Lumos Networks Corp. (“Lumos Networks”) and is comprised primarily of what were the Company’s competitive wireline and rural local exchange carrier (“RLEC”) segments as reported in the Company’s consolidated financial statements in prior periods. The results of operations and operating cash flows from the former wireline business are presented as discontinued operations for the three months ended March 31, 2011. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding this transaction.

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

In connection with the Business Separation, Lumos Networks filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form 10 (the “Form 10”). As of November 1, 2011, Lumos Networks publicly trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS”. Holdings Corp. remains a public company traded on NASDAQ and continues to use the ticker symbol “NTLS.”

The results for discontinued operations were as follows:

(In thousands)	Three Months Ended March 31, 2011

Operating revenues	$50,650

Income before income taxes	9,324

Income tax expense	3,565

Income from discontinued operations	$5,712

Interest expense within income before income taxes includes an interest expense charge related to the incremental interest allocated to discontinued operations attributable to the $283.0 million mandatory debt pay down for the three months ended March 31, 2011 (Note 4).

Note 3.	Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Reverse Stock Split

All 2011 share and per-share amounts presented in this quarterly report on Form 10-Q have been adjusted for the impact of the Reverse Stock Split which occurred after the market close of October 31, 2011 in connection with the Business Separation (Note 2).

Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, NTELOS Inc. and all of its wholly-owned subsidiaries and those limited liability corporations where NTELOS Inc. or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the March 31, 2012 presentation and had no impact to the unaudited condensed consolidated financial statements.

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

The Company earns Retail and Wholesale revenues by providing access to and usage of its networks. Revenues are recognized as services are provided. Revenues for equipment sales are recognized at the point of sale. PCS handset equipment sold with service contracts are generally sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale.

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company operated retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold well below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.

The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The commercial bank that holds substantially all of the Company’s cash at March 31, 2012 has maintained a high rating by Standard & Poor’s and Moody’s. At March 31, 2012 and December 31, 2011, the Company did not have any cash equivalents. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at each of March 31, 2012 and December 31, 2011 was $9.7 million and $18.7 million, respectively. The remaining $58.4 million and $41.3 million of cash at March 31, 2012 and December 31, 2011, respectively, was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was less than $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Restricted Cash

During 2010, the Company was awarded a grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total cost of this project was $4.4 million, of which 74% ($3.3 million) was funded by a grant from the federal government. The Company was required to deposit 100% of its portion of the grant ($1.1 million) into pledged accounts in advance of any reimbursements, which could be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. This project was completed in September 2011. Restricted cash at December 31, 2011 was $0.2 million. The final reimbursement under the grant was received in January 2012 and, accordingly, restricted cash at March 31, 2012 was $0.0 million.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2012 and 2011 was $2.1 million and $2.4 million, respectively. The Company’s allowance for doubtful accounts was $15.0 million and $15.7 million as of March 31, 2012 and December 31, 2011, respectively.

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

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, radio spectrum licenses, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of March 31, 2012 that would require it to perform impairment testing.

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

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2011, none of the reporting units included in continuing operations with goodwill were at risk of failing step one of the goodwill impairment testing as the goodwill value of each reporting unit substantially exceeded its carrying value. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of its goodwill during the three months ended March 31, 2012.

The radio spectrum licenses relate primarily to PCS licenses in service in the markets that we serve. The Company utilized a market-based method in its impairment testing for these assets at October 1, 2011. The results of the Company’s testing indicated that the fair value of these intangible assets significantly exceeded their respective book value. Based on the Company’s evaluation of fair value of its radio spectrum licenses, no impairment existed as of October 1, 2011. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets during the three months ended March 31, 2012.

Intangibles with a finite life are classified as customer relationships and trademarks on the condensed consolidated balance sheets. At March 31, 2012 and December 31, 2011, customer relationships and trademarks were comprised of the following:

		March 31, 2012		December 31, 2011
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 yrs	$36,900	$(28,336)	$36,900	$(27,453)
Trademarks	15 yrs	7,000	(3,228)	7,000	(3,111)

Total		$43,900	$(31,564)	$43,900	$(30,564)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March 31, 2012 and March 31, 2011, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 was $1.0 million, respectively.

Amortization expense for the remainder of 2012 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2012	$1,991	$350	$2,341
2013	2,544	467	3,011
2014	2,544	467	3,011
2015	1,486	467	1,953
2016	—	467	467
2017	$—	$467	$467

Pension Benefits and Retirement Benefits Other Than Pensions

For the three months ended March 31, 2012 and 2011, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Service cost	$460	$753
Interest cost	372	1,018
Expected return on plan assets	(323)	(1,180)
Amortization of loss	183	141

Net periodic benefit cost	$692	$732

Pension plan assets were valued at $18.6 million at March 31, 2012, which included funding contributions in the first quarter of 2012 of $2.0 million, and $15.3 million at December 31, 2011. Defined Benefit Pension Plan net periodic cost outlined above contained $0.3 million of cost related to discontinued operations for the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Service cost	$3	$25
Interest cost	25	176

Net periodic benefit cost	$28	$201

Other Postretirement Benefit Plan net periodic cost outlined above contains $0.2 million of cost related to discontinued operations for the three months ended March 31, 2011.

The total expense recognized for the Company’s nonqualified pension plans for each of the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively, and less than $0.1 million of this expense for each respective period relates to the amortization of unrealized loss.

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

The fair value of the common stock options granted during the three months ended March 31, 2012 and 2011 were estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2012 and 2011 (Note 8) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cost of sales and services	$341	$218
Customer operations	284	292
Corporate operations	1,044	1,149

Equity-based compensation expense	$1,669	$1,659

Future charges for equity-based compensation related to instruments outstanding at March 31, 2012 for the remainder of 2012 and for the years 2013 through 2016 are estimated to be $3.5 million, $3.1 million, $1.9 million, $0.7 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. The Company applied the requirements of this ASU to its accompanying unaudited condensed consolidated financial statements for the fiscal year beginning January 1, 2012.

Note 4.	Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Senior secured term loan	$457,063	$457,294
Capital lease obligations	1,177	1,115

	458,240	458,409

Less: current portion of long-term debt	5,182	4,412

Long-term debt	$453,058	$453,997

Long-term debt, excluding capital lease obligations

On August 7, 2009, the Company refinanced its then-outstanding bank loan facilities with $670.0 million of new senior secured credit facilities (the “Senior Secured Credit Facility”) comprised of a $35.0 million revolving credit facility (the “Revolving Credit Facility”) and a $635.0 million Term Loan B (“Term Loan B”). On August 2, 2010, the Company closed on an additional $125.0 million senior incremental term loan under the Senior Secured Credit Facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund a wireline business acquisition, which closed on December 1, 2010. The Revolving Credit Facility matures in August 2014 while the Term Loan B and the Incremental Term Loan (collectively, the “Term Loans”) mature in August 2015. As of March 31, 2012, no amounts were outstanding under the Revolving Credit Facility.

On March 15, 2011, the Company entered into an amendment of its Senior Secured Credit Facility to reduce the interest rate margin and the interest rate floors applicable to the Term Loans. After the amendment, the Term Loans bear interest at a rate equal to 2.75% or 3.00%, depending on the Company’s leverage ratio, above the Eurodollar rate (subject to a 1.00% floor on the Eurodollar rate) or 1.75% or 2.00%, depending on the Company’s leverage ratio, above the base rate (subject to a 2.00% floor on the base rate). Loans under the Revolving Credit Facility continue to bear interest at either 2.50% above the base rate (subject to 3.00% floor on the base rate) or 3.50% above the Eurodollar rate (subject to a 2.00% floor on the Eurodollar rate). Repricing costs associated with the amendment were $1.7 million. Additionally, $1.1 million of deferred issuance cost and $0.4 million of debt discount were written off in connection with this repricing.

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

The Senior Secured Credit Facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors. The Senior Secured Credit Facility also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At March 31, 2012, NTELOS Inc.’s leverage ratio (as defined under the credit agreement) was 3.38:1.00 and its interest coverage ratio (as defined) was 7.37:1.00. The credit agreement requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00.

The Senior Secured Credit Facility has a general restricted payments basket which can be used to make certain restricted payments, as defined under the Senior Secured Credit Facility, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the Senior Secured Credit Facility, the restricted payments basket was contractually reset to $25.0 million on October 31, 2011 in connection with the Business Separation. Following the Business Separation, the automatic quarterly increase to the restricted payments basket was reset to $6.5 million (the first of which occurred on January 1, 2012). The basket is also increased by an additional quarterly amount equal to 50% (75%, if our leverage ratio is below 2.75:1.00) of the amount that our calculated Excess Cash Flow (as defined in the Senior Secured Credit Facility) for such fiscal quarter exceeds $10.0 million, and is decreased by any actual restricted payments, including dividend payments and stock repurchases, in accordance with the terms of the Senior Secured Credit Facility. As a result of the Company’s Excess Cash Flow for the fourth quarter of 2011, there were no additions to the restricted payments basket. The balance of the restricted payments basket as of March 31, 2012 was $40.3 million. Based on the calculated Excess Cash Flow for the 1st quarter of 2012, the excess cash addition for the first quarter of 2012 will be $4.4 million.

In connection with the refinancing and repricing of the Senior Secured Credit Facility described above, the Company deferred issuance and repricing costs of approximately $15.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the quarter ended March 31, 2012 and 2011 was $0.6 million and $0.4 million, respectively.

The discounts related to the Term Loans noted above are being accreted to the Term Loans using the effective interest method over the life of the debt and are reflected in interest expense in the unaudited condensed consolidated statement of operations. Accretion for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.2 million, respectively.

The aggregate maturities of long-term debt outstanding at March 31, 2012, excluding capital lease obligations, based on the contractual terms of the instruments are $3.5 million for the remainder of 2012, $4.7 million per year in 2013 and 2014 and $447.5 million in 2015.

The Company’s blended average interest rate on its long-term debt for the three months ended March 31, 2012 and 2011 was approximately 4.7% and 4.0%, respectively.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2012, the carrying value and accumulated depreciation of these assets was $3.0 million and $1.5 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.2 million. As of March 31, 2012, the principal portion of these capital lease obligations is due as follows: $0.4 million for the remainder of 2012, $0.3 million in 2013, $0.3 million in 2014, and $0.2 million in 2015.

Note 5.	Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$4,712	$10,615
Cash received from income tax refunds	—	9,750
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	3,211	2,729
Borrowings under capital leases	249	202
Dividend declared not paid	$8,901	$11,784

The amount of interest capitalized in the three months ended March 31, 2012 and 2011 was immaterial.

Note 6.	Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the unaudited condensed consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair values of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions. The following is a summary by balance sheet category:

Long-Term Investments

At March 31, 2012 and December 31, 2011, the Company had an investment in CoBank, ACB (“CoBank”) of $1.4 million. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Senior Secured Credit Facility held by CoBank. This investment is carried under the cost method at March 31, 2012 and December 31, 2011 as it is not practicable to estimate fair value.

Interest Rate Derivatives

In accordance with the requirement of the Senior Secured Credit Facility, in the fourth quarter of 2010 the Company purchased an interest rate cap for $0.4 million with a notional amount of $320.0 million. The interest rate cap reduces the Company’s exposure to changes in the three month U.S. Dollar LIBOR by capping the rate at 3.0%. The value of the interest rate cap as of March 31, 2012 and December 31, 2011, respectively, was immaterial. The interest rate cap agreement ends in August 2012.

The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore the change in market value of the cap agreement is recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded an immaterial loss on the interest rate cap for the three months ended March 31, 2012 due to a decline in its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
March 31, 2012
Nonderivatives:
Financial assets:
Cash	$68,108		$68,108	$68,108
Long-term investments for which it is not practicable to estimate fair value	N/A		1,433	N/A
Financial liabilities:
Senior credit facility	460,380		457,063	458,078
Capital lease obligations	1,177		1,177	1,177
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$—	$—
December 31, 2011
Nonderivatives:
Financial assets:
Cash	$59,950		$59,950	$59,950
Long-term investments for which it is not practicable to estimate fair value	N/A		1,403	N/A
Financial liabilities:
Senior credit facility	460,838		457,294	453,925
Capital lease obligations	1,115		1,115	1,115
Derivative relating to debt:
Interest rate cap asset	$320,000	*	$5	$5

*	Notional amount

The fair value of the Senior Secured Credit Facility was derived based on a quoted trading price at March 31, 2012 and December 31, 2012, as applicable. The fair value of the derivative instrument is based on a quoted market price. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 7.	Stockholders’ Equity

On April 26, 2012, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on July 11, 2012 to stockholders of record on June 15, 2012.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during the three months ended March 31, 2012 or during the years ended December 31, 2011 and 2010, respectively, under the authorization. Additionally, during 2011 the Company repurchased $0.1 million of restricted common stock, which was repurchased to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Numerator:
Income applicable to common shares for earnings-per-share computation	$7,852	$10,789

Denominator:
Total shares outstanding	21,193	21,050
Less: unvested shares	(327)	(287)
Less: effect of calculating weighted average shares	(17)	(40)

Denominator for basic earnings per common share – weighted average shares outstanding	20,849	20,723
Plus: weighted average unvested shares	283	252
Plus: common stock equivalents of stock options exercised	20	22

Denominator for diluted earnings per common share – weighted average shares outstanding	21,152	20,997

For the three months ended March 31, 2012 and 2011, the denominator for diluted earnings per common share excludes approximately 1,373,000 shares and 110,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2012:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	21,195	108	$212	$60,866	$(3,503)	$3,982	$(9,973)	$51,584	$(450)	$51,134
Equity-based compensation				1,431				1,431		1,431
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised		(106)		(3,135)	3,439			304		304
Cash dividends declared ($0.42 per share)						(8,855)		(8,855)		(8,855)
Capital distribution to noncontrolling interests									(400)	(400)
Net income attributable to NTELOS Holdings Corp.						7,852		7,852		7,852
Other Comprehensive Income							129	129		129
Comprehensive income attributable to noncontrolling interests									129	129

Balance, March 31, 2012	21,195	2	$212	$59,162	$(64)	$2,979	$(9,844)	$52,445	$(721)	$51,724

Changes in Accumulated Other Comprehensive Loss

(in thousands)	Benefit Plans

Balance, December 31, 2011	$(9,973)

Amortization of unrealized loss from defined benefit plans, net of $81 of deferred income taxes	129

Balance, March 31, 2012	$(9,844)

Note 8.	Stock Plans

The Company has employee equity incentive plans (referred to as the “Employee Equity Incentive Plans”) administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plans are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

During the three months ended March 31, 2012, the Company issued 575,310 stock options under the Employee Equity Incentive Plan and 31,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plan vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. No options expired during the period. Additionally, during the three months ended March 31, 2012, the Company issued 87,723 shares of restricted stock under the Employee Equity Incentive Plan and 10,305 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plan generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations. For more details on these Black-Scholes assumptions, see Note 8 contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The fair value of each restricted stock award is based on the closing price of the Company’s common stock on the grant date.

The summary of the activity and status of the Company’s stock option awards for the three months ended March 31, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,068	$22.80
Granted during the period	606	22.98
Exercised during the period	—	14.57
Forfeited during the period	(3)	22.65

Outstanding at March 31, 2012	1,671	$22.87	8.5 years	$220

Exercisable at March 31, 2012	559	$22.85	6.8 years	$216

Total expected to vest as of March 31, 2012	1,001	$22.88		$4

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2012 and 2011 was $3.60 and $4.29, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was less than $0.1 million, respectively. The total fair value of options that vested during the three months ended March 31, 2012 and 2011 was $0.8 million and $1.5 million, respectively. As of March 31, 2012, there was $4.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2012	252	$22.65
Granted during the period	98	22.73
Vested during the period	(20)	22.54
Forfeited during the period	(3)	22.53

Restricted stock outstanding at March 31, 2012	327	$22.53

As of March 31, 2012, there was $5.0 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.11 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which commenced in July 2006 with 100,000 shares available. Effective in 2010, shares purchased under this plan have been and will continue to be issued from the treasury stock balance. If treasury shares are not available, new common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the three months ended March 31, 2012 and 2011, 526 shares and 1,703 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in the three months ended March 31, 2012 or 2011.

Note 9.	Income Taxes

Income tax expense for the three months ended March 31, 2012 was $5.4 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $1.0 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of March 31, 2012. In addition, the Company expects to realize an NOL in 2012 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $8.8 million. Based on the IRC 382 Limit, the Company expects that $130.4 million of these prior NOLs will be available for us as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2009-2012 and 2008-2012, respectively.

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

The Company periodically disputes network access charges that we are assessed by other companies that we interconnect with and are involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s unaudited condensed consolidated financial statements.

The Company has purchase commitments relating to network capital expenditures, handsets and other materials to support operations that as of March 31, 2012 commits the Company to expend approximately $108.5 million over the next three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are a leading regional provider of wireless communications services to consumers and businesses primarily in Virginia, West Virginia and parts of Maryland, Pennsylvania, Ohio and Kentucky. Our primary services are wireless digital personal communications services (“PCS”).

Our Business

Our wireless operations are composed of an NTELOS-branded retail business and a wholesale business which primarily relates to an exclusive contract with Sprint. We believe our regional focus, contiguous service area and leveraged use of our network via our wholesale contract with Sprint provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. As of March 31, 2012, our wireless retail business had approximately 421,318 NTELOS retail subscribers, representing a 7.1% penetration of our total covered population. As of March 31, 2012, 1,171 (approximately 86%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an agreement with Sprint Spectrum L.P. to act as their exclusive wholesale provider of network services through July 31, 2015. Under this arrangement, which we refer to as the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers. For the three months ended March 31, 2012 and 2011, we realized wireless wholesale revenues of $40.9 million and $32.4 million, respectively. Of this total for the three months ended March 31, 2012 and 2011, $39.9 million and $31.0 million, respectively, related to the Strategic Network Alliance. Revenues from this contract exceeded the monthly minimum beginning in October 2010 and we expect that it will continue to do so for the foreseeable future. If Sprint were to lose subscribers in our territory or take steps, such as throttling data usage or changing its data pricing structure, our revenue could be negatively impacted. In addition, there are automatic rate resets in the agreement, the provisions of which could, and do, come into question from time to time. In the event we believe any rate resets to be erroneous, we may dispute such resets in accordance with the procedures set forth in the agreement. We disputed the data rate resets beginning with the fourth quarter of 2011, which remain unresolved as of March 31, 2012. The final outcome of this unresolved disputed item is unknown at this time; however, we do not believe that the final outcome will have a material impact on our consolidated financial statements.

We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. Additionally, we are continuing to improve our handset offerings and recently launched the Apple iPhone. We have also refined plans, features and improved communication to customers. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.

We are committed to refining our distribution strategy with respect to both prepay and postpay sales. We have expanded our indirect distribution channel by using master agents and exclusive dealers, thus increasing both the points of distribution and the quality of the indirect locations. This will continue for the remainder of 2012. We have also focused resources on improving our direct distribution channel by adjusting the number of stores, store locations, and upgrade retrofits to the appearance and customer service functionality of our retail space. We believe these changes will improve prepay and postpay sales productivity. Postpay sales through Company operated stores relocated or retrofitted in the last six months of 2011 were up 17% year over year in first quarter 2012, compared to a 4% decline for overall postpay in the first quarter. During 2011, we relocated six Company managed stores and retrofitted 14 other Company operated stores while focusing on improving the customer experience. We plan to complete upgrading our Company operated locations in 2012. At March 31, 2012, 59% of retail outlets have been upgraded to a new merchandising scheme that included an updated service, accessory, and device presentation format.

The current economic climate and increased competition has contributed to a decline in subscribers from March 31, 2011 of 1.9%, mostly related to the loss of postpay customers. The postpay customer base declined 5.2% from March 31, 2011, while the prepay base expanded 5.8% for the same time period. In an effort to reduce future customer churn, we have engaged efforts in predictive analytics to identify high-risk churn areas within our customer base.

We continue to face risks to our competitive “value” position in the postpay market, through aggressive smartphone nationwide unlimited voice plans by competitors such as AT&T, Verizon, Sprint, T-Mobile and US Cellular. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. This issue is exacerbated by the launch of 4G /LTE services by our competitors in some of our larger markets (Richmond, Hampton Roads, Charleston and Roanoke).

We also expect the competition with prepaid products to remain intense as competitors have targeted this segment as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (MVNOs operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10, Simple Mobile, and Page Plus, actively compete for prepay customers in our market. Many of these competitors have access to big box retailers that are unavailable to us. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans for less than $50 per month. To remain competitive with our prepaid product offerings, we continually modify our FRAWG Unlimited Wireless prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. We then followed with a price reduction on our Unlimited Everything plan which accounts for 74% of all prepay customers. We also continue to offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract,” low cost service that has a minimum number of plans, offers attractive features, including smartphone options and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans that appeal to higher priced smartphone customers. This resulted in a 61.0% smartphone take rate in the first quarter of 2012 and an ending penetration of 35.4%.

Average monthly revenue per handset/unit in service (“ARPU”) increased in the first quarter of 2012 to $49.06 up from $48.57 in the fourth quarter of 2011 and is expected to continue to increase throughout the remainder of 2012 due to introduction of new plans on postpay and continued penetration of smartphones on both postpay and prepay. Data ARPU and data revenue are expected to continue to grow throughout the remainder of 2012 due to the continued increase in data plan penetration and usage escalating from our EV-DO deployment. Our introduction of the Apple iPhone on April 20, 2012 is expected to also serve as a catalyst in Data ARPU growth through increased rate plan pricing, as well as increased smartphone penetration. Data plan growth follows the percentage growth of customers with smartphones in relation to total customers, with this percentage increasing from 14.3% as of March 31, 2011 to 39.8% as of March 31, 2012 (and postpay growing from 18.3% as of March 31, 2011 to 41.9% as of March 31, 2012).

Market Risks

We expect many of the market risk factors which affected our results of operations in 2011 to continue to affect our results of operations in 2012. Additionally, we expect the impact of increased competition that we experienced throughout 2011 to continue in 2012.

Other Overview Discussion

To supplement our financial statements presented under U.S. generally accepted accounting principles (“U.S. GAAP”) throughout this document we reference non-GAAP measures, such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

Wireless ARPU is a telecommunications industry metric that measures service revenues per period divided by the average number of subscribers during that period. ARPU as defined below may not be similar to ARPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our wireless rate plans and service offerings and our performance in attracting and retaining high-value wireless customers.

The table below provides a reconciliation of operating revenue to subscriber revenues used to calculate average monthly ARPU for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(dollars in thousands, other than average monthly ARPU data)	2012	2011
Operating revenues	$110,540	$104,881
Less: equipment revenues from sales to new customers	(3,874)	(2,104)
Less: equipment revenues from sales to existing customers	(4,403)	(4,759)
Less: wholesale, other & adjustments	(40,836)	(32,289)

Retail subscriber revenues	$61,427	$65,729

Average number of subscribers	417,195	431,309
Total average monthly ARPU	$49.08	$50.80

Retail subscriber revenues	$61,427	$65,729
Less: voice and other features revenues	(37,579)	(46,921)

Retail subscriber data revenues	$23,848	$18,808

Average number of subscribers	417,195	431,309
Total data average monthly ARPU	$19.05	$14.54

Operating Revenues

Our revenues are generated from the following categories:

•	retail revenue; consisting of subscriber revenues from network access, data services, feature services and equipment revenues; and

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

Discontinued Operations, net

Discontinued operations reflect the results of our former wireline segment for the three months ended March 31, 2011. Additional information regarding our discontinued operations can be found in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

Our Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to a 2.0 million populated area in central and western Virginia, has a 3% noncontrolling interest.

The VA Alliance incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three months ended March 31, 2012 or 2011. The VA Alliance made $0.4 million and $0.4 million of capital distributions to the minority owners during the three months ended March 31, 2012 and 2011, respectively.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Operating revenues increased $5.7 million, or 5.4%, from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase was driven by an $8.5 million increase in wholesale and other revenues, partially offset by a $2.8 million decline in retail revenues.

Operating income increased $0.8 million, or 4.4%, from the first three months of 2011 due to the increase in operating revenues, partially offset by the increased operating expenses of $4.9 million. The increase in operating expenses was due principally to increases in the cost of sales and service and customer operations expenses. Corporate operations expenses decreased slightly.

Net income attributable to NTELOS Holdings Corp. decreased $2.9 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. Other expenses (net of other income) decreased by $3.2 million relating to $1.6 of corporate financing fees in March, 2011 and a decrease in interest expense. Income tax expense increased $1.4 million as a result of an increase in pretax income. The first quarter of 2011 contains $5.7 million of income from discontinued operations, while the first quarter 2012 does not reflect results from discontinued operations.

OPERATING REVENUES

The following table identifies our operating revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Operating Revenues	2012	2011	$ Variance	% Variance
(dollars in thousands)
Retail Revenue	69,237	72,065	(2,828)	(3.9%)
Wholesale and Other Revenue	41,303	32,816	8,487	25.9%

Total	$110,540	$104,881	$5,659	5.4%

Revenues increased $5.7 million from the three months ended March 31, 2011 to the three months ended March 31, 2012 primarily due to an $8.5 million, or 25.9%, increase in wholesale and other revenues. This increase was primarily offset by a decrease in our retail subscriber service revenue of $4.2 million, or 6.5%, partially offset by an increase in equipment revenues of $1.4 million, or 20.6%.

Retail Revenue

Subscriber service revenues reflected a net subscriber loss of approximately 14,000 subscribers, or 3.3%, from an average of approximately 431,000 subscribers during the three months ended March 31, 2011 to an average of approximately 417,000 subscribers for the three months ended March 31, 2012. During the second half of 2011, we introduced several initiatives to increase subscriber net additions, including improved targeting of high value, long term customers; as a result, net subscribers stabilized during the first quarter of 2012 as subscriber losses were more than offset by subscriber gains during the period.

Voice and other feature revenues, excluding data revenues, were lower in the first three months of 2012 than in the first three months of 2011 by $9.2 million due to a number of factors, including the decrease in the subscriber base and a 17.2% decline in ARPU for these services due to competitive pricing reductions and a shift in customer preferences to more data-centric services. Partially offsetting the decrease in voice revenue was an increase in data revenue of $4.9 million compared to the same period in 2011. Underlying this 27.0% growth in data revenue was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to a near tripling of the customer base with smartphones, from 14.3% as of March 31, 2011, to 39.8% as of March 31, 2012.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased $8.8 million, or 28.5%, from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase reflects increased data usage, measured in Megabytes, which grew 121.4% period over period, as the use of smartphones and data devices proliferated and Sprint subscribers in our territory increased. Roaming revenues from carriers other than Sprint declined $0.3 million in the first three months of 2012 compared to the first three months of 2011.

OPERATING EXPENSES

The following table identifies our operating expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Operating Expenses	2012	2011	$ Variance	% Variance
(dollars in thousands)
Cost of sales and service	39,200	34,924	4,276	12.2%
Customer operations	29,583	29,318	265	0.9%
Corporate operations	7,850	7,947	(97)	(1.2%)
Depreciation and amortization	14,907	14,388	519	3.6%
Accretion of asset retirement obligations	149	165	(16)	(9.7%)

Total operating expenses	$91,689	$86,742	$4,947	5.7%

Operating expenses increased in the first three months of 2012 compared to the same period in 2011 by $4.9 million, or 5.7%, due primarily to an increase in costs of sales and service. Equipment cost of sales increased $2.1 million, or 24.2%, due to the combination of higher average cost per unit linked to the mix of smartphones and a 7.2% increase in gross customer additions. These costs were partially offset by a $1.4 million, or 20.6%, increase in equipment revenues. Network access and cell site expenses increased $1.4 million, or 10.3%, over the comparative three months related to additional access connectivity to support high-speed data over the EV-DO network, strong growth in data usage by subscribers and a 3.8% increase in the number of cell sites as of March 31, 2012 over March 31, 2011. Agent commissions increased $0.9 million, or 57.8%, due to a 46.7 % increase in indirect sales compared to the first three months of 2011. We expect this to continue to increase throughout the remainder of 2012, although at a slower rate, as we further develop this distribution channel. Other operating expense increases include advertising and sales incentive programs, roaming, materials and supplies, general and administrative expenses. These other operating expenses collectively increased $2.2 million over the three months ended March 31, 2011. Corporate services that were allocated to discontinued operations in the three months ending March 31, 2011 totaled $1.9 million.

Primarily offsetting the operating expense increases described above was a decrease in retention expense of $1.1 million, or 12.7%, due to a reduction in service credits, handset upgrades and exchanges. The $0.8 million reduction in service credits was due primarily to implementation of new policies in late fourth quarter 2011. Other expense reductions included a $0.9 million decrease in compensation and benefits, partially due to the Business Separation, and decreases in contracted services, bank fees and bad debt that each declined $0.3 million respectively. The decline in bad debt expense was tied to a reduction in total accounts receivable and improvement in the aging.

Cost of Sales and Service—Cost of sales and service increased $4.3 million, or 12.2%, over the three months ended March 31, 2011. Equipment cost of sales increased $2.1 million as discussed above. The remainder of the increase was due to a $1.4 million increase in network access and cell site expenses also described above, and a $0.8 million increase in data roaming costs related to the growth of smart phones. Customers using smartphones represented 39.8% of subscribers as of March 31, 2012 versus 14.3% at the end of the prior year comparative period. The increase in data roaming was partially offset by a $0.5 million reduction in voice roaming tied to strategic cell site expansion projects.

Customer Operations—Customer operations expense increased $0.3 million, or 0.9%, from the first three months of 2011 to the first three months of 2012. The $1.1 million reduction in retention expense discussed above was more than offset by the $0.9 million increase in agent commissions and $1.1 million increase in advertising and sales incentives, also discussed above. Other areas of cost reduction for the three months ended March 31, 2012 included bank and collection fees, postage and freight, and roamer administration totaling $0.5 million.

Corporate Operations—Corporate operations expense decreased $0.1 million, or 1.2%, from the first three months of 2011 to the first three months of 2012. There is $1.4 million of corporate expenses allocated to discontinued operations in the first three months of 2011. Offsetting the increase was a related decrease in contracted services of $0.6 million for transition services provided under the Transition Services Agreement, a $0.4 million decrease in compensation and benefits versus the prior year comparative period and $0.5 million in various other changes.

Depreciation and Amortization—Depreciation and amortization expenses increased $0.5 million, or 3.6%, from the first three months of 2011 to the first three months of 2012.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments decreased $1.7 million, or 21.3%, from the first three months of 2011 due primarily to the re-pricing amendment on the Senior Secured Credit Facility on March 15, 2011. The re-pricing reduced the rate from LIBOR (with a 2% floor) plus 3.75% to LIBOR (with a 1% floor) plus 3%.

Other income (expenses) changed favorably from expense of $1.5 million for the three months ended March 31, 2011 to expense of less than $0.1 million for the three months ended March 31, 2011. The net decrease was primarily caused by a $1.5 million charge in the first three months of 2011 related to the write off of previously deferred financing fees in connection with the March 15, 2011 re-pricing amendment.

INCOME TAXES

Income tax expense for the three months ended March 31, 2012 and 2011 was $5.4 million and $4.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, and other non-deductible compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $1.0 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of March 31, 2012. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $8.8 million. Based on the IRC 382 Limit, the Company expects that $130.4 million of these prior NOLs will be available for use as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. In addition, the Company expects to realize an NOL in 2012 as result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the three months ended March 31, 2012 and 2011, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. We believe our cash generated from operations will continue to fund our working capital requirements, capital expenditures, interest costs, cash dividends and required debt principal payments prior to maturity. As of March 31, 2012 we had $68.1 million of cash, of which $9.7 million is held by Holdings Corp and thus not restricted for certain payments by the credit agreement. The balance of $58.4 million was held in non-interest bearing deposit accounts which are fully insured by the FDIC.

As of March 31, 2012, we had $523.9 million in aggregate long term liabilities, consisting of $452.4 million in outstanding long-term debt ($460.4 million less the current portion of $4.7 million and net of a $3.3 million discount) and approximately $70.8 million in other long-term liabilities consisting of retirement benefits, deferred income taxes and asset retirement obligations.

In addition to the long-term debt from the credit agreement, we also enter into capital leases on vehicles and equipment used in our operations with lease terms of four to five years. At March 31, 2012, the net present value of these future minimum lease payments was $1.2 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments are $3.5 million for the remainder of 2012, $4.7 million per year in 2013 and 2014 and $447.4 million in 2015.

We have a restricted payments basket under the terms of the credit agreement which can be used to make certain restricted payments, including the ability to pay dividends and repurchase stock. The restricted payment basket is increased by $6.5 million per quarter plus an additional quarterly amount for calculated excess cash flow, based on the definition in the credit agreement, and is decreased by any actual dividend or other restricted payments. The additional quarterly amount for calculated excess cash flow amounted to $4.4 million for the three months ended March 31, 2012, which will be added to the basket in the second quarter of 2012. The balance of the basket as of March 31, 2012 was $40.3 million. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or repurchase our common stock. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. credit agreement.

Under the credit agreement, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the NTELOS Inc. senior secured credit facilities. As of March 31, 2012, we are in compliance with all of our debt covenants, and our ratios at March 31, 2012 are as follows:

	Actual	Covenant Requirement at March 31, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.38	Not more than 4.00
Minimum interest coverage ratio	7.37	Not less than 3.00

Significant Sources of Cash

Our cash flow from operating activities for the three months ended March 31, 2012 of $31.0 million was slightly lower that the cash flow from operating activities of $31.2 million for the three months ended March 31, 2011. Net income from continuing operations for the three months ended March 31, 2012 provided an additional $2.5 million of cash from operations compared to the same period last year. Changes in working capital produced approximately $1.8 million of cash during the three months ended March 31, 2012. This was primarily the result of a reduction in receivables of approximately $1.5 million and an increase in trade payables of approximately $2.6 million partially offset by a decrease in accrued compensation of $2.5 million. During the three months ended March 31, 2011 working capital consumed approximately $3.6 million in cash which was primarily the result of the payment of $8.8 million of accrued compensation partially offset by reductions in receivables and inventory of approximately $1.5 million and $1.2 million, respectively, and an increase in trade payables of approximately $2.6 million. In addition, during the three months ended March 31, 2011, we received a refund of approximately $9.8 million of net estimated tax overpayments from the third quarter of 2010 due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter estimated tax payment. The $2.0 million reduction in retirement benefit contributions for the three months ended March 31, 2012 compared to the same period last year is reflective of the effect of the Business Separation on our defined benefit pension plan.

Significant Uses of Cash

As we continue to expand our network coverage and capacity within our coverage area, we invested $13.2 million in capital expenditures for the three months ended March 31, 2012. This was higher than the $10.5 million of capital expenditures for the same period last year. Included in the capital spending for the three months ended March 31, 2012 was approximately $4.3 million of continued network coverage expansion and enhancements within our coverage area, approximately $5.9 million of expenditures for additional capacity to support our projected growth, and approximately $3.0 million to maintain our existing networks and other business needs. Our cash flows used in investing activities for the three months ended March 31, 2011 also included a $0.7 million receivable from Rural Utilities Service (“RUS”) for the grant portion of capital spent on the projects during the same time period.

We paid dividends of $0.42 per share during the three months ended March 31, 2012, totaling $8.6 million, which was lower than the pre Business Separation dividend of $0.56 per share, totaling $11.7 million paid during the three months ended March 31, 2011. On April 26, 2012, the board of directors declared a dividend in the amount of $0.42 per share which is to be paid on July 11, 2012 to stockholders of record on June 15, 2012. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. As discussed earlier in this section, amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Credit Agreement.

We believe that our current cash balances of $68.1 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, cash dividend payments and stock repurchases through our stock repurchase plan discussed above for the next 24 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35.0 million revolving credit facility and could seek additional financing in the future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The Company is required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The application of this ASU did not have a significant impact on our financial statements and disclosure for the first quarter of 2012.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company applied the requirements of this ASU to its financial statements for the fiscal year beginning January 1, 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of March 31, 2012, $457.1 million was outstanding under the Senior Secured Credit Facility. As of March 31, 2012, NTELOS Inc. had a leverage ratio of 3.38:1.00, and an interest coverage ratio of 7.37:1.00, both of which are favorable to any future covenant requirement. On March 15, 2011, the Company entered into an amendment of its Senior Secured Credit Facility to reduce the interest rate margin and the interest rate floors applicable to the Term Loans. After the amendment, the Term Loans bear interest at a rate equal to 2.75% or 3.00%, depending on the Company’s leverage ratio, above the Eurodollar rate (subject to a 1.00% floor on the Eurodollar rate) or 1.75% or 2.00%, depending on the Company’s leverage ratio, above the base rate (subject to a 2.00% floor on the base rate). Loans under the Revolving Credit Facility bear interest at either 2.50% above the base rate (subject to 3.00% floor on the base rate) or 3.50% above the Eurodollar rate (subject to a 2.00% floor on the Eurodollar rate). We have other fixed rate, long-term debt in the form of capital leases totaling $1.2 million as of March 31, 2012.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the NTELOS Inc. Senior Secured Credit Facility. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.0%. We have interest rate risk on borrowings under the Senior Secured Credit Facility in excess of the $320.0 million covered by the cap agreement ($140.4 million at March 31, 2012). The cap agreement ends in August 2012.

At March 31, 2012, our financial assets included unrestricted cash of $68.1 million. Securities and investments totaled $1.4 million at March 31, 2012.

The following sensitivity analysis indicates the impact at March 31, 2012, on the fair value of certain financial instruments, which are potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$457,063	$458,078	$464,215	$452,032
Capital lease obligations	1,177	1,177	1,295	1,060

A ten percent increase or decrease in interest rates would result in a change of $0.7 million in interest expense for the remainder of 2012, computed using the 1% LIBOR floor stipulated in our senior secured credit facility. Interest on our senior credit facility is calculated at the higher of LIBOR rate or 1% plus 3.00%. Actual LIBOR rates at March 31, 2012 were well below 1% and thus, a 10% change in the actual LIBOR rate from the rate at March 31, 2012 would result in no change in interest expense in 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 14 to 25) in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the first quarter of 2012. As of March 31, 2012, the approximate dollar value of shares that may yet be purchased under the plan is $23.1 million.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Employment Agreement, dated August 17, 2011, between NTELOS Holdings Corp. and Brian J. O’Neil

10.2*	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Robert L. McAvoy, Jr.

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Stebbins B. Chandor, Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Stebbins B. Chandor, Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 1, 2012	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President

Dated: May 1, 2012	By:	/s/ Stebbins B. Chandor, Jr.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary