Form 10-Q
period 2012-06-30
NTELOS HOLDINGS CORP
filed 2012-08-03
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

There were 21,231,319 shares of the registrant’s common stock outstanding as of the close of business on July 31, 2012.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2012	December 31, 2011
Assets

Current Assets
Cash	$56,210	$59,950
Restricted cash	—	199
Accounts receivable, net of allowance of $13,762 ($15,666 in 2011)	44,307	36,292
Inventories and supplies	12,742	7,570
Other receivables	2,448	2,587
Prepaid expenses and other	13,210	11,858

	128,917	118,456

Securities and Investments	1,486	1,403

Property, Plant and Equipment
Land and buildings	33,209	32,119
Network plant and equipment	436,815	423,171
Furniture, fixtures and other equipment	95,543	94,021

Total in service	565,567	549,311
Under construction	15,130	7,950

	580,697	557,261

Less accumulated depreciation	288,331	268,893

	292,366	288,368

Other Assets
Goodwill	63,700	63,700
Customer relationships, less accumulated amortization of $29,054 ($27,453 in 2011)	7,846	9,447
Trademarks, less accumulated amortization of $3,344 ($3,111 in 2011)	3,656	3,889
Radio spectrum licenses in service	115,866	115,866
Radio spectrum licenses not in service	16,456	16,452
Deferred charges and other assets	9,227	10,409

	216,751	219,763

	$639,520	$627,990

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)	June 30, 2012	December 31, 2011
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$5,139	$4,412
Accounts payable	18,974	18,118
Dividends payable	8,916	8,902
Advance billings and customer deposits	10,549	10,003
Accrued expenses	12,455	9,068
Deferred revenue	628	720
Income tax payable	842	1,776
Accrued operating taxes	3,222	2,752

	60,725	55,751

Long-term Liabilities
Long-term debt	452,130	453,997
Retirement benefits	26,561	27,588
Deferred income taxes	23,082	14,057
Other long-term liabilities	26,286	25,463

	528,059	521,105

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,234 shares issued and 21,233 shares outstanding (21,195 shares issued and 21,087 shares outstanding in 2011)	212	212
Additional paid in capital	60,822	60,866
Treasury stock, at cost, 1 share (108 shares in 2011)	(14)	(3,503)
Retained earnings (accumulated deficit)	(331)	3,982
Accumulated other comprehensive loss	(9,712)	(9,973)

Total NTELOS Holdings Corp. Stockholders’ Equity	50,977	51,584
Noncontrolling interests	(241)	(450)

	50,736	51,134

	$639,520	$627,990

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Revenues	$111,585	$104,348	$222,125	$209,229

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	41,793	34,908	80,993	69,832
Customer operations	29,808	29,960	59,391	59,278
Corporate operations	8,159	7,059	16,009	15,006
Depreciation and amortization	15,101	15,008	30,008	29,396
Accretion of asset retirement obligations	151	162	300	327

	95,012	87,097	186,701	173,839

Operating Income	16,573	17,251	35,424	35,390

Other Income (Expense)
Interest expense	(5,433)	(5,464)	(10,861)	(12,409)
Loss on interest rate derivatives	—	(103)	(5)	(251)
Other (expense) income, net	(44)	(75)	(101)	(1,623)

	(5,477)	(5,642)	(10,967)	(14,283)

Income from Continuing Operations before Income Taxes	11,096	11,609	24,457	21,107

Income Taxes	4,609	5,311	9,989	9,322

Income from Continuing Operations	6,487	6,298	14,468	11,785
Discontinued Operations, net	—	6,901	—	12,613

Net Income	6,487	13,199	14,468	24,398

Net Income Attributable to Noncontrolling Interests	(881)	(431)	(1,010)	(841)

Net Income Attributable to NTELOS Holdings Corp.	$5,606	$12,768	$13,458	$23,557

Earnings per Share Attributable to NTELOS Holdings Corp.:
Basic
Continuing operations	$0.27	$0.28	$0.64	$0.53
Discontinued operations	—	0.33	—	0.61

Total	$0.27	$0.61	$0.64	$1.14

Diluted
Continuing operations	$0.26	$0.28	$0.63	$0.52
Discontinued operations	—	0.33	—	0.60

Total	$0.26	$0.61	$0.63	$1.12

Weighted average shares outstanding – basic	20,887	20,778	20,868	20,751

Weighted average shares outstanding – diluted	21,334	21,066	21,291	21,032

Cash Dividends Declared per Share – Common Stock	$0.42	$0.56	$0.84	$1.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income Attributable to NTELOS Holdings Corp.	$5,606	$12,768	$13,458	$23,557

Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $85 and $166 of taxes in 2012, respectively ($64 and $127 in 2011, respectively)	132	100	261	199

Comprehensive Income Attributable to NTELOS Holdings Corp.	5,738	12,868	13,719	23,756

Comprehensive Income Attributable to Noncontrolling Interests	881	431	1,010	841

Comprehensive Income	$6,619	$13,299	$14,729	$24,597

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income	$14,468	$24,398
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(12,613)
Depreciation	28,174	27,396
Amortization	1,834	2,000
Accretion of asset retirement obligations	300	327
Deferred income taxes	9,362	8,803
Loss on interest rate swap derivatives	5	251
Equity-based compensation	3,205	3,236
Amortization of loan origination costs and debt discount	1,660	1,634
Write off unamortized debt issuance costs related to the repricing	—	1,513
Retirement benefits and other	1,672	3,856
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,015)	(5,794)
Increase in inventories and supplies	(5,172)	(1,499)
Increase in other current assets	(1,261)	(2,639)
Changes in income taxes	(934)	9,759
Increase in accounts payable	892	2,118
Changes in other current liabilities	4,433	(4,522)
Retirement benefit contributions and distributions	(2,272)	(4,219)

Net cash provided by operating activities	48,351	54,005

Cash flows from investing activities
Purchases of property, plant and equipment	(31,700)	(27,559)
Other	115	(2,504)

Net cash used in investing activities	(31,585)	(30,063)

Cash flows from financing activities
Debt repricing costs	—	(1,666)
Repayments on senior secured term loans	(1,637)	(3,800)
Cash dividends paid on common stock	(17,757)	(23,533)
Capital distributions to noncontrolling interests	(801)	(709)
Other, net	(311)	311

Net cash used in financing activities	(20,506)	(29,397)

Net cash provided by operating activities from discontinued operations	—	37,095
Net cash used in investing activities from discontinued operations	—	(33,705)
Net cash used in financing activities from discontinued operations	—	(757)

Net cash provided by discontinued operations	—	2,633

Decrease in cash	(3,740)	(2,822)
Cash, beginning of period	59,950	15,187

Cash, end of period	$56,210	$12,365

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P., a Delaware limited partnership (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance.” See Note 11 for additional information regarding this arrangement. The Company does not have any independent operations.

On October 31, 2011, the Company spun-off to its stockholders its wireline business, which is now known as Lumos Networks Corp. (“Lumos Networks”), and Lumos Networks is comprised primarily of what were the Company’s competitive wireline and rural local exchange carrier segments as reported in the Company’s consolidated financial statements in prior periods. The results of operations and operating cash flows from the former wireline business are presented as discontinued operations for the three and six months ended June 30, 2011. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding this transaction.

Note 2.	Business Separation

On December 7, 2010, the Company’s board of directors approved a plan to create separate wireless and wireline businesses (hereinafter referred to as the “Business Separation”) by spinning off the wireline business into a newly formed publicly traded company Lumos Networks. On October 14, 2011, the Company announced a distribution date of October 31, 2011 for the spin-off of all the issued and outstanding shares of common stock of Lumos Networks. Prior to and in connection with the Business Separation, following the market close of October 31, 2011, the Company effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $.01 par value. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to the Company’s stockholders of record as of the close of business on October 24, 2011, the record date.

In connection with the Business Separation, Lumos Networks filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form 10 (the “Form 10”). As of November 1, 2011, Lumos Networks publicly trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.” The Company trades on NASDAQ under the ticker symbol “NTLS.”

The results for discontinued operations were as follows:

(In thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Operating revenues	$50,149	$100,799

Income before income taxes	11,114	20,438

Income taxes	4,176	7,741

Income from discontinued operations	6,901	12,613

Interest expense within income before income taxes includes an interest expense charge related to the incremental interest allocated to discontinued operations attributable to the $283.0 million mandatory debt pay down for the three and six months ended June 30, 2011. See Note 6 for additional information regarding this transaction.

Note 3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). These financial statements should be read in conjunction with the Company’s 2011 Form 10-K.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and those limited liability corporations where the Company or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Reverse Stock Split

All 2011 share and per share amounts presented in this quarterly report on Form 10-Q have been adjusted for the impact of the Reverse Stock Split, which occurred after the market close of October 31, 2011 in connection with the Business Separation.

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

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company operated retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale, based on the fact that the handsets are generally sold well below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.

The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which was subsequently revised in December 2011. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. The Company applied the requirements of this ASU to its accompanying unaudited condensed consolidated financial statements for the fiscal year beginning January 1, 2012, which resulted in reporting the components of comprehensive income in the Consolidated Statements of Comprehensive Income, rather than the Consolidated Statements of Equity, as previously reported.

Note 4.	Supplemental Financial Information

Cash and Cash Equivalents

At June 30, 2012 and December 31, 2011, the Company did not have any cash equivalents. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at June 30, 2012 and December 31, 2011 was $9.8 million and $18.7 million, respectively. The remaining $46.4 million and $41.3 million of cash at June 30, 2012 and December 31, 2011, respectively, was held in non-interest bearing deposit accounts, which are fully insured by the FDIC. Total interest income related to cash was less than $0.1 million for the three and six months ended June 30, 2012 and 2011, respectively.

Restricted Cash

During 2010, the Company was awarded a grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total cost of this project was $4.2 million, of which 74% ($3.1 million) was funded by a grant from the federal government. The Company was required to deposit 100% of its portion of the grant ($1.1 million) into pledged accounts in advance of any reimbursements, which could be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements. This project was completed in September 2011. Restricted cash at December 31, 2011 was $0.2 million. The final reimbursement under the grant was received in January 2012.

Trade Accounts Receivable

The Company sells its PCS services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended June 30, 2012 and 2011 was $2.0 million and $2.7 million, respectively. Bad debt expense for the six months ended June 30, 2012 and 2011 was $4.1 million and $5.1 million, respectively. The Company’s allowance for doubtful accounts was $13.8 million and $15.7 million as of June 30, 2012 and December 31, 2011, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment, which includes cell towers and site costs, and switch, cell site and other network equipment, are depreciated over various lives ranging from 5 to 17 years, with a weighted average life of approximately 11 years. Furniture, fixtures and other equipment are depreciated over various lives ranging from 2 to 18 years.

The Company formally evaluates the appropriateness of estimated useful lives on at least an annual basis. Consideration is given to the trends in technological evolution and the telecommunications industry, the Company’s maintenance practices and the functional condition of long-lived assets in relation to the remaining estimated useful life of the asset. When necessary, adjustments are made to the applicable useful life of an asset class or depreciation is accelerated for assets that have been identified for retirement prior to the expiration of the original useful life.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of June 30, 2012 that would require it to perform impairment testing.

Other Long-Lived Assets

Goodwill and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2011, none of the reporting units included in continuing operations with goodwill were at risk of failing step one of the goodwill impairment testing as the fair value of each reporting unit substantially exceeded its carrying value. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of its goodwill during the six months ended June 30, 2012.

The radio spectrum licenses relate primarily to PCS licenses in service in the markets the Company serves. The Company utilized a market-based method in its impairment testing for these assets at October 1, 2011. The results of the Company’s testing indicated that the fair value of these intangible assets significantly exceeded their respective book value. Based on the Company’s evaluation of fair value of its radio spectrum licenses, no impairment existed as of October 1, 2011. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets during the six months ended June 30, 2012.

Intangible assets with a finite life are classified as customer relationships and trademarks on the unaudited condensed consolidated balance sheets. At June 30, 2012 and December 31, 2011, customer relationships and trademarks were comprised of the following:

		June 30, 2012		December 31, 2011
(In thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 yrs	$36,900	$(29,054)	$36,900	$(27,453)
Trademarks	15 yrs	7,000	(3,344)	7,000	(3,111)

Total		$43,900	$(32,398)	$43,900	$(30,564)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three and six months ended June 30, 2012 and June 30, 2011, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 was $0.8 million and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $1.8 million and $2.0 million, respectively.

Amortization expense for the remainder of 2012 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2012	$1,274	$233	$1,507
2013	2,544	467	3,011
2014	2,544	467	3,011
2015	1,486	467	1,953
2016	—	467	467
2017	—	467	467

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and six months ended June 30, 2012 and 2011, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$460	$753	$920	$1,506
Interest cost	372	1,019	744	2,037
Expected return on plan assets	(323)	(1,180)	(646)	(2,360)
Amortization of unrealized loss	183	141	366	282

Net periodic benefit cost	$692	$733	$1,384	$1,465

Pension plan assets were valued at $18.0 million at June 30, 2012, which included funding contributions for the six months ended June 30, 2012 of $2.0 million, and $15.3 million at December 31, 2011. Net periodic benefit cost outlined above contained $0.2 million and $0.5 million of cost related to discontinued operations for the three and six months ended June 30, 2011, respectively.

For the three and six months ended June 30, 2012 and 2011, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$3	$25	$6	$50
Interest cost	25	175	50	351

Net periodic benefit cost	$28	$200	$56	$401

Net periodic benefit cost outlined above contained $0.2 million and $0.4 million of cost related to discontinued operations for the three and six months ended June 30, 2011, respectively.

The total expense recognized for the Company’s nonqualified pension plans for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively, and less than $0.1 million of this expense for each respective period related to the amortization of unrealized loss. The total expense recognized for the Company’s nonqualified pension plans for the six months ended June 30, 2012 and 2011 was $0.2 million and $0.4 million, respectively, and less than $0.1 million of this expense for each respective period related to the amortization of unrealized loss.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company’s policy is to make matching contributions in shares of the Company’s common stock.

Share-Based Compensation

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid-in capital on the unaudited condensed consolidated balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of the common stock options granted during the three and six months ended June 30, 2012 and 2011 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2012 and 2011 (Note 8) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Cost of sales and services	$314	$208	$655	$426
Customer operations	260	276	544	568
Corporate operations	962	1,093	2,006	2,242

Equity-based compensation expense	$1,536	$1,577	$3,205	$3,236

Future charges for equity-based compensation related to instruments outstanding at June 30, 2012 for the remainder of 2012 and for the years 2013 through 2016 are estimated to be $2.5 million, $3.5 million, $2.2 million, $1.1 million and $0.4 million, respectively.

Note 5.	Supplemental Cash Flow Information

The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$9,421	$21,190
Income taxes	1,465	692
Cash received from income tax refunds	—	9,932
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	3,043	5,059
Borrowings under capital leases	402	373
Dividend declared not paid	8,916	11,799

The amount of interest capitalized for the six months ended June 30, 2012 and 2011 was less than $0.1 million and $0.1 million, respectively.

Note 6.	Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Senior secured term loan	$456,112	$457,294
Capital lease obligations	1,157	1,115

	457,269	458,409
Less: current portion of long-term debt	5,139	4,412

Long-term debt	$452,130	$453,997

Long-Term Debt, Excluding Capital Lease Obligations

On August 7, 2009, the Company refinanced its then-outstanding bank loan facilities with $670.0 million of new senior secured credit facilities (the “Senior Secured Credit Facility”) comprised of a $35.0 million revolving credit facility (the “Revolving Credit Facility”) and a $635.0 million Term Loan B (“Term Loan B”). On August 2, 2010, the Company closed on an additional $125.0 million senior incremental term loan under the Senior Secured Credit Facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund a wireline business acquisition, which closed on December 1, 2010. The Revolving Credit Facility matures in August 2014 while the Term Loan B and the Incremental Term Loan (collectively, the “Term Loans”) mature in August 2015. As of June 30, 2012, no amounts were outstanding under the Revolving Credit Facility.

On March 15, 2011, the Company entered into an amendment of its Senior Secured Credit Facility to reduce the interest rate margin and the interest rate floors applicable to the Term Loans. After the amendment, the Term Loans bear interest at a rate equal to 2.75% or 3.00%, depending on the Company’s leverage ratio, above the Eurodollar rate (subject to a 1.00% floor on the Eurodollar rate) or 1.75% or 2.00%, depending on the Company’s leverage ratio, above the base rate (subject to a 2.00% floor on the base rate). Loans under the Revolving Credit Facility continue to bear interest based on the Company’s designation, at either 2.50% above the base rate (subject to 3.00% floor on the base rate) or 3.50% above the Eurodollar rate (subject to a 2.00% floor on the Eurodollar rate). Repricing costs associated with the amendment were $1.7 million. Additionally, $1.1 million of deferred issuance cost and $0.4 million of debt discount were written off in connection with this repricing.

On the effective date of the Business Separation, Lumos Networks paid $315.0 million to NTELOS Inc. consisting of (i) a cash settlement, representing intercompany debt owed to NTELOS Inc. by and on behalf of certain subsidiaries of Lumos Networks, and (ii) the balance used to fund a mandatory repayment of the Senior Secured Credit Facility. The Company used $283.0 million of these proceeds to make the mandatory debt repayment which reduced the pro forma post separation leverage ratio to less than 3.35:1.00 as required by the Senior Secured Credit Facility. This payment partially offsets future scheduled principal payments ratably over the life of the loan reducing each quarterly payment prior to the final payment at maturity by approximately $0.7 million. Interest related to the $283.0 million of debt repaid in connection with the Business Separation was allocated to discontinued operations for all periods presented up through the date of the Business Separation.

The Senior Secured Credit Facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors. The Senior Secured Credit Facility also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At June 30, 2012, NTELOS Inc.’s leverage ratio (as defined under the Senior Secured Credit Facility) was 3.39:1.00 and its interest coverage ratio (as defined under the Senior Secured Credit Facility) was 7.32:1.00. The Senior Secured Credit Facility requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00.

The Senior Secured Credit Facility has a general restricted payments basket which can be used to make certain restricted payments, as defined under the Senior Secured Credit Facility, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the Senior Secured Credit Facility, the restricted payments basket was contractually reset to $25.0 million on October 31, 2011 in connection with the Business Separation. Following the Business Separation, the automatic quarterly increase to the restricted payments basket was reset to $6.5 million (the first of which occurred on January 1, 2012). The basket is also increased by an additional quarterly amount equal to 50% (75%, if NTELOS Inc.’s leverage ratio is below 2.75:1.00) of the amount that the Company’s calculated Excess Cash Flow (as defined in the Senior Secured Credit Facility) for such fiscal quarter exceeds $10.0 million, and is decreased by any actual restricted payments, including dividend payments and stock repurchases, in accordance with the terms of the Senior Secured Credit Facility. The balance of the restricted payments basket as of June 30, 2012 was $42.4 million. Based on the calculated Excess Cash Flow for the three months ended June 30, 2012, there was no excess cash addition for the second quarter of 2012.

In connection with the refinancing and repricing of the Senior Secured Credit Facility described above, the Company deferred issuance and repricing costs of approximately $15.5 million which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three months ended June 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively. Amortization of these costs for the six months ended June 30, 2012 and 2011 was $1.2 million and $1.1 million, respectively.

The discounts related to the Term Loans noted above are being accreted to the Term Loans using the effective interest method over the life of the debt and are reflected in interest expense in the unaudited condensed consolidated statement of operations. Accretion was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million for the six months ended June 30, 2012 and 2011.

The aggregate maturities of long-term debt outstanding at June 30, 2012, excluding capital lease obligations, based on the contractual terms of the instruments are $2.4 million for the remainder of 2012, $4.7 million per year in 2013 and 2014 and $447.4 million in 2015.

The Company’s blended average interest rate on its long-term debt was approximately 4.7% for the three months ended June 30, 2012 and 2011 and approximately 4.7% and 5.3% for the six months ended June 30, 2012 and 2011, respectively.

Capital Lease Obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At June 30, 2012, the carrying value and accumulated depreciation of these assets was $1.3 million and $1.2 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.2 million. As of June 30, 2012, the principal portion of these capital lease obligations is due as follows: $0.3 million for the remainder of 2012 and $0.3 million in each of the years 2013 through 2015, inclusive.

Note 7.	Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the unaudited condensed consolidated financial statements at cost, which approximates fair value because of the short-term nature of these instruments. The fair values of other financial instruments are determined using observable market prices or using a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market conditions. The following is a summary by balance sheet category:

Long-Term Investments

At June 30, 2012 and December 31, 2011, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million and $1.4 million, respectively. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Senior Secured Credit Facility held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value.

Interest Rate Derivatives

In accordance with the requirement of the Senior Secured Credit Facility, in the fourth quarter of 2010 the Company purchased an interest rate cap for $0.4 million with a notional amount of $320.0 million. The interest rate cap reduces the Company’s exposure to changes in the three month U.S. Dollar LIBOR by capping the rate at 3.0%. The value of the interest rate cap as of June 30, 2012 and December 31, 2011, respectively, was immaterial. The interest rate cap agreement expires in August 2012. The Company is currently evaluating options to mitigate its exposure to interest rate volatility in the future.

The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded an immaterial loss on the interest rate cap for the three and six months ended June 30, 2012 due to a decline in its fair value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

(In thousands)	Face Amount		Carrying Amount	Fair Value
June 30, 2012
Nonderivatives:
Financial assets:
Cash	$56,210		$56,210	$56,210
Long-term investments for which it is not practicable to estimate fair value	N/A		1,486	N/A
Financial liabilities:
Senior secured credit facility	459,201		456,112	455,757
Capital lease obligations	1,157		1,157	1,157
Derivative relating to debt:
Interest rate cap asset	320,000	*	—	—

December 31, 2011
Nonderivatives:
Financial assets:
Cash	$59,950		$59,950	$59,950
Long-term investments for which it is not practicable to estimate fair value	N/A		1,403	N/A
Financial liabilities:
Senior secured credit facility	460,838		457,294	453,925
Capital lease obligations	1,115		1,115	1,115
Derivative relating to debt:
Interest rate cap asset	320,000	*	5	5

*	Notional amount

The fair value of the Senior Secured Credit Facility was derived based on a quoted trading price at June 30, 2012 and December 31, 2011. The fair value of the derivative instrument is based on a quoted market price. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 8.	Stockholders’ Equity

On July 31, 2012, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on October 11, 2012 to stockholders of record on September 13, 2012.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during the six months ended June 30, 2012 or during the years ended December 31, 2011 and 2010 under the authorization. Additionally, during each of the six months ended June 30, 2012 and 2011, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Income applicable to common shares for earnings per share computation	$5,606	$12,768	$13,458	$23,557

Denominator:
Total shares outstanding	21,233	21,072	21,233	21,072
Less: unvested shares	(339)	(281)	(339)	(281)
Less: effect of calculating weighted average shares	(7)	(13)	(26)	(40)

Denominator for basic earnings per common share – weighted average shares outstanding	20,887	20,778	20,868	20,751
Plus: weighted average unvested shares	334	259	309	256
Plus: common stock equivalents of stock options	113	29	114	25

Denominator for diluted earnings per common share – weighted average shares outstanding	21,334	21,066	21,291	21,032

For the three months ended June 30, 2012 and 2011, the denominator for diluted earnings per common share excludes approximately 1,804,000 shares and 82,000 shares, respectively, related to stock options which would be antidilutive for the respective periods. For the six months ended June 30, 2012 and 2011, the denominator for diluted earnings per common share excludes approximately 1,804,000 shares and 96,000 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2012:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,195	108	$212	$60,866	$(3,503)	$3,982	$(9,973)	$51,584	$(450)	$51,134
Equity-based compensation				3,205				3,205		3,205
Restricted shares issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions, stock options exercised and other	39	(107)		(3,249)	3,489			240		240
Cash dividends declared ($0.42 per share)						(17,771)		(17,771)		(17,771)
Capital distribution to noncontrolling interests									(801)	(801)
Net income attributable to NTELOS Holdings Corp.						13,458		13,458		13,458
Other comprehensive income							261	261		261
Comprehensive income attributable to noncontrolling interests									1,010	1,010

Balance, June 30, 2012	21,234	1	$212	$60,822	$(14)	$(331)	$(9,712)	$50,977	$(241)	$50,736

Changes in Accumulated Other Comprehensive Loss

(In thousands)	Benefit Plans

Balance, December 31, 2011	$(9,973)

Amortization of unrealized loss from defined benefit plans, net of $166 of deferred income taxes	261

Balance, June 30, 2012	$(9,712)

Note 9.	Stock Plans

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

During the six months ended June 30, 2012, the Company issued 736,404 stock options under the Employee Equity Incentive Plans and 31,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans generally vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Additionally, during the six months ended June 30, 2012, the Company issued 111,143 shares of restricted stock under the Employee Equity Incentive Plans and 10,305 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.

The summary of the activity and status of the Company’s stock option awards for the six months ended June 30, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,068	$22.80
Granted during the period	767	22.13
Exercised during the period	(1)	14.57
Forfeited during the period	(3)	22.65

Stock options outstanding at June 30, 2012	1,831	22.52	8.4 years	$164

Exercisable at June 30, 2012	567	$22.86	6.5 years	$164

Total expected to vest as of June 30, 2012	1,138	$22.52

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2012 and 2011 was $4.48 and $4.29, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was less than $0.1 million. The total fair value of options that vested during the six months ended June 30, 2012 and 2011 was $0.9 million and $1.6 million, respectively. As of June 30, 2012, there was $4.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2012	252	$22.65
Granted during the period	121	21.99
Vested during the period	(31)	22.77
Forfeited during the period	(3)	22.53

Restricted stock awards outstanding at June 30, 2012	339	22.40

As of June 30, 2012, there was $4.7 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan which commenced in July 2006 with 100,000 shares available. Shares purchased under this plan have been issued from the treasury stock balance. If treasury shares are not available, new common shares have been issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the six months ended June 30, 2012 and 2011, 1,633 shares and 2,915 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the six months ended June 30, 2012 and 2011was immaterial.

Note 10.	Income Taxes

Income tax expense for the three and six months ended June 30, 2012 was $4.6 million and $10.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $0.7 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of June 30, 2012. In addition, the Company expects to realize a net operating loss in 2012 as result of bonus depreciation under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, the Company expects that $130.4 million of these prior year NOLs will be available to the Company as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company believes that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 11.	Strategic Network Alliance

The Company provides wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the Strategic Network Alliance with Sprint in which the Company is the exclusive PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised.

The Company generated 36.2% and 31.3% of its revenue from the Strategic Network Alliance for the three months ended June 30, 2012 and 2011, respectively, and 36.1% and 30.4% for the six months ended June 30, 2012 and 2011, respectively. Revenues under the Strategic Network Alliance are the greater of $9.0 million per month or the revenues derived based on third generation mobile communications standards (“3G”) and Evolution Data Optimized Revision A (“EV-DO”) voice and data usage by Sprint on the Company’s network.

Note 12.	Commitments and Contingencies

Commitments

As of June 30, 2012, the Company has purchase commitments relating to network capital expenditures, handsets and other materials to support operations totaling approximately $94.0 million for the next three years.

Reserve for Contingency

On occasion, the Company makes claims or receives disputes related to its billings to other carriers for access to the Company’s network. These disputes may involve amounts which, if resolved unfavorably to the Company, could have a material effect on the Company’s financial statements. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue recognized to the extent that the claim adjustment is considered probable and reasonably estimable.

Under the Strategic Network Alliance agreement with Sprint, there are automatic rate resets in the agreement. In the event the Company believes any rate resets to be inconsistent with the terms of the Strategic Network Alliance agreement, it may dispute such resets in accordance with the procedures set forth in the agreement. The Company has disputed Sprint’s data rate resets beginning with the fourth quarter of 2011, which continues to be reviewed and remains unresolved. The final outcome of this unresolved disputed matter is unknown at this time.

The Company estimates a reasonably possible outcome of the dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 to be approximately $6.0 million in Sprint’s favor. Under the Company’s view of the agreement, the Company believes it is also reasonably possible that the outcome of the dispute relative to the revenues that the Company has recognized is approximately $6.0 million in the Company’s favor. Until the current dispute is resolved, the range of outcomes will continue to increase. Although the Company firmly believes that it has taken the correct position under the agreement relating to the current rate dispute and intends to vigorously pursue this matter, there can be no assurance that the Company will prevail.

Other Matters

The Company periodically disputes network access charges it is assessed by other companies that the Company interconnects with, and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and reasonably estimable losses has been made in the Company’s unaudited condensed consolidated financial statements.

The Universal Service Administrative Company performed an audit of the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2009. The Company has received a draft audit report and, based solely on that report, does not believe the impact will be material to the Company’s financial position, results of operations, cash flows or disclosures.

On June 29, 2012, an unusually severe storm damaged a significant portion of the Company’s network towers causing service interruptions for an extended period of time, including the Company’s digital PCS services provided on a wholesale basis under the Strategic Network Alliance. The vast majority of network territories without service were restored by July 10, 2012. The Company carries insurance for these types of events and, as a result, assuming the receipt of expected insurance coverage, management does not expect this matter to have a material effect on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,”“expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We are a leading regional provider of wireless communications services to consumers and businesses primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. Our primary services are wireless voice and data digital personal communications services (“PCS”).

Our Business

Our wireless operations are comprised of an NTELOS-branded retail business, which sells our products and services through direct and indirect distribution channels, and a wholesale business, which provides network access to other telecommunications carriers. We believe our regional focus, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. As of June 30, 2012, our wireless retail business had approximately 424,800 NTELOS retail subscribers, representing a penetration of more than 7% of our total covered population. As of June 30, 2012, 1,182 (approximately 86%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We have an exclusive agreement with Sprint Spectrum L.P., a Delaware limited partnership (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which we refer to as the “Strategic Network Alliance.” Under the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the three months ended June 30, 2012 and 2011, we realized wireless wholesale revenues of $41.5 million and $34.0 million, respectively, of which $40.4 million and $32.7 million, respectively, related to the Strategic Network Alliance. For the six months ended June 30, 2012 and 2011, we realized wireless wholesale revenues of $82.4 million and $66.4 million, respectively, of which $80.3 million and $63.7 million, respectively, related to the Strategic Network Alliance. Revenues from this contract exceeded the $9.0 million monthly minimum beginning in October 2010 and we expect that it will continue to do so for the foreseeable future. If Sprint were to lose subscribers in our territory or take steps to reduce data or voice usage, our wholesale revenue could be negatively impacted.

Under the Strategic Network Alliance agreement with Sprint, there are automatic rate resets in the agreement. In the event we believe any rate resets to be inconsistent with the terms of the Strategic Network Alliance agreement, we may dispute such resets in accordance with the procedures set forth in the agreement. We have disputed Sprint’s data rate resets beginning with the fourth quarter of 2011, which continues to be reviewed and remains unresolved. The final outcome of this unresolved disputed matter is unknown at this time. We estimate a reasonably possible outcome of the dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 to be approximately $6.0 million in Sprint’s favor. Under our view of the agreement, we believe it is also reasonably possible that the outcome of the dispute relative to the revenues that we have recognized is approximately $6.0 million in our favor. Until the current dispute is resolved, the range of outcomes will continue to increase. Although we firmly believe that we have taken the correct position under the agreement relating to the current rate dispute and intend to vigorously pursue this matter, there can be no assurance that we will prevail.

We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. Additionally, we are continuously improving our handset offerings. We currently support eleven brands and over thirty devices and offer our customers the major smartphone operating systems such as Android, iOS, Blackberry and Windows phone. All devices are available for both prepay and postpay customers. We have also updated our plans in April 2012 to provide competitive options in conjunction with the launch of the Apple iPhone, added features and improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.

We continue to be committed to improving our distribution strategy with respect to both prepay and postpay sales. We have expanded our indirect distribution channel by using master agents and exclusive dealers, thus increasing both the points of distribution and the quality of the indirect locations. This will continue for the remainder of 2012. We expect to further expand our Exclusive Retail Partner program, which has grown to more than 56 locations in the past two years. In addition, we plan to focus on launching a prepay “scan and go” phone product in a big box environment. We also intend to launch a payment/top up card solution in a big box environment to complement the “scan and go” phone program.

We have also focused resources on enhancing our direct distribution channel by adjusting the number of stores, store locations, and upgrade retrofits to the appearance and customer service functionality of our retail space. We believe these changes will improve prepay and postpay sales productivity. Postpay sales increased 11% year over year for the three months ended June 30, 2012 in the stores relocated or retrofitted in the last three months of 2011 compared to a 3% decline for overall postpay sales covering the same period. As of June 30, 2012, we relocated and/or remodeled 26 Company operated stores, focusing on improving the customer experience, and plan to complete upgrading our Company operated stores during the remainder of 2012. At June 30, 2012, 70% of Company operated retail outlets have been upgraded to a new merchandising design that included an updated service, accessory, and device presentation format.

Market Risks

The current economic climate and increased competition have contributed to a decline in the postpay subscriber base of approximately 6% from June 30, 2011 to June 30, 2012, while the prepay base expanded nearly 14% during the same time period. In an effort to reduce future customer churn, we continue to use predictive analytics to identify high-risk churn areas within our postpay and prepay customer bases.

We continue to face risks to our competitive “value” position in the postpay market, through aggressive smartphone nationwide unlimited voice plans by competitors such as AT&T, Verizon, Sprint, T-Mobile and US Cellular and the recent introduction of shared data plans by AT&T and Verizon. We expect postpay competition to continue to be intense as the market gets closer to saturation and carriers focus on taking market share from competitors. In addition, the launch of fourth generation mobile communications standards / Long-Term Evolution wireless technology (“4G LTE”) services offered by competitors is expected to further increase our competitive pressures.

We also expect the competition with prepaid products to remain strong as competitors have targeted this segment as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (MVNOs operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10, Simple Mobile, and Page Plus, actively compete for prepay customers in our market. Many of these competitors have access to big box retailers that are currently unavailable to us. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans being offered for less than $50 per month. To remain competitive with our prepaid product offerings, we continually monitor our FRAWG Unlimited Wireless prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. We then followed with a price reduction on our Unlimited Everything plan which now accounts for 73% of all prepay customers. We also continue to offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract,” low cost service that has a minimum number of plans, offers attractive features, including smartphone options and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans that appeal to higher priced smartphone customers. This strategy resulted in a 61% smartphone take rate during the first six months of 2012 and an ending smartphone penetration of 41%.

We expect many of the market risks, including increased competition, which impacted our results of operations in 2011 and during the first six months of 2012, to continue to affect our results of operations for the remainder of 2012.

Other Overview Discussion

To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), throughout this document we reference non-GAAP measures, such as average monthly revenue per user (“ARPU”) to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

ARPU is a telecommunications industry metric that measures service revenues per period divided by the average number of subscribers during that period. ARPU as defined below may not be similar to ARPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers.

ARPU increased in the three months ended June 30, 2012 to $49.41 from $49.08 in the first quarter of 2012 and is expected to continue to increase throughout the remainder of 2012, due to introduction of new postpay plans and continued penetration of smartphones on both postpay and prepay sales. Data ARPU, which is the portion of average monthly revenue per user associated with data usage and products, increased from $19.05 in the first quarter of 2012 to $19.65 in the second quarter of 2012, and we anticipate Data ARPU and data revenue will continue to grow throughout the remainder of 2012, primarily due to the continued increase in data plan penetration. Introduction of the Apple iPhone on April 20, 2012 also served as a catalyst in Data ARPU growth through increased rate plan pricing, as well as increased smartphone penetration. Data plan growth follows the percentage growth of customers with smartphones in relation to total customers, with this percentage increasing from 19% as of June 30, 2011 to 45% as of June 30, 2012 (and postpay growing from 23% as of June 30, 2011 to 47% as of June 30, 2012). Voice ARPU continues to decrease across our industry and for us as subscriber trends shift to increased data usage.

The table below provides a reconciliation of operating revenue to subscriber revenues used to calculate average monthly ARPU for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except average monthly ARPU)	2012	2011	2012	2011
Operating revenues	$111,585	$104,348	$222,125	$209,229
Less: equipment revenues from sales to new customers	(4,026)	(1,826)	(7,900)	(3,930)
Less: equipment revenues from sales to existing customers	(3,903)	(4,533)	(8,306)	(9,292)
Less: wholesale, other and adjustments	(41,061)	(34,147)	(81,897)	(66,436)

Retail subscriber revenues	$62,595	$63,842	$124,022	$129,571

Average number of subscribers	422,247	425,940	419,721	428,624

Total average monthly ARPU	$49.41	$49.96	$49.25	$50.38

Retail subscriber revenues	$62,595	$63,842	$124,022	$129,571
Less: voice and other features revenues	(37,708)	(44,092)	(75,287)	(91,015)

Retail subscriber data revenues	$24,887	$19,750	$48,735	$38,556

Average number of subscribers	422,247	425,940	419,721	428,624

Total data average monthly ARPU	$19.65	$15.46	$19.35	$14.99

Operating Revenues

Our revenues are generated from the following sources:

•	Retail – consisting of subscriber revenues from network access, data services, feature services and equipment revenues; and

•

Wholesale and other – primarily wholesale revenue from the Strategic Network Alliance and roaming revenue from other telecommunications carriers. Wholesale revenues from the Strategic Network Alliance are derived primarily from voice and data usage by Sprint customers who live in the Strategic Network Alliance service area (“home subscribers”) and those customers of Sprint and its affiliates who use our network for voice and data services while traveling through the Strategic Network Alliance service area (“travel subscribers”). Other revenues relate to rent from leasing excess tower and building space.

Operating Expenses

Our operating expenses are categorized as follows:

•

Cost of sales and services – includes digital PCS handset equipment costs which, in keeping with industry practice, particularly with handsets sold with service contracts, we sell to our customers at a price below our cost; usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers; leased facility expenses for connection to other carriers, cell sites and switch locations; and engineering and repairs and maintenance expenses related to property, plant and equipment;

•	Customer operations expenses – includes marketing, product management, product advertising, selling, billing, customer care, customer retention and bad debt expenses;

•

Corporate operations expenses – includes taxes other than income; executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management; and expenses related to acquisitions and the separation of our wireless and wireline businesses, which we refer to as the “Business Separation;”

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	Accretion of asset retirement obligations.

Other Income (Expense)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments, changes in the fair value of our interest rate cap and other income (expense), which includes interest income and fees, expenses related to the Senior Secured Credit Facility and, as appropriate, related charges or amortization of amendment fees.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Discontinued Operations, net

Discontinued operations reflect the results of our former wireline segment for the three and six months ended June 30, 2011. Additional information regarding our discontinued operations can be found in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

Our Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia, has a 3% noncontrolling interest.

The VA Alliance incurred cumulative operating losses from the time it initiated PCS services in 1997 until the second quarter of 2010. Despite this, in accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and six months ended June 30, 2012 and 2011. The VA Alliance made $0.4 million and $0.3 million of capital distributions to the minority owners during the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $0.7 million of capital distributions to the minority owners during the six months ended June 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS – OVERVIEW

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Operating revenues increased approximately $7.2 million, or 6.9%, from the three months ended June 30, 2011 to the three months ended June 30, 2012 and increased approximately $12.9 million, or 6.2%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. The increase for the three months ended June 30, 2012 was driven by a $7.5 million increase in wholesale and other revenues, partially offset by a $0.2 million decline in retail revenues. The increase for the six months ended June 30, 2012 was driven by a $15.9 million increase in wholesale and other revenues, partially offset by a $3.0 million decline in retail revenues.

Operating income decreased approximately $0.7 million, or 3.9%, from the three months ended June 30, 2011 to the three months ended June 30, 2012 reflecting increased operating revenues, offset by the corresponding increase in cost of sales and services expenses and higher corporate operations expense of $1.0 million.

Operating income remained consistent from the six months ended June 30, 2011 to the six months ended June 30, 2012 reflecting increased operating revenues, offset by comparable increased operating expenses. The increase in operating expenses was due principally to increases in cost of sales and services and higher corporate operations expense.

Income from continuing operations before income taxes decreased approximately $0.5 million, or 4.4% from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily due to slightly higher operating expenses. Other income (expense) remained relatively consistent from the three months ended June 30, 2011 to the three months ended June 30, 2012.

Income from continuing operations before income taxes increased approximately $3.4 million, or 15.9%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily due to lower other income (expense), which decreased by $3.3 million, or 23.2%, reflecting a $1.5 million decrease in interest expense in 2012 and $1.6 million of corporate financing fees incurred in 2011.

OPERATING REVENUES

The following tables identify our operating revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(In thousands)
Retail Revenue	$69,639	$69,871	$(232)	(0.3%)
Wholesale and Other Revenue	41,946	34,477	7,469	21.7%

Total	$111,585	$104,348	$7,237	6.9%

	Six Months Ended June 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(In thousands)
Retail Revenue	$138,876	$141,910	$(3,034)	(2.1%)
Wholesale and Other Revenue	83,249	67,319	15,930	23.7%

Total	$222,125	$209,229	$12,896	6.2%

Revenues increased approximately $7.2 million, or 6.9%, from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily due to a $7.5 million, or 21.7%, increase in wholesale and other revenue. This increase was partially offset by a net decline in our retail revenue, comprised of a decrease in subscriber service revenue of approximately $1.8 million, or 2.8%, primarily offset by an increase in equipment revenues of approximately $1.6 million, or 24.7%. Revenues increased approximately $12.9 million, or 6.2%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily due to a $15.9 million, or 23.7%, increase in wholesale and other revenue. This increase was partially offset by a decline in our retail revenue, comprised of a decrease in subscriber service revenue of approximately $6.0 million, or 4.7%, partially offset by an increase in equipment revenues of $3.0 million, or 22.6%. Higher equipment revenues for both the three and six months ended June 30, 2012 were driven by increased penetration of smartphones, including the iPhone launched in the second quarter of 2012, which resulted in an increase in smartphone sales from 42% of gross adds for the three months ended June 30, 2011 to 72% for the three months ended June 30, 2012 and an increase from 31% of gross adds for the six months ended June 30, 2011 to 70% for the six months ended June 30, 2012.

Retail Revenue

Subscriber service revenues reflected a net subscriber loss of approximately 3,700 subscribers, or 1%, from an average of approximately 425,900 subscribers for the three months ended June 30, 2011 to an average of approximately 422,200 subscribers for the three months ended June 30, 2012, and a net subscriber loss of approximately 8,900 subscribers, or 2%, from an average of approximately 428,600 subscribers for the six months ended June 30, 2011 to an average of approximately 419,700 subscribers for the six months ended June 30, 2012. During the second half of 2011, we introduced several initiatives to increase subscriber net additions, including improved targeting of high value, long-term customers. As a result, net subscribers stabilized during the first half of 2012, compared to second half of 2011, as subscriber losses were more than offset by subscriber gains.

Voice and other feature revenues, excluding data revenues, decreased by $6.4 million from the three months ended June 30, 2011 to the three months ended June 30, 2012, and by $15.7 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, due to several factors including the decrease in subscriber base and a decline in ARPU for these services. The decline in ARPU reflected competitive pricing reductions and a shift in customer preferences to more data-centric services. Partially offsetting the decrease in voice revenue was an increase in data revenue of approximately $5.1 million, or 25.9%, from the three months ended June 30, 2011 to the three months ended June 30, 2012, and approximately $10.2 million, or 26.4%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. Underlying this growth in data revenue was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to significant expansion of our customer base with smartphones, from 19% as of June 30, 2011 to more than 45% as of June 30, 2012.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased approximately $7.7 million, or 23.6%, from the three months ended June 30, 2011 to the three months ended June 30, 2012, and approximately $16.6 million, or 26.1%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase reflected increased data usage, measured in Megabytes, which grew 98% and 109% period over period for the three and six months ended June 30, 2012, respectively, as the use of smartphones and data devices swelled, and the data usage from Sprint subscribers in our territory increased. Roaming revenues from carriers other than Sprint declined approximately $0.2 million from the three months ended June 30, 2011 to the three months ended June 30, 2012, and approximately $0.6 million from the six months ended June 30, 2011 to the six months ended June 30, 2012.

OPERATING EXPENSES

The following tables identify our operating expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Operating Expenses	2012	2011	$ Variance	% Variance
(In thousands)
Cost of sales and services	$41,793	$34,908	$6,885	19.7%
Customer operations	29,808	29,960	(152)	(0.5%)
Corporate operations	8,159	7,059	1,100	15.6%
Depreciation and amortization	15,101	15,008	93	0.6%
Accretion of asset retirement obligations	151	162	(11)	(6.8%)

Total operating expenses	$95,012	$87,097	$7,915	9.1%

	Six Months Ended June 30,
Operating Expenses	2012	2011	$ Variance	% Variance
(In thousands)
Cost of sales and services	$80,993	$69,832	$11,161	16.0%
Customer operations	59,391	59,278	113	0.2%
Corporate operations	16,009	15,006	1,003	6.7%
Depreciation and amortization	30,008	29,396	612	2.1%
Accretion of asset retirement obligations	300	327	(27)	(8.3%)

Total operating expenses	$186,701	$173,839	$12,862	7.4%

Operating expenses increased approximately $7.9 million, or 9.1%, from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily due to increased costs of sales and services. Equipment cost of sales increased $4.5 million, or 54.5%, due to higher average cost per unit linked to the mix of smartphones, including the iPhone. These costs were partially offset by a $1.6 million, or 24.7%, increase in equipment revenues. Network access and cell site expenses increased $2.0 million, or 14.3%, from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily related to additional access connectivity to support continued growth in data usage by subscribers and a 4% increase in the number of cell sites as of June 30, 2012 compared to June 30, 2011.

Agent commissions increased $0.6 million, or 35.1%, primarily due to a 28% increase in indirect sales from the three months ended June 30, 2011 to the three months ended June 30, 2012. We expect agent commissions will increase throughout the remainder of 2012, although at a slower rate, as we further develop our indirect distribution channel. These costs were more than offset by a $0.7 million, or 26.5%, decrease in corporate retail and other direct channel commissions, due to lower volume and compensation plan adjustments. Other operating expense increases were driven by sales incentive programs, roaming, retention, general and administrative expenses. These other operating expenses collectively increased $1.9 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 reflecting dissynergies associated with the separation of the wireless and wireline operations. Corporate services that were allocated to discontinued operations for the three months ended June 30, 2011 totaled $2.0 million. Primarily offsetting the operating expense increases described above was a decrease of $0.7 million in bad debt expense reflecting a reduction in total accounts receivable and improvement in the aging. Other expense reductions in compensation and benefits, rent, recruiting and training, a seasonal decline in advertising and other general and administrative costs collectively totaled $1.0 million.

Operating expenses increased approximately $12.9 million, or 7.4%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily due to an $11.2 million increase in the cost of sales and services. Equipment cost of sales increased $6.6 million, or 39.0%, due to the higher smartphone mix, including the iPhone. Smartphone gross adds were nearly 70% of total gross adds for the six months ended June 30, 2012 compared to 31% for the six months ended June 30, 2011. Also contributing to the higher costs was an approximate 4% increase in gross adds over the same period, which costs were partially offset by a $3.0 million, or 22.6%, increase in equipment revenues. Network access and cell site expenses increased $3.5 million, or 12.3%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, related to the factors discussed above.

Agent commissions increased $1.6 million, or 46.2%, primarily due to a 35% increase in indirect sales for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These costs were partially offset by a $0.9 million, or 18.6%, decrease in corporate retail and other direct channel sales due to the factors discussed above. Sales incentives increased $1.1 million, or 272.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to contract buy out and referral incentives offered during the period. Corporate services that were allocated for discontinued operations in the six months ended June 30, 2011 totaled $4.0 million. Primarily offsetting the operating expense increases described above was a decrease in bad debt expense of $1.0 million, or 19.4%, and a decrease in compensation and benefits expense of $0.8 million, or 3.6%. Other expense reductions in retention, rent, repairs and maintenance, roamer administration and other general and administrative costs collectively totaled $1.2 million.

Cost of Sales and Services – Cost of sales and services increased approximately $6.9 million, or 19.7%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. Equipment cost of sales increased $4.5 million as discussed above. The remainder of the increase was due to a $2.0 million increase in network access and cell site expenses also described above, and a $0.9 million increase in data roaming costs related to the growth of smartphones. The increase in data roaming was partially offset by a $0.4 million reduction in voice roaming tied to strategic cell site expansion projects and a continuing shift from voice usage to data usage.

Cost of sales and services increased approximately $11.2 million, or 16.0%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. Equipment costs increased $6.6 million, or 39.0%, and network access and cell site expenses increased $3.5 million, or 12.3%, as discussed above. Data roaming expenses increased $1.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was partially offset by a $0.9 million, or 10.2%, decrease in voice roaming as discussed above.

Customer Operations – Customer operations expense remained consistent from the three months ended June 30, 2011 compared to the three months ended June 30, 2012. Increases of $0.8 million in retention expense and $0.3 million in selling expense were offset by reductions in bad debt expense, also discussed above, compensation and benefits, training and other general and administrative costs.

Customer operations expense also remained consistent for the six months ended June 30, 2011 compared to the six months ended June 30, 2012. Increases in commissions and sales incentives of $0.7 million and $1.0 million, respectively, discussed above were offset by decreases in bad debt expense of $1.0 million, also discussed above, as well as decreases in both retention and bank fees of $0.3 million.

Corporate Operations – Corporate operations expense increased approximately $1.1 million, or 15.6%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. Corporate expenses for the three months ended June 30, 2011 included $1.3 million in expenses allocated to discontinued operations. Corporate expenses for the three months ended June 30, 2012 was reduced by $0.6 million in transition services billed under the Transition Services Agreement.

Corporate operations expense increased approximately $1.0 million, or 6.7%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. Corporate expenses for the six months ended June 30, 2011 included $2.7 million in expenses allocated to discontinued operations. Corporate expenses for the six months ended June 30, 2012 was reduced by $1.3 million in transition services billed under the Transition Services Agreement.

Depreciation and Amortization – Depreciation and amortization expenses remained consistent from the three months ended June 30, 2011 to the three months ended June 30, 2012, and increased $0.6 million, or 2.1%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, due to additional property, plant and equipment placed in service during the current year.

OTHER INCOME (EXPENSES)

Interest expense on debt instruments remained consistent from the three months ended June 30, 2011 to the three months ended June 30, 2012, and decreased approximately $1.5 million, or 12.5%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily due to the repricing amendment on the Senior Secured Credit Facility on March 15, 2011. The repricing reduced the rate from LIBOR (with a 2.00% floor) plus 3.75% to LIBOR (with a 1.00% floor) plus 3.00%.

Other (expense) income, net remained consistent from the three months ended June 30, 2011 to the three months ended June 30, 2012. Other (expense) income, net changed favorably from expense of approximately $1.6 million for the six months ended June 30, 2011 to expense of $0.1 million for the six months ended June 30, 2012. The net decrease reflected a $1.5 million charge in the second quarter of 2011 related to the write off of previously deferred financing fees in connection with the March 15, 2011 repricing amendment.

INCOME TAXES

Income tax expense for the three months ended June 30, 2012 and 2011 was $4.6 million and $5.3 million, respectively, and $10.0 million and $9.3 million for the six months ended June 30, 2012 and 2011, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $0.7 million.

We have prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of June 30, 2012. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, we expect that $130.4 million of these prior year NOLs will be available for use as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. In addition, we expect to realize a net operating loss in 2012 as result of bonus depreciation under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2012 and 2011, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. As of June 30, 2012, we had $56.2 million of cash, of which $9.8 million was held in a market rate savings account by Holdings Corp. and thus not restricted for certain payments by the credit agreement. The balance of $46.4 million was held in non-interest bearing deposit accounts, which are currently fully insured by the FDIC.

As of June 30, 2012, we had $528.1 million in aggregate long-term liabilities, consisting of $451.4 million in outstanding long-term debt ($459.2 million less the current portion of $4.7 million and net of a $3.1 million discount) and approximately $75.9 million in other long-term liabilities consisting of retirement benefits, deferred income taxes and asset retirement obligations.

In addition to the long-term debt from the credit agreement, we also have entered into capital leases on vehicles and equipment used in our operations with lease terms of four to five years. At June 30, 2012, the net present value of these future minimum lease payments was $1.2 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments, are $2.4 million for the remainder of 2012, $4.7 million per year in 2013 and 2014 and $447.4 million in 2015.

We have a restricted payments basket under the terms of the credit agreement which can be used to make certain restricted payments, including dividends and stock repurchases. The restricted payment basket is increased by $6.5 million per quarter plus an additional quarterly amount for calculated excess cash flow, based on the definition in the credit agreement, and is decreased by any actual dividend or other restricted payments. There was no additional excess cash flow for the three months ended June 30, 2012. The balance of the restricted payments basket as of June 30, 2012 was $42.4 million.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries in order to make dividend payments or stock repurchases. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Senior Secured Credit Facility.

Under the Senior Secured Credit Facility, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Senior Secured Credit Facility. As of June 30, 2012, we were in compliance with all of our debt covenants, and our ratios at June 30, 2012 were as follows:

	Actual	Covenant Requirement at June 30, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.39	Not more than 4.00
Minimum interest coverage ratio	7.32	Not less than 3.00

Significant Sources of Cash

Our cash flow from operating activities for the six months ended June 30, 2012 of $48.4 million decreased $5.6 million, or 10.4%, compared to the cash flow from operating activities of $54.0 million for the six months ended June 30, 2011. Net income from continuing operations for the six months ended June 30, 2012 provided an additional $2.7 million of cash from operations compared to the same period last year. Changes in working capital consumed approximately $10.2 million of cash during the six months ended June 30, 2012. This was primarily the result of an increase in receivables of approximately $8.0 million and an increase in inventories and supplies of approximately $5.2 million. During the six months ended June 30, 2011 changes in working capital consumed approximately $2.0 million in cash, which reflected increases in receivables and inventories and supplies of approximately $5.8 million and $1.5 million, respectively, and a $4.5 million reduction in other current liabilities, which reflected the payment of accrued compensation. In addition, during the six months ended June 30, 2011, we received a refund of approximately $9.9 million of net estimated tax overpayments from the third quarter of 2010, due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter 2010 estimated tax payment.

Significant Uses of Cash

As we continue to expand our network coverage and capacity within our coverage area, we invested $31.7 million in capital expenditures for the six months ended June 30, 2012. This was higher than the $27.6 million of capital expenditures for the same period last year. Included in the capital spending for the six months ended June 30, 2012 was approximately $7.8 million of continued network coverage expansion and enhancements within our coverage area, approximately $14.6 million of expenditures for additional capacity to support our projected growth, and approximately $9.3 million to maintain our existing networks and other business needs. Our cash flows used in investing activities for the six months ended June 30, 2011 included a $2.5 million receivable from Rural Utilities Service (“RUS”) for the grant portion of capital spent on the projects during the same time period.

We paid quarterly dividends of $0.42 per share, totaling $17.8 million, during the six months ended June 30, 2012, which was lower than the pre Business Separation quarterly dividend of $0.56 per share, totaling $23.5 million, paid during the six months ended June 30, 2011. On July 31, 2012, the board of directors declared a dividend in the amount of $0.42 per share which is to be paid on October 11, 2012 to stockholders of record on September 13, 2012. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. As discussed earlier in this section, amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Senior Secured Credit Facility.

We believe that our current cash balances of $56.2 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases through our stock repurchase plan discussed above. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35.0 million revolving credit facility and could seek additional financing in the future.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of June 30, 2012, $459.2 million was outstanding under the Senior Secured Credit Facility. On March 15, 2011, the Company entered into an amendment of its Senior Secured Credit Facility to reduce the interest rate margin and the interest rate floors applicable to the Term Loans. After the amendment, the Term Loans bear interest at a rate equal to 2.75% or 3.00%, depending on the Company’s leverage ratio, above the Eurodollar rate (subject to a 1.00% floor on the Eurodollar rate) or 1.75% or 2.00%, depending on the Company’s leverage ratio, above the base rate (subject to a 2.00% floor on the base rate). Loans under the Revolving Credit Facility bear interest at either 2.50% above the base rate (subject to 3.00% floor on the base rate) or 3.50% above the Eurodollar rate (subject to a 2.00% floor on the Eurodollar rate). We have other fixed rate, long-term debt in the form of capital leases totaling $1.2 million as of June 30, 2012.

We have a $320.0 million interest rate cap agreement which is used to manage our exposure to interest rate market risks and to comply with the terms and conditions of the Senior Secured Credit Facility. This cap agreement helps minimize our exposure to interest rate movements by capping LIBOR at 3.00%. We have interest rate risk on borrowings under the Senior Secured Credit Facility in excess of the $320.0 million covered by the cap agreement ($139.2 million at June 30, 2012). The interest rate cap agreement expires in August 2012. The Company is currently evaluating options to mitigate its exposure to interest rate volatility in the future.

At June 30, 2012, our financial assets included cash of $56.2 million. Securities and investments totaled $1.5 million at June 30, 2012.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at June 30, 2012, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$456,112	$455,757	$461,583	$450,013
Capital lease obligations	1,157	1,157	1,272	1,040

Our Senior Secured Credit Facility accrues interest based on LIBOR plus an applicable margin (currently 300 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00% and is capped at 3.00% until August of 2012. At June 30, 2012, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at June 30, 2012 we had approximately $9.8 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of the end of the period covered by this quarterly report of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 14 to 25) in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2012 under the board of directors’ authorization. As of June 30, 2012, the approximate dollar value of shares that may yet be purchased under the plan is $23.1 million. The repurchase plan does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: August 3, 2012	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President

Dated: August 3, 2012	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary