Form 10-Q
period 2012-09-30
NTELOS HOLDINGS CORP
filed 2012-11-08
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 21,749,898 shares of the registrant’s common stock outstanding as of the close of business on November 6, 2012.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$64,604	$59,950
Restricted cash	—	199
Accounts receivable, net of allowance of $13,646 ($15,666 at December 31, 2011)	42,348	36,292
Inventories and supplies	10,352	7,570
Prepaid expenses and other current assets	13,662	14,445

	130,966	118,456

Securities and Investments	1,524	1,403
Property, Plant and Equipment, net	299,015	288,368
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	132,326	132,318
Customer relationships and trademarks, net	10,749	13,336
Deferred Charges and Other Assets	8,910	10,409

TOTAL ASSETS	$647,190	$627,990

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,153	$4,412
Accounts payable	21,771	18,118
Dividends payable	8,923	8,902
Advance billings and customer deposits	11,104	10,003
Accrued expenses and other current liabilities	21,562	14,316

	68,513	55,751

Long-Term Debt	451,183	453,997
Retirement Benefits	26,844	27,588
Deferred Income Taxes	26,032	14,057
Other Long-Term Liabilities	26,609	25,463

	530,668	521,105

Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,246 shares issued and 21,245 shares outstanding (21,195 shares issued and 21,087 shares outstanding at December 31, 2011)	212	212
Additional paid in capital	57,461	60,866
Treasury stock, at cost, 1 shares (108 shares at December 31, 2011)	(64)	(3,503)
Retained earnings	—	3,982
Accumulated other comprehensive loss	(9,495)	(9,973)

Total NTELOS Holdings Corp. Stockholders’ Equity	48,114	51,584
Noncontrolling Interests	(105)	(450)

	48,009	51,134

TOTAL LIABILITIES AND EQUITY	$647,190	$627,990

See accompanying Notes to Unaudited Condensed Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Operating Revenues	$114,466	$107,404	$336,591	$316,633

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	46,270	36,303	127,263	106,135
Customer operations	30,068	27,980	89,459	87,258
Corporate operations	8,599	9,589	24,908	24,922
Depreciation and amortization	15,810	16,098	45,818	45,494

	100,747	89,970	287,448	263,809

Operating Income	13,719	17,434	49,143	52,824

Other Expense
Interest expense	(5,432)	(5,509)	(16,293)	(17,918)
Other expense, net	(50)	(23)	(156)	(1,897)

	(5,482)	(5,532)	(16,449)	(19,815)

Income from Continuing Operations before Income Taxes	8,237	11,902	32,694	33,009

Income Taxes	3,141	4,969	13,130	14,291

Income from Continuing Operations	5,096	6,933	19,564	18,718

Discontinued Operations, net	—	6,813	—	19,426

Net Income	5,096	13,746	19,564	38,144

Net Income Attributable to Noncontrolling Interests	(488)	(481)	(1,498)	(1,322)

Net Income Attributable to NTELOS Holdings Corp.	$4,608	$13,265	$18,066	$36,822

Earnings per Share Attributable to NTELOS Holdings Corp.
Basic
Continuing operations	$0.22	$0.31	$0.87	$0.84
Discontinued operations	—	0.33	—	0.93

Total	$0.22	$0.64	$0.87	$1.77

Diluted
Continuing operations	$0.22	$0.31	$0.85	$0.83
Discontinued operations	—	0.32	—	0.92

Total	$0.22	$0.63	$0.85	$1.75

Weighted average shares outstanding - basic	20,900	20,799	20,877	20,767

Weighted average shares outstanding - diluted	21,375	21,084	21,317	21,049

Cash Dividends Declared per Share - Common Stock	$0.42	$0.56	$1.26	$1.68

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net Income Attributable to NTELOS Holdings Corp.	$4,608	$13,265	$18,066	$36,822

Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $ - and $166 of deferred income taxes in 2012, respectively ($63 and $190 in 2011, respectively)	217	99	478	298

Comprehensive Income Attributable to NTELOS Holdings Corp.	4,825	13,364	18,544	37,120

Comprehensive Income Attributable to Noncontrolling interests	488	481	1,498	1,322

Comprehensive Income	$5,313	$13,845	$20,042	$38,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$19,564	$38,144
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	—	(19,426)
Depreciation and amortization	45,818	45,494
Deferred income taxes	12,313	13,512
Equity-based compensation	4,683	4,847
Amortization of loan origination costs and debt discount	2,509	2,531
Write off unamortized debt issuance costs related to the repricing	—	1,513
Retirement benefits and other	2,985	1,326
Changes in operating assets and liabilities
Increase in accounts receivable	(6,057)	(115)
Increase in inventories and supplies	(2,782)	(2,414)
Changes in other current assets	421	(4,210)
Changes in income taxes	(933)	11,049
Increase in accounts payable	3,653	1,914
Changes in other current liabilities	9,501	(3,875)
Retirement benefit contributions and distributions	(2,617)	(4,710)

Net cash provided by operating activities	89,058	85,580

Cash flows from investing activities
Purchases of property, plant and equipment	(53,518)	(44,255)
Other, net	213	1,796

Net cash used in investing activities	(53,305)	(42,459)

Cash flows from financing activities
Debt repricing costs	—	(1,637)
Repayments on senior secured term loans	(2,816)	(5,700)
Cash dividends paid on common stock	(26,673)	(35,331)
Capital distributions to noncontrolling interests	(1,153)	(1,142)
Other, net	(457)	646

Net cash used in financing activities	(31,099)	(43,164)

Net cash provided by operating activities from discontinued operations	—	63,144
Net cash used in investing activities from discontinued operations	—	(51,003)
Net cash used in financing activities from discontinued operations	—	(1,370)

Net cash provided by discontinued operations	—	10,771

Increase in cash	4,654	10,728
Cash, beginning of period	59,950	15,187

Cash, end of period	$64,604	$25,915

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accum. Other Comprehen. Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrol. Interests	Total Equity
Balance, December 31, 2011	21,195	108	$212	$60,866	$(3,503)	$3,982	$(9,973)	$51,584	$(450)	$51,134
Equity-based compensation				3,897				3,897		3,897
Equity compensation activity *	51	(107)		(2,656)	3,439			783		783
Cash dividends declared				(4,646)		(22,048)		(26,694)		(26,694)
Capital distribution to noncontrolling interests									(1,153)	(1,153)
Net income attributable to NTELOS Holdings Corp.						18,066		18,066		18,066
Other comprehensive income							478	478		478
Comprehensive income attributable to noncontrolling interests									1,498	1,498

Balance, September 30, 2012	21,246	1	$212	$57,461	$(64)	$—	$(9,495)	$48,114	$(105)	$48,009

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised and other activity.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P., a Delaware limited partnership (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance.” See Note 13 for additional information regarding this arrangement. The Company does not have any independent operations.

Note 2.	Business Separation

On December 7, 2010, the Company’s board of directors approved a plan to create separate wireless and wireline businesses (hereinafter referred to as the “Business Separation”) by spinning off the wireline business into a newly formed publicly traded company Lumos Networks Corp. (“Lumos Networks”). On October 14, 2011, the Company announced a distribution date of October 31, 2011 for the spin-off of all the issued and outstanding shares of common stock of Lumos Networks. On October 31, 2011, the Company completed the spin-off of Lumos Networks, which constituted the Company’s competitive wireline and rural local exchange carrier segments as reported in the Company’s consolidated financial statements in prior periods. Prior to and in connection with the Business Separation, following the market close of October 31, 2011, the Company effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $.01 par value. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to the Company’s stockholders of record as of the close of business on October 24, 2011, the record date.

The results for discontinued operations were as follows:

(In thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Operating revenues	$49,507	$150,306

Income before income taxes	10,856	31,294

Income taxes	4,053	11,794

Income from discontinued operations	6,813	19,426

Interest expense within income before income taxes includes an interest expense charge related to the incremental interest allocated to discontinued operations attributable to the $283.0 million mandatory debt pay down for the three and nine months ended September 30, 2011. See Note 8 for additional information regarding this transaction.

Note 3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position have been included.

The results of operations and operating cash flows from the former wireline business are presented as discontinued operations for the three and nine months ended September 30, 2011. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding this transaction. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). These financial statements should be read in conjunction with the Company’s 2011 Form 10-K.

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

Recent Accounting Pronouncements

In September 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will apply the requirements of this ASU to its impairment testing beginning with the fiscal year beginning January 1, 2013 and does not expect application of this ASU will have a significant effect on its consolidated financial statements.

Note 4.	Supplemental Financial Information

Cash

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at September 30, 2012 and December 31, 2011 was $9.8 million and $18.7 million, respectively. The remaining $54.8 million and $41.3 million of cash at September 30, 2012 and December 31, 2011, respectively, was held in non-interest bearing deposit accounts, which are fully insured by the FDIC. Total interest income related to cash was less than $0.1 million for the three and nine months ended September 30, 2012 and 2011, respectively.

Restricted Cash

During 2010, the Company was awarded a grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total cost of this project was $4.2 million, of which 74% ($3.1 million) was funded by a grant from the federal government. The Company was required to deposit 100% of its portion of the project ($1.1 million) into a pledged account in advance of any reimbursements, which could be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements. This project was completed in September 2011. Restricted cash at December 31, 2011 was $0.2 million. The final reimbursement under the grant was received in January 2012.

Trade Accounts Receivable

The Company sells its PCS services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended September 30, 2012 and 2011 was $2.2 million and $2.7 million, respectively. Bad debt expense for the nine months ended September 30, 2012 and 2011 was $6.3 million and $7.8 million, respectively.

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

Pension Benefits and Retirement Benefits Other Than Pensions

For the three and nine months ended September 30, 2012 and 2011, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$460	$753	$1,380	$2,259
Interest cost	372	1,018	1,116	3,055
Expected return on plan assets	(323)	(1,180)	(969)	(3,540)
Amortization of unrealized loss	183	141	549	423

Net periodic benefit cost	$692	$732	$2,076	$2,197

Pension plan assets were valued at $19.1 million at September 30, 2012, which included funding contributions for the nine months ended September 30, 2012 of $2.2 million, and $15.3 million at December 31, 2011. Net periodic benefit cost outlined above contained $0.3 million and $0.7 million of cost related to discontinued operations for the three and nine months ended September 30, 2011, respectively.

For the three and nine months ended September 30, 2012 and 2011, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$23	$25	$73	$75
Interest cost	16	176	52	527

Net periodic benefit cost	$39	$201	$125	$602

Net periodic benefit cost outlined above contained $0.2 million and $0.6 million of cost related to discontinued operations for the three and nine months ended September 30, 2011, respectively.

The total expense recognized for the Company’s nonqualified pension plans for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively, and less than $0.1 million of this expense for each respective period related to the amortization of unrealized loss. The total expense recognized for the Company’s nonqualified pension plans for the nine months ended September 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively, and less than $0.1 million of this expense for each respective period related to the amortization of unrealized loss.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code (“IRC”) Section 401(k) for substantially all employees. The Company’s policy is to make matching contributions in shares of the Company’s common stock.

Share-Based Compensation

The Company accounts for share-based employee compensation plans under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid in capital on the unaudited condensed consolidated balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of the common stock options granted during the three and nine months ended September 30, 2012 and 2011 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based equity awards for the three and nine months ended September 30, 2012 and 2011 (Note 11) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cost of sales and services	$300	$212	$955	$637
Customer operations	250	283	794	852
Corporate operations	928	1,116	2,934	3,358

Equity-based compensation expense	$1,478	$1,611	$4,683	$4,847

Future charges for equity-based compensation related to instruments outstanding at September 30, 2012 for the remainder of 2012 and for the years 2013 through 2016 are estimated to be $1.1 million, $3.3 million, $2.1 million, $0.9 million and $0.2 million, respectively.

Note 5.	Supplemental Cash Flow Information

The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$14,095	$28,887
Income taxes	1,655	987
Cash received from income tax refunds	—	9,932
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	3,670	4,580
Borrowings under capital leases	570	551
Dividends declared not paid	8,923	11,822

The amount of interest capitalized was $0.1 million for each of the nine months ended September 30, 2012 and 2011.

Note 6.	Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Land and buildings	$33,532	$32,119
Network plant and equipment	454,885	423,171
Furniture, fixtures and other equipment	96,554	94,021

	584,971	549,311
Under construction	15,791	7,950

	600,762	557,261
Less: accumulated depreciation	301,747	268,893

Property, plant and equipment, net	$299,015	$288,368

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

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB ASC 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of September 30, 2012 that would require it to perform impairment testing.

Note 7.	Intangible Assets

Indefinite-Lived Intangible Assets

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

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2011, none of the reporting units included in continuing operations with goodwill were at risk of failing step one of the goodwill impairment testing as the fair value of each reporting unit substantially exceeded its carrying value. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of its goodwill since October 1, 2011.

The radio spectrum licenses relate primarily to PCS licenses in service in the markets the Company serves. The Company utilized a market-based method in its impairment testing for these assets at October 1, 2011. The results of the Company’s testing indicated that the fair value of these intangible assets significantly exceeded their respective book value. Based on the Company’s evaluation of fair value of its radio spectrum licenses, no impairment existed as of October 1, 2011. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets since October 1, 2011.

Intangible Assets Subject to Amortization

Intangible assets with a finite life are classified as customer relationships and trademarks on the unaudited condensed consolidated balance sheets. At September 30, 2012 and December 31, 2011, customer relationships and trademarks were comprised of the following:

		September 30, 2012		December 31, 2011
(In thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 yrs	$36,900	$(29,690)	$36,900	$(27,453)
Trademarks	15 yrs	7,000	(3,461)	7,000	(3,111)

Total		$43,900	$(33,151)	$43,900	$(30,564)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three and nine months ended September 30, 2012 and September 30, 2011, respectively. Amortization expense for the three months ended September 30, 2012 and 2011 was $0.8 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $2.6 million and $3.0 million, respectively.

Amortization expense for the remainder of 2012 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2012	$636	$117	$753
2013	2,544	467	3,011
2014	2,544	467	3,011
2015	1,486	467	1,953
2016	—	467	467
2017	—	467	467

Note 8.	Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Senior secured term loan	$455,164	$457,294
Capital lease obligations	1,172	1,115

	456,336	458,409
Less: current portion of long-term debt	5,153	4,412

Long-term debt	$451,183	$453,997

Long-Term Debt, Excluding Capital Lease Obligations

On August 7, 2009, the Company refinanced its then-outstanding bank loan facilities with $670.0 million of new senior secured credit facilities (the “Senior Secured Credit Facility”) comprised of a $35.0 million revolving credit facility (the “Revolving Credit Facility”) and a $635.0 million Term Loan B (“Term Loan B”). On August 2, 2010, the Company closed on an additional $125.0 million senior incremental term loan under the Senior Secured Credit Facility (the “Incremental Term Loan”) that, combined with cash on hand, was used to fund a wireline business acquisition, which closed on December 1, 2010. The Revolving Credit Facility matures in August 2014 while the Term Loan B and the Incremental Term Loan (collectively, the “Term Loans”) mature in August 2015. As of September 30, 2012, no amounts were outstanding under the Revolving Credit Facility.

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

The Senior Secured Credit Facility is secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors. The Senior Secured Credit Facility also includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At September 30, 2012, NTELOS Inc.’s leverage ratio (as defined under the Senior Secured Credit Facility) was 3.48:1.00 and its interest coverage ratio (as defined under the Senior Secured Credit Facility) was 7.13:1.00. The Senior Secured Credit Facility requires that the leverage ratio not exceed 4.00:1.00 and that the interest coverage ratio not be less than 3.00:1.00. If NTELOS Inc.’s leverage ratio is greater than 3.25:1.00 as of the end of any fiscal year, NTELOS Inc. would be required to prepay the Term Loans upon delivery of its audited financial statements for such year in an aggregate principal amount equal to 50% of NTELOS Inc.’s Excess Cash Flow (as defined in the Senior Secured Credit Facility) for such fiscal year.

The Senior Secured Credit Facility has a general restricted payments basket which can be used to make certain restricted payments, as defined under the Senior Secured Credit Facility, including the ability to pay dividends, repurchase stock or advance funds to the Company. Under the Senior Secured Credit Facility, the restricted payments basket was contractually reset to $25.0 million on October 31, 2011 in connection with the Business Separation. Following the Business Separation, the automatic quarterly increase to the restricted payments basket was reset to $6.5 million (the first of which occurred on January 1, 2012). The basket is also increased by an additional quarterly amount equal to 50% (75%, if NTELOS Inc.’s leverage ratio is below 2.75:1.00) of the amount that the Company’s Excess Cash Flow for such fiscal quarter exceeds $10.0 million, and is decreased by any actual restricted payments, including dividend payments and stock repurchases, in accordance with the terms of the Senior Secured Credit Facility. The balance of the restricted payments basket as of September 30, 2012 was $40.0 million. Based on the calculated Excess Cash Flow for the three months ended September 30, 2012, the excess cash addition for the third quarter of 2012 will be $3.6 million.

In connection with the refinancing and repricing of the Senior Secured Credit Facility described above, the Company deferred issuance and repricing costs of approximately $15.8 million, which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three months ended September 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively. Amortization of these costs was $1.8 million for the nine months ended September 30, 2012 and 2011.

The discounts related to the Term Loans noted above are being accreted to the Term Loans using the effective interest method over the life of the debt and are reflected in interest expense in the unaudited condensed consolidated statements of operations. Accretion was $0.2 million for the three months ended September 30, 2012 and 2011 and $0.7 million for the nine months ended September 30, 2012 and 2011.

The aggregate maturities of long-term debt outstanding at September 30, 2012, excluding capital lease obligations, based on the contractual terms of the instruments are $1.2 million for the remainder of 2012, $4.7 million per year in 2013 and 2014 and $447.4 million in 2015.

The Company’s blended average interest rate on its long-term debt was approximately 4.7% and 4.8% for the three months ended September 30, 2012 and 2011, respectively, and approximately 4.7% and 5.2% for the nine months ended September 30, 2012 and 2011, respectively.

On October 11, 2012, the Company announced that it had launched a process to refinance the existing Senior Secured Credit Facility, seeking to obtain approximately $475.0 million to $500.0 million of new senior secured credit facilities. The Company plans to use the net proceeds of the new credit facilities to refinance and extend the maturity of a portion of the Senior Secured Credit Facilities, to pay closing costs and other expenses and for general corporate purposes. The closing of the new credit facilities is expected to occur in early- to mid-November 2012, subject to market and other customary conditions.

Capital Lease Obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At September 30, 2012, the carrying value and accumulated depreciation of these assets was $1.5 million and $1.2 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.2 million. As of September 30, 2012, the principal portion of these capital lease obligations is due as follows: $0.1 million for the remainder of 2012, $0.4 million in 2013, $0.3 million in 2014, and $0.2 million in 2015 and in 2016.

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

Long-Term Investments

At September 30, 2012 and December 31, 2011, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million and $1.4 million, respectively. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Senior Secured Credit Facility held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value.

Interest Rate Derivatives

In accordance with the requirement of the Senior Secured Credit Facility, in the fourth quarter of 2010 the Company purchased an interest rate cap for $0.4 million with a notional amount of $320.0 million. The interest rate cap reduced the Company’s exposure to changes in the three-month U.S. Dollar LIBOR by capping the rate at 3.0%. The interest rate cap agreement expired in August 2012 and therefore had no value at September 30, 2012. The value of the interest rate cap as of December 31, 2011 was immaterial. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement was recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded an immaterial loss on the interest rate cap for the three and nine months ended September 30, 2012 due to a decline in its value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

(In thousands)	Face Amount		Carrying Amount	Fair Value
September 30, 2012
Nonderivatives:
Financial assets:
Cash	$64,604		$64,604	$64,604
Long-term investments for which it is not practicable to estimate fair value	N/A		1,524	N/A
Financial liabilities:
Senior secured credit facility	458,022		455,164	455,732
Capital lease obligations	1,172		1,172	1,172

December 31, 2011
Nonderivatives:
Financial assets:
Cash	$59,950		$59,950	$59,950
Long-term investments for which it is not practicable to estimate fair value	N/A		1,403	N/A
Financial liabilities:
Senior secured credit facility	460,838		457,294	453,925
Capital lease obligations	1,115		1,115	1,115
Derivative related to debt:
Interest rate cap asset	320,000	*	5	5

*	Notional amount

The fair value of the Senior Secured Credit Facility was derived based on a quoted trading price at September 30, 2012 and December 31, 2011. The fair value of the derivative instrument was based on a quoted market price. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 10.	Stockholders’ Equity

On November 02, 2012, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on January 11, 2013 to stockholders of record on December 14, 2012.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during the nine months ended September 30, 2012 or during the years ended December 31, 2011 and 2010 under the authorization. Additionally, during each of the nine months ended September 30, 2012 and 2011, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Numerator:
Income applicable to common shares for earnings per share computation	$4,608	$13,265	$18,066	$36,822

Denominator:
Total shares outstanding	21,245	21,124	21,245	21,124
Less: unvested shares	(333)	(266)	(333)	(259)
Less: effect of calculating weighted average shares	(12)	(59)	(35)	(98)

Denominator for basic earnings per common share – weighted average shares outstanding	20,900	20,799	20,877	20,767
Plus: weighted average unvested shares	336	266	318	259
Plus: common stock equivalents of stock options	139	19	122	23

Denominator for diluted earnings per common share – weighted average shares outstanding	21,375	21,084	21,317	21,049

For the three months ended September 30, 2012 and 2011, the denominator for diluted earnings per common share excludes approximately 1,811,000 shares and 89,900 shares, respectively, related to stock options which would be antidilutive for the respective periods. For the nine months ended September 30, 2012 and 2011, the denominator for diluted earnings per common share excludes approximately 1,811,000 shares and 94,100 shares, respectively, related to stock options which would be antidilutive for the respective periods.

Changes in Accumulated Other Comprehensive Loss

(In thousands)	Benefit Plans
Balance, December 31, 2011	$(9,973)
Amortization of unrealized loss from defined benefits plans, net of $166 of deferred income taxes	478

Balance, September 30, 2012	$(9,495)

Note 11.	Stock Plans

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

During the nine months ended September 30, 2012, the Company issued 763,903 stock options under the Employee Equity Incentive Plans and 31,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans generally vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Additionally, during the nine months ended September 30, 2012, the Company issued 116,199 shares of restricted stock under the Employee Equity Incentive Plans and 10,305 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.

The summary of the activity and status of the Company’s stock option awards for the nine months ended September 30, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,068	$22.80
Granted during the period	795	22.06
Exercised during the period	(1)	14.57
Forfeited during the period	(23)	22.61

Stock options outstanding at September 30, 2012	1,839	$22.48	8.1 years	$125.00

Exercisable at September 30, 2012	596	$22.84	6.4 years	$123.00

Total expected to vest at September 30, 2012	1,118	$22.57

The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2012 and 2011 was $3.33 and $4.92, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was less than $0.1 million. The total fair value of options that vested during the nine months ended September 30, 2012 and 2011 was $1.0 million and $1.6 million, respectively. As of September 30, 2012, there was $3.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years.

The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2012	252	$22.65
Granted during the period	127	21.87
Vested during the period	(39)	22.72
Forfeited during the period	(7)	21.93

Restricted stock awards outstanding at September 30, 2012	333	$22.36

As of September 30, 2012, there was $3.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares purchased under this plan have been issued from the treasury stock balance. If treasury shares are not available, new common shares have been issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the nine months ended September 30, 2012 and 2011, 2,799 shares and 4,404 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the nine months ended September 30, 2012 and 2011 was immaterial.

Note 12.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2012 was $3.1 million and $13.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $0.5 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of September 30, 2012 that are subject to limitations imposed by IRC 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, the Company expects that $130.4 million of these prior year NOLs will be available to the Company as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company also has a prior year NOL of approximately $9.6 million that is not subject to the IRC 382 Limit. In addition, the Company expects to realize a net operating loss in 2012 as a result of bonus depreciation under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The Company believes that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 13.	Strategic Network Alliance

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

The Company generated 36.4% and 33.0% of its revenue from the Strategic Network Alliance for the three months ended September 30, 2012 and 2011, respectively, and 36.2% and 31.3% for the nine months ended September 30, 2012 and 2011, respectively. Revenues under the Strategic Network Alliance are the greater of $9.0 million per month or the revenues derived based on third generation mobile communications standards (“3G”) and Evolution Data Optimized Revision A (“EV-DO”) voice and data usage by Sprint on the Company’s network.

Note 14.	Commitments and Contingencies

Commitments

As of September 30, 2012, the Company has purchase commitments relating to network capital expenditures, handsets and other materials to support operations totaling approximately $89.1 million.

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

Under the Strategic Network Alliance agreement with Sprint, there are automatic rate resets in the agreement. In the event the Company believes any rate resets to be inconsistent with the terms of the Strategic Network Alliance agreement, it may dispute such resets in accordance with the procedures set forth in the agreement. The Company has disputed Sprint’s data rate resets beginning with the fourth quarter of 2011, which continues to be reviewed and remains unresolved. The final outcome of this unresolved data rate reset dispute is unknown at this time.

The Company estimates a reasonably possible outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 to be approximately $8.0 million in Sprint’s favor. Under the Company’s view of the agreement, the Company believes it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 is approximately $8.0 million in the Company’s favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase. Although the Company firmly believes that it has taken the correct position under the agreement relating to the current data rate reset dispute, there can be no assurance that the Company will prevail.

During the three months ended September 30, 2012, Sprint provided notice to the Company involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues (unrelated to the current data rate reset dispute). The Company strongly believes that Sprint’s claims are without merit.

Other Matters

The Company periodically disputes network access charges it is assessed by other companies that the Company interconnects with, and is involved in other disputes, claims, either asserted or unasserted, and legal and tax proceedings and filings arising from normal business activities. If one or more such claims, including those related to disputed matters involving the Strategic Network Alliance, were adversely determined against the Company, it could result in payments by the Company. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and reasonably estimable losses has been made in the Company’s unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

Our summary operating results presented below are before the impact of income taxes, discontinued operations and amounts attributable to noncontrolling interests.

Three-Month Results

Operating revenues increased $7.1 million, or 6.6%, to $114.5 million for the three months ended September 30, 2012 compared to $107.4 million for the three months ended September 30, 2011 driven by a $5.8 million increase in wholesale and other revenues and a $1.3 million increase in retail revenues. Operating income decreased $3.7 million, or 21.3%, to $13.7 million for the three months ended September 30, 2012 compared to $17.4 million for the three months ended September 30, 2011 reflecting increased cost of sales and services and higher customer operations expenses, partially offset by higher operating revenues described above. Income from continuing operations before income taxes decreased $3.7 million, or 30.8%, to $8.2 million for the three months ended September 30, 2012 compared to $11.9 million for the three months ended September 30, 2011, primarily due to higher operating expenses, which included the negative impact from a lower of cost or market inventory adjustment, due to a price reduction related to the introduction of the iPhone 5, and costs due to service interruptions from extended power outages as a result of an unusually severe storm in our network coverage territory, which together totaled approximately $2.0 million. Other expense remained relatively consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine-Month Results

Operating revenues increased $20.0 million, or 6.3%, to $336.6 million for the nine months ended September 30, 2012 compared to $316.6 million for the nine months ended September 30, 2011 driven by a $21.7 million increase in wholesale and other revenues, partially offset by a $1.8 million decline in retail revenues. Operating income decreased $3.7 million, or 7.0%, to $49.1 million for the nine months ended September 30, 2012 compared to $52.8 million the nine months ended September 30, 2011 reflecting increased cost of sales and services and higher customer operations expenses, partially offset by higher operating revenues described above. Income from continuing operations before income taxes remained relatively consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to higher operating expenses, including the lower of cost or market inventory adjustment and costs due to service interruptions, described above partially offset by lower other expense, which decreased by $3.4 million, or 17.0%, reflecting a $1.6 million decrease in interest expense in 2012 and $1.5 million of corporate financing fees incurred in 2011.

For further detail regarding our operating results, including explanation of the non-GAAP measure average monthly revenue per user (“ARPU”), see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Nine Months Ended September 30, 2012 and 2011 below.

Our Business

We are a leading regional provider of wireless communications services to consumers and businesses primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. Our primary services are wireless voice and data digital personal communications services (“PCS”).

Our wireless operations are comprised of an NTELOS-branded retail business, which sells our products and services through direct and indirect distribution channels, and a wholesale business, which provides network access to other telecommunications carriers. We believe our regional focus, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. As of September 30, 2012, our wireless retail business had approximately 430,300 NTELOS retail subscribers, representing a penetration of more than 7% of our total covered population. As of September 30, 2012, 1,200 (approximately 86%) of our total cell sites contain Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services.

We generate retail subscriber revenues from network access, data services, feature services and equipment revenues. For the three months ended September 30, 2012 and 2011, we recognized retail revenues of $71.1 million and $69.9 million, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized retail revenues of $210.0 million and $211.8 million, respectively. The mix of voice, data and other feature revenues has changed during the current year compared to the prior year due to several factors including a shift in customer preferences to more data-centric services. As a result, data revenues have increased while voice revenues have declined, reflecting an increased sales emphasis on smartphones and other data-centric devices coupled with a broader array of data packages.

We have an exclusive agreement with Sprint Spectrum L.P., a Delaware limited partnership (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which we refer to as the “Strategic Network Alliance.” Under the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the three months ended September 30, 2012 and 2011, we realized wireless wholesale revenues of $42.9 million and $37.1 million, respectively, of which $41.6 million and $35.4 million, respectively, related to the Strategic Network Alliance. For the nine months ended September 30, 2012 and 2011, we realized wireless wholesale revenues of $125.3 million and $103.5 million, respectively, of which $121.9 million and $99.1 million, respectively, related to the Strategic Network Alliance. Revenues from this contract exceeded the $9.0 million monthly minimum beginning in October 2010 and we expect that our revenues will continue to do so for the foreseeable future. If Sprint were to lose subscribers in our territory or take steps to reduce data or voice usage, our wholesale revenue would be negatively impacted.

Under the Strategic Network Alliance agreement with Sprint, there are automatic rate resets in the agreement. In the event we believe any rate resets to be inconsistent with the terms of the Strategic Network Alliance agreement, we may dispute such resets in accordance with the procedures set forth in the agreement. We have disputed Sprint’s data rate resets beginning with the fourth quarter of 2011, which continues to be reviewed and remains unresolved. The final outcome of this unresolved data rate reset dispute is unknown at this time.

We estimate a reasonably possible outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 to be approximately $8.0 million in Sprint’s favor. Under our view of the agreement, we believe it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 is approximately $8.0 million in our favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase. Although we firmly believe that we have taken the correct position under the agreement relating to the current data rate reset dispute, there can be no assurance that we will prevail.

During the three months ended September 30, 2012, Sprint provided notice to us involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues (unrelated to the current data rate reset dispute). We strongly believe that Sprint’s claims are without merit.

We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. Additionally, we are continuously improving our handset offerings. We currently support eleven brands and thirty five devices, including the Apple iPhone 4, 4S and 5, and offer our customers the major smartphone operating systems such as Android, iOS and Blackberry. All devices are available for both postpay and prepay customers. We have also added features and improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.

We continue to be committed to improving our distribution strategy with respect to both postpay and prepay sales. We have expanded our indirect distribution channel by using master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations. This will continue for the remainder of 2012. We expect to further expand our Exclusive Retail Partner program, which has grown to more than 62 locations in the past two years. In addition, we plan to pursue the launching of a prepay “scan and go” phone product in a big box environment in the first half of 2013. We also intend to launch a payment/top up card solution in a big box environment to complement the “scan and go” phone program.

We have also focused resources on enhancing our direct distribution channel by adjusting the number of stores, store locations, and upgrades to the appearance and customer service functionality of our retail space. We believe these changes will continue to improve postpay and prepay sales productivity. In our Company-owned retail channel, postpay sales increased 34% and total sales improved 11% year over year for the three months ended September 30, 2012. At September 30, 2012, we have upgraded 76% of Company-owned retail outlets to a reorganized merchandising design that included an updated service, accessory and device presentation format, and plan to retrofit or relocate an additional 10% of Company-owned stores by the end of the year.

Market Risks

The current economic climate and increased competition have contributed to a slight decline in the postpay subscriber base of 2% from September 30, 2011 to September 30, 2012, while the prepay subscriber base expanded 18% during the same time period. We continue to use predictive analytics to identify high-risk churn areas within our postpay and prepay customer bases, which leads to proactive communication and retention efforts discussed above, resulting in improved customer churn and positive net subscriber additions. Total churn, net decreased to 2.9% for the three months ended September 30, 2012 compared to 3.7% for the three months ended September 30, 2011 and we realized net subscriber additions for all three quarters of 2012 compared to net reductions in our subscriber base during each quarter of 2011.

We continue to face risks to our competitive “value” position in the postpay market, through aggressive smartphone nationwide unlimited data plans by competitors such as AT&T, Verizon, Sprint, T-Mobile and US Cellular and the shared data plans by AT&T and Verizon. We expect postpay competition to continue to be intense as carriers focus on taking market share from competitors. In addition, the launch of fourth generation mobile communications standards / Long-Term Evolution wireless technology (“4G LTE”) services offered by competitors is expected to further increase our competitive pressures.

We also expect the competition with prepaid products to remain strong as competitors have targeted this segment as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (MVNOs operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10, Simple Mobile, and Page Plus, actively compete for prepay customers in our markets. Many of these competitors have access to big box retailers that are currently unavailable to us. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans being offered for less than $50 per month. To remain competitive with our prepaid product offerings, we continually monitor our FRAWG Unlimited Wireless prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. We then followed with a price reduction on our Unlimited Everything plan which now accounts for 72% of all prepay customers. We also continue to offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract,” low cost service that has a minimum number of plans, offers attractive features, including smartphone options and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans and devices that appeal to smartphone customers. This strategy resulted in a 61% smartphone take rate during the first nine months of 2012 and an ending smartphone penetration of 44%.

We expect many of the market risks, including increased competition and the evolution of handsets to more data-centric devices, which impacted our results of operations during the first nine months of 2012, will continue to affect our results of operations for the remainder of 2012.

Other Overview Discussion

To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), throughout this document we reference non-GAAP measures such as ARPU to measure operating performance for which our operating managers are responsible and upon which we evaluate their performance.

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

The table below provides a reconciliation of operating revenues to subscriber revenues used to calculate average monthly ARPU for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except average monthly ARPU)	2012	2011	2012	2011
Operating revenues	$114,466	$107,404	$336,591	$316,633
Less: equipment revenues from sales to new customers	(3,333)	(2,284)	(11,233)	(6,214)
Less: equipment revenues from sales to existing customers	(3,416)	(4,859)	(11,722)	(14,151)
Less: wholesale, other and adjustments	(42,380)	(37,715)	(124,278)	(104,151)

Retail subscriber revenues	$65,337	$62,546	$189,358	$192,117

Average number of subscribers	427,610	418,923	422,351	425,391

Total average monthly ARPU	$50.93	$49.77	$49.82	$50.18

Retail subscriber revenues	$65,337	$62,546	$189,358	$192,117
Less: voice and other feature revenues	(39,366)	(42,218)	(114,653)	(133,233)

Retail subscriber data revenues	$25,971	$20,328	$74,705	$58,884

Average number of subscribers	427,610	418,923	422,351	425,391

Total data average monthly ARPU	$20.25	$16.17	$19.65	$15.38

ARPU increased in the three months ended September 30, 2012 to $50.93 from $49.41 in the second quarter of 2012 and is expected to continue to increase throughout the remainder of 2012, primarily due to continued penetration of smartphones on both postpay and prepay sales. Data ARPU, which is the portion of average monthly revenue per user associated with data usage and products, increased in the three months ended September 30, 2012 to $20.25 from $19.65 in the second quarter of 2012, and we anticipate Data ARPU and data revenue will continue to grow throughout the remainder of 2012, primarily due to the continued increase in data plan penetration. Introduction of the Apple iPhone 4 and 4S on April 20, 2012 also served as a catalyst in Data ARPU growth through increased rate plan pricing, as well as increased smartphone penetration. Data plan growth followed the percentage growth of customers with smartphones in relation to total customers, increasing to 50% as of September 30, 2012 from 24% as of September 30, 2011 (and postpay growing to 53% as of September 30, 2012 from 28% as of September 30, 2011). Voice ARPU continues to decrease across our industry and for us as subscriber trends shift to increased data usage.

RESULTS OF OPERATIONS – OVERVIEW

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

•	Customer operations – includes marketing, product management, product advertising, selling, billing, customer care, customer retention and bad debt expenses;

•

Corporate operations – includes taxes other than income; executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management; accretion of asset retirement obligations; and expenses related to acquisitions and the separation of our wireless and wireline businesses, which we refer to as the “Business Separation;” and

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable.

Other Expense

Other expense includes interest expense on debt instruments, changes in the fair value of our interest rate cap (which expired in August 2012) and other items such as interest income and fees, expenses related to the senior secured credit facilities refinanced in August 2009 (the “Senior Secured Credit Facility”) and, as appropriate, related charges or amortization of amendment fees.

Income Taxes

Income tax expense and effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Discontinued Operations, net

Discontinued operations reflect the results of our former wireline business for the three and nine months ended September 30, 2011. Additional information regarding our discontinued operations can be found in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and nine months ended September 30, 2012 and 2011. The VA Alliance made $0.4 million and $0.4 million of capital distributions to the minority owners during the three months ended September 30, 2012 and 2011, respectively, and $1.2 million and $1.1 million of capital distributions to the minority owners during the nine months ended September 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

OPERATING REVENUES

The following table identifies our operating revenues for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(In thousands)	2012	2011	$ Variance	% Variance
Retail revenue	$71,134	$69,884	$1,250	1.8%
Wholesale and other revenue	43,332	37,520	5,812	15.5%

Total operating revenues	$114,466	$107,404	$7,062	6.6%

Retail Revenue

Retail revenue improved due to an increase in subscriber service revenues of $1.7 million, or 2.6%, partially offset by a decrease in equipment revenues of $0.4 million, or 5.5%. Subscriber service revenues reflected a net subscriber increase of approximately 8,700 subscribers, or 2.1%, growing to an average of 427,600 subscribers for the three months ended September 30, 2012 compared to an average of 418,900 subscribers for the three months ended September 30, 2011. Voice and other feature revenues, excluding data revenues, decreased by $3.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to several factors including a decline in ARPU for these services, which reflected competitive pricing reductions and a shift in customer preferences to more data-centric services. Offsetting the decrease in voice and other feature revenues was a significant increase in data revenues of $5.3 million, or 26.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily driven by increased data usage. Lower equipment revenues for the three months ended September 30, 2012 reflected decreased sales to existing customers, due to fewer upgrades for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, partially offset by higher direct channel sales.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased $6.2 million, or 17.6%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 reflecting increased data usage, measured in Megabytes, which grew 76% period over period for the three months ended September 30, 2012, as the use of smartphones and data devices swelled, and the data usage from Sprint subscribers in our territory increased. Roaming revenues from carriers other than Sprint declined $0.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

OPERATING EXPENSES

The following table identifies our operating expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(In thousands)	2012	2011	$ Variance	% Variance
Cost of sales and services	$46,270	$36,303	$9,967	27.5%
Customer operations	30,068	27,980	2,088	7.5%
Corporate operations	8,599	9,589	(990)	(10.3%)
Depreciation and amortization	15,810	16,098	(288)	(1.8%)

Total operating expenses	$100,747	$89,970	$10,777	12.0%

Operating expenses increased $10.8 million, or 12.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increased cost of sales and services. Equipment cost of sales increased $6.5 million, or 76.6%, due to higher average cost per unit linked to the mix of smartphones, including the iPhone. Also contributing to the higher equipment costs was a 16.0% increase in gross subscriber additions. Network access and cell site expenses increased $1.1 million, or 7.2%, and data roaming costs increased $1.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily related to additional access connectivity to support continued growth in data usage by subscribers and a 4% increase in the number of cell sites as of September 30, 2012 compared to September 30, 2011.

Advertising expense increased $1.5 million reflecting accelerated spending in the third quarter, which contributed to subscriber growth and enhanced brand awareness. Agent commissions increased $1.2 million, primarily due to a 35% increase in indirect sales for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We expect agent commissions will increase throughout the remainder of 2012, although at a slower rate, as we further develop our indirect distribution channel. Sales incentives increased $0.7 million, primarily due to contract buy out and referral incentives offered during the period. Partially offsetting the operating expense increases described above was a $0.6 million decline in bad debt expense, reflecting improvement in the aging and lower churn, and a $0.5 million decrease in retention expense, due to improved cost controls for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Cost of Sales and Services – Cost of sales and services increased $10.0 million, or 27.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Equipment cost of sales increased $6.5 million as discussed above. Network access and cell site expenses also increased $1.1 million as described above and data roaming costs increased $1.3 million related to the growth of smartphones and subscriber trends shift to increased data usage.

Customer Operations – Customer operations expense increased $2.1 million, or 7.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Increases of $1.5 million in advertising, $1.4 million in agent and direct sales channel commissions were partially offset by reductions in bad debt and retention expense, collectively totaling $1.1 million.

Corporate Operations – Corporate operations expense decreased $1.0 million, or 10.3%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Corporate expenses for the three months ended September 30, 2012 were reduced by $0.6 million in transition services billed under the Transition Services Agreement that was executed as part of the Business Separation.

Depreciation and Amortization – Depreciation and amortization expenses remained consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

OTHER EXPENSE

Interest expense on debt instruments and other expense, net remained consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

INCOME TAXES

Income tax expense for the three months ended September 30, 2012 and 2011 was $3.1 million and $5.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes.

RESULTS OF OPERATIONS – COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

OPERATING REVENUES

The following table identifies our operating revenues for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Variance	% Variance
Retail revenue	$210,010	$211,794	$(1,784)	(0.8%)
Wholesale and other revenue	126,581	104,839	21,742	20.7%

Total operating revenues	$336,591	$316,633	$19,958	6.3%

Retail Revenue

Retail revenue declined due to a decrease in subscriber service revenues of $4.4 million, or 2.3%, partially offset by an increase in equipment revenues of $2.6 million, or 12.7%. Subscriber service revenues reflected a net subscriber loss of approximately 3,000 subscribers, or 0.7%, from an average of approximately 422,400 subscribers for the nine months ended September 30, 2012 compared to an average of approximately 425,400 subscribers for the nine months ended September 30, 2011. During the latter part of 2011, we introduced several initiatives to increase subscriber net additions, including improved targeting of high-value, long-term customers. As a result, net subscribers stabilized during 2012 as subscriber losses were more than offset by subscriber gains.

Voice and other feature revenues, excluding data revenues, decreased by $19.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to several factors including the decrease in subscriber base and a decline in ARPU for these services. The decline in ARPU reflected competitive pricing reductions and a shift in customer preferences to more data-centric services. Partially offsetting the decrease in voice revenue was an increase in data revenues of $15.2 million, or 26.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Underlying this growth in data revenues was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to significant expansion of our customer base with smartphones, 50% as of September 30, 2012 compared to 24% as of September 30, 2011.

Higher equipment revenues for the nine months ended September 30, 2012 were driven by increased penetration of smartphones, including the iPhone launched in the second quarter of 2012, which resulted in an increase in smartphone sales to 72% of gross adds for the nine months ended September 30, 2012 compared to 36% for the nine months ended September 30, 2011.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased $22.8 million, or 23.0%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase reflected increased data usage, measured in Megabytes, which grew 95% period over period for the nine months ended September 30, 2012, as the use of smartphones and data devices swelled, and the data usage from Sprint subscribers in our territory increased. Roaming revenues from carriers other than Sprint declined $0.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

OPERATING EXPENSES

The following table identifies our operating expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Variance	% Variance
Cost of sales and services	$127,263	$106,135	$21,128	19.9%
Customer operations	89,459	87,258	2,201	2.5%
Corporate operations	24,908	24,922	(14)	(0.1%)
Depreciation and amortization	45,818	45,494	324	0.7%

Total operating expenses	$287,448	$263,809	$23,639	9.0%

Operating expenses increased $23.6 million, or 9.0%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a $21.1 million increase in the cost of sales and services. Equipment cost of sales increased $13.1 million, or 51.5%, due to the higher smartphone mix, including the iPhone. Smartphone gross subscriber additions were nearly 72% of total gross adds for the nine months ended September 30, 2012 compared to 36% for the nine months ended September 30, 2011. Also contributing to the higher costs was a 7.4% increase in gross subscriber additions over the same period, which costs were partially offset by a $2.6 million, or 30.5%, increase in equipment revenues from new customers. Network access and cell site expenses increased $4.6 million, or 10.5%, and data roaming expenses increased $3.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, related to the factors discussed above.

Agent commissions increased $2.7 million, primarily due to a 35% increase in indirect sales for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These costs were partially offset by a $0.6 million, or 10.2%, decrease in corporate retail and other direct channel commissions, due to the channel mix discussed above and compensation plan changes. Sales incentives increased $1.7 million, or 223.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to contract buy out and referral incentives offered during the period. Primarily offsetting the operating expense increases described above was a decrease in bad debt expense of $1.6 million.

Cost of Sales and Services – Cost of sales and services increased $21.1 million, or 19.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Equipment costs increased $13.1 million and network access and cell site expenses increased $4.6 million as discussed above. Data roaming expenses increased $3.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflecting the continued growth and subscriber trends shift to increased data usage.

Customer Operations – Customer operations expense increased $2.2 million, or 2.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Increases in commissions and sales incentives of $2.1 million and $1.7 million, respectively, along with higher advertising expense of $1.8 million discussed above, were partially offset by decreases in bad debt expense of $1.6 million, also discussed above, as well as decreases in retention of $0.8 million and banking and other fees of $0.7 million.

Corporate Operations – Corporate operations expense remained consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Increases in costs for the nine months ended September 30. 2012 included professional fees of $0.9 million, regulatory fees of $0.8 million and compensation and benefits of $0.5 million. Corporate expenses for the nine months ended September 30, 2012 were reduced by $1.8 million in transition services billed under the Transition Services Agreement that was executed as part of the Business Separation. Lower other general and administrative costs, net accounted for the remaining $0.4 million decrease.

Depreciation and Amortization – Depreciation and amortization expenses also remained consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

OTHER EXPENSE

Interest expense on debt instruments decreased $1.6 million, or 9.0%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the repricing amendment on the Senior Secured Credit Facility on March 15, 2011. The repricing reduced the rate from LIBOR (with a 2.00% floor) plus 3.75% to LIBOR (with a 1.00% floor) plus 3.00%.

Other expense, net changed favorably to expense of $0.2 million for the nine months ended September 30, 2012 compared to expense of $1.9 million for the nine months ended September 30, 2011. The net decrease reflected a $1.5 million charge in the second quarter of 2011 related to the write off of previously deferred financing fees in connection with the March 15, 2011 repricing amendment.

INCOME TAXES

Income tax expense was $13.1 million and $14.3 million for the nine months ended September 30, 2012 and 2011, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $0.5 million.

We have prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $154.1 million as of September 30, 2012 that are subject to limitations imposed by IRC 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, we expect that $130.4 million of these prior year NOLs will be available for use as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. We also have a prior year NOL of approximately $9.6 million that is not subject to the IRC 382 Limit. In addition, we expect to realize a net operating loss in 2012 as a result of bonus depreciation under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” We believe that it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2012 and 2011, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided from operating activities. As of September 30, 2012, we had $64.6 million of cash, of which $9.8 million was held in a market rate savings account by Holdings Corp. and thus not restricted for certain payments by the credit agreement. The balance of $54.8 million was held in non-interest bearing deposit accounts, which are currently fully insured by the FDIC.

As of September 30, 2012, we had $530.7 million in aggregate long-term liabilities, consisting of $450.4 million in outstanding long-term debt ($458.0 million less the current portion of $4.7 million and net of a $2.9 million discount) and $79.5 million in other long-term liabilities consisting of retirement benefits, deferred income taxes and asset retirement obligations.

In addition to the long-term debt from the credit agreement, we also have entered into capital leases on vehicles and equipment used in our operations with lease terms of four to five years. At September 30, 2012, the net present value of these future minimum lease payments was $1.2 million. The aggregate maturities of our long-term debt, excluding capital lease obligations, based on the contractual terms of the instruments, are $1.2 million for the remainder of 2012, $4.7 million per year in 2013 and 2014 and $447.4 million in 2015.

We have a restricted payments basket under the terms of the credit agreement which can be used to make certain restricted payments, including dividends and stock repurchases. The restricted payments basket is increased by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, based on the definition in the credit agreement, and is decreased by any actual dividend or other restricted payments. The balance of the restricted payments basket as of September 30, 2012 was $40.0 million. Based on the calculated Excess Cash Flow for the three months ended September 30, 2012, the excess cash addition for the third quarter of 2012 will be $3.6 million.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries in order to make dividend payments or stock repurchases. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Senior Secured Credit Facility.

Under the Senior Secured Credit Facility, NTELOS Inc. is also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Senior Secured Credit Facility. As of September 30, 2012, we were in compliance with all of our debt covenants, and our ratios at September 30, 2012 were as follows:

	Actual	Covenant Requirement at September 30, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.48	Not more than 4.00
Minimum interest coverage ratio	7.13	Not less than 3.00

Significant Sources of Cash

Our cash flows from operating activities for the nine months ended September 30, 2012 of $89.1 million increased $3.5 million, or 4.1%, compared to the cash flows from operating activities of $85.6 million for the nine months ended September 30, 2011. Net income from continuing operations for the nine months ended September 30, 2012 provided an additional $0.8 million of cash from operations compared to the same period last year. Changes in working capital produced $4.0 million of cash during the nine months ended September 30, 2012. This was primarily the result of an increase in accrued expenses and other current liabilities of $9.5 million and an increase in accounts payable of $3.7 million, partially offset by an increase in accounts receivables of $6.1 million and an increase in inventories and supplies of $2.8 million. During the nine months ended September 30, 2011, we received a refund of $9.9 million of net estimated tax overpayments from the third quarter of 2010, due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter 2010 estimated tax payment.

Significant Uses of Cash

As we continue to expand our network coverage and capacity within our coverage area, we invested $53.5 million in capital expenditures for the nine months ended September 30, 2012. This was higher than the $44.3 million of capital expenditures for the same period last year. Included in the capital spending for the nine months ended September 30, 2012 was $14.7 million of continued network coverage expansion and enhancements within our coverage area, $26.7 million of expenditures for additional capacity to support our projected growth, and $12.1 million to maintain our existing networks and other business needs. We currently expect capital expenditures for 2012 to be approximately $75.0 million.

We paid quarterly dividends of $0.42 per share, or a total of $26.7 million, during the nine months ended September 30, 2012, which was less than the pre Business Separation quarterly dividends of $0.56 per share, totaling $35.3 million, paid during the nine months ended September 30, 2011. On November 2, 2012, the board of directors declared a dividend in the amount of $0.42 per share which is to be paid on January 11, 2013 to stockholders of record on December 14, 2012. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. As discussed earlier in this section, amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Senior Secured Credit Facility.

We believe that our current cash balances of $64.6 million and our cash flows from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases through our stock repurchase plan discussed above. If our growth opportunities result in unforeseeable capital expenditures, we may need to access our $35.0 million revolving credit facility and could seek additional financing in the future.

On October 11, 2012, we announced that we had launched a process to refinance the existing Senior Secured Credit Facility, seeking to obtain approximately $475.0 million to $500.0 million of new senior secured credit facilities. The proceeds from the anticipated closing of the new credit facilities will be used largely to pay off the $455.2 million owed under the existing first lien term loan and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for general corporate purposes. Reflective of current debt market conditions, our ongoing interest expense will increase from the current level as a result of the increased loan amount and higher blended interest rates associated with longer blended maturities under the new credit facility and additional interest costs associated with the amortization of the original issue discount expected to be incurred in the refinancing. Upon closing the new credit facilities, we also will write off a portion of the remaining unamortized debt origination costs associated with the existing Senior Secured Credit Facility. Closing on the proposed new credit facilities is expected to occur in early- to mid-November 2012, subject to market and other customary conditions.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of September 30, 2012, $458.0 million was outstanding under the Senior Secured Credit Facility. On March 15, 2011, the Company entered into an amendment of its Senior Secured Credit Facility to reduce the interest rate margin and the interest rate floors applicable to the Term Loans. After the amendment, the Term Loans bear interest at a rate equal to 2.75% or 3.00%, depending on the Company’s leverage ratio, above the Eurodollar rate (subject to a 1.00% floor on the Eurodollar rate) or 1.75% or 2.00%, depending on the Company’s leverage ratio, above the base rate (subject to a 2.00% floor on the base rate). Loans under the Revolving Credit Facility bear interest at either 2.50% above the base rate (subject to 3.00% floor on the base rate) or 3.50% above the Eurodollar rate (subject to a 2.00% floor on the Eurodollar rate). We have other fixed rate, long-term debt in the form of capital leases totaling $1.2 million as of September 30, 2012.

At September 30, 2012, our financial assets included cash of $64.6 million. Securities and investments totaled $1.5 million at September 30, 2012.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at September 30, 2012, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$455,164	$455,732	$461,050	$450,483
Capital lease obligations	1,172	1,172	1,289	1,055

Our Senior Secured Credit Facility accrues interest based on LIBOR plus an applicable margin (currently 300 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00% and is capped at 3.00% until August of 2012. At September 30, 2012, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at September 30, 2012 we had $9.8 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in Part I, Item 1A. Risk Factors (pages 14 to 26) in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2012 under the board of directors’ authorization. As of September 30, 2012, the approximate dollar value of shares that may yet be purchased under the plan is $23.1 million. The repurchase plan does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2*	Certificate of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 8, 2012	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 8, 2012	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)