Form 10-K
period 2012-12-31
NTELOS HOLDINGS CORP
filed 2013-02-28
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012 was $287.3 million (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 21,291,019 shares of the registrant’s common stock outstanding as of the close of business on February 25, 2013.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2013 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

GLOSSARY OF TERMS AND ABBREVIATIONS

1xRTT	Single-Carrier Radio Transmission Technology
3G	Third Generation of Mobile Telephony Standards
4G	Fourth Generation of Mobile Telecommunication Standards
ARPU	Average Monthly Revenue per User
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AWS	Advanced Wireless Services
BRS	Broadband Radio Service
CALEA	Communications Assistance for Law Enforcement Act of 1994
CDMA	Code Division Multiple Access
CMRS	Commercial Mobile Radio Service
Communications Act	Communications Act of 1934, as amended
Congress	United States Congress
EV-DO	Evolution Data Optimized Revision A
Exchange Act	Securities Exchange Act of 1934, as amended
FAA	Federal Aviation Administration
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LEC	Local Exchange Carrier
LIBOR	London Interbank Offered Rate
LTE	Long-Term Evolution Wireless Technology
Lumos Networks	Lumos Networks Corp.
MHz	Megahertz
MLA	Master License Agreement
MMDS	Multichannel Multipoint Distribution Service
MSC	Mobile Switching Center
MVNO	Mobile Virtual Network Operator
NASDAQ	NASDAQ Stock Market LLC
NEPA	National Environmental Policy Act
NOL	Net Operating Loss
NPRM	Notice of Proposed Rule Making
PCS	Personal Communications Services
POPs	Population
PSAP	Public Safety Answering Point
Quadrangle	Quadrangle Capital Partners LLP and certain of its affiliates
RUS	Rural Utilities Service
SEC	United States Securities and Exchange Commission
SprintCom	SprintCom, Inc., a Kansas corporation
Sprint Spectrum	Sprint Spectrum L.P., a Delaware limited partnership
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
USF	Universal Service Fund
UTB	Unrecognized Income Tax Benefit
VoIP	Voice over Internet Protocol
WCS	Wireless Communications Service

PART I

In this Annual Report on Form 10-K, we use the terms “NTELOS,” “we,” the “Company,” “our” and “us” to refer to NTELOS Holdings Corp. and its subsidiaries.

Available Information

Our website address is www.ntelos.com. We use our website as a channel of distribution for company information. We make available free of charge on the Investor Relations section of our website (http://ir.ntelos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics. Financial and other material information regarding the Company is routinely posted on and accessible at http://ir.ntelos.com. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1.	Business.

General

We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. We offer wireless voice and digital data PCS products and services to retail and business customers under the “Ntelos Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum, and Sprint Spectrum on behalf of and as an agent for SprintCom (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance.”

For a detailed review of our financial condition and results of operations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Business Separation

The spin-off of 100% of our wireline business into a newly formed publicly traded company, Lumos Networks, occurred on October 31, 2011 through a tax-free stock distribution to our stockholders. We distributed one share of Lumos Networks common stock for every share of our stock outstanding following a 1-for-2 reverse stock split that was effected following the close of business on October 31, 2011 (the “Business Separation”). The results of Lumos Networks have been reported throughout this Annual Report on Form 10-K as discontinued operations for all pre-separation periods presented.

In connection with the spin-off, we received necessary regulatory approvals, including a private letter ruling from the IRS regarding the tax-free status of the transaction for U.S. federal income tax purposes. For additional information related to the Business Separation, see Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We conduct all of our business through our wholly-owned subsidiary NTELOS Inc. and its subsidiaries. Our principal executive offices are located at 1154 Shenandoah Village Drive, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-3500.

Our Business

Overview

We operate a 100% CDMA digital PCS network in Virginia, West Virginia, and portions of Pennsylvania, Kentucky, Maryland, Ohio and North Carolina with covered POPs of approximately 6.0 million. We believe our regional focus, commitment to personalized local service, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our strategic marketing differentiator is based upon an approach of offering each customer The Best Value in Wireless, which we define as a robust nationwide coverage area and the most popular wireless handsets, for less.

Our coverage includes the markets listed in the table below.

Virginia				West Virginia				Other
•	Charlottesville	•	Lynchburg	•	Beckley	•	Huntington	•	Ashland, KY
•	Clifton Forge	•	Martinsville	•	Bluefield	•	Lewisburg	•	Cumberland, MD
•	Covington	•	Richmond	•	Charleston	•	Martinsburg	•	Hagerstown, MD
•	Danville	•	Roanoke	•	Clarksburg	•	Morgantown	•	Outer Banks of NC
•	Fredericksburg	•	Staunton	•	Fairmont	•	Parkersburg	•	Portsmouth, OH
•	Hampton Roads /	•	Tazewell					•	Chambersburg, PA
	Norfolk	•	Waynesboro
•	Harrisonburg	•	Winchester

Spectrum Holdings

We utilize radio spectrum licensed to us by the FCC to provide our wireless broadband mobile services to our customers. The FCC has allocated spectrum in a variety of different spectrum blocks, bandwidths and geographic license areas, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. Our spectrum holdings are summarized below:

•	PCS

We hold licenses for all of the 1900 MHz PCS spectrum used in our network. As of December 31, 2012, we operated our CDMA network in 22 basic trading areas with licensed POPs of approximately 7.9 million and spectrum depth that generally range from 20 – 30 MHz. We also hold licenses in seven additional basic trading areas, which currently are considered excess spectrum.

•	AWS

We hold seven AWS licenses in seven cellular markets with licensed POPs of approximately 1.4 million and spectrum depth of 20 MHz, all of which are located within our existing PCS licensed markets. This spectrum, which currently is not deployed, is intended to be used by mobile devices for voice, data, video and messaging services.

•	Other Spectrum

We hold a WCS license in Columbus, OH (subject to a pending FCC Assignment Application) and BRS licenses in western Virginia (BRS was formerly known as MMDS) in portions of Virginia, Kentucky, West Virginia and Maryland. With the exception of our BRS licenses, other spectrum is currently non-operational.

Retail Operations

Our customers can choose from a variety of our high-speed, dependable nationwide postpay and prepay services. Our “value” proposition targets value-conscious customers who want high-speed nationwide network service and performance, a broad array of devices and smartphones, and local customer service. It also focuses on unlimited services that include nationwide coverage through our wholesale relationship with Sprint and other roaming partners. Our nationwide plans account for approximately 88% of our postpay subscribers and nearly 59% are smartphone users, the result of value-based talk, text, data and handset promotions and the increased variety and usefulness of mobile applications.

We currently offer ten brands across 27 devices, including the Apple iPhone 4, 4S and 5, and offer our customers the primary smartphone operating systems including Android, iOS and Blackberry. All devices are available for both postpay and prepay/no-contract services. Our value proposition typically offers savings to end users compared to national providers, and is coupled with local service and support. As of December 31, 2012, our wireless retail business had approximately 439,600 NTELOS retail subscribers, representing approximately 7.3% of our total covered POPs.

We generate retail subscriber revenues from network access, data services, feature services and equipment revenues. For the years ended December 31, 2012, 2011 and 2010, we recognized retail revenues of $285.1 million, $278.1 million and $289.3 million, respectively. The mix of voice, data and other feature revenues has changed during the current year due to several factors including a shift in customer preferences to more data-centric services. As a result, data revenues have increased while voice revenues have declined, reflecting an increased sales emphasis on smartphones and other data-centric devices coupled with a broader array of data packages.

Our customer service is supported by three regional call centers, 64 company-operated direct retail locations, approximately 430 indirect retail distribution locations, and an additional 200 third-party payment centers. We also offer an interactive web presence, which provides customers with access to their account, auto-pay billing service, account monitoring services such as overage text alerts and other customer care support. Advertising and marketing is geared towards enhancing brand awareness and attracting customers from other wireless carriers (“switchers”) who want comparable features and national coverage at a better value. Our primary focus has been on high-value postpay customers, data users and the higher end of the prepay market.

We also market FRAWG Wireless, a no contract service intended to attract consumers who choose a prepay service option. FRAWG Wireless is a simple, low cost service that has a minimum number of plans, offers attractive features and provides national or regional coverage. This “no contract” option generally has a higher retail price on the handset and offers a variety of pricing plans that meet or beat competitive price points. Our acquisition costs per prepay customer are substantially lower than for a postpay customer due to the lower handset subsidy and lower selling and advertising costs. During 2011, we changed our pricing structure to simplify nationwide prepay plans to include taxes and fees and focused marketing efforts on bundling voice, data, and text into aggressively positioned offers and introduced prepackaged FRAWG Wireless devices to address mass market distribution opportunities. We also updated our plans in 2012 to provide competitive options in conjunction with the launch of the Apple iPhone.

Service Offerings

The table below briefly describes our postpay and prepay plans and provides a breakdown of subscribers as of December 31, 2012:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	297,400	67.6%	•	High-speed, dependable nationwide coverage

			•	1- or 2-Year service agreements that can share up to seven lines for an additional fee

			•	Usage based and unlimited plans that offer customers voice, text and data services

			•	Plans are offered for individuals and families and include long distance calling, caller ID, three-way calling and voicemail

			•	Plans may include roaming and a variety of value-added options such as Enhanced 411 Directory Assistance, ringback tones, anonymous call blocking and handset insurance

			•	Broad array of full featured handsets and smartphones, including popular brands such as Apple, Samsung, LG, BlackBerry, Motorola and HTC

			•	Anytime upgrades provide an easy device replacement option for users

			•	Other data service offerings consist of text and picture messaging, mobile broadband access through hotspots, and access to a variety of applications, including games, ring tones and other mobile applications

Prepay	142,200	32.4%	•	Branded as FRAWG Wireless

			•	Usage based and unlimited nationwide voice, text and data services

			•	Broad array of full featured handsets and smartphones, including popular brands such as Apple, Samsung, LG, BlackBerry, Motorola and HTC

			•	Prepackaged version of FRAWG Wireless includes a handset and a month of service in a “grab and go” package that can be found at convenience stores and neighborhood retailers

			•	Monthly charges are paid in advance using most accepted forms of payment via web, handset app, interactive voice response, phone or in person

			•	Other data service offerings consist of text and picture messaging, mobile broadband access and mobile hotspots, and access to a variety of applications, including games, ring tones and other mobile applications

Sales, Marketing and Customer Care

With U.S. wireless penetration approaching or exceeding 100%, we primarily target switchers as well as customers interested in high speed, dependable nationwide coverage, by offering competitive plans in both the postpay and prepay markets. With our high-speed dependable nationwide network, we provide services to not only the consumer market, but also to small/medium enterprises and the education, municipal and medical vertical markets.

Marketing efforts are focused on building brand awareness and driving value-conscious customers to our retail locations, indirect agent locations, inside sales associates and e-commerce. The Company uses a blended media strategy that includes print, broadcast, direct mail, billboard, online and social media to reach potential customers. Messaging is focused primarily on our value proposition which features comparable savings for dependable nationwide coverage and popular handsets at affordable prices. We also have added features and improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.

Our distribution strategy with respect to both postpay and prepay service offerings is driven by company-operated direct retail outlets, combined with indirect retail distribution locations, which extend our retail points of presence throughout each service market. The focus on company-operated distribution is evidenced by wireless customer acquisitions. In the year ended December 31, 2012, approximately 61% of gross additions were acquired through direct channels and at December 31, 2012, there were 64 company-operated retail point-of-sale locations. During 2012, we relocated four company-operated stores and upgraded the appearance and customer service functionality of nine other company-operated stores with a focus on improving the customer experience and expanding postpay points of distribution into key shopping areas. At December 31, 2012, 80% of our retail outlets have been modernized to a high-tech merchandising design, which included an updated service, accessory and device presentation format. We expect to complete additional store redesigns in 2013. We also enhanced our selling process with improvements in activation speeds, competitive rate plan analytics and retail store leader training.

Our direct distribution is supplemented by two regional master agents and seven NTELOS-branded dealers with approximately 430 indirect retail distribution locations. We also have more than 200 third party payment centers located throughout our service area. Our master agent program allows us to recruit experienced master agents, introduce the “Exclusive Retail Partner program” that we believe enhances our brand positioning with additional branded retail locations, and recruit experienced multi-unit retailers. We expect to further expand our Exclusive Retail Partner program, which has grown to 63 locations in the past two years. In addition, we plan to increase both the points of distribution and the quality of the indirect locations, targeting both traditional and mass markets. We plan to pursue the launching of a prepay “grab and go” phone product, and intend to launch a payment/top up card solution to complement the “grab and go” phone program, in a big box environment in 2013.

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

Wholesale Operations

We provide wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the Strategic Network Alliance with Sprint in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised. For the years ended December 31, 2012, 2011 and 2010, we realized wholesale and other revenues of $168.9 million, $144.5 million and $117.5 million, respectively.

The Strategic Network Alliance covers Sprint wireless customers in its western Virginia and West Virginia service area, including the following markets (collectively, the “Market”): Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton / Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. In addition to PCS services, the Strategic Network Alliance gives us exclusivity for all other CDMA services in the Market. We also provide roaming/travel services in the Market to all Sprint PCS customers.

The Strategic Network Alliance specifies a series of rates for various types of services. There are separate rate structures for each of the PCS services provided as follows:

•	voice rate volume pricing tiers for Sprint home subscribers within the Market are reset semi-annually based on 60% of the change in Sprint’s retail voice revenue yield;

•

voice rate pricing for other Sprint subscribers, MVNOs, partners of Sprint and Sprint Network Managers, who use our network for voice service while traveling in the Market, is reset semi-annually based on 90% of Sprint’s retail voice revenue yield;

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

Under the Strategic Network Alliance, Sprint is obligated to pay us the greater of (i) $9.0 million per calendar month or (ii) any and all monthly usage charges associated with the use of the PCS services by Sprint customers, Sprint Network Managers and MVNOs within the Market. Revenues from this contract exceeded the $9.0 million monthly minimum beginning in October 2010 and during all of 2011 and 2012, due in part to increased data usage driven by an increased penetration of smartphones.

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

The Strategic Network Alliance prohibits Sprint from, directly or indirectly, commencing construction of a PCS wireless communications network in the Market until 18 months prior to the termination of the Strategic Network Alliance. Sprint is further prohibited from, directly or indirectly, contracting for, or launching, any wireless communications network that provides PCS services in the Market until the termination of the Strategic Network Alliance, including all renewals thereof. Sprint may request that we add coverage in an area within the Market that it does not currently serve. These requests have historically aligned with our retail expansion plans and accordingly were constructed. However, if we choose not to add coverage to our network, Sprint may construct its own cell sites or take such other action to provide geographic coverage in a portion of the Market not served by us. If Sprint were to launch its own network or source an alternative provider in our market after any termination of the Strategic Network Alliance, it would adversely affect our revenues and operating results.

Network Technology

As of December 31, 2012, we had 1,429 cell sites in operation and we owned 119 of these cell sites and leased the remaining 1,310 cell sites (approximately 92%). Of the leased cell sites, 546 (approximately 42%) are installed on structures controlled by two tower companies, Crown Communications and American Tower. The MLA with Crown Communications commenced in 2000 and 2001 with an initial 5-year term with three optional 5-year renewal terms and was renewed for the second of three 5-year lease renewal terms in 2010 and 2011. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. The American Tower master lease agreement contains three automatic 5-year renewal terms, which we expect the initial renewal term to renew in the ordinary course of business.

We have deployed 3G 1xRTT CDMA digital PCS technology at all 1,429 cell sites, and we have upgraded 1,232 cell sites (or approximately 86% of our total cell sites) to 3G EV-DO technology as of December 31, 2012. EV-DO technology provides us with the technical ability to support high speed mobile wireless data services. We plan to replace all our remaining legacy 1xRTT base stations with new base stations that support EV-DO technology, during the first half of 2013. We also plan to upgrade portions of our network to 4G LTE advanced technologies and continue to add capacity to support increased usage by subscribers and growth in data and voice usage. We anticipate launching our earliest LTE markets in the second half of 2013 and completing the initial build-out by the end of fiscal year 2014.

Switching Centers

We employ four MSCs and five wireless switches. Of the wireless switches, two are in the Virginia East region, one is in the Virginia West region and two are in West Virginia. All MSC facilities are company-owned with the exception of one West Virginia facility, which is leased. The MSCs also house adjunct platforms that enable services including text messaging, voicemail, picture messaging, data services and over-the-air functionality (the ability to download information to the handset via our wireless network).

Network Performance

We set high network performance standards and continually monitor network quality metrics, including dropped call rates and blocked call rates. We currently exceed Sprint’s network performance standards, as established in the agreement, in the regions underlying the Strategic Network Alliance.

Competition

The retail market for wireless broadband mobile services is highly competitive. We compete directly with other facilities and non-facilities based wireless broadband mobile and fixed service providers, wireline, internet, cable, satellite and other communications service providers. We believe that competition for customers among wireless broadband providers is based on price, service area, brand awareness and reputation, services and features, handset selection, call quality and customer service. The wireless industry also includes alternative facilities-based providers such as Clearwire and DISH Network. DISH Network recently received authority to operate terrestrial-only wireless services from the FCC, which allows DISH Network the ability to fully compete with existing terrestrial wireless networks.

In 2012, we saw continued emphasis by our postpay competitors on selling bundled services, which include voice, text and data, as well as expanding unlimited nationwide services, often at reduced prices. Our value proposition in the postpay market competes with several nationwide and regional carriers including AT&T, Sprint, Verizon, T-Mobile and U.S. Cellular, as well as a number of reseller/affiliates of some or all of these companies. These competitors have financial resources, marketing resources, brand awareness, equipment availability, and customer bases significantly greater than ours. We expect postpay competition to continue to be intense as the market exceeds 100% saturation and carriers focus on taking market share from competitors. In addition, many of these major operators are in the midst of a 4G LTE deployment as demand for higher data speeds increases. We expect these competitors will continue to build and upgrade their own networks in areas in which we operate.

Competition in the prepay market space has continued to intensify, particularly with aggressively-priced, nationwide, unlimited plan offerings by our competitors. In addition, our competitors continue to significantly increase their points of distribution and advertising. These competitors have access to a large number of points of distribution, including large big box retailers. We also face competition from companies that resell prepay wireless service to customers but do not hold FCC licenses or own their own networks, referred to as MVNOs. These competitors include, but are not limited to Boost, Straight Talk, Page Plus, Virgin Mobile, TracFone, Simple Mobile and Net10. We differentiate ourselves from our competitors by offering high value products and plans, dependable high-speed nationwide services and by providing local customer service and retail support coupled with a strong commitment to the community.

Employees

As of December 31, 2012, we had approximately 960 employees. None of our employees are covered by a collective bargaining agreement or represented by an employee union. We believe that we have good relations with our employees.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. See “Risk Factors” described in Item 1A. of this Annual Report on Form 10-K.

Overview

Our communications services are subject to varying degrees of federal, state and local regulation. Under the federal Communications Act, as amended, the FCC has jurisdiction over interstate and international common carrier services, over certain aspects of interconnection between carriers, and over the allocation, licensing, and regulation of wireless services. In 1996, Congress enacted the Telecommunications Act of 1996, which amended the Communications Act and mandated significant changes in telecommunications rules and policies to promote competition, ensure nationwide availability of telecommunications services and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops.

In addition to FCC regulation, our communications services are regulated to different degrees by state public service commissions and by local authorities. Such local authorities have jurisdiction over public rights of way, video franchises, and zoning for antenna structures. The FAA regulates the location, lighting and construction of antenna structures. We also are subject to various other federal laws and regulations, including privacy, antitrust, environmental, labor, wage, health and safety, personal information laws and regulations as set forth by the FTC, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies.

Our wireless operations are subject to various federal and state laws intended to protect the privacy of customers who subscribe to our services. The FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information, received from subscribers and that govern procedures for release of such information. On November 1, 2008, the FTC’s “Red Flag” rules went into effect and the FTC began to enforce those rules on December 31, 2010. Among other requirements, the Red Flag rules require companies to develop and implement written Identity Theft Prevention programs. The FTC is considering additional regulations governing on-line behavioral marketing and consumer privacy. Congress, federal agencies and states also are considering imposing additional requirements on entities that possess consumer information to protect the privacy of consumers.

Many of the services we offer are unregulated or subject only to minimal regulation. Internet services are not considered to be common carrier services, although the regulatory treatment of certain internet services, including VoIP services, is evolving and still uncertain. To date, the FCC has, among other things, directed providers of certain VoIP services to offer Enhanced 911 (“E-911”) emergency calling capabilities to their subscribers, applied the requirements of CALEA to these VoIP providers, and determined that the VoIP providers are subject to federal universal service assessments. The FCC has preempted states from exercising entry and related economic regulation of nomadic VoIP providers, but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

Regulation of the Wireless Communications Industry

Pursuant to 1993 CMRS amendments to the Communications Act, certain service providers over cellular, personal communications, advanced wireless, and 700 MHz spectrum are classified as commercial mobile radio services because they are offered to the public and are interconnected to the public switched telephone network. Consequently, our wireless services are generally classified as CMRS and are subject to FCC regulation. The states are preempted from engaging in entry or rate regulation of CMRS, although the states may regulate other terms and conditions of CMRS offerings including customer billing, termination of service arrangements, advertising, certification of operation, use of handsets when driving, service quality, sales practices, and management of customer call records.

The licensing, construction, modification, operation, sale, ownership and interconnection arrangements of wireless communications networks are regulated to varying degrees by the FCC, Congress, state regulatory agencies, the courts and other governmental bodies. Some examples of the kinds of regulation to which we are subject are presented below. A failure to maintain compliance with the Communications Act and/or the FCC’s rules could subject us to fines, forfeitures, license revocations, license conditions or other penalties.

Licensing of PCS Systems

In general, PCS licenses, such as those held by our subsidiaries, were originally awarded for specific geographic market areas and for one of six specific spectrum blocks. The geographic license areas utilized included basic trading areas and collections of basic trading areas known as major trading areas, although geographic partitioning policies have permitted licensees to subdivide and transfer those original licenses into other geographic areas. The spectrum blocks awarded were originally either 30 MHz or 10 MHz licenses, although spectrum disaggregation rules have permitted licensees to subdivide such licenses into smaller spectrum blocks.

All PCS licenses have a 10-year term, at the end of which they must be renewed. Between 2005 and 2009, we applied for and were granted renewal of all of our PCS licenses.

PCS Construction Requirements

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

AWS Licenses

In 2006, we acquired additional licenses in an auction conducted by the FCC for AWS spectrum in the 1710-1755 MHz and 2110-2155 MHz bands. The FCC regulations applicable to these licenses are generally similar to those applied to our PCS licenses, although our AWS licenses have a longer term (15 years) and are not subject to any construction requirements other than the requirement that we provide substantial service at renewal. Like other auctioned AWS licenses, the licenses we acquire are subject to the rights of certain incumbents, including Federal government systems and microwave radio users. For the most part, Federal government users will transition their operations out of the band through a multiyear process funded through proceeds from the auction itself. The non-government users would have to be relocated by us if our AWS deployments would interfere, and we may incur cost-sharing obligations even if we deploy services on our AWS spectrum after the links are relocated.

The FCC’s rules provide a formal presumption that PCS and AWS licenses will be renewed, called a “renewal expectancy,” if the licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. In 2011, the FCC released an NPRM proposing to establish more consistent requirements for renewal of licenses, uniform policies governing discontinuances of service, and to clarify certain construction obligations across all of the wireless service bands. The proposed changes to the applicable renewal and discontinuance of service requirements may be applied to existing licenses that will be renewed in the future. We are unable to predict with any certainty the likely timing or outcome of this wireless renewal standards proceeding.

Transfer and Assignment of PCS and AWS Licenses

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

Foreign Ownership

Under existing law, no more than 20% of an FCC CMRS licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC CMRS licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership in CMRS licensees, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations who are members of the World Trade Organization. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

E-911 Services

The FCC requires CMRS carriers to make available basic 911 and E-911 emergency services to subscribers that provide the caller’s telephone number and detailed location information to emergency responders, and to make available 911 emergency services to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of E-911 services in their locales. In January 2011, FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. Carriers have two years from the effective date of the new rules to implement these requirements and may exclude 15% of counties or PSAP heavily forested areas. These rules reflect a general consensus between the wireless industry and the public safety community. The FCC also has issued an NPRM seeking comment on potential future modifications and enhancements to the current rules. In addition, the FCC has solicited comment on rules regarding text-to-911, and in December 2012, four nationwide wireless carriers agreed to voluntarily provide text-to-911 services to capable PSAPs beginning in June 2014 and bounce-back messages by June 2013 to customers indicating the unavailability of such services. We are currently evaluating these proposed rules, which could require significant capital expenditures to comply with additional FCC regulatory mandates.

Local Number Portability

FCC rules also require that local exchange carriers and most CMRS providers, including PCS and AWS providers, allow customers to change service providers without changing telephone numbers. For CMRS providers, this mandate is referred to as wireless local number portability. In addition, the FCC has adopted rules governing the porting of wireline telephone numbers to wireless carriers and vice versa. Number portability makes it easier for customers to switch among carriers.

Reciprocal Compensation

FCC rules provide that all telecommunications carriers are obligated, upon reasonable request, to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of local traffic. As a CMRS provider, we are required to pay reciprocal compensation under such arrangements to a wireline LEC that transports and terminates a local call that originated on our network. Under the revised intercarrier compensation regime adopted by the FCC in October 2011, where there is no pre-existing agreement between a CMRS carrier and a LEC for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill-and-keep regime. We negotiate interconnection agreements for our network with major incumbent LECs and smaller rural LECs. Negotiated interconnection agreements are subject to state approval. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities or the FCC, as appropriate, for arbitration. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They also will determine the amount of revenue we receive for terminating calls originating on the networks of LECs and other telecommunications carriers. The FCC’s new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. The FCC’s overhaul of the rules governing intercarrier compensation currently are subject to various petitions for review before the United States Court of Appeals for the Tenth Circuit and various petitions for reconsideration before the FCC. We cannot predict with any certainty the likely timing or outcome of such petitions.

Universal Service

Pursuant to the Communications Act, all telecommunications carriers that provide interstate and/or international telecommunications services, including CMRS providers, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. In addition, providers of interconnected VoIP services must contribute. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate and international retail telecommunications revenue. The FCC is currently examining the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier. An assessment mechanism based on numbers or network connections could increase the contributions to the USF by wireless and local exchange carriers, while reducing contributions from long distance service providers.

We receive funding from the federal USF in Virginia, West Virginia and Kentucky. On May 1, 2008, the FCC placed an interim cap on the amount of USF funding distributed in each state to competitive providers as a group, including CMRS carriers and competitive LECs. USF funding to competitive providers in each state is now capped at the level of support that such carriers as a group received in that state during March 2008. We cannot predict with any certainty the effect any such revisions will have on our business or on our ability to collect USF funds in the future. The FCC’s overhaul of the rules governing the distribution of USF currently are subject to various petitions for review before the United States Court of Appeals for the Tenth Circuit and various petitions for reconsideration before the FCC. We cannot predict with any certainty the likely timing or outcome of such petitions.

Universal Service Mobility Fund Support

In October 2011, the FCC released an Order reforming the USF program, which previously has provided support to carriers seeking to offer telecommunications service in high-cost areas and to low-income households. As part of these reforms, the FCC announced that beginning in June 2012 it will phase out existing Universal Service support at a rate of 20% per year over the next five years. It also created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which allow for the provisioning of USF funds for broadband services, in addition to voice services. The new funds are intended to provide targeted financial support to areas that are unserved or underserved by voice and broadband service providers and will be initiated during the phase out of USF support. In addition, the FCC is seeking further comment on a number of additional issues regarding the implementation of its USF overhaul.

During this five year phase-out period, the FCC will begin to distribute funds through new mechanisms associated with the Connect America Fund and the Mobility Fund. In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one-time distribution of up to $300 million intended to stimulate 3G and 4G wireless coverage in unserved and underserved geographic areas. These funds will be distributed to winning bidders who commit to comply with certain FCC construction and other requirements associated with the distribution of such funds.

West Virginia PCS Alliance, L.C., our subsidiary, participated in the Mobility Fund I reverse auction on September 27, 2012. On October 3, 2012, the FCC announced that the company had bid successfully for approximately $5.0 million of Mobility Fund I support. Although receipt of the Mobility Fund I support is provisional and still subject to additional filing requirements, including letters of credit and final FCC approval, West Virginia PCS Alliance, L.C. expects to receive approximately $5.0 million in support beginning in 2013 to expand its voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage.

CALEA

CALEA requires all telecommunications carriers, including wireless carriers, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. CALEA remains subject to FCC implementation proceedings. Compliance with the requirements of CALEA, further FBI requests, and the FCC’s rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.

Roaming

In 2007, the FCC adopted a requirement that CMRS carriers permit other CMRS carriers’ customers to “roam” on their systems, holding that automatic in-market voice roaming is a common carrier service obligation for such carriers and that CMRS carriers must provide certain automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable and nondiscriminatory basis. In an order adopted in April 2010, the FCC extended this requirement for automatic voice roaming to apply in markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such a market. In 2011, the FCC found that the automatic roaming obligation should be extended to non-CMRS services, such as wireless Internet access services, which is an information service. The FCC found that automatic data roaming shall be offered by providers of such services to requesting carriers on a commercially reasonable basis, when technologically compatible and economically feasible.

Tower Siting

Under the Communications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. They are permitted to manage public rights of way and they can require fair and reasonable compensation for use of such rights of way. These authorities, however, may not legally discriminate against or prohibit our services through their use of zoning authority. The FCC recently adopted rules that are intended to expedite siting decisions by state and local authorities, but the rules currently are subject to appeal before the United States Supreme Court. Wireless networks also are subject to certain FCC and FAA regulations regarding the location, marking, lighting and construction of transmitter towers and antennas and are subject to regulation under the NEPA, the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC’s rules require antenna structure owners to notify the FAA of structures that may require marking or lighting, and there are specific restrictions applicable to antennas placed near airports. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In some jurisdictions, local laws, zoning or land-use regulations may impose similar requirements.

Network Neutrality Regulations

In December 2010, the FCC adopted network neutrality regulations that apply to broadband wireless Internet access services, including those offered by us. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services and to content, application and service providers who seek access to a carrier’s network. Mobile wireless broadband Internet providers also cannot block consumers from accessing lawful websites, nor block applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. All of the rules noted above are subject to the needs of law enforcement, public safety and homeland and national security. These rules became effective in November 2011. Numerous parties filed appeals of the FCC’s rules in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainty the likely timing or outcome of such appeals.

Miscellaneous

We also are subject or potentially subject to numerous regulatory requirements, including, paying regulatory fees; number administration; number pooling rules; rules governing billing; technical coordination of frequency usage with adjacent carriers; height and power restrictions on our wireless transmission facilities; rules regarding radio frequency limits; outage reporting rules; and rules requiring us to offer equipment and services that are hearing aid compatible and accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how they may affect our business, financial condition or results of operations. In addition, a number of states and localities have banned, or are considering banning or restricting, the use of wireless phones while driving a motor vehicle. Texting while driving in Virginia is prohibited. West Virginia is currently considering a ban on text messaging and use of handheld cell phones while driving, although use of hands-free devices would be allowed.

Item 1A.	Risk Factors.

RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks.

If we are unable to attract and retain subscribers, our financial performance could be materially adversely affected.

We are primarily in the business of selling wireless communications services to subscribers, and our success in that business is based on our ability to attract new subscribers and retain current subscribers. Our business strategy to attract and retain subscribers historically has been to differentiate our regional brand relative to our primary competitors, most of whom are national providers, based on offering our customers savings and service. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on customer retention because the costs of adding a new subscriber, including but not limited to commissions, equipment subsidies and other sales incentives, are significantly higher than the costs associated with retaining an existing subscriber. If our business strategy is unsuccessful and we are unable to differentiate our products and services from those offered by our competitors, we may have difficulty attracting new customers and retaining current subscribers, which could adversely affect our business, financial condition and operating results due to reduced revenues and higher incremental operating costs.

The telecommunications industry is generally characterized by rapid development and technological innovations, which could increase our operating costs and diminish our ability to attract and retain subscribers, and have an adverse effect on our business, financial condition and operating results.

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 4G LTE or other technologies. A number of our competitors have deployed next generation technologies that are focused on the provisioning of mobile data services with higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services, such as higher-speed data services, that meet customer demands.

As new technologies are developed and deployed by competitors in our service area, some of our subscribers may select other providers’ offerings based on price, capabilities and personal preferences. We may not be able to respond to future changes and obtain access to new technologies on a timely basis or at an acceptable cost. To accommodate the next generation of applications and streaming video speeds significantly above that of our current technology will require substantial technological changes to our network and may require additional spectrum in certain markets. We expect the development of these new technologies, products and services may cause us to spend considerably more in capital expenditures than we have anticipated and incur incremental operating costs. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors could have a material adverse effect on our business, financial condition and results of operations.

The loss of our largest wholesale customer, Sprint, could materially adversely affect our business, financial condition and operating results.

We generated approximately 36% of our operating revenues for the year ended December 31, 2012 from our Strategic Network Alliance with Sprint. If we were to lose Sprint as a customer, or if Sprint were to become financially unable to pay our charges, our business, financial condition and operating results would suffer material adverse consequences due to lost revenues and decreased cash flows. Additionally, if we are unable to modify, extend or expand the Strategic Network Alliance, our financial condition and operating results could be materially adversely affected.

The pricing arrangements under our Strategic Network Alliance with Sprint may fluctuate, which could result in lower revenues or a decline in the historical growth of our wholesale revenues.

Under the Strategic Network Alliance, our wholesale revenues are the greater of $9.0 million per month or the revenues derived based on voice and data usage of our network by Sprint priced at the applicable rates and terms for each of the service categories. All of the rate elements generally fluctuate for the periods specified for each service under the agreement using a formula tied to a national wireless retail customer revenue yield and a national retail data revenue yield based on CDMA subscribers and their voice and data usage. Sprint prices its national calling plans based on its business objectives and it could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business or may result in reduction of usage from Sprint customers. Accordingly, our wholesale revenues could decline from the 2012 monthly levels and could be reduced to the $9.0 million minimum in future periods, which would impact our long-term profitability.

Under the Strategic Network Alliance with Sprint, there are automatic rate resets which could, and do, result in disputes from time to time. Refer to Strategic Network Alliance included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for additional information on our unresolved data rate reset dispute. There is a dispute resolution process provided in the agreement which historically the parties have used in order to resolve open disputes. However, there can be no assurance that any current or future disputes will be resolved to our satisfaction and it is possible that the dispute resolution process might yield a result that would potentially lower Sprint’s payment obligations or require payments by the Company to Sprint, either of which could have a material adverse effect on our business, financial condition and operating results.

A decrease in the usage of our network by Sprint customers could materially adversely affect our business, financial condition and operating results.

We are the exclusive provider of digital PCS services to all Sprint CDMA customers in our western Virginia and West Virginia service area. Sprint could make changes to its subscriber contracts and national calling plans that could result in a decline in their overall subscriber base or Sprint may choose to manage its customers or distribution in our local territories differently or take steps that reduce customer data or voice usage of our network. Additionally, we could experience migration by Sprint of its customers to non-CDMA technology or see a decline in the usage of our network by Sprint, if we are unable to meet customer demand for data services, or fail to successfully design, build and deploy new technologies and services. If any or all of such events were to occur, we could experience decreased usage of our networks by Sprint customers, and our business could materially adversely affected.

Our largest competitors and Sprint may build networks in our markets or use alternative suppliers, which may result in decreased revenues and severe price-based competition.

The national carriers are investing substantial capital to deploy the necessary equipment to deliver 3G and 4G LTE enhanced services, and our current roaming partners, larger wireless providers and Sprint ultimately may build or expand their own wireless networks in our service areas or obtain roaming services from alternative sources. If Sprint were to launch its own PCS network or source an alternative provider in our market after any termination of the Strategic Network Alliance, it would adversely affect our revenues and operating results. Additionally, if any current or potential roaming partner or new alternative facilities-based provider were to launch or expand networks in our markets, we could experience increased price competition and potential loss of roaming business, which would adversely affect our revenues and operating results.

Our inability to obtain or gain access to additional spectrum, including the licensing of additional spectrum by the FCC, would adversely affect our ability to compete in providing wireless services.

We anticipate we will need to acquire or gain access to additional spectrum in order to continue our customer growth, maintain our quality of service, meet increasing customer demands and deploy new technologies. The wireless industry in general is experiencing a radio spectrum shortage and there is no assurance that any additional spectrum will be made available by Congress or the FCC, through auction or otherwise, on a timely basis, on terms and conditions or under service rules that we consider suitable for our commercial uses. Any additional spectrum made available from the FCC or from third parties may not be compatible with our existing spectrum, or we may not be able to acquire such spectrum at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers who, in the past, generally have been disinclined to divest or lease spectrum in secondary market transactions, may reduce our ability to obtain or gain access to additional spectrum from other carriers.

Congress recently passed legislation providing the FCC the authority to conduct an incentive auction of broadcast spectrum, as well as up to 65 MHz of additional spectrum, including the 20 MHz AWS-3 Block and up to 15 MHz of the AWS-2 Block. The FCC recently has announced plans to utilize this authority to auction broadcast spectrum pursuant to an incentive auction, as well as to auction the 10 MHz PCS H Block. The opportunity to obtain or gain access to additional spectrum is particularly important to expand the capacity of our systems, in light of the increased consumption of mobile data services by consumers, and to allow us to offer new services. However, the FCC has taken, and may take further actions, to impose new construction requirements and other conditions on the use of broadband spectrum licenses, such as heightened build-out requirements or open access requirements that may make it less attractive or economical for us. In addition, the FCC may refuse to recognize an acquisition and transfer of spectrum licenses from others.

The availability of additional blocks of spectrum and additional flexibility with respect to the use of currently available spectrum could cause the technology we use to become obsolete. The auction and licensing of new spectrum, or relaxation of requirements on or flexibility with respect to existing spectrum licenses, may adversely impact our business by creating new competitors or enhancing the ability of our existing competitors to offer services we cannot offer, or offer on a competitive basis, requiring us to expend additional funds to acquire spectrum necessary for continued growth, or restricting our growth because we cannot obtain or gain access to additional spectrum. Each of these factors would have a material adverse effect on our business, financial condition and results of operations.

If suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of handsets and accessories, or the products and services we require to operate our network successfully.

We depend on a limited number of key suppliers and vendors, including Apple, Samsung and others, for handsets and accessories. Due to the scale of our operations, we may have difficulty obtaining specific types of handsets, applications and content in a timely manner, or at all. The lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings, volume discounting, or otherwise, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to aggressively offer handset promotions with increased features, functionality and applications.

As the national carriers move to 4G handsets, the availability of 3G handsets may decline and our costs may increase. In addition, rapid technological changes may result in our having to discount older handset models on a quicker basis than we originally anticipated. If our suppliers experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products we require to operate our businesses successfully. To the extent we cannot effectively manage our handset inventories to meet the demands of our customers, we may not be able to attract and retain subscribers and our results of operations could be adversely affected.

We also rely on a limited number of network equipment manufacturers, including Alcatel-Lucent, Cisco Systems, Inc. and others, related to our network infrastructure. If these suppliers experience manufacturing delays, interruptions or other problems delivering equipment and network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. If these companies experience financial or other problems, alternative suppliers and vendors may become necessary and we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

We may incur significantly higher wireless handset subsidy and other costs than we anticipate in attracting new and retaining current subscribers.

Subscribers are purchasing data-centric devices and smartphones, including the iPhone, as technological innovations occur. We subsidize a significant portion of the price of wireless handsets and incur sales commissions and other costs on the sale or upgrade of handsets. The cost of these multi-functional handsets continues to increase as the number of features and applications they support increase. In addition, we believe we generally pay more, on average, to purchase handsets than many of our national competitors, who buy from manufacturers in larger volumes. However, end user and out the door pricing have not changed substantially, resulting in higher equipment subsidies. As more subscribers purchase or upgrade to new data-centric devices and smartphones, our business, financial condition and operating results could be adversely affected during the period of the sale or upgrade. Also, if we do not continue to subsidize the cost of the handsets for upgrades, subscribers could choose to deactivate the service and move to other carriers.

The loss of or inability to obtain voice and/or data roaming agreements at cost-effective rates could have a material adverse effect on our business.

We rely on roaming agreements, primarily with Sprint and also with other wireless carriers, to provide nationwide coverage. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may be required to pay significant amounts of money for roaming service and we may be unable to provide competitive regional and nationwide wireless service to our customers on a cost-effective basis. In addition, if we are unable to meet our customers’ expectations for nationwide coverage for the services they want, it could reduce the number of new customers we add to our services and may increase our customer churn. Any inability to retain or obtain such roaming agreements at cost-effective rates may limit our ability to compete effectively for subscribers, which could materially adversely affect our business, financial condition and operating results.

Future regulatory changes also may affect our ability to enter into new or maintain existing roaming agreements on competitive terms. We have encountered substantial difficulty attempting to negotiate what we believe are reasonable roaming rates for data services with a number of national carriers. We believe this is a result of the continuing consolidation that has occurred within the telecommunications industry, which has resulted in substantial amounts of spectrum being amassed by a few industry participants. We believe that the rates charged by the largest carriers for voice and data roaming services are higher than the rates such carriers charge to other roaming partners and resellers, and in some cases higher than they charge their retail customers, and that such carriers, due to their nationwide networks, do not have the necessary incentives to provide both voice and data roaming on reasonable terms and conditions. If we are unable to negotiate reasonable voice and data roaming rates, and in the absence of regulatory action to prevent the warehousing and effective blocking of access to the use of spectrum at reasonable roaming rates, we may be unable to provide nationwide roaming services to our customers on a cost-effective basis, which could have a material adverse effect on our business.

We rely on indirect distribution channels to sell our products and services. If we are unable to attract, incentivize and retain these third-party dealers, our revenues could decline and our costs could increase.

We have approximately 430 indirect distribution retail locations. Many of our indirect distribution outlets are not exclusive dealers, which means that these dealers may sell other third-party products and services in direct competition with us. As more of our competitors use third-party dealers to sell their products and services, competition for dealers intensifies and larger wireless carriers may be able to switch our indirect distribution agents to their products and services by presenting more lucrative commissions and other benefits, due to a wider variety of products and services offered by these competitors. As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business. Additionally, a number of dealers that sell our products and services operate a significant number of separate locations. The loss of one or more of such dealers could have a material adverse impact on our business.

We will require a significant amount of cash to service our debt in future years and fund our other business needs, and may require additional capital to upgrade and operate our business, which may not be available to us on acceptable terms or at all.

Our total debt outstanding, including capital lease obligations, as of December 31, 2012 was $494.1 million. The aggregate scheduled maturities of such long-term debt, based on the contractual terms of the instruments, are $5.4 million in 2013, $5.3 million in 2014, $150.3 million in 2015, $3.6 million in 2016 and 2017, and $331.6 million thereafter. In addition, due to the rapid development and introduction of new technologies and services and the intensely competitive market in which we operate, we intend to expand the technical requirements of our wireless network, including our plan to upgrade portions of our network to 4G LTE advanced technologies, and to build out other areas within our territories, which will require additional capital. Our aggregate capital expenditures for 2012 were $71.6 million.

Our ability to make payments on, or to refinance or repay, our debt, and to fund capital expenditures will depend largely upon our ability in the future to generate cash flows from operations, including from our wholesale relationship with Sprint, and to raise additional funds, including through the offering of equity or debt securities. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the NTELOS Inc. Amended and Restated Credit Agreement or otherwise, in an amount sufficient to enable us to pay our debts or fund our other liquidity needs, including any unanticipated capital expenditures. Any failure to pay our debts or fund our liquidity needs could materially adversely affect our business, financial condition and results of operations.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2012, our total outstanding debt, including capital lease obligations, was approximately $494.1 million. The significant amount of cash required to service our contractual obligations could substantially limit our resources for alternative capital needs by, among other things:

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•

requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities, potentially decreasing our ability to effectively compete in our industry; and

•	exposing us to risks inherent in interest rate fluctuations because our borrowings have variable interest rates, which could result in higher interest expense if interest rates rise.

The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, reducing or eliminating our regular quarterly cash dividend, reducing or terminating the amount of our stock repurchase program, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The NTELOS Inc. Amended and Restated Credit Agreement limits our subsidiaries’ ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could lead to our inability to repay our obligations under our indebtedness which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The NTELOS Inc. Amended and Restated Credit Agreement imposes operating and financial covenants and restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The NTELOS Inc. Amended and Restated Credit Agreement imposes operating and financial covenants and restrictions on our subsidiaries. These covenants and restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness;

•	restrict our subsidiaries from entering into transactions with affiliates;

•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;

•	impose financial requirements relating to the business of our subsidiaries;

•	require our subsidiaries to use a portion of “Excess Cash Flow” (as defined in the agreement) to repay indebtedness if our leverage ratio exceeds specified levels; and

•	restrict our subsidiaries’ ability to pay dividends or make advances to us to grant dividends.

These covenants and restrictions could adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants and restrictions could result in a default in respect of the NTELOS Inc. Amended and Restated Credit Agreement. If a default occurs, our indebtedness under the NTELOS Inc. Amended and Restated Credit Agreement could be declared immediately due and payable, which could have a material effect on our business, financial position, results of operations and cash flows.

If interest rates increase, our net income could be negatively affected.

We are exposed to certain market risks including the impact of interest rate changes, due to our substantial level of indebtedness. If interest rates for our long-term debt increase, our future cash interest expense could be negatively affected, which could have a material adverse effect on our business, financial condition, operating results and cash flows. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Annual Report on Form 10-K for more specific information related to our exposure to changes in interest rates.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, future borrowing costs and access to capital markets.

Our credit risk is evaluated by independent rating agencies, which could downgrade our credit ratings in the future. Any downgrade could affect our ability to raise money in the future or increase the cost of new borrowings. There can be no assurance that we will be able to maintain our current credit ratings, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

An increase in mergers and strategic alliances has led to intense competition from other telecommunications providers, which could cause us to lose customers and adversely affect our revenues and profitability.

Consolidation in the wireless industry and resulting economies of scale has led to the two largest providers of wireless services dominating the market, and gives such providers the ability to offer increased services or access to wider geographic markets and to place restrictions on providing roaming services to other carriers, such as us, on reasonable terms or at all. The wireless industry also includes alternative facilities-based providers of wireless services which may now compete directly with existing terrestrial wireless networks, such as ours. We cannot predict the number of competitors that will emerge and any increased competition from existing and additional service providers in our local territories could make it more difficult for us to attract and retain customers. Also, further industry consolidation of our roaming partners and access providers could adversely affect the rates and access fees we are charged. As a result, the evolving competitive landscape in our territories may harm and restrict the manner in which we operate our business, which could negatively affect our revenues, operating margins and/or profitability.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution and distractions from our core business.

In the past, we have entered, and may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including:

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

•

increased costs and complexity of assuring the implementation and maintenance of adequate internal control over financial reporting and effective disclosure controls and procedures, and of obtaining the reports and attestations required under the Exchange Act;

•	increased costs and complexity in applying GAAP correctly;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records and weak financial controls; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

The anticipated benefits of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.

We may not be able to pay dividends on our common stock at our current level or at all in the future.

Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.

Our success depends on our ability to attract and retain qualified management and other personnel.

Our business is led by a small number of key executive officers, and directed by a core group of senior level financial and operational management, technical and sales personnel (“qualified personnel”). We believe that our future success depends in substantial part on our continued ability to attract and retain highly knowledgeable qualified personnel. We believe that competition for highly qualified personnel is intense, and there can be no assurance that we will be successful in attracting and retaining other highly qualified personnel in the future sufficient to support our continued growth. We have experienced occasional difficulties in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. In addition, at this time, the exercise price of a substantial portion of our stock options is above, and in some cases significantly above, the current trading prices of our common stock, which we believe negatively impacts our retention of qualified personnel. The departure of, or our inability to attract or retain, highly qualified personnel could have a material adverse effect on our business, financial condition and operating results.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

As of December 31, 2012, approximately 92% of our cell sites were installed on leased facilities, with approximately 42% of the leased facilities installed on facilities owned by two tower companies, American Tower and Crown Communications, pursuant to license agreements, lease agreements, master lease agreements or master license agreements that govern the general terms of our use of that company’s facilities. If a license agreement, lease agreement, master lease agreement or master license agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its facilities, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of tower companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these tower companies either on terms comparable to those we have today or at all. If any of the tower companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use facilities leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

We depend on third-party vendors for our information and billing systems. Any significant disruption in our relationship with these vendors could increase our costs and affect our operating efficiencies.

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

A disruption to our operations or those of other companies critical to our network operations could cause delays or interruptions of service, which could cause us to lose revenues and incur expenses.

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

Network disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose revenues and incur expenses.

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

Security breaches related to our physical facilities, computer networks and informational databases may cause harm to our business and reputation and result in a loss of customers.

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

In general, we do not manufacture any of the equipment or software used in our telecommunications businesses and we do not own any patents. Instead, we purchase the infrastructure equipment, handsets and software used in our business from third parties and we obtain licenses to use the associated intellectual property. Telecommunications technologies are protected by a wide variety of patents and other intellectual property rights. We and some of our suppliers and service providers may receive assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. The manufacturers and suppliers that provide us with the equipment and technology we use in our business may agree to indemnify us against possible infringement claims. However, we do not always have such indemnification protections in place and, even if we have such agreements in place, we may not be fully protected against all losses associated with infringement claims. In addition, the manufacturers and suppliers also may require us to indemnify them against infringement claims asserted against them with respect to equipment they sell to us. Whether or not infringement claims are valid or successful, such claims could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to cease certain activities or to cease selling certain products and services to avoid claims of infringement.

If we are unable to maintain or improve our results of operations, we could face the possibility of charges for impairments of long-lived or indefinite-lived assets.

Long-lived and indefinite-lived assets represent the single largest asset class on our consolidated balance sheets, accounting for approximately 75% of total assets. As of December 31, 2012, we had $303.1 million of property, plant and equipment, net, $132.0 million of radio spectrum licenses and $73.7 million of goodwill and other intangible assets. We test goodwill and other indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the book amount may not be recoverable. If we are unable to maintain or improve our results of operations and cash flows in some or all of our markets, a review could lead to a material impairment charge in our consolidated financial statements.

The impact of economic downturns or other conditions, including any government mandated spending cutbacks, leading to a decline in consumer discretionary spending may harm our business and materially adversely impact our operating results.

Economic conditions may remain depressed for the foreseeable future. The continued impact of economic downturns on our customers, including unemployment and disruptions to the credit and financial markets, could cause customers to further reduce spending. If demand for our services decreases, deactivations might increase and our revenues could be affected. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could impair their ability to pay for services they have purchased and lead to greater expense for uncollectible customer balances. Any of the above could have a material adverse effect on our business, financial position, results of operations and cash flows.

We also are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide services or to which we outsource certain functions. The same economic conditions that may affect our customers could negatively affect such vendors and third parties and lead to significant increases in prices, reduction in quality or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by such third parties could adversely affect our business, financial position, results of operations and cash flows.

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

Additionally, many of our licenses are subject to interim or final construction requirements. While the licensees have generally met “safe harbor” standards for ensuring such benchmarks are met, we have relied on, and will in the future rely on, “substantial service” thresholds for meeting build-out requirements. In such cases, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected.

The telecommunications industry is subject to legislative changes or regulatory requirements, which could affect our ability to compete and offer services.

As competition develops and technology evolves, federal and state regulation of the telecommunications industry continues to change. We anticipate that this state of regulatory flux will continue in the future as the FCC and state regulators respond to competitive, technological and legislative developments by modifying their existing regulations or adopting new ones. A number of recent actions indicate that the FCC will be proactive and potentially increase the regulatory requirements of wireless service providers. At this time, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict. Taken together or individually, new or changed regulatory requirements affecting the telecommunications industry may harm our business and restrict the manner in which we operate our business. The enactment of adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition.

Our failure to comply with regulatory mandates could adversely affect our ability to provide wireless services.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with a number of regulatory requirements, including, but not limited to, E-911, CALEA and the customer privacy mandates of the Customer Proprietary Network Information rules. We also must comply with regulations pertaining to the provisionally winning bid of our subsidiary in Mobility Fund Phase I. The FCC recently has taken an expansive view with respect to the scope of its authority over wireless carriers, which may lead to increased regulation of such carriers in the future. In addition, we must pay a variety of federal and state surcharges and fees on our gross revenues derived by interstate and intrastate services, the amount of which may be subject to review and revision in the future. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

On January 18, 2011, new FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These new rules reflect a general consensus between the wireless industry and the public safety community. In addition, the FCC, in December 2010, adopted net neutrality rules for mobile broadband Internet providers in which such providers are required to (1) make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier’s network and (2) refrain from blocking consumers from accessing lawful websites or applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. These rules are subject to interpretation and have not been applied by the FCC or reviewed by any Court. Although we are taking steps to meet the new requirements, there can be no assurance we will be in compliance with these new rules on a timely basis at reasonable costs, or if at all.

The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities, and is considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, real estate, sales and use and employment-related taxes and ongoing appeals issues related to these tax matters. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by the tax authorities. We also estimate our ability to utilize tax benefits, including those in the form of NOL carryforwards and tax credits. See Note 12 of the Notes to Consolidated Financial Statements for additional information on our taxes.

We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our judgments or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and reserves. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense or operating taxes, and therefore could have a material impact on our net income and cash flows.

In addition, our effective tax rate in the future could be adversely affected by changes in tax laws and the discovery of new information in the course of our tax return preparation process. President Obama’s administration has announced proposals for other U.S. tax legislation that, if adopted, could adversely affect our tax rate. There are other tax proposals that have been introduced, that are being considered, or that have been enacted by Congress that could affect our tax rate or our tax liabilities. Any of these changes could affect our net income and cash flows.

If the spin-off of Lumos Networks does not qualify as a tax-free transaction, tax could be imposed on both our stockholders and us.

In connection with the Lumos Networks spin-off, we received a private letter ruling from the IRS stating that the spin-off qualifies for tax-free treatment under Sections 355 and 361 of the IRC. In addition, we obtained an opinion of counsel from Troutman Sanders LLP that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of Lumos Networks and our business. The IRS letter ruling does not address all the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. The IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated, or if it disagrees with the conclusions in the opinion that are not covered by the IRS private letter ruling.

If the spin-off fails to qualify for tax-free treatment, we would be subject to tax on gain, if any, as if we had sold the common stock of Lumos Networks in a taxable sale for its fair market value. In addition, if the spin-off fails to qualify for tax-free treatment, each of our stockholders that received stock of Lumos Networks from us would be treated as if the stockholder had received a distribution equal to the fair market value of Lumos Network stock that was distributed to the stockholder, which generally would be taxed as a dividend to the extent of the stockholder’s pro rata share of our current and accumulated earnings and profits and then treated as a non-taxable return of capital to the extent of the stockholder’s basis in our common stock and finally as capital gain from the sale or exchange of our common stock. Furthermore, even if the spin-off were otherwise to qualify for tax-free treatment under Sections 355 and 361 of the IRC, it may be taxable to us (but not to our stockholders) under Section 355(e) of the IRC, if the spin-off was later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in us or Lumos Networks. For this purpose, any acquisitions of our stock or of Lumos Network’s common stock within the period beginning two years before the spin-off and ending two years after the spin-off are presumed to be part of such a plan, although we or Lumos Networks may be able to rebut that presumption.

Increases in our costs of providing benefits under the Company’s defined benefit pension and other postretirement benefit plans could negatively impact our results of operations and cash flows.

The measurement of the plan obligations and costs of providing benefits under our defined benefit pension and other postretirement benefit plans involves various factors, including the development of valuation assumptions and accounting policy elections. We are required to make assumptions and estimates that include the discount rate applied to benefit obligations, the long-term expected rate of return on plan assets, the anticipated rate of increase of health care costs, the Company’s expected level of contributions to the plans, the incidence of mortality, the expected remaining service period of plan participants, the level of compensation and rate of compensation increases, employee age, length of service, and the long-term expected investment rate credited to employees of certain plans, among other factors. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the accounting for the defined benefit pension and other postretirement benefit plans. If our benefit plans’ costs increase, due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medial cost trends, our financial condition and operating results could be adversely affected

Our stock price has historically been volatile and may continue to be volatile and may not reflect our actual operations and performance.

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors unrelated to our performance, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our quarterly and annual operating results or those of our competitors, including announcements of subscribers and churn rates;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	speculation in the media or investment community about, or actual changes in, our current or future relationship with Sprint;

•	changes in general or industry specific market conditions, trends or governmental regulations and approvals;

•	conditions, trends or changes in the securities marketplace or stock market performance in the United States, including trading volumes;

•	adverse changes in economic conditions, including the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	changes in the market valuations of other companies operating in our industry;

•	technological innovations by us or our competitors, including the availability of 4G LTE;

•	announcements by us or our competitors of acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in domestic and global economic and political factors, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of large blocks of our common stock, including sales of our common stock by our directors, executive officers or affiliates.

Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and us to takeover bids or lead to action by the NASDAQ. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows.

Quadrangle continues to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2012, Quadrangle beneficially owned approximately 5.7 million shares of our common stock, or approximately 27% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, including a representative of Quadrangle being Chairman of the Board of Directors, Quadrangle continues to have the ability to influence corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and, as a result, may depress the market price of our stock.

Our stock price may decline due to the large number of shares registered for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales also may make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

We previously granted Quadrangle the right to require us to register their shares of our common stock, representing approximately 5.7 million shares of our common stock. In June 2012, we filed a shelf registration statement with the SEC, which became effective in August 2012, in which we registered for resale the shares owned by Quadrangle pursuant to the registration rights agreed to in the Shareholders Agreement among the Company and Quadrangle. Accordingly, the number of shares registered is substantial and the sale of these shares and any other shares with tag-along registration rights in secondary offerings while the registration statement remains effective may have a negative impact on the market price of our common stock.

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

None.

Item 2.	Properties.

We are headquartered in Waynesboro, Virginia and own offices and facilities in a number of locations within our operating markets. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future. The table below provides the location, description and approximate square footage of our material owned properties.

Location	Property Description	Approximate Square Footage
Waynesboro, VA	Corporate Headquarters Building	51,000
Waynesboro, VA	Customer Care Building	31,000
Waynesboro, VA	Wireless Switch Building	17,000
Waynesboro, VA	Retail Store	4,000
Clifton Forge, VA	Commercial Rental Property	15,600
Norfolk, VA	Wireless Switch Building	4,900
Richmond, VA	Wireless Switch Building	4,600

We own 119 cell sites and lease more than 1,300 cell sites of which approximately 42% are installed on structures controlled by two tower companies, Crown Communications and American Tower. The MLA with Crown Communications commenced in 2000 and 2001 with an initial 5-year term with three optional 5-year renewal terms and was renewed for the second of three 5-year lease renewal terms in 2010 and 2011. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. The American Tower master lease agreement contains three automatic 5-year renewal terms, which we expect the initial renewal term to renew in the ordinary course of business.

We also lease properties from third parties associated with our 64 retail stores located throughout our operating markets, two warehouses located in Charleston, WV and Waynesboro, VA, two additional customer care facilities located in Covington, VA and Daleville, VA, and two regional operations centers located in Charleston, WV and Richmond, VA.

Item 3.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “NTLS.” On February 25, 2013, the last reported sale price for our common stock was $13.62 per share.

The following table sets forth, for the periods indicated, the intra-day high and low prices per share of our common stock and the cash dividends declared per common share, adjusted for a 1-for-2 reverse stock split and for the Business Separation, both of which occurred following the market close on October 31, 2011. The adjusted stock prices were determined using the historical prices (pre-adjustment) multiplied by 1.39327. The factor is equal to the value of $26.50, the opening price of NTLS common stock on November 1, 2011, divided by $19.02, the closing price of NTLS common stock on October 31, 2011.

	Fiscal Year 2012				Fiscal Year 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$17.86	$21.54	$21.71	$25.02	$26.79	$29.19	$29.69	$28.80
Low price	12.12	15.18	18.41	20.02	18.61	21.55	25.25	25.13
Dividends declared	0.42	0.42	0.42	0.42	0.42	0.56	0.56	0.56

Stock Performance Graph

The following indexed line graph indicates our cumulative total return to stockholders from December 31, 2007 to December 31, 2012, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2007 in our common stock and in each index. The calculations assume cash dividend reinvestment and reinvestment of $15.86, the opening price of Lumos Networks common stock on November 1, 2011, one share of which was distributed by the Company for each share of NTLS common stock outstanding following the 1-for-2 reverse split, all of which occurred after the market close on October 31, 2011.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
NTELOS Holdings Corp.	$100	$86	$66	$75	$68	$49
NASDAQ Composite Index	100	59	86	100	98	114
NASDAQ Telecommunications Index	100	57	85	88	77	78

Holders

There were approximately 100 registered holders and 6,500 beneficial holders of our common stock on February 25, 2013.

Dividends/Dividend Policy

On February 25, 2013, our board of directors declared a dividend to be paid on April 12, 2013 to common stock holders of record on March 14, 2013 at a rate of $0.42 per share. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the years ended December 31, 2012 and 2011, respectively under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million as of December 31, 2012. Amounts available to us to repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.

Item 6.	Selected Financial Data.

SELECTED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data
Operating revenues	$453,989	$422,629	$406,793	$425,057	$412,423
Operating expenses	390,847	356,375	331,911	337,656	337,655

Operating income	63,142	66,254	74,882	87,401	74,768
Other expenses	(30,138)	(26,451)	(25,288)	(14,793)	(25,154)

Income from continuing operations before income taxes	33,004	39,803	49,594	72,608	49,614
Income taxes	12,676	16,363	20,251	26,526	20,787

Income from continuing operations	20,328	23,440	29,343	46,082	28,827
Discontinued operations, net	—	(45,386)	16,882	18,054	16,002

Net income (loss)	20,328	(21,946)	46,225	64,136	44,829
Net income attributable to noncontrolling interests	(1,941)	(1,769)	(1,417)	(851)	—

Net income (loss) attributable to NTELOS Holdings Corp.	$18,387	$(23,715)	$44,808	$63,285	$44,829

Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (1)
Basic
Continuing operations	$0.88	$1.04	$1.35	$2.15	$1.37
Discontinued operations	—	(2.18)	0.82	0.86	0.76

Total	$0.88	$(1.14)	$2.17	$3.01	$2.13

Diluted
Continuing operations	$0.86	$1.02	$1.34	$2.14	$1.36
Discontinued operations	—	(2.13)	0.81	0.85	0.76

Total	$0.86	$(1.11)	$2.15	$2.99	$2.12

Cash Dividends Declared per Share – Common Stock	$1.68	$2.10	$2.24	$2.12	$1.78

	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
Balance Sheet Data (2)
Cash	$76,197	$59,950	$15,676	$51,097	$65,692
Property, Plant and Equipment, net	303,103	288,368	566,949	500,975	446,473
Total Assets	680,114	632,658	1,149,445	980,546	944,301
Total Debt	494,079	458,409	749,093	628,908	607,912
Total NTELOS Holdings Corp. Stockholders’ Equity	44,525	51,584	179,539	176,510	164,643

(1)	Earnings per common share for all periods presented have been adjusted for the October 31, 2011 1-for-2 reverse stock split.
(2)	Balance sheet data in this table for years prior to 2011 has not been revised for discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included herein (Item 8). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Company. This section covers the current performance and outlook of the Company. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the SEC. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by applicable laws.

OVERVIEW

Our summary operating results presented below are before the impact of income taxes, discontinued operations and amounts attributable to noncontrolling interests.

Fiscal Year 2012 Results

Operating revenues increased $31.4 million, or 7.4%, to $454.0 million for the year ended December 31, 2012 compared to $422.6 million for the year ended December 31, 2011 driven by a $24.4 million increase in wholesale and other revenues and a $7.0 million increase in retail revenues. Operating income decreased $3.1 million, or 4.7%, to $63.1 million for the year ended December 31, 2012 compared to $66.2 million the year ended December 31, 2011 reflecting increased cost of sales and services and higher customer operations expenses, partially offset by higher operating revenues described above. Other expense increased $3.7 million, or 13.9%, to $30.1 million for the year ended December 31, 2012 compared to $26.4 million for the year ended December 31, 2011, primarily due to $6.8 million in write offs associated with original financing costs and discounts and deferred financing fees in connection with our Amended and Restated Credit Agreement in 2012 compared to $2.8 million in write offs associated with a repricing amendment and payment on the prior senior secured credit facility at the time of the Business Separation in 2011. Income from continuing operations before income taxes decreased $6.8 million, or 17.1%, to $33.0 million for the year ended December 31, 2012 compared to $39.8 million for the year ended December 31, 2011, primarily due to increased operating expenses and higher other expense described above.

For further detail regarding our operating results, including explanation of the non-GAAP measure ARPU, see the Other Overview Discussion and Results of Operations – Comparison of Year Ended December 31, 2012 and 2011 below.

Market Risks

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 4G LTE or other technologies. A number of our competitors have deployed next generation technologies that are focused on the provisioning of mobile data services with higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services, such as higher-speed data services, that meet customer demands.

The retail market for wireless broadband mobile services remains highly competitive. We believe that competition for customers among wireless broadband providers is based on price, service area, brand awareness and reputation, services and features, handset selection, call quality and customer service. In addition, the market for wireless services has increasingly required that we provide nationwide coverage to our customers, both for voice and data services. We currently rely on roaming agreements, primarily with Sprint and also with other wireless carriers, to provide service in areas not covered by our network. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may incur significantly higher costs for roaming service and we may be unable to provide competitive regional and nationwide wireless service to our customers on a cost-effective basis.

As competition increases and technology evolves, federal and state regulation of the telecommunications industry continues to change. We anticipate that this state of regulatory flux will continue in the future as the FCC and state regulators respond to competitive, technological and legislative developments by modifying their existing regulations or adopting new ones. In addition, economic conditions may remain depressed for the foreseeable future. The continued impact of economic downturns on our customers, including unemployment and disruptions to the credit and financial markets, could cause customers to further reduce spending. Taken together or individually, new or changed regulatory requirements and the possibility of wide ranging changes and reform mandated by the federal and state governments to stimulate economic recovery, could affect the telecommunications industry and may harm our business and restrict the manner in which we operate our business.

We expect postpay competition to continue to be intense as the wireless market matures. We must increasingly target switchers rather than first-time purchasers of wireless services to expand our subscriber base. In 2012, we saw an increased emphasis by our postpay competitors on selling bundled services, which combine voice, text and data services offered on their respective wireless network (including in some instances 4G LTE or other technologies), as well as expanding nationwide services, often at reduced prices. However, despite the increased competition and current economic climate, our postpay subscriber base increased nearly 2% as of December 31, 2012 compared to December 31, 2011, while the prepay subscriber base expanded more than 16% during the same time period. We continued to use predictive analytics to identify high-risk churn areas within our postpay and prepay customer bases, which leads to proactive communication and retention efforts, resulting in improved customer churn and positive net subscriber additions. Total combined churn, net decreased to 2.8% for the year ended December 31, 2012 compared to 3.4% for the year ended December 31, 2011 and we realized net subscriber additions in each quarter of 2012 compared to net reductions in our subscriber base during each quarter of 2011.

Similar to other wireless competitors, we have increased our focus on data services, including smartphone and data-centric devices. The percentage of sales of smartphones increased to approximately 91% of total postpay sales during 2012, as compared to approximately 74% in 2011. In April 2012, we revised our postpay rate plan offerings, which we expect to continue to favorably impact our retail revenues in 2013 as customers roll off legacy service plans and upgrade to our new plans.

We continue to face risks to our competitive “value” position in the postpay market through reduced price nationwide voice plans, text and data plans offered by competitors such as AT&T, Verizon Wireless, Sprint, T-Mobile and US Cellular. A number of other wireless broadband mobile carriers, resellers and MVNOs are offering, and in the future may offer, service plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours, better brand awareness, lower prices and other differentiating features.

We also expect the competition with prepaid products to remain strong as competitors have targeted the prepaid market as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (MVNOs operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10, Simple Mobile, and Page Plus, actively compete for prepay customers in our markets. Many of these competitors have access to big box retailers that currently are not in our distribution channel. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans being offered for less than $50 per month.

To remain competitive with our prepaid product offerings, we continually monitor our FRAWG Unlimited Wireless prepay product offerings. In the first quarter of 2011, we implemented prepay product plans that are tax inclusive which simplifies the payment process for the customer. We then followed with a price reduction on our Unlimited Everything plan which now accounts for 71% of all prepay customers. We also continue to offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract,” low cost service that has a minimum number of plans, offers attractive features, including smartphone options and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans and devices that appeal to smartphone customers. This strategy resulted in a 61% smartphone take rate during the year ended December 31, 2012 and an ending smartphone prepay penetration of 47%.

To increase gross subscriber additions and to better serve and retain our customers, we are focused on refining our distribution strategy with respect to both postpay and prepay sales. We continued expanding our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations. During 2012 we also made significant improvements to our direct distribution channel with changes in the number of stores, store locations and upgrades to our stores in appearance and customer service functionality. We believe these changes will continue to improve our postpay sales as well as bolster prepay sales productivity in 2013.

Revenues from our NTELOS-branded retail business improved during the past year, driven by increases in both the number of subscribers served and ARPU. Our ability to grow our customer base and retain current subscribers will depend, in part, on our ability to adapt to changes in pricing plans, continue to improve our network coverage and reliability, and make available service offerings on the latest network technology and devices. At the same time, these competitive factors could cause our churn to increase making it difficult for us to add net subscribers and may put downward pressure on our ARPU in 2013.

Strategic Network Alliance

We have an exclusive agreement with Sprint Spectrum, and Sprint Spectrum on behalf of and as an agent for SprintCom (Sprint Spectrum and SprintCom collectively, “Sprint”), which we refer to as the “Strategic Network Alliance.” Under the Strategic Network Alliance, we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the years ended December 31, 2012, 2011 and 2010, we realized wireless wholesale revenues of $162.6 million, $137.0 million and $110.3 million, respectively, related to the Strategic Network Alliance. Revenues from this contract exceeded the $9.0 million monthly minimum beginning in October 2010 and we expect that our revenues will continue to do so for the foreseeable future. If Sprint were to lose subscribers in our territory or take steps to reduce data or voice usage, our wholesale revenue would be negatively impacted.

Under the Strategic Network Alliance agreement with Sprint, there are automatic rate resets in the agreement. In the event either party believes any rate resets to be inconsistent with the terms of the Strategic Network Alliance agreement, that party may dispute such resets in accordance with the procedures set forth in the agreement. We have disputed Sprint’s data rate resets beginning with the fourth quarter of 2011, which dispute continues to be reviewed and remains unresolved. The final outcome of this unresolved data rate reset dispute is unknown at this time.

We estimate a reasonably possible outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 to be approximately $9.0 million in Sprint’s favor. Under our view of the agreement, we believe it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 is approximately $13.0 million in our favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase.

During the year ended December 31, 2012, Sprint also provided notice to us involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues unrelated to the current data rate reset dispute. We strongly believe that Sprint’s claims are without merit.

Although the Company believes that it has substantial legal and factual bases related to its position in connection with the disputes and intends to vigorously pursue its claims in the context of its relationship with Sprint, there can be no assurance that the Company will prevail. Accordingly, the Company has established an accrual of approximately $10.0 million relating to such disputes. It is likely that the Company will increase the amount of such accrual in subsequent quarters until such disputes are ultimately resolved. In addition, if one or more such disputes were adversely determined against the Company, it could result in payments by the Company to Sprint.

Other Overview Discussion

To supplement our financial statements presented in accordance with GAAP, we reference the non-GAAP measure ARPU. We use this measure, along with others such as subscribers and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance.

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

The table below provides a reconciliation of operating revenues to subscriber revenues used to calculate average monthly ARPU for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands, except average monthly ARPU)	2012	2011	2010
Operating revenues	$453,989	$422,629	$406,793
Less: equipment revenues from sales to new customers	(15,041)	(9,091)	(8,233)
Less: equipment revenues from sales to existing customers	(15,037)	(17,793)	(14,893)
Less: wholesale, other and adjustments	(165,765)	(143,477)	(116,575)

Retail subscriber revenues	$258,146	$252,268	$267,092

Average number of subscribers	425,377	422,256	437,735

Total average monthly ARPU	$50.57	$49.79	$50.85

Retail subscriber revenues	$258,146	$252,268	$267,092
Less: voice and other feature revenues	(156,032)	(171,882)	(203,657)

Retail subscriber data revenues	$102,114	$80,386	$63,435

Average number of subscribers	425,377	422,256	437,735

Total data average monthly ARPU	$20.00	$15.86	$12.08

ARPU for the year ended December 31, 2012 increased to $50.57 compared to $49.79 for the year ended December 31, 2011, due to the introduction of new postpay plans and continued penetration of data driven devices such as smartphones on both postpay and prepay sales. We expect ARPU to continue to increase throughout 2013 as a greater percentage of our postpay subscriber mix migrates to smartphones, including the iPhone, and existing subscribers transition from prior service plans to our new service plans introduced in 2012. Data ARPU, which is the portion of average monthly revenue per user associated with data usage and products, also increased during the year to $20.00 at December 31, 2012 from $15.86 at December 31, 2011, and we anticipate Data ARPU and data revenue will continue to grow in 2013, primarily due to the continued increase in data plan penetration. Introduction of the iPhone in April 2012 also served as a catalyst in Data ARPU growth through increased rate plan pricing as well as increased smartphone penetration. Data plan growth follows the percentage growth of customers with smartphones in relation to total customers, with this percentage increasing to 55% as of December 31, 2012 from 32% as of December 31, 2011 (and postpay growing to 59% as of December 31, 2012 from to 36% as of December 31, 2011). Voice ARPU continues to decrease across our industry and for us as subscriber trends shift to increased data usage, and may continue to decline in 2013 due to competitive pressures and economic conditions.

RESULTS OF OPERATIONS – OVERVIEW

Operating Revenues

Our revenues are generated from the following categories:

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

Operating Expenses

Our operating expenses are categorized are follows:

•

Cost of sales and services – includes handset equipment costs which, in keeping with industry practice, particularly with handsets sold with service contracts, we sell to our customers at a price below our cost; usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers; leased facility expenses for connection to other carriers, cell sites and switch locations; and engineering and repairs and maintenance expenses related to property, plant and equipment;

•	Customer operations – includes marketing, product management, product advertising, selling, billing, customer care, customer retention and bad debt expenses;

•

Corporate operations – includes taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management, accretion of asset retirement obligations; and expenses related to acquisitions and the separation of our wireless and wireline businesses, which we refer to as the “Business Separation;” and

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable.

Other Expense

Other expense includes interest expense on debt instruments, corporate financing costs and debt discounts associated with the repricing and refinancing of our debt instruments and, as appropriate, related charges or amortization of such costs and discounts, changes in the fair value of our interest rate cap (which expired in August 2012) and other items such as interest income and fees.

Income Taxes

Income tax expense and effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses. Additional information regarding our taxes can be found in Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Discontinued Operations, net

Discontinued operations reflect the results of our former wireline business for the full year 2010 and the year to date period through October 31, 2011, the date of the Lumos Networks spin-off. Additional information regarding our discontinued operations can be found in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the years ended December 31, 2012 or 2011. The VA Alliance made capital distributions to the minority owners of $1.5 million, $1.5 million and $1.4 million during each of the years ended December 31, 2012, 2011 and 2010, respectively.

RESULTS OF OPERATIONS – COMPARISON OF YEAR ENDED DECEMBER 31, 2012 AND 2011

OPERATING REVENUES

The following table identifies our operating revenues for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011	$ Variance	% Variance
Retail revenue	$285,132	$278,148	$6,984	2.5%
Wholesale and other revenue	168,857	144,481	24,376	16.9%

Total operating revenues	$453,989	$422,629	$31,360	7.4%

Retail Revenue

Retail revenue increased due to higher subscriber service revenues of $3.8 million, or 1.5%, and an increase in equipment revenues of $3.2 million, or 11.9%. The increase in subscriber service revenues reflected a net subscriber gain and an increase in ARPU. Net subscribers grew approximately 3,200 subscribers, or 0.8%, to an average of approximately 425,400 subscribers for the year ended December 31, 2012 compared to an average of approximately 422,200 subscribers for the year ended December 31, 2011. During the latter part of 2011, we introduced several initiatives to increase subscriber net additions, including improved targeting of high-value, long-term customers, resulting in net subscriber gains during 2012.

ARPU increased to $50.57 for the year ended December 31, 2012 compared to $49.79 for the year ended December 31, 2011. The increase in ARPU was driven by an increase in data revenues of $21.1 million, or 26.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Underlying this growth in data revenues was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to significant expansion of our customer base with smartphones, 55% as of December 31, 2012 compared to 32% as of December 31, 2011. The growth in data revenues was partially offset by a decrease in voice and other feature revenues of $17.3 million, or 10.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decline reflected a shift in customer preferences to fixed rate and data-centric services.

Higher equipment revenues for the year ended December 31, 2012 were driven by increased penetration of smartphones, including the iPhone 4 and 4S launched in the second quarter of 2012 and iPhone 5 launched at the end of third quarter of 2012, which resulted in an increase in smartphone gross subscriber additions to 73% of total gross adds for the year ended December 31, 2012 compared to 43% for the year ended December 31, 2011.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased $25.6 million, or 18.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase reflected increased data usage, measured in Megabytes, which grew 82% period over period for the year ended December 31, 2012, as the use of smartphones and data devices swelled, and the data usage from Sprint subscribers in our territory increased. Under the Strategic Network Alliance with Sprint, there are automatic rate resets which could, and do, result in disputes from time to time, as discussed above. Roaming revenues from carriers other than Sprint declined $1.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

OPERATING EXPENSES

The following table identifies our total operating expenses for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011	$ Variance	% Variance
Cost of sales and services	$174,683	$143,323	$31,360	21.9%
Customer operations	120,150	117,105	3,045	2.6%
Corporate operations	32,756	32,864	(108)	(0.3%)
Depreciation and amortization	63,258	63,083	175	0.3%

Total operating expenses	$390,847	$356,375	$34,472	9.7%

Cost of Sales and Services – Cost of sales and services increased $31.4 million, or 21.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Equipment costs increased $20.1 million, or 56.8%, reflecting an increase in the number of higher cost smartphone devices sold in 2012 compared to 2011, and significantly higher costs associated with handsets and smartphones, including the iPhone, due to the increased number of features and applications they support. Given the continued increase in smartphone penetration and the introduction of more technologically advanced and expensive handsets, we expect handset costs to continue to rise in 2013. Also contributing to the higher costs was an 11% increase in gross subscriber additions over the same period, which costs were partially offset by a $3.2 million, or 11.9%, increase in equipment revenues from new customers.

Network access and cell site expenses increased $7.0 million, or 13.4%, reflecting an increase in the number of cell sites as of December 31, 2012 and additional access connectivity to support increased data usage. Data roaming expenses increased $3.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflecting the continued growth and subscriber trends shift to increased data usage. We expect that network access and cell site costs will continue to increase in 2013 as we continue to build new cell sites and increase our network capacity to handle the continued increase in data traffic.

Customer Operations – Customer operations expense increased $3.0 million, or 2.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Agent commissions increased $3.5 million in 2012, primarily due to a 33% increase in indirect sales for the year ended December 31, 2012 compared to the year ended December 31, 2011, and sales incentives increased $2.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to contract buy out and referral incentives offered during the current year. These costs were partially offset by a decline in bad debt expense of $1.0 million, or 9.4%, reflecting a favorable decrease in churn in 2012 due to tightening of our credit requirements, lower retention costs of $1.0 million, and lower corporate retail and other direct channel commissions of $0.6 million, or 7.6%, due to the channel mix discussed above and compensation plan changes.

Corporate Operations – Corporate operations expense remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011. Increases in costs for the year ended December 31, 2012 included professional fees of $1.1 million and regulatory fees of $0.7 million. Corporate expenses for the year ended December 31, 2012 were reduced by $1.6 million in transition services billed under the Transition Services Agreement with Lumos Networks that was executed as part of the Business Separation.

Depreciation and Amortization – Depreciation and amortization expenses also remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011. In December 2012, the Company decided to replace all remaining legacy 1xRTT base stations with new base stations that support EV-DO technology and implement other network enhancements, resulting in an adjustment to the applicable useful life for these assets. We recognized approximately $1.1 million in incremental depreciation expense for the year ended December 31, 2012 and expect to recognize approximately $7.5 million in accelerated depreciation in 2013 in connection with this adjustment.

OTHER EXPENSE

Interest expense on debt instruments decreased $0.5 million, or 1.9%, to $22.9 million for the year ended December 31, 2012 compared to $23.4 million for the year ended December 31, 2011, primarily due to the timing of changes in interest rates resulting from the repricing amendment on the prior senior secured credit facility on March 15, 2011, partially offset by increases in the new rates associated with the Amended and Restated Credit Agreement consummated on November 9, 2012. Further information related to the Amended and Restated Credit Agreement is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Interest expense on $283.0 million of the prior senior secured credit facility was classified in discontinued operations for all preseparation periods presented as this amount represents the required pay down of the prior senior secured credit facility on the date of the Business Separation.

Other expense, net increased $4.1 million to $7.2 million for the year ended December 31, 2012 compared to $3.1 million for the year ended December 31, 2011, primarily reflecting a $6.8 million charge in the fourth quarter of 2012 related to the write off of a proportionate amount of the unamortized deferred issuance costs and debt discount associated with our prior senior secured credit facility, which was refinanced on November 9, 2012. Other expense, net for the year ended December 31, 2011 included $1.5 million of deferred financing costs written off in connection with the payment on the prior senior secured credit facility at the time of the Business Separation and a $1.3 million charge in the second quarter of 2011 related to the write off of original financing costs and discounts associated with the March 2011 repricing amendment.

INCOME TAXES

Income tax expense was $12.7 million, with an effective tax rate of 38.4%, for the year ended December 31, 2012, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For 2013, the amounts of these charges for equity-based awards outstanding as of December 31, 2012, and other non-deductible compensation are expected to be $0.4 million and $0.1 million, respectively. Income taxes for 2011 were $16.4 million with an effective rate of 41.1%.

We have certain prior year unused net operating losses, including certain built-in losses, totaling $154.1 million as of December 31, 2012 that are subject to limitations imposed by IRC 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, we expect that $130.4 million of these prior year NOLs will be available for use as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. We also have a prior year NOL of approximately $9.6 million that is not subject to the IRC 382 Limit and which has been carried back to a prior taxable year. In addition, we realized a net operating loss of $20.6 million in 2012 primarily as a result of bonus depreciation under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2011” and the write off of certain deferred financing costs. We believe that it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2011 COMPARED TO 2010

OPERATING REVENUES

The following table identifies our external operating revenues for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2011	2010	$ Variance	% Variance
Retail revenue	$278,148	$289,319	$(11,171)	(3.9%)
Wholesale and other revenue	144,481	117,474	27,007	23.0%

Total operating revenues	$422,629	$406,793	$15,836	3.9%

Retail Revenue

Retail revenue declined due to a decrease in subscriber revenues of $14.9 million, or 5.9%, partially offset by an increase in equipment revenues $3.7 million, or 16.2%. Subscriber service revenues were lower in 2011 reflecting a net subscriber loss of approximately 15,500 subscribers, or 3.5%, from an average of approximately 437,700 subscribers during 2010 to an average of approximately 422,200 subscribers during 2011. In the second half of 2011, we introduced several initiatives to increase subscriber net additions, including improved targeting of high-value, long-term customers; as a result, net subscriber losses were less than 500 in the fourth quarter of 2011.

Voice and other feature revenues, excluding data revenues, decreased in 2011 by $32.2 million due to several factors, including the decrease in the subscriber base and a 12.3% decline in ARPU for these services due to competitive pricing reductions and economic conditions. Partially offsetting the decrease in voice revenue was an increase in data revenue of $17.6 million in 2011. Underlying this 21.7% growth in data revenue was the technology upgrade to EV-DO and an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to a near tripling of the customer base with smartphones, from 11% as of December 31, 2010 to 32% as of December 31, 2011.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased in 2011 by $26.7 million, or 24%. This increase reflected greater data usage, measured in Megabytes, which grew 250% year over year, as the use of smartphones and data devices proliferated as well as an increase in Sprint subscribers in our territory. Following a travel data rate reset in mid 2009, monthly revenue from Sprint was billed at the $9.0 million minimum through September 30, 2010. However, calculated revenues from the Strategic Network Alliance increased with significant usage growth and began to exceed the $9.0 million monthly minimum beginning in October 2010. Roaming revenues from carriers other than Sprint increased in 2011 by $0.3 million.

OPERATING EXPENSES

The following table identifies our total operating expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2011	2010	$ Variance	% Variance
Cost of sales and services	$143,323	$135,803	$7,520	5.5%
Customer operations	117,105	108,664	8,441	7.8%
Corporate operations	32,864	29,428	3,436	11.7%
Depreciation and amortization	63,083	58,016	5,067	8.7%

Total operating expenses	$356,375	$331,911	$24,464	7.4%

Cost of Sales and Services – Cost of sales and services increased in 2011 by $7.5 million, or 5.5%, primarily due to a $5.8 million increase in equipment costs reflecting a mix of higher cost devices sold due to an increased sales emphasis on smartphones and other data-centric handsets, which led to a near tripling in sales of smartphones, from 19% in 2010 to 52% in 2011. The increase in cost of sales and services also reflected a $3.8 million increase in cell site and network access costs primarily related to an increase in the number of cell sites as of December 31, 2011, increased data usage and additional access connectivity to support high-speed data over the EV-DO network. These increased costs in 2011 were partially offset by a $1.3 million decrease in roaming costs as a result of in-network roaming savings associated with continued cell site expansion and the ability to direct more traffic to our lowest cost partners.

Customer Operations – Customer operations expense increased in 2011 by $8.4 million, or 7.8%, due to several factors, including higher retention costs of $2.3 million, driven by customer retention credits and increased costs for device exchanges and upgrades to higher cost smartphones. Third-party agent commissions increased $1.3 million due to an increase in sales through this channel and higher payouts for promotional plans and data features. Bad debt expense increased $1.7 million as more subscriber accounts were disconnected for non-payment during 2011 and the average unpaid balance increased. Marketing expenses also increased $1.4 million, reflecting increased television advertising to promote brand recognition and awareness.

Corporate Operations – Corporate operations expense increased in 2011 by $3.4 million, or 11.7%, due to $6.6 million in Business Separation charges. Corporate operations expense in 2010 included $2.8 million of restructuring charges. A $0.9 million increase in equity-based compensation expense tied to share-based employee compensation plans and the Company’s 401(k) match was more than offset by a $0.9 million and $0.8 million reduction in discretionary bonuses and professional fees, respectively.

Depreciation and Amortization – Depreciation and amortization expenses increased in 2011 by $5.1 million, or 8.7%. This increase was primarily attributable to accelerated depreciation on network equipment that was identified for replacement earlier than expected, a reduction in the useful life of certain network equipment and changes in network advancement plans.

OTHER EXPENSE

Interest expense on debt instruments decreased in 2011 by $1.3 million, or 5.3%, primarily due to the repricing amendment on the prior senior secured credit facility effective March 14, 2011. The repricing reduced the rate from LIBOR (with a 2% floor) plus 3.75% to LIBOR (with a 1% floor) plus 3.00%. Interest expense on $283.0 million of the prior senior secured credit facility was classified in discontinued operations for all periods presented. This classification was required as this amount represents the required pay down of the prior senior secured credit facility on October 31, 2011, the Business Separation date.

Offsetting this decrease was a $1.6 million charge in corporate financing fees in 2011, primarily due to $1.5 million in deferred financing costs written off in connection with the payment on the prior senior secured credit facility at the time of the Business Separation. In addition, we wrote off $1.3 million in original financing costs and discounts associated with the repricing amendment and recognized a loss of $0.3 million in 2011 associated with the interest rate cap instrument we entered into in the fourth quarter of 2010, due to the change in market value.

INCOME TAXES

Income tax expense for 2011 was $16.4 million with an effective tax rate of 41.1%, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. For 2012, the amounts of these charges for equity-based awards outstanding as of December 31, 2011 and other non-deductible compensation are expected to be $0.1 million and $0.2 million, respectively. Income taxes for 2010 were $20.3 million with an effective tax rate of 40.8%.

The Company has prior year unused net operating losses, including certain built-in losses totaling $154.1 million as of December 31, 2011 that are subject to limitations imposed by IRC Section 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million (as adjusted for the Business Separation). Based on the IRC 382 Limit, we expect that $130.4 million of these prior year NOLs will be available to the Company as follows: $18.0 million in 2012 (with $9.1 million anticipated carryover from 2011), $8.9 million per year in 2013 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company also realized a net operating loss in 2011 as result of bonus depreciation due to the passage of the Tax Relief Act of 2010. We believe that it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Amended and Restated Credit Agreement

On November 9, 2012, we entered into Amendment No. 6 of our Credit Agreement dated as of August 7, 2009 (the “Original Credit Agreement”), which amended and restated the Original Credit Agreement in its entirety (the “Amended and Restated Credit Agreement”). We used borrowings under the Amended and Restated Credit Agreement to refinance or roll over amounts outstanding under the Original Credit Agreement and to pay closing costs and other expenses related to the refinancing, with the remaining proceeds of $30.2 million available for working capital and other corporate purposes. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $498.8 million as of December 31, 2012.

The Amended and Restated Credit Agreement provides for (1) a new term loan A in the aggregate amount of $150.0 million (the “Term Loan A”); and (2) a new term loan B in the aggregate amount of $350.0 million (the “Term Loan B” and, together with the Term Loan A, the “Term Loans”). The Term Loan A matures in August 2015 and the Term Loan B matures in November 2019. The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2012, our Leverage Ratio was 3.75:1.00 and there were no commitments associated with the Incremental Commitments.

All loans outstanding under the Amended and Restated Credit Agreement are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors. The Amended and Restated Credit Agreement also contains customary affirmative and negative covenants which, among other things, restrict the ability of NTELOS Inc. and its guarantors to incur additional debt, grant liens, make investments, sell assets and make Restricted Payments (as defined in the Amended and Restated Credit Agreement, which include paying dividends and repurchasing common stock). Further information related to the Amended and Restated Credit Agreement is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

For the years ended December 31, 2012 and 2011, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided by operating activities. We currently place our temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments are in excess of the FDIC insurance limit. The commercial bank that held substantially all of our cash at December 31, 2012 has a rating of A and A1 on long term deposits by Standard & Poor’s and Moody’s, respectively.

As of December 31, 2012, we had $76.2 million of cash, of which $9.7 million was held in a market rate savings account by the Company and was not restricted for certain payments by the Amended and Restated Credit Agreement. The remaining balance of $66.5 million was held in non-interest bearing deposit accounts, which were fully insured by the FDIC as of December 31, 2012. As of January 1, 2013, new legislation went into effect and the FDIC only insures bank balances up to $250,000.

As of December 31, 2012, we had $572.2 million in aggregate long-term liabilities, consisting of $488.6 million in long-term debt, including capital lease obligations, and approximately $83.6 million in other long-term liabilities primarily consisting of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at December 31, 2012 is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Amended and Restated Credit Agreement has a Restricted Payments basket, initially set at $50.0 million, which can be used to make certain Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket is increased by $6.5 million per quarter, commencing with the quarter beginning January 1, 2013, plus an additional quarterly amount for Excess Cash Flow, if any, commencing with the fiscal quarter ending December 31, 2012 (as defined in the Amended and Restated Credit

Agreement) and is decreased by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. There was no additional Excess Cash Flow for the quarter ended December 31, 2012. The balance of the Restricted Payments basket as of December 31, 2012 was $50.0 million.

Under the Amended and Restated Credit Agreement, NTELOS Inc. is bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Amended and Restated Credit Agreement. As of December 31, 2012, we were in compliance with all of our debt covenants.

Cash Flows from Continuing Operations

The following table summarizes our cash flows from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net cash provided by operating activities	$109,017	$116,017	$104,350
Net cash (used in) provided by investing activities	(71,633)	257,115	(53,113)
Net cash (used in) provided by financing activities	(21,137)	(340,887)	70,701

Operating Activities

Our cash flows from operating activities for the year ended December 31, 2012 of $109.0 million decreased $7.0 million, or 6.0%, compared to the cash flows from operating activities of $116.0 million for the year ended December 31, 2011. Income from continuing operations for the year ended December 31, 2012 provided $20.3 million of cash compared to $23.4 million the same period last year. Changes in working capital consumed approximately $13.1 million of cash during the year ended December 31, 2012. This resulted primarily from a $15.0 million increase in accounts receivable, due in part to timing of payments associated with wholesale receivables, a $3.5 million increase in other current assets, driven by an income tax receivable related to a prior year amended federal income tax return filing, a $2.0 million increase in inventories and supplies, reflecting the higher cost of new data-centric devices and smartphones, and a $8.9 million decrease in dividends payable, due to the accelerated payment in December 2012 of a previously declared dividend, partially offset by increases in other current liabilities of $12.2 million and accounts payable of $3.7 million.

For the year ended December 31, 2011, net cash provided by operating activities was approximately $116.0 million. Net loss during this period was $21.9 million, which was driven by a $45.4 million loss from our discontinued operations. Thus, net income from continuing operations was $23.4 million. We recognized $95.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $2.8 million of cash. The principal changes in operating assets and liabilities from December 31, 2010 to December 31, 2011 were as follows: accounts receivable increased by $0.8 million primarily due to the wireless wholesale receivables growth in revenue and timing of payments; inventories and supplies increased $0.5 million; other current assets increased $2.1 million related to increases in prepaid maintenance contracts and rent; accounts payable decreased $1.0 million; other current liabilities decreased $4.8 million and retirement benefit payments, net of contributions, amounted to $4.9 million in 2011. Offsetting these unfavorable cash flows was a change in income taxes that generated $11.3 million of cash year over year primarily due to a refund of $9.9 million we received of net estimated tax overpayments from the third quarter of 2010, due to the announced reinstatement of, and subsequent increase in, bonus depreciation after our third quarter 2010 estimated tax payment. Discontinued operations generated $63.9 million of cash from operating activities.

Investing Activities

Our cash flows used in investing activities for the year ended December 31, 2012 were $71.6 million driven by increased capital expenditures as we continued to expand our network coverage and capacity within our coverage area. Included in the capital spending was $19.7 million related to continued network coverage expansion and enhancements within our coverage area, $35.7 million of expenditures for additional capacity to support our projected growth, and $16.2 million to maintain our existing networks and other business needs.

We currently expect capital expenditures for 2013 to be in the range of $75.0 million to $85.0 million, including capital expenditures to replace all of our remaining legacy 1xRTT base stations with new base stations that support EV-DO technology, and to upgrade portions of our network to 4G LTE advanced technologies. We project spending approximately $40.0 million to $50.0 million related to additional capacity needs and continued network coverage expansion and enhancements and $20.0 million to $25.0 million for advanced technologies and upgrades related to 4G LTE advanced technologies. We anticipate launching our earliest LTE markets in the second half of 2013 and completing the initial build-out by the end of fiscal year 2014. Other expected capital expenditures in 2013 include enhancements and upgrades to our information technology systems in support of growth and other business needs.

Our cash flows provided by investing activities for the year ended December 31, 2011 were $257.1 million. The primary driver was $315.0 million of cash received from Lumos Networks upon completion of the Business Separation. Additionally, we received $2.5 million in government reimbursements and $0.9 million of cash released from restriction. Partially offsetting the cash inflow was $58.3 million used for capital expenditures and a $3.1 million increase in receivable from the RUS grant.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was $21.1 million, which primarily represents the following:

•	$495.0 million in proceeds received from borrowings under the Amended and Restated Credit Agreement, net of $5.0 million original issue discount;

•	$462.1 million in repayments on our long-term debt, including $460.4 million used to repay amounts outstanding under the Original Credit Agreement;

•	$44.5 million used for common stock cash dividends ($2.10 per share in the aggregate) paid on January 12, 2012, April 12, 2012, July 11, 2012, October 11, 2012 and December 28, 2012;

•	$7.5 million used for debt issuance and refinancing costs related to the Amended and Restated Credit Agreement; and

•	$1.5 million used for capital distributions to noncontrolling interests.

Net cash used in financing activities for the year ended December 31, 2011 aggregated $340.9 million, which primarily represents the following:

•	$290.6 million used to repay amounts on our prior senior secured credit facility, including a $283.0 million required debt repayment made in connection with the Business Separation;

•	$47.2 million used for common stock cash dividends ($2.24 per share in the aggregate) paid on January 14, 2011, April 14, 2011, July 14, 2011 and October 12, 2011;

•	$1.6 million in debt repricing amendment costs; and

•	$1.5 million used for capital distributions to noncontrolling interests.

As of December 31, 2012, we had $76.2 million in cash and approximately $95.7 million in working capital (current assets minus current liabilities) compared to $60.0 million in cash and approximately $67.4 million in working capital as of December 31, 2011. Of the cash on hand on December 31, 2012, $66.5 million was held by NTELOS Inc. and its subsidiaries, which is subject to restrictions pursuant to the Amended and Restated Credit Agreement.

We paid regular quarterly dividends of $0.42 per share in each of the four quarters of 2012, and accelerated the payment of a previously declared dividend of $0.42 per share to stockholders of record as of December 14, 2012 to December 28, 2012, which resulted in dividend payments totaling $44.5 million for the year ended December 31, 2012. We paid dividends of $0.56 per share in each of the four quarters of 2011, totaling $47.2 million for the year ended December 31, 2011. On February 25, 2013, the board of directors declared a dividend in the amount of $0.42 per share to be paid on April 12, 2013 to stockholders of record on March 14, 2013.

Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. As discussed above, amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Amended and Restated Credit Agreement.

We believe that our current cash balances of $76.2 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, which may affect our financial condition, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed in the footnotes to the financial statements. For example, we are contractually committed to acquire handset equipment and make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this Annual Report on Form 10-K, as referenced in the table:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1)(3)	$498,750	$5,000	$155,125	$7,000	$331,625
Capital lease obligations (3)	1,095	400	500	195	—
Operating lease obligations (4)	306,400	34,900	68,700	67,100	135,700
Purchase obligations (5)	97,700	66,900	30,800	—	—

	$903,945	$107,200	$255,125	$74,295	$467,325

(1)

Represents the Term Loans under the Amended and Restated Credit Agreement. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(2)

Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other postretirement benefit plans. See Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(3)	Excludes interest.
(4)

Represents contractual obligations to make certain minimum lease payments for the use of property under operating lease agreements for administrative office space, retail space, tower space and equipment, certain of which have renewal options. See Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(5)	Represents purchase commitments relating to network capital expenditures, handsets and other equipment to support operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions about future events and apply judgments that affect results of operations and the amounts of assets and liabilities reported in the financial statements and the related disclosures. We base our estimates, assumptions and judgment on historical experience, current and projected business trends, general economic conditions and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material to reported results of operations and financial position.

We believe that the areas described below are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most significant judgments in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Additional discussion of the application of these accounting policies can be found in the Notes to Consolidated Financial Statements. Management has reviewed these critical accounting policies, estimates and assumptions and related disclosures with the Audit Committee of our Board.

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

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company-operated retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold well below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third-party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.

The Company recognizes revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, it is able to determine the amount and when the collection of such amount is considered probable.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for which we evaluate and estimate the collectability, based on a combination of factors including the length of time the receivables are past due, historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates, which may result in higher costs and expenses in future periods if our estimate of uncollectible accounts is too low, or decreased costs and expenses in future periods if it is too high.

Inventories and Supplies

The Company’s inventories and supplies consist primarily of items held for resale such as PCS handsets and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence. Management regularly performs detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, product pricing, shelf life and quality issues. We record adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Costs and expenses could vary in future periods if our inventory reserves are not adequate.

Long-Lived Asset Recovery

Long-lived assets comprise property, plant and equipment, intangible assets (including goodwill, radio spectrum licenses, customer relationships and trademarks) and long-term deferred charges. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB ASC 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment exists as of December 31, 2012.

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

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Pension Benefits and Retirement Benefits Other Than Pensions

NTELOS Inc. sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. As of December 31, 2012, the Company froze future benefit accruals.

IRC Sections 412 and 430 and Sections 302 and 303 of the Employee Retirement Income Security Act of 1974, as amended establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Also, NTELOS Inc. has nonqualified pension plans that are accounted for similar to its Pension Plan.

NTELOS Inc. provides certain health care and life benefits for retired employees that meet eligibility requirements. The Company has two qualified nonpension postretirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan also is contributory. These obligations, along with all of the pension plans and other postretirement benefit plans, are NTELOS Inc. obligations assumed by the Company. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees. The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

NTELOS Inc. also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Further information regarding these plans is provided in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is provided in Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks including the impact of interest rate changes.

Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $498.8 million as of December 31, 2012. Under this facility, the Term Loan A bears interest at a rate equal to either 3.50% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.50% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $1.1 million as of December 31, 2012.

In the first quarter of 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.

At December 31, 2012, our financial assets included cash of $76.2 million. Securities and investments totaled $1.5 million at December 31, 2012.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at December 31, 2012, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$492,984	$481,418	$495,794	$467,566
Capital lease obligations	1,095	1,095	1,205	986

Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 350 bps and 475 bps for Term Loan A and Term Loan B, respectively). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At December 31, 2012, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at December 31, 2012 we had approximately $9.7 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

Item 8.	Financial Statements and Supplementary Data.

NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia February 28, 2013

NTELOS Holdings Corp.

Consolidated Balance Sheets

(In thousands, except par value per share amounts)	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$76,197	$59,950
Restricted cash	—	199
Accounts receivable, net	51,301	36,292
Inventories and supplies	9,581	7,570
Deferred income taxes	4,297	4,668
Prepaid expenses and other current assets	17,695	14,445

	159,071	123,124

Securities and Investments	1,499	1,403
Property, Plant and Equipment, net	303,103	288,368
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	132,033	132,318
Customer relationships and trademarks, net	9,996	13,336
Deferred Charges and Other Assets	10,712	10,409

TOTAL ASSETS	$680,114	$632,658

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,429	$4,412
Accounts payable	23,445	18,118
Dividends payable	—	8,902
Advance billings and customer deposits	12,085	10,003
Accrued expenses and other current liabilities	22,372	14,316

	63,331	55,751

Long-Term Debt	488,650	453,997
Retirement Benefits	21,029	27,588
Deferred Income Taxes	35,231	18,725
Other Long-Term Liabilities	27,338	25,463

	572,248	525,773

Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—

Common stock, par value $.01 per share, authorized 55,000 shares; 21,262 shares issued and 21,261 shares outstanding (21,195 shares issued and 21,087 shares outstanding at December 31, 2011)	212	212
Additional paid in capital	51,005	65,591
Treasury stock, at cost, 1 shares (108 shares at December 31, 2011)	(3)	(8,228)
Retained earnings	—	3,982
Accumulated other comprehensive loss	(6,689)	(9,973)

Total NTELOS Holdings Corp. Stockholders’ Equity	44,525	51,584
Noncontrolling Interests	10	(450)

	44,535	51,134

TOTAL LIABILITIES AND EQUITY	$680,114	$632,658

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Operating Revenues	$453,989	$422,629	$406,793

Operating Expenses
Cost of sales and services	174,683	143,323	135,803
Customer operations	120,150	117,105	108,664
Corporate operations	32,756	32,864	29,428
Depreciation and amortization	63,258	63,083	58,016

	390,847	356,375	331,911

Operating Income	63,142	66,254	74,882

Other Expense
Interest expense	(22,944)	(23,380)	(24,728)
Other expense, net	(7,194)	(3,071)	(560)

	(30,138)	(26,451)	(25,288)

Income from Continuing Operations before Income Taxes	33,004	39,803	49,594

Income Taxes	12,676	16,363	20,251

Income from Continuing Operations	20,328	23,440	29,343

Discontinued Operations, net	—	(45,386)	16,882

Net Income (Loss)	20,328	(21,946)	46,225

Net Income Attributable to Noncontrolling Interests	(1,941)	(1,769)	(1,417)

Net Income (Loss) Attributable to NTELOS Holdings Corp.	$18,387	$(23,715)	$44,808

Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic
Continuing operations	$0.88	$1.04	$1.35
Discontinued operations	—	(2.18)	0.82

Total	$0.88	$(1.14)	$2.17

Diluted
Continuing operations	$0.86	$1.02	$1.34
Discontinued operations	—	(2.13)	0.81

Total	$0.86	$(1.11)	$2.15

Weighted average shares outstanding – basic	20,889	20,779	20,661

Weighted average shares outstanding – diluted	21,337	21,276	20,847

Cash Dividends Declared per Share – Common Stock	$1.68	$2.10	$2.24

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$18,387	$(23,715)	$44,808

Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $335, $254 and $190 of deferred income taxes in 2012, 2011 and 2010, respectively	526	399	299

Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	18,913	(23,316)	45,107

Comprehensive Income Attributable to Noncontrolling interests	1,941	1,769	1,417

Comprehensive Income (Loss)	$20,854	$(21,547)	$46,524

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$20,328	$(21,946)	$46,225
Adjustments to reconcile net income to net cash provided by operating activities
Loss (income) from discontinued operations	—	45,386	(16,882)
Depreciation and amortization	63,258	63,083	58,016
Deferred income taxes	16,147	15,325	21,743
Equity-based compensation	6,029	6,072	5,270
Amortization of loan origination costs and debt discount	3,284	4,357	4,352
Write off unamortized debt issuance costs	6,816	1,854	—
Retirement benefits and other	3,642	4,716	2,185
Changes in operating assets and liabilities
Increase in accounts receivable	(15,009)	(769)	(4,136)
Changes in inventories and supplies	(2,011)	(512)	3,812
Increase in other current assets	(3,464)	(2,119)	(487)
Changes in income taxes	(1,668)	11,317	(6,862)
Changes in accounts payable	3,660	(998)	(6,185)
Changes in other current liabilities	12,189	(4,802)	6,177
Retirement benefit contributions and distributions	(4,184)	(4,947)	(8,878)

Net cash provided by operating activities	109,017	116,017	104,350

Cash flows from investing activities
Purchases of property, plant and equipment	(71,760)	(58,251)	(52,370)
Business Separation cash received	—	315,000	—
Other, net	127	366	(743)

Net cash (used in) provided by investing activities	(71,633)	257,115	(53,113)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	495,000	—	124,688
Debt issuance and refinancing costs	(7,464)	(1,637)	(572)
Repayments on senior secured term loans	(462,087)	(290,600)	(6,975)
Cash dividends paid on common stock	(44,526)	(47,153)	(46,582)
Capital distributions to noncontrolling interests	(1,481)	(1,539)	(1,423)
Proceeds from stock option exercises and employee stock purchase plan	85	1,133	1,513
Other, net	(664)	(1,091)	52

Net cash (used in) provided by financing activities	(21,137)	(340,887)	70,701

Net cash provided by operating activities from discontinued operations	—	63,874	55,352
Net cash used in investing activities from discontinued operations	—	(52,497)	(209,765)
Net cash provided by (used in) financing activities from discontinued operations	—	21,072	(3,432)
Cash taken at Business Separation	—	(19,931)	—

Net cash provided by (used in) discontinued operations	—	12,518	(157,845)

Increase (decrease) in cash	16,247	44,763	(35,907)
Cash, beginning of period	59,950	15,187	51,094

Cash, end of period	$76,197	$59,950	$15,187

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	21,243	527	$212	$170,100	$(16,927)	$32,129	$(9,004)	$176,510	$(674)	$175,836
Equity-based compensation				4,246				4,246		4,246
Equity compensation and other activity *	3	(263)		(969)	4,065			3,096		3,096
Cash dividends declared						(46,727)		(46,727)		(46,727)
Capital distribution to noncontrolling interests									(1,423)	(1,423)
Net income attributable to NTELOS Holdings Corp.						44,808		44,808		44,808
Amortization of unrealized loss from defined benefit plans, net of $190 of deferred income taxes							299	299		299
Recognized loss from defined benefit plans, net of $1,715 of deferred income taxes							(2,693)	(2,693)		(2,693)
Comprehensive income attributable to noncontrolling interests									1,417	1,417

Balance, December 31, 2010	21,246	264	$212	$173,377	$(12,862)	$30,210	$(11,398)	$179,539	$(680)	$178,859

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	21,246	264	$212	$173,377	$(12,862)	$30,210	$(11,398)	$179,539	$(680)	$178,859
Equity-based compensation				5,002				5,002		5,002
Equity compensation and other activity *	(51)	(156)		(2,122)	4,634			2,512		2,512
Cash dividends declared						(44,306)		(44,306)		(44,306)
Capital distribution to noncontrolling interests									(1,539)	(1,539)
Net income attributable to NTELOS Holdings Corp.						(23,715)		(23,715)		(23,715)
Amortization of unrealized loss from defined benefit plans, net of $254 of deferred income taxes							399	399		399
Recognized loss from defined benefit plans, net of $7,764 of deferred income taxes							(12,198)	(12,198)		(12,198)
Comprehensive income attributable to noncontrolling interests									1,769	1,769
Spin-off of Lumos Networks				(110,666)		41,793	13,224	(55,649)		(55,649)

Balance, December 31, 2011	21,195	108	$212	$65,591	$(8,228)	$3,982	$(9,973)	$51,584	$(450)	$51,134

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,195	108	$212	$65,591	$(8,228)	$3,982	$(9,973)	$51,584	$(450)	$51,134
Equity-based compensation				5,003				5,003		5,003
Equity compensation and other activity *	67	(107)		(7,744)	8,225			481		481
Cash dividends declared				(13,255)		(22,369)		(35,624)		(35,624)
Capital distribution to noncontrolling interests								—	(1,481)	(1,481)
Net income attributable to NTELOS Holdings Corp.						18,387		18,387		18,387
Unrecognized gain from defined benefit plans, net of $1,756 of deferred taxes							2,758	2,758		2,758
Amortization of unrealized loss from defined benefit plans, net of $335 of deferred income taxes							526	526		526
Comprehensive income attributable to noncontrolling interests								—	1,941	1,941
Spin-off of Lumos Networks				1,410				1,410		1,410

Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity, including an adjustment between treasury stock and additional paid in capital for previously issued treasury shares.

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.

Notes to Consolidated Financial Statements

Note 1.	Description of Business

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance.” See Note 14 for additional information regarding this arrangement. The Company does not have any independent operations.

Holdings Corp. was formed in January 2005 for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its stockholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. By May 2005, the Company had acquired all of NTELOS Inc.’s common shares, warrants and vested options. During the first quarter of 2006, Holdings Corp. completed an initial public offering of its common stock. Quadrangle Capital Partners LLP and certain of its affiliates (“Quadrangle”), a founding member of Holdings Corp., owns approximately 27% of the Company’s common shares as of December 31, 2012.

On October 31, 2011, the Company completed the spin-off of Lumos Networks Corp. (“Lumos Networks”), which constituted the Company’s competitive wireline and rural local exchange carrier operations as reported in the Company’s consolidated financial statements in prior periods. The results of operations and cash flows from the Company’s former wireline business are presented as discontinued operations for all periods presented. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding the Company’s discontinued operations.

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

The results for discontinued operations were as follows:

	Year Ended December 31,
(In thousands)	2011(1)	2010
Operating revenues	$166,566	$138,891

Income (loss) before income taxes	(52,522)	27,943

Income tax (benefit) expense	(7,136)	10,941

Income (loss) from discontinued operations	(45,386)	16,882

(1)	Includes results through October 31, 2011.

Income (loss) from discontinued operations in 2011 includes an $86.3 million impairment charge, which was allocated as follows: goodwill $33.4 million, franchise rights $32.0 million, property, plant and equipment $16.0 million, customer relationships $4.7 million and trademarks $0.2 million. The primary factor contributing to the impairment charge was the expectation of lower revenues in the future from other telecommunication carriers for originating and terminating interstate and intrastate long distance calls due to the Federal Communication Commission’s October 27, 2011 order, comprehensively reforming its Universal Service Fund and intercarrier compensation systems, together with carrier network grooming efforts.

Income (loss) before income taxes includes an interest expense charge related to the incremental interest allocated to discontinued operations attributable to the $283.0 million required debt pay down for both periods presented. See Note 8 for additional information.

Note 3.	Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). The results of operations and operating cash flows from the former wireline business are presented as discontinued operations for the years ended December 31, 2011 and 2010. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding the Business Separation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and those limited liability corporations where the Company or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made in the 2011 and 2010 consolidated financial statements and notes to conform to the 2012 presentation.

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

The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company-operated retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale, based on the fact that the handsets are generally sold well below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third-party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.

The Company recognizes revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, it is able to determine the amount and when the collection of such amount is considered probable.

Allowance for Doubtful Accounts

The Company sells its PCS services to individuals and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations.

Changes in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 are summarized in the table below:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of year	$15,666	$14,134	$16,875
Charged to operating expenses (1)	9,453	10,433	8,703
Deductions (2)	(20,308)	(8,901)	(11,444)

Balance at end of year	$4,811	$15,666	$14,134

(1)	Reflects provision for doubtful accounts, recorded in customer operations expense.
(2)	Reflects uncollectible accounts written off against the allowance, net of recoveries and credits issued to customers.

Inventories and Supplies

The Company’s inventories and supplies consist primarily of items held for resale such as handsets and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The application of this ASU did not have a material effect on the Company’s consolidated financial statements and disclosure for the year ended December 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which was subsequently revised in December 2011. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in GAAP to present other comprehensive income in the statement of changes in equity. The Company applied the requirements of this ASU to its accompanying consolidated financial statements, which resulted in reporting the components of comprehensive income in the Consolidated Statements of Comprehensive Income, rather than the Consolidated Statements of Changes in Stockholders’ Equity, as previously reported.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The application of this ASU did not have a material effect on the Company’s annual goodwill impairment test performed for year ended December 31, 2012.

In September 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will apply the requirements of this ASU to its impairment testing beginning with the fiscal year beginning January 1, 2013 and does not expect application of this ASU will have a material effect on its consolidated financial statements.

Note 4.	Supplemental Financial Information

Cash

The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds substantially all of the Company’s cash at December 31, 2012 has a rating of A and A1 on long term deposits by Standard & Poor’s and Moody’s, respectively. The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at December 31, 2012 and 2011 was $9.7 million and $18.7 million, respectively. The remaining $66.5 million and $41.3 million of cash at December 31, 2012 and 2011, respectively, was held in non-interest bearing deposit accounts, which were fully insured by the FDIC as of December 31, 2012. As of January 1, 2013, new legislation went into effect and the FDIC only insures bank balances up to $250,000. Total interest income related to cash was less than $0.1 million for the years ended December 31, 2012 and 2011 and $0.2 million for the year ended December 31, 2010.

Restricted Cash

During 2010, the Company was awarded a grant to provide wireless broadband service and infrastructure to Hagerstown, Maryland. The total cost of this project was $4.2 million, of which $3.1 million, or 74%, was funded by a grant from the federal government. The Company was required to deposit 100% of its portion of the project, $1.1 million, into a pledged account in advance of any reimbursements, which could be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements. This project was completed in September 2011. Restricted cash at December 31, 2011 was $0.2 million. The final reimbursement under the grant was received in January 2012.

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation, if any.

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

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2012 and 2011:

(In thousands)	2012	2011
Asset retirement obligations, beginning	$15,686	$14,612
Additional asset retirement obligations recorded, net	438	416
Accretion of asset retirement obligations	643	658

Asset retirement obligations, ending	$16,767	$15,686

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expense in the consolidated statements of operations). Advertising costs for the years ended December 31, 2012, 2011 and 2010 were $16.2 million, $15.2 million and $13.8 million, respectively.

Note 5.	Supplemental Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash payments for:
Interest (net of amounts capitalized)	$19,870	$34,561	$36,033
Income taxes	1,761	2,036	15,826
Cash received from income tax refunds	56	11,064	3,089
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	6,127	4,460	3,824
Borrowings under capital leases	638	752	602
Dividends declared not paid	—	8,902	11,749

The amount of interest capitalized was $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.

Note 6.	Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	December 31, 2012	December 31, 2011
Land and buildings	$33,556	$32,119
Network plant and equipment	475,090	423,171
Furniture, fixtures and other equipment	102,862	94,021

	611,508	549,311
Under construction	6,565	7,950

	618,073	557,261
Less: accumulated depreciation	314,970	268,893

Property, plant and equipment, net	$303,103	$288,368

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

The Company formally evaluates the appropriateness of estimated useful lives on at least an annual basis. Consideration is given to the trends in technological evolution and the telecommunications industry, the Company’s maintenance practices and the functional condition of long-lived assets in relation to the remaining estimated useful life of the asset. When necessary, adjustments are made to the applicable useful life of an asset class or depreciation is accelerated for assets that have been identified for retirement prior to the expiration of the original useful life. In December 2012, the Company decided to replace all remaining legacy Single-Carrier Radio Transmission Technology (“1xRTT”) base stations with new base stations that support Evolution Data Optimized Revision A (“EV-DO”) technology and implement other network enhancements, resulting in an adjustment to the applicable useful life for these assets. The incremental depreciation expense recognized in the fourth quarter of 2012 was approximately $1.1 million. In addition, the Company expects to recognize approximately $7.5 million in accelerated depreciation in 2013.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment exists as of December 31, 2012.

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

The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a multiple-based market analysis which allocates enterprise value to the reporting units. Based on the results of the Company’s testing on October 1, 2012, none of the reporting units included in continuing operations with goodwill were at risk of failing step one of the goodwill impairment testing as the fair value of each reporting unit substantially exceeded its carrying value. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of its goodwill since October 1, 2012.

The radio spectrum licenses relate primarily to PCS licenses in service in the markets the Company serves. The Company utilized a market-based method in its impairment testing for these assets at October 1, 2012. The results of the Company’s testing indicated that the fair value of these intangible assets significantly exceeded their respective book value. Based on the Company’s evaluation of fair value of its radio spectrum licenses, no impairment existed as of October 1, 2012. The Company believes there have been no events or circumstances to cause management to further evaluate the carrying amount of these assets since October 1, 2012.

Intangible Assets Subject to Amortization

Customer relationships and trademarks are considered amortizable intangible assets. At December 31, 2012 and 2011, customer relationships and trademarks were comprised of the following:

		December 31, 2012		December 31, 2011
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 years	$36,900	$(30,326)	$36,900	$(27,453)
Trademarks	15 years	7,000	(3,578)	7,000	(3,111)

Total		$43,900	$(33,904)	$43,900	$(30,564)

The Company amortizes its amortizable intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2010 through 2012, respectively. Amortization expense was $3.3 million for the year ended December 31, 2012 and $4.0 million for each of the years ended December 31, 2011 and 2010.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2013	$2,545	$467	$3,012
2014	2,545	467	3,012
2015	1,484	467	1,951
2016	—	467	467
2017	—	467	467
Thereafter	—	1,087	1,087

	$6,574	$3,422	$9,996

Note 8.	Long-Term Debt

As of December 31, 2012 and 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Senior secured term loans, net of unamortized debt discount	$492,984	$457,294
Capital lease obligations	1,095	1,115

	494,079	458,409
Less: current portion of long-term debt	5,429	4,412

Long-term debt	$488,650	$453,997

Long-Term Debt, Excluding Capital Lease Obligations

On November 9, 2012, the Company entered into an Amended and Restated Credit Agreement to its Credit Agreement dated as of August 7, 2009 (the “Original Credit Agreement”), which amended and restated the Original Credit Agreement in its entirety (the “Amended and Restated Credit Agreement”). Borrowings under the Amended and Restated Credit Agreement were used by the Company to refinance amounts outstanding under the Original Credit Agreement and to pay closing costs and other expenses, with the remaining proceeds of $30.2 million available for working capital and other corporate purposes. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $498.8 million as of December 31, 2012.

The Amended and Restated Credit Agreement provides for (1) a new term loan A in the aggregate amount of $150.0 million (the “Term Loan A”); and (2) a new term loan B in the aggregate amount of $350.0 million (the “Term Loan B” and, together with the Term Loan A, the “Term Loans”). The Term Loan A matures in August 2015, with quarterly payments of approximately $0.4 million beginning December 31, 2012 and continuing through June 30, 2015, and the remainder due on August 7, 2015. The Term Loan B matures in November 2019, with quarterly payments of approximately $0.9 million beginning December 31, 2012 and continuing through September 30, 2019, and the remainder due on November 9, 2019.

The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2012, there were no commitments associated with the Incremental Commitments.

The Amended and Restated Credit Agreement provided that the Term Loan A be issued at a 1.0% discount ($1.5 million) and bear interest at a rate equal to either 3.5% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.5% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B be issued at a 1.0% discount ($3.5 million) and bear interest at a rate equal to either 4.75% above the Eurodollar Rate or 3.75% above the Base Rate. The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.0% per annum and the Base Rate shall never be less than 2.0% per annum.

All loans outstanding under the Amended and Restated Credit Agreement are secured by a first priority pledge of substantially all property and assets of NTELOS Inc. and all material subsidiaries, as guarantors. The Term Loan A provides for a maximum Leverage Ratio of 5.00:1.00. A breach by NTELOS Inc. of the maximum Leverage Ratio will not constitute an Event of Default with respect to the Term Loan B until the earlier of (x) 180 days after delivery by NTELOS Inc. of a compliance certificate showing such breach unless (A) such default has been waived by the lenders holding the Term Loan A or otherwise ceases to exist or (B) the Term Loan A has been repaid in full and (y) the date the lenders holding the Term Loan A accelerate the maturity of the Term Loan A as a result of such breach. The Amended and Restated Credit Agreement also contains customary affirmative and negative covenants which, among other things, restrict the ability of NTELOS Inc. and its guarantors to incur additional debt, grant liens, make investments, sell assets and make Restricted Payments (as defined in the Amended and Restated Credit Agreement, which include paying dividends).

The Amended and Restated Credit Agreement has a Restricted Payments basket, initially set at $50.0 million, which can be used to make Restricted Payments, including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payment basket will be increased by $6.5 million per quarter commencing with the quarter commencing January 1, 2013 and will be decreased by any actual Restricted Payments made after the date of the Amended and Restated Credit Agreement and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement.

In addition, on a quarterly basis commencing with the fiscal quarter ending December 31, 2012, the Restricted Payment basket will be increased by the positive amount, if any, of 50% (or, if the Leverage Ratio as of the most recently ended twelve month period, was less than 2.75:1:00, 75%) of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), for the most recently ended fiscal quarter in excess of $10.0 million. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than to 4.25:1.00. In addition, this Restricted Payments basket is increased by the amount of any mandatory prepayments on the Term Loans to the extent the lenders decline to receive such prepayment. There was no additional Excess Cash Flow for the quarter ended December 31, 2012. The balance of the Restricted Payments basket as of December 31, 2012 was $50.0 million.

Under the Amended and Restated Credit Agreement, mandatory debt prepayments of 50% of Excess Cash Flow for the most recently ended fiscal year (beginning with the fiscal year ending December 31, 2013) must be made by the 90th day of the following year, if the Leverage Ratio is above 4.50:1.00. Mandatory debt prepayments of 25% of Excess Cash Flow for a fiscal year must be made by the 90th day of the following year, if the Leverage Ratio is equal to or less than 4.50:1.00 but above 3.75:1.00. If NTELOS Inc.’s Leverage Ratio is equal to or less than 3.75:1.00 for a fiscal year, NTELOS Inc. is not required to make an Excess Cash Flow mandatory debt prepayment for that fiscal year. At December 31, 2012, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 3.75:1.00.

In connection with the Amended and Restated Credit Agreement and other financing activities, the Company incurred approximately $7.5 million in creditor and third-party fees, of which $7.0 million was deferred and is being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the year ended December 31, 2012 was $0.3 million. Amortization of these costs, combined with those previously deferred under the Original Credit Agreement, as amended, totaled $2.3 million and $2.4 million for the years ended December 31, 2012 and 2011, respectively. The Company also deferred $5.0 million in debt discounts related to the Term Loans noted above, which are being accreted to the Term Loans using the effective interest method over the life of the debt and are reflected in interest expense in the consolidated statements of operations. Accretion of these discounts for the year ended December 31, 2012 was $0.2 million. Accretion of these discounts, combined with those previously accreted under the Original Credit Agreement, as amended, totaled $0.9 million for the year ended December 31, 2012 and $1.0 million for the year ended December 31, 2011. Additionally, the Company wrote off a proportionate amount of the unamortized deferred fees and discount from the Original Credit Agreement, as amended, totaling $5.0 million of deferred issuance costs and $1.8 million of debt discount for the year ended December 31, 2012, which are reflected in other expense, net in the consolidated statements of operations.

The aggregate maturities of long-term debt outstanding at December 31, 2012, excluding capital lease obligations, based on the contractual terms of the instruments are as follows:

(In thousands)	Term Loan A	Term Loan B	Total
2013	$1,500	$3,500	$5,000
2014	1,500	3,500	5,000
2015	146,625	3,500	150,125
2016	—	3,500	3,500
2017	—	3,500	3,500
Thereafter	—	331,625	331,625

Total	$149,625	$349,125	$498,750

The Company’s blended average interest rate on its long-term debt was approximately 4.9% and 4.8% for the years ended December 31, 2012 and 2011, respectively.

Capital Lease Obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At December 31, 2012, the carrying value and accumulated depreciation of these assets was $1.4 million and $1.2 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.1 million. As of December 31, 2012, the principal portion of these capital lease obligations is due as follows: $0.4 million in 2013, $0.3 million in 2014, $0.2 million in 2015, $0.1 million in 2016 and $0.1 million in 2017.

Note 9.	Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost, which approximates fair value because of the short-term nature of these instruments. The fair values of other financial instruments are determined using observable market prices or using a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market conditions. The following is a summary by balance sheet category:

Long-Term Investments

At December 31, 2012 and 2011, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million and $1.4 million, respectively. This investment is primarily related to patronage distributions of restricted equity and was a required investment related to the portion of the Term Loans held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value.

Interest Rate Derivatives

In accordance with the requirement of the Original Credit Agreement, the Company purchased an interest rate cap for $0.4 million with a notional amount of $320.0 million in the fourth quarter of 2010. The interest rate cap reduced the Company’s exposure to changes in the three-month U.S. Dollar LIBOR by capping the rate at 3.0%. The interest rate cap agreement expired in August 2012 and therefore had no value at December 31, 2012. The value of the interest rate cap as of December 31, 2011 was immaterial. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement was recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded an immaterial loss on the interest rate cap for the years ended December 31, 2012 and 2011 due to a decline in its value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2012 and 2011.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
December 31, 2012
Nonderivatives:
Financial assets:
Cash	$76,197		$76,197	$76,197
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Term Loans	498,750		492,984	481,418
Capital lease obligations	1,095		1,095	1,095

December 31, 2011
Nonderivatives:
Financial assets:
Cash	$59,950		$59,950	$59,950
Long-term investments for which it is not practicable to estimate fair value	N/A		1,403	N/A
Financial liabilities:
Original Credit Agreement	460,838		457,294	453,925
Capital lease obligations	1,115		1,115	1,115
Derivative related to debt:
Interest rate cap asset	320,000	*	5	5

*	Notional amount

The fair values of the Term Loans under the Amended and Restated Credit Agreement, and the fair value of the prior loans under the Original Credit Agreement, were derived based on quoted trading prices at December 31, 2012 and December 31, 2011, respectively. The fair value of the derivative instrument was based on a quoted market price at December 31, 2011. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 10.	Stockholders’ Equity

On February 25, 2013, the Company’s board of directors declared a quarterly cash dividend on its common stock in the amount of $0.42 per share to be paid on April 12, 2013 to stockholders of record on March 14, 2013.

On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during fiscal years 2010 through 2012 under the authorization. Additionally, during the fiscal years 2012 and 2011, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	2012	2011	2010
Numerator:
Net income (loss) applicable to common shares for earnings per share computation	$18,387	$(23,715)	$44,808

Denominator:
Total shares outstanding	21,261	21,087	20,982
Less: unvested shares	(332)	(252)	(281)
Less: effect of calculating weighted average shares	(40)	(56)	(40)

Denominator for basic earnings per common share – weighted average shares outstanding	20,889	20,779	20,661
Plus: weighted average unvested shares	322	454	162
Plus: common stock equivalents of stock options	126	43	24

Denominator for diluted earnings per common share – weighted average shares outstanding	21,337	21,276	20,847

For the years ended December 31, 2012, 2011 and 2010, the denominator for diluted earnings per common share excludes approximately 1.8 million shares, 0.8 million shares and 0.2 million shares, respectively, related to stock options that were antidilutive for the respective periods presented.

Note 11.	Stock Plans

The Company has employee equity incentive plans (referred to as the “Employee Equity Incentive Plans”) administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the Employee Equity Incentive Plans is 4,025,000. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock originally available for grant under the Non-Employee Director Equity Plan is 200,000. The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plans are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

During the year ended December 31, 2012, the Company issued 796,337 stock options under the Employee Equity Incentive Plans and 32,434 stock options under the Non-Employee Director Equity Plan. During the year ended December 31, 2011, the Company issued 804,823 stock options under the Employee Equity Incentive Plans and 30,278 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans generally vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Additionally, during the year ended December 31, 2012, the Company issued 117,073 shares of restricted stock under the Employee Equity Incentive Plans and 10,729 shares of restricted stock under the Non-Employee Director Equity Plan. During the year ended December 31, 2011, the Company issued 200,502 shares of restricted stock under the Employee Equity Incentive Plans and 14,009 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.

Stock options must be granted under the Equity Incentive Plans at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Stock options and other awards under the Equity Incentive Plans may be exercised in compliance with such requirements as determined by a committee of the board of directors.

Effective in 2010, upon the exercise of stock options or upon the grant of restricted stock under the Equity Incentive Plans, shares have been and are expected to continue to be issued from the treasury stock balance, if any. If no treasury shares are available for issuance, new common shares are expected to be issued.

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid in capital on the consolidated balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of each common stock option award granted in 2012, 2011 and 2010 was estimated on the respective grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company uses its post-February 2006 initial public offering volatility to estimate volatility assumptions for each year. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience. The expected dividend yield is estimated based on the Company’s historical and expected dividend yields at the date of the grant.

	2012	2011	2010
Risk-free interest rate	1.0% to 1.7%	1.4% to 3.1%	2.0% to 3.5%
Expected volatility	37.9% to 39.4%	37.9% to 39.5%	39.7% to 42.1%
Weighted-average expected volatility	38.5%	38.7%	41.4%
Expected dividend yield	7.2% to 11.6%	5.8% to 7.9%	6.0% to 6.9%
Weighted-average expected dividend yield	7.7%	5.9%	6.4%
Expected term	7 years	7 years	7 years

Total equity-based compensation expense related to all of the Company’s share-based equity awards for the years ended December 31, 2012, 2011 and 2010 and the Company’s 401(k) matching contributions was allocated as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cost of sales and services	$1,199	$799	$790
Customer operations	1,072	1,067	1,023
Corporate operations	3,758	4,206	3,457

Equity-based compensation expense	$6,029	$6,072	$5,270

Future charges for equity-based compensation related to instruments outstanding at December 31, 2012 for the years 2013 through 2016 are estimated to be $3.3 million, $2.1 million, $0.9 million and $0.3 million, respectively.

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

The summary of the activity and status of the Company’s stock option awards for the year ended December 31, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,068	$22.80
Granted during the period	796	22.05
Exercised during the period	(1)	14.57
Forfeited during the period	(37)	22.72

Stock options outstanding at December 31, 2012	1,826	$22.47	7.9 years	$45

Exercisable at December 31, 2012	619	$22.77	6.3 years	$45

Total expected to vest at December 31, 2012	1,086	$22.32

The weighted average grant date fair value per share of stock options granted during fiscal years 2012, 2011 and 2010 was $3.32, $4.90 and $3.88, respectively. The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was less than $0.1 million, $0.2 million and $0.5 million, respectively. The total fair value of options that vested during fiscal years 2012, 2011 and 2010 was $1.2 million, $1.7 million and $2.1 million, respectively. As of December 31, 2012, there was approximately $3.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2012 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2012	252	$22.65
Granted during the period	127	21.84
Vested during the period	(87)	22.41
Forfeited during the period	(8)	21.99

Restricted stock awards outstanding at December 31, 2012	284	$22.38

As of December 31, 2012, there was $3.2 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares purchased under this plan have been issued from the treasury stock balance. If treasury shares are not available, new common shares have been issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During fiscal years 2012, 2011 and 2010, 4,601 shares, 5,968 shares and 3,577 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for fiscal years 2012, 2011 and 2010 was immaterial.

Note 12.	Income Taxes

The components of income tax expense from continuing operations are as follows for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Current tax expense (benefit):
Federal	$(3,390)	$—	$(1,409)
State	(81)	1,038	(83)

	(3,471)	1,038	(1,492)

Deferred tax expense:
Federal	14,271	13,410	18,292
State	1,876	1,915	3,451

	16,147	15,325	21,743

	$12,676	$16,363	$20,251

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Computed tax expense at statutory federal rate of 35%	$11,551	$13,931	$17,358
Nondeductible compensation	206	311	530
Noncontrolling interests	(679)	(619)	(496)
State income taxes, net of federal income tax benefit	1,167	1,919	2,189
Other	431	821	670

	$12,676	$16,363	$20,251

Income tax expense (benefit) allocated to other items was as follows:

(In thousands)	2011	2010
Discontinued operations	$(7,136)	$10,941

During 2012, 2011 and 2010, the Company recognized a tax benefit of approximately $0.1 million, $0.3 million, and $0.2 million, respectively, in stockholders’ equity associated with the excess tax benefit realized by the Company for stock compensation plans. During 2012, 2011 and 2010, the Company recognized a tax benefit of $2.1 million, $7.5 million and $1.5 million, respectively, in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities in accordance with FASB ASC 715.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Deferred income tax assets
Retirement benefits other than pension	$802	$141
Pension and related plans	5,853	8,947
Net operating loss	58,931	54,179
Debt issuance and discount	1,521	1,805
Accrued expenses	3,623	4,067
Other	1,002	815

	71,732	69,954

Deferred income tax liabilities
Property and equipment	70,081	58,853
Intangible assets	2,498	3,488
Licenses	30,087	21,670

	102,666	84,011

	$(30,934)	$(14,057)

The Company has certain prior year unused net operating losses (“NOLs”), including certain built-in losses totaling $154.1 million as of December 31, 2012 that are subject to limitations imposed by the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, the Company expects that $130.4 million of these prior year NOLs will be available to the Company as follows: $26.8 million in 2013 (with the $18.0 million anticipated carryover from 2011 and 2012), $8.9 million per year in 2014 through 2024, $4.9 million in 2025 and $0.8 million in 2026. The Company also has a prior year NOL of approximately $9.6 million that is not subject to the IRC 382 Limit, which has been carried back to a prior taxable year. In addition, the Company realized a net operating loss of approximately $20.6 million in 2012 primarily as a result of bonus depreciation under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2011” and the write off of certain deferred financing costs. The Company believes that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. A reconciliation of the change in the UTB balance for the year ended December 31, 2011 is as follows

(In thousands)	2011
Balance at beginning of the year	$500
Additions for tax positions related to the current year	—
Increases (reductions) for tax positions related to prior years	(26)
Decreases for discontinued operations	(474)

$—

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

Note 13.	Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2012 and 2011, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations, beginning of period	$33,705	$75,493	$1,647	$13,115
Service cost	1,838	2,790	41	89
Interest cost	1,489	3,637	73	600
Curtailment	(7,459)	—	—	—
Actuarial loss	3,739	14,422	295	412
Benefits paid, net	(375)	(2,456)	(11)	(412)
Benefit obligations transferred	(761)	(60,181)	—	(12,157)

Benefit obligations, end of period	$32,176	$33,705	$2,045	$1,647

Change in plan assets:
Fair value of plan assets, beginning of period	$15,343	$59,171	$—	$—
Actual return on plan assets	2,329	209	—	—
Employer contributions	3,999	4,000	11	412
Benefits paid	(386)	(2,506)	(11)	(412)
Plan assets transferred	(448)	(45,531)	—	—

Fair value of plan assets, end of period	$20,837	$15,343	$—	$—

Funded status:
Total liability at December 31,	$(11,339)	$(18,362)	$(2,045)	$(1,647)

In connection with the Business Separation, the Company transferred assets of $45.5 million and benefit obligations of $60.2 million related to Lumos Networks employees into a new defined benefit pension plan adopted by Lumos Networks. In addition, the transfer of the benefit obligation triggered the transfer of $19.7 million ($12.0 million, net of tax) of unrealized actuarial loss classified in other comprehensive income. Also related to the Business Separation, the Company transferred benefit obligations associated with other postretirement benefit plans of $12.2 million related to Lumos Networks employees into a new other postretirement benefit plan adopted by Lumos Networks. The transfer of this benefit obligation resulted in a transfer of $1.0 million ($0.6 million, net of tax) of the related unrealized actuarial loss classified in other comprehensive income.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2012 and 2011 was $32.2 million and $27.3 million, respectively (reflecting the effects of the Business Separation). The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above for 2011 is the projected benefit obligation, which represents the present value of pension benefits taking into account projected future service and salary increases. As of December 31, 2012, the Company froze future benefit accruals, resulting in a $7.5 million reduction in the Company’s projected benefit obligations due to the curtailment, which was offset by increased service cost, interest cost and deferred actuarial losses. Accordingly, the accumulated benefit obligation is equal to the projected benefit obligation as of December 31, 2012. The Company has classified the projected amount to be paid in 2013 of $0.6 million related to the other postretirement benefit plans and the nonqualified pension plans (discussed below) in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheet at December 31, 2012.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2012, 2011 and 2010:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$1,838	$2,790	$2,813	$41	$89	$101
Interest cost	1,489	3,637	3,861	88	600	686
Recognized net actuarial loss	734	563	420	28	—	—
Expected return on plan assets	(1,293)	(4,131)	(4,388)	—	—	—

Net periodic benefit cost	$2,768	$2,859	$2,706	$157	$689	$787

Defined benefit pension plan net periodic benefit cost outlined above contained $1.3 million and $1.0 million of cost related to discontinued operations for the years ended December 31, 2011 and 2010, respectively. Additionally, other postretirement benefit plan net periodic benefit cost outlined above contained $0.6 million of cost related to discontinued operations for each of the years ended December 31, 2011 and 2010, respectively.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Unrecognized actuarial losses in 2012 were $2.7 million and $0.2 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2012 related to these respective plans was $4.4 million, net of a $2.8 million deferred tax asset, and $0.4 million, net of a $0.3 million deferred tax asset.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2012 and 2011 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2012	2011	2012	2011
Discount rate	4.15%	4.45%	4.15%	4.45%
Rate of compensation increase	—	3.00%	—	—

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.45%	5.50%	5.95%	4.45%	5.50%	5.95%
Expected return on plan assets	7.75%	7.75%	8.50%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—

The Company reviews the assumptions noted in the above table annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations. In doing so, the Company utilizes a Citigroup Pension Discount Curve applied against the Company’s estimated defined benefit payments to derive a blended rate. The Citigroup Pension Discount Curve is derived from over 350 Aa rated corporate bonds. The Company also compares this to a Moody’s ten-year Aa rated bond index for reasonableness.

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 for the obligation as of December 31, 2012. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be less than a $0.1 million increase and a $0.4 million increase, respectively, for a 1% increase in medical trend rate and less than a $0.1 million decrease and a $0.3 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third-party pension plan administrator, including its review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2012 as well as considered input from its third-party pension plan asset managers.

The weighted average actual asset allocations by asset category as of December 31, 2012 and the fair value by asset category as of December 31, 2012 and 2011 were as follows:

	Actual Allocation as	Fair Value as of December 31,
Asset Category (dollars in thousands)	of December 31, 2012	2012	2011
Large Cap Value	32%	$6,627	$5,146
Large Cap Blend	16%	3,301	2,570
Mid Cap Blend	6%	1,271	971
Small Cap Blend	4%	862	646
Foreign Stock – Large Cap	7%	1,493	1,037
Bond	32%	6,638	4,531
Cash and cash equivalents	3%	645	442

Total	100%	$20,837	$15,343

The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	65%	70%
Bond securities and cash equivalents	35%	30%

Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2012 and 2011. The maximum holdings of any one asset within these funds is under 3% of this fund and thus is well under 1% of the total portfolio. At December 31, 2012, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

The assumed long-term return noted above is the target long-term return. Overall return, risk adjusted return, and management fees are assessed against a peer group and benchmark indices. There are minimum performance standards that must be attained within the investment portfolio. Reporting on asset performance is provided quarterly and review meetings are held semi-annually. In addition to normal rebalancing to maintain an adequate cash reserve, projected cash flow needs of the plan are reviewed at least annually to ensure liquidity is properly managed.

The Company expects to contribute $0.1 million to the pension plan in 2013. The Company expects the net periodic benefit cost for the defined benefit pension plan and the other postretirement benefit plans in 2013 to be $0.1 million ($0.3 million of which represents amortization of actuarial losses) and $0.2 million, respectively.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2013	$508	$49
2014	554	55
2015	591	55
2016	627	54
2017	676	59
2018 – 2022	4,637	313

Other Benefit Plans

The Company also sponsors a supplemental executive retirement plan. This nonqualified plan, which has no plan assets, was closed to new participants in 2003. The projected benefit obligation of this nonqualified plan was $8.1 million and $8.0 million at December 31, 2012 and 2011, respectively. The total expense recognized related to this plan was $0.4 million for the year ended December 31, 2012 and $0.7 million for each of the years ended December 31, 2011 and 2010.

In connection with the Business Separation, the Company transferred benefit obligations of $2.5 million related to Lumos Networks employees into a new supplemental executive retirement plan. In addition, the transfer of the benefit obligation triggered the transfer of a gross unrealized loss of $1.0 million in 2011.

The Company recognized $0.1 million of expense from previously unrecognized loss related to the supplemental executive retirement plan for each of the years ended December 31, 2012, 2011 and 2010. Unrecognized actuarial loss was $0.3 million and $1.1 million in 2012 and 2011, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2012 and 2011 related to this plan was $2.1 million, net of a $1.3 million deferred tax asset, and $2.0 million, net of a $1.3 million deferred tax asset, respectively. The total expense to be recognized in 2013 for the nonqualified pension plan is approximately $0.4 million and the estimated payments are expected to be approximately $0.5 million.

Estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated: $0.5 million annually for each of the years 2013 through 2017 and $2.5 million in aggregate for the years 2018 through 2022.

The Company also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s matching contributions to this plan were $1.1 million for the year ended December 31, 2012, $1.1 million for the year ended December 31, 2011 and $1.0 million for the year ended December 31, 2010. The Company’s policy is to make matching contributions in shares of the Company’s common stock. All of the matching contributions for 2012, 2011 and 2010 represented equity contributions.

Note 14.	Strategic Network Alliance

The Company provides wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the Strategic Network Alliance with Sprint in which the Company is the exclusive PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint Code Division Multiple Access (“CDMA”) wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised.

The Company generated 35.8%, 32.4% and 27.2% of its revenue from the Strategic Network Alliance for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues under the Strategic Network Alliance are the greater of $9.0 million per month or the revenues derived based on third generation of mobile telephony standards (“3G”) and EV-DO voice and data usage by Sprint on the Company’s network.

Note 15.	Commitments and Contingencies

Commitments

The Company has various contractual obligations such as purchase commitments and other executory contracts, which may affect its financial condition, but are not recognized as liabilities in its consolidated financial statements. The Company is contractually committed to acquire handsets, network equipment and make certain minimum lease payments for the use of property under operating lease agreements for administrative office space, retail space, tower space and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of one to thirty years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term.

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

Rent expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 was $33.2 million, $32.2 million and $30.6 million, respectively. The following table summarizes the Company’s contractual commitments for future minimum lease payments under non-cancelable operating leases, and commercial commitments for network capital expenditures, handset equipment and other materials to support its operations, at December 31, 2012:

	Operating	Other
(In thousands)	Leases	Commitments	Total
2013	$34,900	$66,900	$101,800
2014	34,400	24,400	58,800
2015	34,300	6,400	40,700
2016	33,800	—	33,800
2017	33,300	—	33,300
Thereafter	135,700	—	135,700

	$306,400	$97,700	$404,100

Reserve for Contingencies

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

Under the Strategic Network Alliance agreement with Sprint, there are automatic rate resets in the agreement. In the event either party believes any rate resets to be inconsistent with the terms of the Strategic Network Alliance agreement, that party may dispute such resets in accordance with the procedures set forth in the agreement. The Company has disputed Sprint’s data rate resets beginning with the fourth quarter of 2011, which continues to be reviewed and remains unresolved. The final outcome of this unresolved data rate reset dispute is unknown at this time.

The Company estimates a reasonably possible outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 to be approximately $9.0 million in Sprint’s favor. Under the Company’s view of the agreement, the Company also believes it is reasonably possible that the outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 is approximately $13.0 million in the Company’s favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase.

During the year ended December 31, 2012, Sprint also provided notice to the Company involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues unrelated to the current data rate reset dispute. The Company strongly believes that Sprint’s claims are without merit.

Although the Company believes that it has substantial legal and factual bases related to its position in connection with the disputes and intends to vigorously pursue its claims in the context of its relationship with Sprint, there can be no assurance that the Company will prevail. Accordingly, the Company has established an accrual of approximately $10.0 million relating to such disputes. It is likely that the Company will increase the amount of such accrual in subsequent quarters until such disputes are ultimately resolved. In addition, if one or more such disputes were adversely determined against the Company, it could result in payments by the Company to Sprint.

Other Matters

The Company periodically disputes network access charges it is assessed by other companies with which the Company interconnects, and is involved in other disputes, claims, either asserted or unasserted, and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management believes that adequate provision for any probable and reasonably estimable losses has been made in the Company’s consolidated financial statements.

QUARTERLY FINANCIAL SUMMARY

(Unaudited)

	Fiscal Year 2012
	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$110,540	$111,585	$114,466	$117,398
Operating Income	18,851	16,573	13,719	13,999

Income from Continuing Operations (1)	7,981	6,487	5,096	764
Net Income Attributable to NTELOS Holdings Corp. (1)	7,852	5,606	4,608	321

Earnings per Share Attributable to NTELOS Holdings Corp. (2)
Basic	$0.38	$0.27	$0.22	$0.02
Diluted	0.37	0.26	0.22	0.02

	Fiscal Year 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$104,881	$104,348	$107,404	$105,996
Operating Income	18,139	17,251	17,434	13,430
Income from Continuing Operations	5,487	6,298	6,933	4,722

Net Income (Loss) Attributable to NTELOS Holdings Corp. (3)(4)	10,789	12,768	13,265	(60,537)

Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (2)(5)(6)
Basic	$0.52	$0.61	$0.64	$(2.91)
Diluted	0.52	0.61	0.64	(2.86)

(1)

Results for the fourth quarter of fiscal year 2012 included write-offs of $6,817 of unamortized deferred issuance costs and debt discount associated with our prior senior secured credit facility in connection with entering into the Amended and Restated Credit Agreement.

(2)	Earnings per share does not equal the total for the year due to the effects of rounding.
(3)

Results for the first quarter, second quarter and third quarter of fiscal year 2011 included discontinued operations, net of $5,712, $6,901 and $6,813, respectively, associated with the Business Separation.

(4)

Results for the fourth quarter of fiscal year 2011 included discontinued operations, net through October 31, 2011 of $(64,812) associated with the Business Separation, including an $86.3 million impairment charge.

(5)

Earnings per share, Basic and Diluted, for the first quarter, second quarter and third quarter of fiscal year 2011 included discontinued operations of $0.28, $0.33 and $0.33, respectively, associated with the Business Separation.

(6)	Loss per share for the fourth quarter of fiscal year 2011 included discontinued operations of $(3.12) Basic and $(3.06) Diluted, respectively, associated with the Business Separation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s report on internal control over financial reporting is included below.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NTELOS Holdings Corp.:

We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 28, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2013 to be filed with the Commission pursuant to Regulation 14A.

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

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed in Item 8 hereof.

(3)	Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1(1)	Separation and Distribution Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

3.1(2)	Amended and Restated Certificate of Incorporation of Holdings.

3.2(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Holdings.

3.3(3)	Amended and Restated By-laws of Holdings.

4.1(3)	Amended and Restated Shareholders Agreement by and among Holdings and the stockholders listed on the signature pages thereto.

10.1(3)+	Holdings Amended and Restated Equity Incentive Plan.

10.2(4)+	First Amendment to the NTELOS Holdings Corp. Amended and Restated Equity Incentive Plan.

10.3(5)+	NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.

10.4(3)+	Holdings Employee Stock Purchase Plan, as amended.

10.5(3)+	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.

10.6(3)+	Holdings Non-Employee Director Equity Plan.

10.7(6)	Credit Agreement, dated as of August 7, 2009 among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.8(7)	Amendment No. 1, dated as of April 23, 2010 to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.9(8)	Joinder Agreement, dated as of August 2, 2010, by and among NTELOS Inc. and JPMorgan Chase Bank, N.A.

10.10(9)	Amendment No. 2, dated as of August 10, 2010, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.11(9)	Amendment No. 3, dated as of August 24, 2010, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.12(10)	Amendment No. 4, dated as of March 14, 2011, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.13(20)	Amended and Restated Credit Agreement, dated as of November 9, 2012, to the Credit Agreement among NTELOS Inc., certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto.

10.14(11)	Resale Agreement, dated as of July 31, 2007, and effective as of July 1, 2007, by and among the West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc., a Kansas corporation.

10.15(12)+	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.

10.16(13)+	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.

10.17(13)+	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.

10.18(14)+	Form of Stock Option Grant Award Agreement.

10.19(15)+	Form of Restricted Stock Award Agreement.

10.20(16)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.

10.21(16)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for Conrad J. Hunter.

10.22(16)+	Form of Separation Incentive Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.

10.23(18)+	Form of Executive Stock Option Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.

10.24(18)+	Form of Executive Restricted Stock Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.

10.25(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde.

10.26(16)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.

10.27(19)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Robert L. McAvoy, Jr.

10.28(17)+	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor Jr.

10.29(19)+	Employment Agreement, dated August 17, 2011, between NTELOS Holdings Corp. and Brian J. O’Neil.

10.30(1)+	Employee Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

10.31(1)	Tax Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of the principal executive officer pursuant to Rule 13a-14(a).

31.2*	Certificate of the principal financial officer pursuant to Rule 13a-14(a).

32.1*	Certificate of the chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contracts and arrangements.
(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed May 11, 2011.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005 filed March 28, 2006.
(4)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.
(5)	Incorporated by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-51798), filed March 15, 2010.
(6)	Filed as an exhibit to Current Report on Form 8-K filed August 7, 2009.
(7)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011.
(8)	Filed as an exhibit to Current Report on Form 8-K/A filed August 5, 2010.
(9)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 5, 2010.
(10)	Filed as an exhibit to Current Report on Form 8-K filed March 15, 2011.
(11)	Filed as an exhibit to Current Report on Form 8-K filed August 2, 2007.
(12)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010.

(14)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2007.
(15)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.
(16)	Filed as an exhibit to Current Report on Form 8-K filed December 9, 2010.
(17)	Filed as an exhibit to Current Report on Form 8-K filed August 1, 2011.
(18)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2012.
(19)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 1, 2012.
(20)	Filed as an exhibit to Current Report on Form 8-K filed November 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ James A. Hyde
Name:	James A. Hyde
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Hyde James A. Hyde	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2013

/s/ Stebbins B. Chandor Jr. Stebbins B. Chandor Jr.	Executive Vice President and Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer)	February 28, 2013

/s/ John Turtora John Turtora	Vice President and Controller (principal accounting officer)	February 28, 2013

/s/ Michael Huber Michael Huber	Chairman of the Board and Director	February 28, 2013

/s/ Timothy G. Biltz Timothy G. Biltz	Director	February 28, 2013

/s/ Rodney D. Dir Rodney D. Dir	Director	February 28, 2013

/s/ Stephen C. Duggan Stephen C. Duggan	Director	February 28, 2013

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	February 28, 2013

/s/ Alfheidur H. Saemundsson Alfheidur H. Saemundsson	Director	February 28, 2013

/s/ Ellen O’Connor Vos Ellen O’Connor Vos	Director	February 28, 2013