Form 10-Q
period 2013-03-31
NTELOS HOLDINGS CORP
filed 2013-05-08
CIK 1328571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 21,463,869 shares of the registrant’s common stock outstanding as of the close of business on May 3, 2013.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$99,456	$76,197
Accounts receivable, net	43,979	51,301
Inventories and supplies	8,757	9,581
Deferred income taxes	4,616	4,297
Prepaid expenses	14,950	12,273
Other current assets	3,931	5,422

	175,689	159,071

Securities and Investments	1,499	1,499
Property, Plant and Equipment, net	300,699	303,103
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	132,033	132,033
Customer relationships and trademarks, net	9,243	9,996

	204,976	205,729

Deferred Charges and Other Assets	10,821	10,712

TOTAL ASSETS	$693,684	$680,114

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,400	$5,429
Accounts payable	18,468	23,445
Dividends payable	9,006	—
Accrued expenses and other current liabilities	43,063	34,457

	75,937	63,331

Long-Term Debt	488,046	488,650
Retirement Benefits	20,908	21,029
Deferred Income Taxes	38,944	35,231
Other Long-Term Liabilities	27,310	27,338

	575,208	572,248

Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,447 shares issued and 21,446 shares outstanding (21,262 shares issued and 21,261 shares outstanding at December 31, 2012)	212	212
Additional paid in capital	48,693	51,005
Treasury stock, at cost, 1 shares (1 shares at December 31, 2012)	(5)	(3)
Retained earnings	—	—
Accumulated other comprehensive loss	(6,623)	(6,689)

Total NTELOS Holdings Corp. Stockholders’ Equity	42,277	44,525
Noncontrolling Interests	262	10

	42,539	44,535

TOTAL LIABILITIES AND EQUITY	$693,684	$680,114

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Operating Revenues	$119,345	$110,540

Operating Expenses
Cost of sales and services	44,535	39,200
Customer operations	30,954	29,583
Corporate operations	7,904	7,999
Depreciation and amortization	18,456	14,907

	101,849	91,689

Operating Income	17,496	18,851

Other Expense
Interest expense	(7,361)	(5,428)
Other expense, net	(369)	(62)

	(7,730)	(5,490)

Income before Income Taxes	9,766	13,361

Income Taxes	3,744	5,380

Net Income	6,022	7,981

Net Income Attributable to Noncontrolling Interests	(529)	(129)

Net Income Attributable to NTELOS Holdings Corp.	$5,493	$7,852

Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.26	$0.38

Weighted average shares outstanding - basic	20,960	20,849

Diluted	$0.25	$0.37

Weighted average shares outstanding - diluted	21,550	21,152

Cash Dividends Declared per Share - Common Stock	$0.42	$0.42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net Income Attributable to NTELOS Holdings Corp.	$5,493	$7,852

Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $42 of deferred income taxes ($81 in 2012)	66	129

Comprehensive Income Attributable to NTELOS Holdings Corp.	5,559	7,981

Comprehensive Income Attributable to Noncontrolling Interests	529	129

Comprehensive Income	$6,088	$8,110

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$6,022	$7,981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,456	14,907
Deferred income taxes	3,263	5,147
Equity-based compensation	1,321	1,669
Amortization of loan origination costs and debt discount	672	717
Loss on interest rate swap derivatives	307	5
Retirement benefits and other	467	930
Changes in operating assets and liabilities
Decrease in accounts receivable	7,322	1,468
Decrease in inventories and supplies	824	436
Increase in other current assets	(1,993)	(348)
Changes in income taxes	592	269
Changes in accounts payable	(3,402)	2,624
Changes in other current liabilities	7,557	(2,626)
Retirement benefit contributions and distributions	(86)	(2,134)

Net cash provided by operating activities	41,322	31,045

Cash flows from investing activities
Purchases of property, plant and equipment	(16,913)	(13,185)
Other, net	(33)	199

Net cash used in investing activities	(16,946)	(12,986)

Cash flows from financing activities
Repayments on senior secured term loans	(1,250)	(458)
Cash dividends paid on common stock	—	(8,856)
Capital distributions to Noncontrolling Interests	(277)	(400)
Other, net	410	(187)

Net cash used in financing activities	(1,117)	(9,901)

Increase in cash	23,259	8,158
Cash, beginning of period	76,197	59,950

Cash, end of period	$99,456	$68,108

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535
Equity-based compensation				1,067				1,067		1,067
Equity compensation and other activity *	185			181	(2)			179		179
Cash dividends declared				(3,560)		(5,493)		(9,053)		(9,053)
Capital distribution to Noncontrolling Interests								—	(277)	(277)
Net income attributable to NTELOS Holdings Corp.						5,493		5,493		5,493
Amortization of unrealized loss from defined benefit plans, net of $42 of deferred income taxes							66	66		66
Comprehensive income attributable to Noncontrolling Interests								—	529	529

Balance, March 31, 2013	21,447	1	$212	$48,693	$(5)	$—	$(6,623)	$42,277	$262	$42,539

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Organization

NTELOS Holdings Corp. (the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of wireless digital communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance.” See Note 12 for additional information regarding this arrangement. The Company does not have any independent operations.

Note 2.	Significant Accounting Policies and Other Information

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

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). These financial statements should be read in conjunction with the Company’s 2012 Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The application of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2013.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The ASU is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years and requires footnote disclosures regarding significant changes in accumulated other comprehensive income by component and the line items affected in the statement of operations. The amounts reclassified out of accumulated other comprehensive income were insignificant for the three months ended March 31, 2013.

Note 3.	Supplemental Financial Information

Cash

The Company’s cash was held in a market rate savings account and non-interest bearing deposit accounts. The total held in the market rate savings account at March 31, 2013 and December 31, 2012 was $9.6 million and $9.7 million, respectively. The remaining $89.9 million and $66.5 million of cash at March 31, 2013 and December 31, 2012, respectively, was held in non-interest bearing deposit accounts, which were fully insured by the FDIC as of December 31, 2012. As of January 1, 2013, new legislation went into effect and the FDIC only insures bank balances up to $250,000. Total interest income related to cash was less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2013 and 2012 was $3.2 million and $2.1 million, respectively. The Company’s allowance for doubtful accounts was $5.4 million and $4.8 million as of March 31, 2013 and December 31, 2012, respectively.

Accrued Expenses and Other Current Liabilities

(In thousands)	March 31, 2013	December 31, 2012
Advance payments and customer deposits	$13,028	$12,085
Accrued interest	4,393	300
Accrued payroll	3,305	4,056
Accrued taxes	4,061	3,318
Other *	18,276	14,698

Total	$43,063	$34,457

*	Included in this category is an accrual of $14.1 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively, relating to disputes associated with the Strategic Network Alliance. See Note 13 for information regarding the Company’s reserve for contingencies.

Pension Benefits and Retirement Benefits Other Than Pensions

For the three months ended March 31, 2013 and 2012, the components of the Company’s net periodic benefit cost for its defined benefit pension plan were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Service cost	$—	$460
Interest cost	331	372
Recognized net actuarial loss	76	183
Expected return on plan assets	(399)	(323)

Net periodic benefit cost	$8	$692

Pension plan assets were valued at $22.3 million at March 31, 2013, which included funding contributions for the three months ended March 31, 2013 of less than $0.1 million, and $20.8 million at December 31, 2012. As of December 31, 2012, the Company froze future benefit accruals, resulting in the elimination of service cost for the three months ended March 31, 2013.

For the three months ended March 31, 2013 and 2012, the components of the Company’s net periodic benefit cost for its other postretirement benefit plans were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Service cost	$14	$3
Interest cost	21	25
Recognized net actuarial loss	4	—

Net periodic benefit cost	$39	$28

The total expense recognized for the Company’s nonqualified pension plans was $0.1 million for each of the three months ended March 31, 2013 and 2012, respectively, a portion of which related to the amortization of unrealized loss.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code (“IRC”) Section 401(k) for substantially all employees. The Company’s current policy is to make matching contributions in shares of the Company’s common stock.

Equity-Based Compensation

The Company accounts for stock-based employee compensation plans under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. Equity-based compensation expense from stock-based awards is recorded with an offsetting increase to additional paid in capital on the unaudited condensed consolidated balance sheet. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of each common stock option award granted during the three months ended March 31, 2013 and 2012 was estimated on the respective grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms.

The Company granted Performance Stock Units (“PSUs”) during the three months ended March 31, 2013. PSUs vest three years after grant date, subject to achievement of certain performance goals, and are payable in the form of common stock. The fair value of the PSU is measured at the grant date. Dividends accrue based on PSUs expected to vest and are payable upon vesting.

Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three months ended March 31, 2013 and 2012 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cost of sales and services	$141	$341
Customer operations	247	284
Corporate operations	933	1,044

Equity-based compensation expense	$1,321	$1,669

Future charges for equity-based compensation related to instruments outstanding at March 31, 2013 for the remainder of 2013 and for the years 2014 through 2017 are estimated to be $3.3 million, $3.3 million, $2.3 million, $0.5 million and $0.1 million, respectively.

Note 4.	Supplemental Cash Flow Information

The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash payments for:
Interest (net of amounts capitalized)	$2,591	$4,712
Income taxes	13	—
Cash received from income tax refunds	288	—
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	4,551	3,211
Borrowings under capital leases	—	249
Dividends declared not paid	9,053	8,901

The amount of interest capitalized was immaterial for each of the three months ended March 31, 2013 and 2012.

Note 5.	Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	March 31, 2013	December 31, 2012
Land and buildings *	50 years	$33,980	$33,556
Network plant and equipment	5 to 17 years	475,618	475,090
Furniture, fixtures and other equipment	2 to 18 years	103,202	102,862

		612,800	611,508
Under construction		14,351	6,565

		627,151	618,073
Less: accumulated depreciation		326,452	314,970

Property, plant and equipment, net		$300,699	$303,103

*	Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $17.7 million and $13.9 million, respectively, including $3.3 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized in the first quarter of 2013. The Company believes that no impairment indicators existed as of March 31, 2013 that would require it to perform impairment testing.

Note 6.	Intangible Assets

Indefinite-Lived Intangible Assets

Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that no impairment indicators existed as of March 31, 2013 that would require it to perform impairment testing.

Intangible Assets Subject to Amortization

Customer relationships and trademarks are considered amortizable intangible assets. At March 31, 2013 and December 31, 2012, customer relationships and trademarks were comprised of the following:

		March 31, 2013		December 31, 2012
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 years	$36,900	$(30,963)	$36,900	$(30,326)
Trademarks	15 years	7,000	(3,694)	7,000	(3,578)

Total		$43,900	$(34,657)	$43,900	$(33,904)

The Company amortizes its amortizable intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. Amortization expense for the three months ended March 31, 2013 and 2012 was $0.8 million and $1.0 million, respectively.

Note 7.	Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Senior secured term loans, net of unamortized debt discount	$492,462	$492,984
Capital lease obligations	984	1,095

	493,446	494,079
Less: current portion of long-term debt	5,400	5,429

Long-term debt	$488,046	$488,650

Long-Term Debt, Excluding Capital Lease Obligations

On November 9, 2012, NTELOS Inc. entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated, in its entirety, that certain Credit Agreement dated August 7, 2009 (the “Original Credit Agreement”). The Amended and Restated Credit Agreement provides for (1) a new term loan A in the aggregate amount of $150.0 million (the “Term Loan A”); and (2) a new term loan B in the aggregate amount of $350.0 million (the “Term Loan B” and, together with the Term Loan A, the “Term Loans”). The Term Loan A matures in August 2015 and the Term Loan B matures in November 2019.

The aggregate maturities of long-term debt outstanding at March 31, 2013, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan A	Term Loan B	Total
Remainder of 2013	$1,125	$2,625	$3,750
2014	1,500	3,500	5,000
2015	146,625	3,500	150,125
2016	—	3,500	3,500
2017	—	3,500	3,500
Thereafter	—	331,625	331,625

Total	$149,250	$348,250	$497,500

The Company’s blended average effective interest rate on its long-term debt was approximately 6.0% and 4.7% for the three months ended March 31, 2013 and 2012, respectively. The Term Loan A provides for a maximum Leverage Ratio of 5.00:1.00. As of March 31, 2013, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 3.68:1.00 and the Company was in compliance with its covenants.

The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). There was no Excess Cash Flow for the three months ended March 31, 2013. The balance of the Restricted Payments basket as of March 31, 2013 was $56.5 million.

Capital Lease Obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2013, the carrying value and accumulated depreciation of these assets was $2.7 million and $1.5 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.0 million. As of March 31, 2013, the principal portion of these capital lease obligations was due as follows: $0.3 million for the remainder of 2013, $0.3 million in 2014 and 2015, and $0.1 million in 2016.

Note 8.	Financial Instruments

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

Long-Term Investments

At March 31, 2013 and December 31, 2012, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the Term Loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.

Interest Rate Derivatives

In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces the Company’s exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015. Also, in accordance with the requirement of the Original Credit Agreement, the Company purchased an interest rate cap for $0.4 million with a notional amount of $320.0 million in the fourth quarter of 2010. This interest rate cap agreement, which expired in August 2012, reduced the Company’s exposure to changes in the three-month U.S. Dollar LIBOR by capping the rate at 3.0%. The Company did not designate either interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreements was recorded as a gain or loss on interest rate hedge instrument for the applicable period. The Company recorded a $0.3 million loss on the corresponding interest rate cap for the three months ended March 31, 2013, and an immaterial loss on the corresponding interest rate cap for the three months ended March 31, 2012, due to a decline in its respective value.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
March 31, 2013
Nonderivatives:
Financial assets:
Cash	$99,456		$99,456	$99,456
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Term Loans	497,500		492,462	488,545
Capital lease obligations	984		984	984
Derivative related to debt:
Interest rate cap asset	350,000	*	578	578

December 31, 2012
Nonderivatives:
Financial assets:
Cash	$76,197		$76,197	$76,197
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Original Credit Agreement	498,750		492,984	481,418
Capital lease obligations	1,095		1,095	1,095

*	Notional amount

The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at March 31, 2013 and December 31, 2012, respectively. The fair value of the derivative instrument was based on a quoted market price at March 31, 2013. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 9.	Stockholders’ Equity

On May 2, 2013, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on July 12, 2013 to stockholders of record on June 14, 2013.

The computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Numerator:
Net income applicable to common shares for earnings per share computation	$5,493	$7,852

Denominator:
Total shares outstanding	21,446	21,193
Less: unvested shares	(478)	(327)
Less: effect of calculating weighted average shares	(8)	(17)

Denominator for basic earnings per common share - weighted average shares outstanding	20,960	20,849
Plus: weighted average unvested shares	374	283
Plus: common stock equivalents of stock options	216	20

Denominator for diluted earnings per common share - weighted average shares outstanding	21,550	21,152

For the three months ended March 31, 2013 and 2012, the denominator for diluted earnings per common share excludes approximately 2.6 million shares and 1.4 million shares, respectively, related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the PSUs is excluded from diluted earnings per share until the performance criteria are satisfied.

Note 10.	Stock Plans

The Company has employee equity incentive plans (referred to as the “Employee Equity Incentive Plans”) administered by the Compensation Committee of the Company’s board of directors (the “Committee”), which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plans are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.

During the three months ended March 31, 2013, the Company issued 751,089 stock options under the Employee Equity Incentive Plans and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Additionally, during the three months ended March 31, 2013, the Company issued 146,277 shares of restricted stock under the Employee Equity Incentive Plans and 14,455 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.

In March 2013, the Company granted PSUs to certain key employees. The PSUs will become payable upon the Company’s achievement of certain performance goals (collectively, “Performance Goals”) during certain performance periods. A three-year performance period beginning on January 1, 2013 and ending on December 31, 2015 relates to the cumulative total stockholder return (“TSR Performance Goal”). The TSR Performance Goal will equal the percentage increase in the price of a share of common stock, assuming all dividends (paid in cash or other property) are reinvested at the current market price, between January 1, 2013 and December 31, 2015. The TSR Performance Goal applies to seventy-five percent (75%) of the target number of PSUs. Three separate one-year performance periods, each beginning on January 1st and ending on December 31st of each of the calendar years 2013, 2014 and 2015, respectively, will be measured for attainment of performance goals set by the Committee within the first ninety (90) days of each such year (“Annual Operating Goals”). The Annual Operating Goals apply to the remaining twenty-five percent (25%) of the target number of PSUs (one third of the target twenty-five percent (25%) for each calendar year).

Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid on PSUs that vest, on or after the vesting date. Achievement of the TSR Performance Goal component will be determined by the Committee following the end of the performance period related thereto. Achievement of the Annual Operating Goals component will be determined by the Committee after the conclusion of each respective performance period. Any portion of PSU grants that do not vest due to performance below the minimum required level for vesting will be forfeited.

The summary of the activity and status of the Company’s stock option awards for the three months ended March 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2013	1,826	$22.47
Granted during the period	794	12.44
Exercised during the period	(1)	0.58
Forfeited during the period	—	—

Stock options outstanding at March 31, 2013	2,619	$19.44	8.3 years	$327

Exercisable at March 31, 2013	916	$22.77	6.7 years	$31

Total expected to vest at March 31, 2013	1,533	$19.61

The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2013 and 2012 was $0.71 and $3.60, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was less than $0.1 million. The total fair value of options that vested during the three months ended March 31, 2013 and 2012 was $1.3 million and $0.8 million, respectively. As of March 31, 2013, there was $3.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2013	284	$22.38
Granted during the period	161	12.41
Vested during the period	(27)	21.33
Forfeited during the period	—	—

Restricted stock awards outstanding at March 31, 2013	418	$18.61

As of March 31, 2013, there was $4.6 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

During the three months ended March 31, 2013, the Company granted approximately 110,000 PSUs. Compensation costs related to the PSUs during the three months ended March 31, 2013 were immaterial. Accrued and unpaid dividends, on PSU’s expected to vest, were less than $0.1 million at March 31, 2013 and are recorded in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheet.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the three months ended March 31, 2013 and 2012, 1,816 shares and 526 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the three months ended March 31, 2013 and 2012 was immaterial.

Note 11.	Income Taxes

Income tax expense for the three months ended March 31, 2013 was $3.7 million representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. For the remainder of 2013, the amount of these charges is expected to be approximately $0.5 million.

Note 12.	Strategic Network Alliance

The Company provides wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the Strategic Network Alliance with Sprint in which the Company is the exclusive PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint Code Division Multiple Access (“CDMA”) wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the non-renewal notice provisions are exercised.

The Company generated 33.6% and 36.1% of its revenue from the Strategic Network Alliance for the three months ended March 31, 2013 and 2012, respectively. Revenues under the Strategic Network Alliance are the greater of $9.0 million per month or the revenues derived based on third generation mobile communications standards (“3G”) and EV-DO voice and data usage by Sprint on the Company’s network.

Note 13.	Commitments and Contingencies

Commitments

The Company has various contractual obligations such as purchase commitments and other executory contracts, which may affect its financial condition, but are not recognized as liabilities in its unaudited condensed consolidated financial statements. As of March 31, 2013, the Company is contractually committed to acquire handsets, network equipment and other materials to support operations totaling approximately $99.9 million.

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

The Company estimates a reasonably possible outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 to be approximately $11.0 million in Sprint’s favor. Under the Company’s view of the agreement, the Company believes it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 is approximately $18.0 million in the Company’s favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase.

In August 2012, Sprint also provided notice to the Company involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues unrelated to the current data rate reset dispute. The Company strongly believes that Sprint’s claims are without merit.

Although the Company believes that it has substantial legal and factual bases related to its position in connection with the disputes and intends to vigorously pursue its claims in the context of its relationship with Sprint, there can be no assurance that the Company will prevail. Accordingly, the Company has established an accrual of approximately $14.1 million relating to such disputes. It is likely that the Company will increase the amount of such accrual in subsequent quarters until such disputes are ultimately resolved. In addition, if one or more such disputes were adversely determined against the Company, it could result in payments by the Company to Sprint.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

Our summary operating results presented below are before the impact of income taxes and amounts attributable to noncontrolling interests.

Three-Month Results

Operating revenues increased $8.8 million, or 8.0%, to $119.3 million for the three months ended March 31, 2013 compared to $110.5 million for the three months ended March 31, 2012 driven by an $8.3 million increase in retail revenues and a $0.5 million increase in wholesale and other revenues. Operating income decreased $1.4 million, or 7.2%, to $17.5 million for the three months ended March 31, 2013 compared to $18.9 million for the three months ended March 31, 2012 primarily reflecting increased cost of sales and services and higher depreciation and amortization expenses, partially offset by higher operating revenues described above. Income before income taxes decreased $3.6 million, or 26.9%, to $9.8 million for the three months ended March 31, 2013 compared to $13.4 million for the three months ended March 31, 2012, primarily due to higher operating expenses. Other expense increased $2.2 million, or 40.8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in interest expense on debt instruments.

For further detail regarding our operating results, including explanation of the non-GAAP measure average monthly revenue per user (“ARPU”), see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three Months Ended March 31, 2013 and 2012 below.

Our Business

We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. We offer wireless voice and digital data PCS products and services to retail and business customers under the “nTelos Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance.”

We believe our regional focus, commitment to personalized local service, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. As of March 31, 2013, our wireless retail business had approximately 451,000 NTELOS retail subscribers, representing a penetration of approximately 7.5% of our total covered population. Of the 451,000 total retail subscribers, total postpay subscribers were nearly 300,000 as of March 31, 2013 compared to 286,000 at March 31, 2012 and total prepay subscribers were 151,000 as of March 31, 2013 compared to 135,000 at March 31, 2012.

We generate retail subscriber revenues from network access, data services, feature services and equipment sales. For the three months ended March 31, 2013 and 2012, we recognized retail revenues of $77.6 million and $69.2 million, respectively. The mix of voice, data and other feature revenues has changed during the current year compared to the prior year due to several factors including a shift in customer preferences to more data-centric services. As a result, data revenues have grown at a greater rate than voice and other feature revenues, reflecting increased sales of smartphones and other data-centric devices coupled with a broader array of data packages.

While the retail market for wireless broadband mobile services remains highly competitive, we increased our postpay subscriber base by 4.7% from March 31, 2012 to March 31, 2013 and expanded our prepay subscriber base by 11.8% during the same time period. Growth in our subscriber base was the result of both strong gross additions, from continued focus on our value proposition and continued refinement of our distribution channel, and a reduction in churn. We continue to use predictive analytics to identify high-risk churn areas within our postpay and prepay customer bases, which leads to proactive communication and retention efforts, resulting in improved customer churn and positive net subscriber additions. Total combined churn, net decreased to 2.8% for the three months ended March 31, 2013 compared to 3.1% for the three months ended March 31, 2012 and we achieved net subscriber additions for the fifth consecutive quarter.

Strategic Network Alliance

We have an exclusive agreement with Sprint under the Strategic Network Alliance in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the three months ended March 31, 2013 and 2012, we realized wireless wholesale revenues of $41.2 million and $40.9 million, respectively, of which $40.2 million and $39.9 million, respectively, related to the Strategic Network Alliance. Revenues from this contract exceeded the $9.0 million monthly minimum and we expect that our revenues will continue to do so for the foreseeable future.

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

We estimate a reasonably possible outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 to be approximately $11.0 million in Sprint’s favor. Under our view of the agreement, we believe it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 is approximately $18.0 million in our favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase.

In August 2012, Sprint also provided notice to us involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues unrelated to the current data rate reset dispute. We strongly believe that Sprint’s claims are without merit.

Although we believe that we have substantial legal and factual bases related to our position in connection with the disputes and intend to vigorously pursue our claims in the context of our relationship with Sprint, there can be no assurance that we will prevail. Accordingly, we have established an accrual of approximately $14.1 million relating to such disputes. It is likely that we will increase the amount of such accrual in subsequent quarters until such disputes are ultimately resolved. In addition, if one or more such disputes were adversely determined against us, it could result in payments by us to Sprint.

Our Operations

We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. As of March 31, 2013, 1,264 (approximately 88%) of our total cell sites have Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support high-speed mobile wireless data services. We began replacing all of our remaining legacy 1xRTT base stations with new base stations that support EV-DO technology and plan to upgrade portions of our network to fourth generation mobile communications standards / Long-Term Evolution wireless technology (“4G LTE”) during the remainder of 2013. We also will continue to add capacity to support increased subscribers and growth in data and voice usage.

Additionally, we are continuously improving our handset offerings. We currently offer 11 brands across 28 devices, including Apple iPhone, LG and Samsung products, and offer our customers the primary smartphone operating systems such as Android, iOS and Blackberry. All devices are available for both postpay and prepay/no contract services. We have also added features and improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.

We continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. We have expanded our indirect distribution channel by using regional master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations. We anticipate this will continue for the remainder of 2013. We plan to further expand our Exclusive Retail Partner program and to pursue the launching of a prepackaged prepay phone product in 2013. We also intend to launch a payment/top up card solution to complement the prepackaged prepay phone program.

We have also focused resources on enhancing our direct distribution channel by adjusting the number of stores, store locations, and upgrades to the appearance and customer service functionality of our retail space. We believe these changes will continue to improve sales productivity. In our Company-operated direct retail outlets, postpay sales increased 13.4% year over year for the three months ended March 31, 2013.

Other Overview Discussion

To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we reference the non-GAAP measure ARPU. We use this measure, along with others such as subscribers and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance.

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

The table below provides a reconciliation of operating revenues to subscriber revenues used to calculate average monthly ARPU for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands, except average monthly ARPU)	2013	2012
Operating revenues	$119,345	$110,540
Less: equipment revenues from sales to new customers	(3,521)	(3,874)
Less: equipment revenues from sales to existing customers	(3,117)	(4,403)
Less: wholesale, other and adjustments	(40,918)	(40,836)

Retail subscriber revenues	$71,789	$61,427

Average number of subscribers	444,244	417,195

Total average monthly ARPU	$53.87	$49.08

Retail subscriber revenues	$71,789	$61,427
Less: voice and other feature revenues	(42,658)	(37,579)

Retail subscriber data revenues	$29,131	$23,848

Average number of subscribers	444,244	417,195

Total data average monthly ARPU	$21.86	$19.05

ARPU increased in the three months ended March 31, 2013 to $53.87 from $49.08 for the three months ended March 31, 2012 and is expected to continue to increase throughout the remainder of 2013, primarily due to continued penetration of smartphones on both postpay and prepay sales. Data ARPU, which is the portion of average monthly revenue per user associated with data usage and products, increased in the three months ended March 31, 2013 to $21.86 from $19.05 for the three months ended March 31, 2012, and we anticipate Data ARPU and data revenue will continue to grow throughout the remainder of 2013, primarily due to the continued increase in data plan penetration. In April 2012, we increased our rate plan pricing, in conjunction with the introduction of Apple iPhone products, which served as a catalyst in Data ARPU growth as well as increased smartphone penetration. Data plan growth followed the percentage growth of customers with smartphones in relation to total customers, increasing to 60% as of March 31, 2013 from 40% as of March 31, 2012 (and postpay growing to 63% as of March 31, 2013 from 42% as of March 31, 2012).

RESULTS OF OPERATIONS – OVERVIEW

Operating Revenues

Our revenues are generated from the following sources:

•	Retail – subscriber revenues from network access, data services, feature services and equipment sales; and

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

•

Corporate operations – includes taxes other than income; executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management; accretion of asset retirement obligations; and

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable.

Other Expense

Other expense includes interest expense on debt instruments, corporate financing costs and debt discounts associated with the repricing and refinancing of our debt instruments and, as appropriate, related charges or amortization of such costs and discounts, changes in the fair value of our interest rate cap and other items such as interest income and fees.

Income Taxes

Income tax expense and effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three months ended March 31, 2013 and 2012. The VA Alliance made $0.3 million and $0.4 million of capital distributions to the minority owners during the three months ended March 31, 2013 and 2012, respectively.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED MARCH 31, 2013 AND 2012

OPERATING REVENUES

The following table identifies our operating revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Variance	% Variance
Retail revenue	$77,574	$69,237	$8,337	12.0%
Wholesale and other revenue	41,771	41,303	468	1.1%

Total operating revenues	$119,345	$110,540	$8,805	8.0%

Retail Revenue

Retail revenue improved primarily due to an increase in subscriber service revenues of $10.0 million, or 16.4%, partially offset by a decrease in equipment revenues of $1.7 million, or 19.8%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPU. Net subscribers increased by approximately 27,000 subscribers, or 6.4%, growing to an average of 444,200 subscribers for the three months ended March 31, 2013 compared to an average of 417,200 subscribers for the three months ended March 31, 2012. Total average monthly ARPU increased $4.79, or 9.8%, to $53.87 primarily resulting from an increase in data revenues. Data revenues increased by $5.4 million, or 23.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily driven by subscriber growth as well as updates to our rate plans in April 2012. Lower equipment revenues for the three months ended March 31, 2013 reflected a reduction in retail pricing to customers due to the competitive landscape as well as decreased sales to existing customers for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Wholesale and Other Revenue

Wholesale and roaming revenues from the Strategic Network Alliance increased $0.3 million, or 0.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase reflects strong data usage growth (measured in Megabytes) of 34% for the three months ended March 31, 2013 compared to the prior year period, due to higher penetration and usage of smartphones and other data devices from Sprint subscribers in our territory. The impact of higher data usage was partially offset by lower data rates and relatively unchanged voice usage. Roaming revenues from carriers other than Sprint remained relatively consistent for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

OPERATING EXPENSES

The following table identifies our operating expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$44,535	$39,200	$5,335	13.6%
Customer operations	30,954	29,583	1,371	4.6%
Corporate operations	7,904	7,999	(95)	(1.2%)
Depreciation and amortization	18,456	14,907	3,549	23.8%

Total operating expenses	$101,849	$91,689	$10,160	11.1%

Cost of Sales and Services – Cost of sales and services increased $5.3 million, or 13.6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Equipment cost of sales increased $3.5 million, or 32.2%, due to higher average cost per unit linked to the mix of smartphones, including Apple iPhone products and a 5.5% increase in gross subscriber additions. Network access and cell site expenses also increased $1.7 million, or 12.2%, and data roaming costs increased $0.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily related to additional access connectivity to support continued growth in data usage by subscribers and a 4.8% increase in the number of cell sites as of March 31, 2013 compared to March 31, 2012.

Customer Operations – Customer operations expense increased $1.4 million, or 4.6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Increases of $1.1 million in bad debt expense partially due to an increase in average balances per account written off, and $0.5 million in advertising and marketing expenses, which contributed to subscriber growth and enhanced brand awareness, and $0.4 million in indirect agent commissions, due to an increase in indirect sales, were partially offset by reductions in retention and other selling expenses, collectively totaling $0.6 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Corporate Operations – Corporate operations expense remained consistent for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Depreciation and Amortization – Depreciation and amortization expenses increased $3.5 million, or 23.8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to $3.3 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized in the first quarter of 2013.

OTHER EXPENSE

Interest expense increased $1.9 million, or 35.6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of the increased loan amount and a higher blended average effective interest rate associated with the Amended and Restated Credit Agreement. Other expense, net increased $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to changes in the fair value of our interest rate cap.

INCOME TAXES

Income tax expense for the three months ended March 31, 2013 and 2012 was $3.7 million and $5.4 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.

As of March 31, 2013, we had $99.5 million of cash, compared to $76.2 million as of December 31, 2013, of which $9.6 million was held in a market rate savings account by the Company and thus was not restricted for certain payments by the Amended and Restated Credit Agreement. The remaining balance of $89.9 million was held in non-interest bearing accounts. We currently place our cash with a high credit quality commercial bank. The commercial bank that held substantially all of our cash at March 31, 2013 has a rating of A and A1 on long term deposits by Standard & Poor’s and Moody’s, respectively. Our working capital (current assets minus current liabilities) was $99.8 million as of March 31, 2013 compared to $95.7 million as of December 31, 2012.

As of March 31, 2013, we had $575.2 million in aggregate long-term liabilities, compared to $572.2 million as of December 31, 2013, consisting of $488.0 million in long-term debt, including capital lease obligations, and approximately $87.2 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at March 31, 2013 is provided in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. There was no Excess Cash Flow for the quarter ended March 31, 2013. The balance of the Restricted Payments basket as of March 31, 2013 was $56.5 million.

The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of March 31, 2013, there were no commitments associated with the Incremental Commitments.

We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries in order to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Amended and Restated Credit Agreement.

Cash Flows from Operations

The following table summarizes our cash flows from operations for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$41,322	$31,045
Net cash used in provided by investing activities	(16,946)	(12,986)
Net cash used in provided by financing activities	(1,117)	(9,901)

Operating Activities

Our cash flows from operating activities for the three months ended March 31, 2013 of $41.3 million increased $10.3 million, or 33.1%, compared to the cash flows from operating activities of $31.0 million for the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 provided $6.0 million of cash compared to $8.0 million in the same period last year, while non-cash adjustments (primarily $18.5 million in depreciation and amortization) accounted for an additional $24.5 million of cash provided by operating activities for the three months ended March 31, 2013 compared to $23.4 million for the three months ended March 31, 2012. Changes in various operating assets and liabilities produced $10.8 million of cash during the three months ended March 31, 2013, primarily the result of a $7.3 million decrease in accounts receivables, reflecting the timing of payments associated with wholesale receivables, and a $7.6 million increase in other current liabilities, reflecting the timing of interest payments associated with our long-term debt and an increase to our accrual for contingencies, partially offset by a $3.4 million decrease in accounts payable.

Investing Activities

As we continue to expand our network coverage and capacity within our coverage area, we invested $16.9 million in capital expenditures for the three months ended March 31, 2013. This was higher than the $13.2 million of capital expenditures for the same period last year. Included in the capital spending for the three months ended March 31, 2013 was $1.0 million of continued network coverage expansion and enhancements within our coverage area, $7.2 million of expenditures for additional capacity to support our projected growth, and $8.7 million to maintain our existing networks and other business needs. We currently expect capital expenditures for 2013 to be in the range of $75.0 million to $85.0 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $1.1 million compared to net cash used in financing activities of $9.9 million for the three months ended March 31, 2012, which included approximately $8.9 million in cash dividends paid in the prior year quarter. For the three months ended March 31, 2013, we accelerated the payment of a previously declared dividend, which resulted in dividend payments of $8.9 million occurring on December 28, 2012 rather than in January 2013. On May 2, 2013, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on July 12, 2013 to stockholders of record on June 14, 2013. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

We believe that our current cash balances of $99.5 million and our cash flows from operations will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $497.5 million as of March 31, 2013. Under this facility, the Term Loan A bears interest at a rate equal to either 3.50% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.50% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $1.0 million as of March 31, 2013.

In the first quarter of 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.

At March 31, 2013, our financial assets included cash of $99.5 million. Securities and investments totaled $1.5 million at March 31, 2013.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at March 31, 2013, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$492,462	$488,545	$501,839	$475,706
Capital lease obligations	984	984	1,083	886

Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 350 bps and 475 bps for Term Loan A and Term Loan B, respectively). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At March 31, 2013, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at March 31, 2013 we had approximately $9.6 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in Part I, Item 1A. Risk Factors (pages 14 to 26) in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended March 31, 2013 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at March 31, 2013. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1*	Form of Stock Option Grant Award Agreement.

10.2*	Form of Restricted Stock Award Grant Agreement.

10.3*	Form of Performance Stock Unit Grant Agreement.

31.1*	Certification of James A. Hyde, Chief Executive Officer and President, Pursuant to Rule 13a-14(a).

31.2*	Certification of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary, Pursuant to Rule 13a-14(a).

32.1*	Certification of James A. Hyde, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 7, 2013	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 7, 2013	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: May 7, 2013	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)