Form 10-Q
period 2013-06-30
NTELOS HOLDINGS CORP
filed 2013-07-30
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,484,329 shares of the registrant’s common stock outstanding as of the close of business on July 23, 2013.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$98,239	$76,197
Restricted cash	2,167	—
Accounts receivable, net	51,601	51,301
Inventories and supplies	9,316	9,581
Deferred income taxes	3,248	4,297
Prepaid expenses	14,314	12,273
Other current assets	5,096	5,422
	183,981	159,071
Securities and Investments	1,499	1,499
Property, Plant and Equipment, net	308,677	303,103
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	131,831	132,033
Customer relationships and trademarks, net	8,490	9,996
	204,021	205,729
Deferred Charges and Other Assets	10,519	10,712
TOTAL ASSETS	$708,697	$680,114
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,447	$5,429
Accounts payable	24,423	23,445
Dividends payable	9,018	—
Accrued expenses and other current liabilities	50,416	34,457
	89,304	63,331
Long-Term Debt	487,044	488,650
Retirement Benefits	20,831	21,029
Deferred Income Taxes	39,585	35,231
Other Long-Term Liabilities	27,268	27,338
	574,728	572,248
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,477 shares issued and 21,476 shares outstanding (21,262 shares issued and 21,261 shares outstanding at December 31, 2012)	214	212
Additional paid in capital	50,249	51,005
Treasury stock, at cost, 1 shares (1 shares at December 31, 2012)	(5)	(3)
Retained earnings	368	—
Accumulated other comprehensive loss	(6,558)	(6,689)
Total NTELOS Holdings Corp. Stockholders’ Equity	44,268	44,525
Noncontrolling Interests	397	10
	44,665	44,535
TOTAL LIABILITIES AND EQUITY	$708,697	$680,114
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating Revenues	$119,859	$111,585	$239,204	$222,125
Operating Expenses
Cost of sales and services	42,567	41,793	87,102	80,993
Customer operations	29,977	29,808	60,931	59,391
Corporate operations	7,760	8,310	15,664	16,309
Depreciation and amortization	20,443	15,101	38,899	30,008
Gain on sale of intangible assets	(4,442)	—	(4,442)	—
	96,305	95,012	198,154	186,701
Operating Income	23,554	16,573	41,050	35,424
Other Income (Expense)
Interest expense	(7,398)	(5,433)	(14,759)	(10,861)
Other income (expense), net	151	(44)	(218)	(106)
	(7,247)	(5,477)	(14,977)	(10,967)
Income before Income Taxes	16,307	11,096	26,073	24,457
Income Taxes	6,380	4,609	10,124	9,989
Net Income	9,927	6,487	15,949	14,468
Net Income Attributable to Noncontrolling Interests	(541)	(881)	(1,070)	(1,010)
Net Income Attributable to NTELOS Holdings Corp.	$9,386	$5,606	$14,879	$13,458
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.45	$0.27	$0.71	$0.64
Weighted average shares outstanding - basic	21,027	20,887	20,962	20,868
Diluted	$0.43	$0.26	$0.69	$0.63
Weighted average shares outstanding - diluted	21,779	21,334	21,613	21,291
Cash Dividends Declared per Share - Common Stock	$0.42	$0.42	$0.84	$0.84
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income Attributable to NTELOS Holdings Corp.	$9,386	$5,606	$14,879	$13,458
Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $42 and $84 of deferred income taxes in 2013, respectively ($85 and $166 in 2012, respectively)	66	132	131	261
Comprehensive Income Attributable to NTELOS Holdings Corp.	9,452	5,738	15,010	13,719
Comprehensive Income Attributable to Noncontrolling Interests	541	881	1,070	1,010
Comprehensive Income	$9,993	$6,619	$16,080	$14,729
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$15,949	$14,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,899	30,008
Gain on sale of intangible assets	(4,442)	—
Deferred income taxes	5,316	9,362
Equity-based compensation	2,781	3,205
Amortization of loan origination costs and debt discount	1,378	1,660
Loss on interest rate swap derivatives	109	5
Retirement benefits and other	931	1,972
Changes in operating assets and liabilities
Accounts receivable	(300)	(8,015)
Inventories and supplies	265	(5,172)
Other current assets	(2,584)	(1,261)
Income taxes	2,571	(934)
Accounts payable	978	892
Other current liabilities	13,775	4,433
Retirement benefit contributions and distributions	(123)	(2,272)
Net cash provided by operating activities	75,503	48,351
Cash flows from investing activities
Purchases of property, plant and equipment	(43,975)	(31,700)
Restricted cash pledged for letter of credit	(2,167)	—
Proceeds from sale of intangible assets	4,644	—
Other, net	(72)	115
Net cash used in investing activities	(41,570)	(31,585)
Cash flows from financing activities
Repayments on senior secured term loans	(2,500)	(1,637)
Cash dividends paid on common stock	(9,006)	(17,757)
Capital distributions to Noncontrolling Interests	(683)	(801)
Other, net	298	(311)
Net cash used in financing activities	(11,891)	(20,506)
Increase (decrease) in cash	22,042	(3,740)
Cash, beginning of period	76,197	59,950
Cash, end of period	$98,239	$56,210
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535
Equity-based compensation *	215		2	2,804	(2)			2,804		2,804
Cash dividends declared				(3,560)		(14,511)		(18,071)		(18,071)
Capital distribution to Noncontrolling Interests								—	(683)	(683)
Net income attributable to NTELOS Holdings Corp.						14,879		14,879		14,879
Amortization of unrealized loss from defined benefit plans, net of $84 of deferred income taxes							131	131		131
Comprehensive income attributable to Noncontrolling Interests								—	1,070	1,070
June 30, 2013	21,477	1	$214	$50,249	$(5)	$368	$(6,558)	$44,268	$397	$44,665

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The application of this ASU has not had a material effect on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The ASU is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years and requires footnote disclosures regarding significant changes in accumulated other comprehensive income by component and the line items affected in the statement of operations. The amounts reclassified out of accumulated other comprehensive income were insignificant for the three and six months ended June 30, 2013. See Note 3 for additional disclosure.

Note 3. Supplemental Financial Information
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at June 30, 2013 and December 31, 2012 was $54.5 million and $9.7 million, respectively. The remaining $43.7 million and $66.5 million of cash at June 30, 2013 and December 31, 2012, respectively, was held in non-interest bearing deposit accounts.

Restricted Cash
The Company is eligible to receive up to $5.0 million in connection with its winning bid in the Connect America Fund's Mobility Fund Phase I Auction ("Auction 901"). Pursuant to the terms of Auction 901, the Company was required to obtain a Letter of Credit (“LOC”) for the benefit of the Universal Service Administrative Company (“USAC”) to cover each disbursement plus the amount of the performance default penalty (10% of the total eligible award). USAC may draw upon the LOC in the event the Company fails to demonstrate the required coverage by the applicable deadline in 2016. The Company obtained the first LOC in the amount of $2.2 million, representing the first scheduled disbursement, $1.7 million, plus the performance default penalty of $0.5 million. In accordance with the terms of the LOC, the Company deposited $2.2 million into a separate account to serve as cash collateral at the issuing bank. Such funds will be released when the LOC is terminated without being drawn upon by USAC.

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended June 30, 2013 and 2012 was $4.0 million and $2.0 million, respectively. Bad debt expense for the six months ended June 30, 2013 and 2012 was $7.2 million and $4.1 million, respectively. The Company’s allowance for doubtful accounts was $6.1 million and $4.8 million at June 30, 2013 and December 31, 2012, respectively.
Accrued Expenses and Other Current Liabilities

(In thousands)	June 30, 2013	December 31, 2012
Advance payments and customer deposits	$13,054	$12,085
Accrued interest	4,606	300
Accrued payroll	4,303	4,056
Accrued taxes	6,255	3,318
Other *	22,198	14,698
Total	$50,416	$34,457

* Included in this category is an accrual of $18.3 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively, relating to disputes associated with the Strategic Network Alliance. See Note 13 for information regarding the Company’s reserve for contingencies.

Pension Benefits and Retirement Benefits Other Than Pensions
For the three and six months ended June 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for its defined benefit pension plan were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$—	$460	$—	$920
Interest cost	331	372	662	744
Recognized net actuarial loss	76	183	152	366
Expected return on plan assets	(399)	(323)	(798)	(646)
Net periodic benefit cost	$8	$692	$16	$1,384
Pension plan assets were valued at $22.4 million at June 30, 2013, which included funding contributions for the six months ended June 30, 2013 of less than $0.1 million, and $20.8 million at December 31, 2012. As of December 31, 2012, the Company froze future benefit accruals, resulting in the elimination of service cost for the three and six months ended June 30, 2013.

For the three and six months ended June 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for its other postretirement benefit plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$14	$3	$27	$6
Interest cost	21	25	42	50
Recognized net actuarial loss	4	—	8	—
Net periodic benefit cost	$39	$28	$77	$56
The total expense recognized for the Company’s nonqualified pension plans was $0.1 million and $0.2 million for the three and six months ended June 30, 2013 and 2012, respectively, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive income related to actuarial losses from the defined benefit plans was $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.
The Company also sponsors a contributory defined contribution plan under Internal Revenue Code (“IRC”) Section 401(k) for substantially all employees. The Company’s current policy is to make matching contributions in shares of the Company’s common stock.

Equity-Based Compensation
The Company accounts for equity-based compensation plans under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. Equity-based compensation expense from stock-based awards is recorded with an offsetting increase to additional paid in capital on the unaudited condensed consolidated balance sheet. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three and six months ended June 30, 2013 and 2012 and the Company’s 401(k) matching contributions was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Cost of sales and services	$170	$314	$310	$655
Customer operations	303	260	551	544
Corporate operations	987	962	1,920	2,006
Equity-based compensation expense	$1,460	$1,536	$2,781	$3,205
Future charges for equity-based compensation related to securities outstanding at June 30, 2013 for the remainder of 2013 and for the years 2014 through 2017 are estimated to be $2.2 million, $3.3 million, $2.3 million, $0.5 million and $0.1 million, respectively.
Sale of Intangible Assets
During the three months ended June 30, 2013, the Company completed the sale of certain intangible assets for approximately $4.6 million. This amount, less fees and expenses of sale, is recorded as a gain of $4.4 million in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Note 4. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Cash payments for:
Interest (net of amounts capitalized)	$9,066	$9,421
Income taxes	2,425	1,465
Cash received from income tax refunds	288	—
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	6,058	3,043
Borrowings under capital leases	215	402
Dividends declared not paid	9,065	8,916

The amount of interest capitalized was immaterial for each of the six months ended June 30, 2013 and 2012.

Note 5. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	June 30, 2013	December 31, 2012
Land and buildings *	50 years	$34,163	$33,556
Network plant and equipment	5 to 17 years	432,920	475,090
Furniture, fixtures and other equipment	2 to 18 years	96,099	102,862
		563,182	611,508
Under construction		18,772	6,565
		581,954	618,073
Less: accumulated depreciation		273,277	314,970
Property, plant and equipment, net		$308,677	$303,103
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended June 30, 2013 and 2012 was $19.7 million and $14.3 million, respectively, including $4.0 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized in the second quarter of 2013. Depreciation expense for the six months ended June 30, 2013 and 2012 was $37.4 million and $28.2 million, respectively, including $7.1 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized year to date in 2013. The Company believes that no impairment indicators existed as of June 30, 2013 that would require it to perform impairment testing.

Note 6. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that no impairment indicators existed as of June 30, 2013 that would require it to perform impairment testing.

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At June 30, 2013 and December 31, 2012, customer relationships and trademarks were comprised of the following:

		June 30, 2013		December 31, 2012
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 years	$36,900	$(31,599)	$36,900	$(30,326)
Trademarks	15 years	7,000	(3,811)	7,000	(3,578)
Total		$43,900	$(35,410)	$43,900	$(33,904)
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for the three months ended June 30, 2013 and 2012 was $0.8 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $1.5 million and $1.8 million, respectively.

Note 7. Long-Term Debt
At June 30, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Senior secured term loans, net of unamortized debt discount	$491,452	$492,984
Capital lease obligations	1,039	1,095
	492,491	494,079
Less: current portion of long-term debt	5,447	5,429
Long-term debt	$487,044	$488,650
Long-Term Debt, Excluding Capital Lease Obligations
On November 9, 2012, NTELOS Inc. entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated, in its entirety, that certain Credit Agreement dated August 7, 2009 (the “Original Credit Agreement”). The Amended and Restated Credit Agreement provided for (1) a term loan A in the aggregate amount of $150.0 million (the “Term Loan A”); and (2) a term loan B in the aggregate amount of $350.0 million (the “Term Loan B” and, together with the Term Loan A, the “Term Loans”). The Term Loan A matures in August 2015 and the Term Loan B matures in November 2019.
The aggregate maturities of long-term debt outstanding at June 30, 2013, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan A	Term Loan B	Total
Remainder of 2013	$750	$1,750	$2,500
2014	1,500	3,500	5,000
2015	146,625	3,500	150,125
2016	—	3,500	3,500
2017	—	3,500	3,500
Thereafter	—	331,625	331,625
Total	$148,875	$347,375	$496,250
The Company’s blended average effective interest rate on its long-term debt was approximately 6.0% and 4.7% for the three months ended June 30, 2013 and 2012, respectively. The Company’s blended average effective interest rate on its long-term debt was approximately 6.0% and 4.7% for the six months ended June 30, 2013 and 2012, respectively. The Term Loan A provides for a maximum Leverage Ratio of 5.00:1.00. As of June 30, 2013, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 3.47:1.00 and the Company was in compliance with its covenants.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). There was no Excess Cash Flow for the three months ended June 30, 2013. The balance of the Restricted Payments basket as of June 30, 2013 was $60.4 million.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At June 30, 2013, the carrying value and accumulated depreciation of these assets was $2.7 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.0 million. At June 30, 2013, the principal portion of these capital lease obligations was payable as follows: $0.2 million for the remainder of 2013, $0.3 million in 2014 and 2015, and $0.2 million in 2016.

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
Long-Term Investments
At June 30, 2013 and December 31, 2012, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in interest expense. The Company recorded a $0.2 million gain for the three months ended June 30, 2013, and a $0.1 million loss for the six months ended June 30, 2013.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
June 30, 2013
Nonderivatives:
Financial assets:
Cash	$98,239		$98,239	$98,239
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	496,250		491,452	490,791
Capital lease obligations	1,039		1,039	1,039
Derivative related to debt:
Interest rate cap asset	350,000	*	776	776
December 31, 2012
Nonderivatives:
Financial assets:
Cash	$76,197		$76,197	$76,197
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	498,750		492,984	481,418
Capital lease obligations	1,095		1,095	1,095
* Notional amount

The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at June 30, 2013 and December 31, 2012, respectively. The fair value of the derivative instrument was based on a quoted market price at June 30, 2013. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 9. Equity and Earnings Per Share
On July 25, 2013, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on October 11, 2013 to stockholders of record on September 13, 2013.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Numerator:
Net income applicable to common shares for earnings per share computation	$9,386	$5,606	$14,879	$13,458
Denominator:
Total shares outstanding	21,477	21,233	21,477	21,233
Less: unvested shares	(437)	(339)	(437)	(339)
Less: effect of calculating weighted average shares	(13)	(7)	(78)	(26)
Denominator for basic earnings per common share - weighted average shares outstanding	21,027	20,887	20,962	20,868
Plus: weighted average unvested shares	439	334	401	309
Plus: common stock equivalents of stock options	313	113	250	114
Denominator for diluted earnings per common share - weighted average shares outstanding	21,779	21,334	21,613	21,291

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three and six months ended June 30, 2013 and 2012, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three and six months ended June 30, 2013 and 2012, the denominator for diluted earnings per common share excludes approximately 1.8 million shares related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the six months ended June 30, 2013, the Company issued 751,089 stock options under the Employee Equity Incentive Plans and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the six months ended June 30, 2013, the Company issued 146,777 shares of restricted stock under the Employee Equity Incentive Plans and 14,455 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the six months ended June 30, 2013, the Company granted 110,327 PSUs under the Employee Equity Incentive Plans to certain key employees. The PSUs cliff vest on the third anniversary of the grant date and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date.
The summary of the activity and status of the Company’s stock option awards for the six months ended June 30, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2013	1,826	$22.47
Granted during the period	794	12.44
Exercised during the period	(4)	6.05
Forfeited during the period	—	—
Stock options outstanding at June 30, 2013	2,616	$19.45	8.0 years	$3,251
Exercisable at June 30, 2013	953	$22.69	6.5 years	$54
Total expected to vest after June 30, 2013	1,496	$19.55
The fair value of each common stock option award granted during the six months ended June 30, 2013 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2013 and 2012 was $0.71 and $4.48, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was less than $0.1 million. The total fair value of options that vested during the six months ended June 30, 2013 and 2012 was $1.4 million and $0.9 million, respectively. As of June 30, 2013, there was $3.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2013	284	$22.38
Granted during the period	161	12.42
Vested during the period	(42)	21.55
Forfeited during the period	—	—
Restricted stock awards outstanding at June 30, 2013	403	$18.49

At June 30, 2013, there was $3.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the six months ended June 30, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Performance stock units outstanding at January 1, 2013	—	$—
Granted during the period	110	12.79
Vested during the period	—	—
Forfeited during the period	—	—
Performance stock units outstanding at June 30, 2013	110	$12.79

At June 30, 2013, there was $1.3 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the six months ended June 30, 2013 and 2012, 2,796 shares and 1,633 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the three and six months ended June 30, 2013 and 2012 was immaterial.

Note 11. Income Taxes
Income tax expense for the three and six months ended June 30, 2013 was $6.4 million and $10.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation.

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
The Company generated 33.0% and 36.2% of its revenue from the Strategic Network Alliance for the three months ended June 30, 2013 and 2012, respectively. The Company generated 33.3% and 36.1% of its revenue from the Strategic Network Alliance for the six months ended June 30, 2013 and 2012, respectively.

Note 13. Commitments and Contingencies
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
The Company estimates a reasonably possible outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 to be approximately $12.0 million in Sprint’s favor. Under the Company’s view of the agreement, the Company believes it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that the Company has recognized beginning in the fourth quarter of 2011 is approximately $19.0 million in the Company’s favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase.
In August 2012, Sprint also provided notice to the Company involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues unrelated to the current data rate reset dispute. The Company continues to strongly believe that Sprint’s claims are without merit.
Although the Company believes that it has substantial legal and factual bases related to its position in connection with the disputes and intends to vigorously pursue its claims in the context of its relationship with Sprint, there can be no assurance that the Company will prevail or that any settlement or resolution of the disputes, made in the context of the Sprint relationship, will be favorable to the Company. Accordingly, the Company has established an accrual of approximately $18.3 million relating to such disputes. It is likely that the Company will increase the amount of such accrual in subsequent quarters if such disputes remain unresolved. In addition, if one or more such disputes were adversely determined against the Company, it could result in payments by the Company to Sprint.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A, Risk Factors" and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012 and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").
OVERVIEW
Our summary operating results presented below are before the impact of income taxes and amounts attributable to noncontrolling interests.
Three-Month Results
Operating revenues increased $8.3 million, or 7.4%, to $119.9 million for the three months ended June 30, 2013 compared to $111.6 million for the three months ended June 30, 2012 consisting of an $8.8 million increase in retail revenues and a $0.5 million decrease in wholesale and other revenues. Operating income increased $7.0 million, or 42.2%, to $23.6 million for the three months ended June 30, 2013 compared to $16.6 million for the three months ended June 30, 2012 primarily reflecting the increase in operating revenues and the gain on sale of intangible assets offset by an increase in cost of sales and services and higher depreciation and amortization expenses. Income before income taxes increased $5.2 million, or 47%, to $16.3 million for the three months ended June 30, 2013 compared to $11.1 million for the three months ended June 30, 2012 for the reasons discussed above offset by an increase in interest expense.
Six-Month Results
Operating revenues increased $17.1 million, or 7.7%, to $239.2 million for the six months ended June 30, 2013 compared to $222.1 million for the six months ended June 30, 2012 driven by a $17.1 million increase in retail revenues. Operating income increased $5.6 million, or 15.8%, to $41.0 million for the six months ended June 30, 2013 compared to $35.4 million for the six months ended June 30, 2012 primarily due to the increase in operating revenues and the sale of intangible assets offset by an increase in cost of sales and services and higher depreciation and amortization expenses. Income before income taxes increased $1.6 million, or 6.6%, to $26.1 million for the six months ended June 30, 2013 compared to $24.5 million for the six months ended June 30, 2012 for the reasons discussed above offset by an increase in interest expense.
For further detail regarding our operating results, including explanation of the non-GAAP measure average monthly revenue per user (“ARPU”), see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Six months ended June 30, 2013 and 2012 below.
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
At June 30, 2013, our wireless retail business had approximately 454,800 subscribers, representing a penetration of approximately 7.5% of our total covered population. Of the 454,800 total retail subscribers, total postpay subscribers were 298,700 at June 30, 2013 compared to 285,400 at June 30, 2012 and total prepay subscribers were 156,100 at June 30, 2013 compared to 139,400 at June 30, 2012.
The retail market for wireless broadband mobile services has continued to be highly competitive with the launch of 4G LTE networks and devices by our competitors and other competitive changes in the marketplace. Our postpay subscriber base has increased by 4.7% from June 30, 2012 to June 30, 2013 and we have expanded our prepay subscriber base by 11.9% during the same time period. Growth in our subscriber base was the result of both an increase in gross additions, from continued focus on our value proposition and continued refinement of our distribution channels, and a reduction in customer churn.
Strategic Network Alliance
We have an exclusive agreement with Sprint under the Strategic Network Alliance in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the three months ended June 30, 2013 and 2012, we realized wholesale revenues of $40.9 million and $41.5 million, respectively, of which $39.6 million and $40.4 million, respectively, related to the Strategic Network Alliance. For the six months ended June 30, 2013 and 2012, we realized wholesale revenues of $82.0 million and $82.4 million, respectively, of which $79.8 million and $80.3 million, respectively, related to the Strategic Network Alliance.
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
We estimate a reasonably possible outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 to be approximately $12.0 million in Sprint’s favor. Under our view of the agreement, we believe it is also reasonably possible that the outcome of the data rate reset dispute relative to the revenues that we have recognized beginning in the fourth quarter of 2011 is approximately $19.0 million in our favor. Until the current data rate reset dispute is resolved, the range of outcomes will continue to increase.
In August 2012, Sprint also provided notice to us involving two asserted claims totaling approximately $4.2 million that are isolated to historical billing issues unrelated to the current data rate reset dispute. We continue to strongly believe that Sprint’s claims are without merit.
Although we believe that we have substantial legal and factual bases related to our position in connection with the disputes and intend to vigorously pursue our claims in the context of our relationship with Sprint, there can be no assurance that we will prevail or that any settlement or resolution of the disputes, made in the context of the Sprint relationship, will be favorable to the Company. Accordingly, we have established an accrual of approximately $18.3 million relating to such disputes. It is likely that we will increase the amount of such accrual in subsequent quarters if such disputes remain unresolved. In addition, if one or more such disputes were adversely determined against us, it could result in payments by us to Sprint.
Our Operations
We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. As of June 30, 2013, 100% of our cell sites have Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support 3G high-speed mobile wireless data services. We are currently upgrading portions of our network to fourth generation mobile communications standards / Long-Term Evolution wireless technology (“4G LTE”). We also will continue to add capacity to support increased subscribers and growth in data and voice usage.
We currently offer 26 devices across 12 brands, including Apple iPhone, LG and Samsung products, and offer our customers the primary smartphone operating systems such as Android, iOS and Blackberry. All devices are available for both postpay and prepay/no contract services. We also continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. We have focused resources on enhancing our direct distribution channel by refining our store locations, appearance and customer service functionality of our retail space. We have also expanded our indirect distribution channel by using regional master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations.

Other Overview Discussion
To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we reference the non-GAAP measure ARPU. We use this measure, along with other performance metrics such as subscribers and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance.
ARPU is a telecommunications industry metric that measures service revenues per period divided by the average number of subscribers during that period. ARPU as calculated below may not be similar to ARPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of operations. We closely monitor the effects of new rate plans and service offerings on ARPU in order to determine their effectiveness. We believe ARPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers.
The table below provides a reconciliation of operating revenues to subscriber revenues used to calculate average monthly ARPU for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except average monthly ARPU)	2013	2012	2013	2012
Operating revenues	$119,859	$111,585	$239,204	$222,125
Less: equipment revenues from sales to new customers	(3,104)	(4,026)	(6,625)	(7,900)
Less: equipment revenues from sales to existing customers	(2,395)	(3,903)	(5,512)	(8,306)
Less: wholesale, other and adjustments	(41,179)	(41,061)	(82,097)	(81,897)
Retail subscriber revenues	$73,181	$62,595	$144,970	$124,022
Average number of subscribers	453,262	422,247	448,753	419,721
Total average monthly ARPU	$53.82	$49.41	$53.84	$49.25
Retail subscriber revenues	$73,181	$62,595	$144,970	$124,022
Less: voice and other feature revenues	(43,078)	(37,708)	(85,736)	(75,287)
Retail subscriber data revenues	$30,103	$24,887	$59,234	$48,735
Average number of subscribers	453,262	422,247	448,753	419,721
Total data average monthly ARPU	$22.14	$19.65	$22.00	$19.35

ARPU increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012.  In April 2012, we increased our rate plan pricing, in conjunction with the introduction of Apple iPhone products, which served as a catalyst in driving improved ARPU.  We expect this trend to continue throughout the remainder of 2013, although the rate at which ARPU may increase will likely slow as the percentage of our customer base on smartphones increases and as competitive pricing pressures increase.

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

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable.

•	Gain on sale of intangible assets - includes the gain from the sale of certain intangible assets.
Other Income (Expense)
Other income (expense) includes interest expense on debt instruments, corporate financing costs and debt discounts associated with the repricing and refinancing of our debt instruments and, as appropriate, related charges or amortization of such costs and discounts, changes in the fair value of our interest rate cap and other items such as interest income and fees.
Income Taxes
Income tax expense and effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, non-controlling interest, state minimum tax assessments, and non-deductible expenses.
Noncontrolling Interests in Losses (Earnings) of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and six months ended June 30, 2013 and 2012. The VA Alliance made $0.4 million and $0.4 million of capital distributions to the minority owners during the three months ended June 30, 2013 and 2012, respectively, and, $0.7 million and $0.8 million of capital distributions to the minority owners during the six months ended June 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED JUNE 30, 2013 AND 2012
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012	$ Variance	% Variance
Retail revenue	$78,446	$69,639	$8,807	12.6%
Wholesale and other revenue	41,413	41,946	(533)	(1.3)%
Total operating revenues	$119,859	$111,585	$8,274	7.4%

Retail Revenue
Retail revenue improved primarily due to an increase in subscriber service revenues of $11.2 million, or 18.2%, partially offset by a decrease in equipment revenues of $2.4 million, or 30.7%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPU. Average subscribers increased by approximately 31,100 subscribers, or 7.4%, growing to an average of 453,300 subscribers for the three months ended June 30, 2013 compared to an average of 422,200 subscribers for the three months ended June 30, 2012. Total ARPU increased $4.40, or 8.9%, to $53.82 primarily resulting from an increase in data revenues. Data revenues increased by $5.5 million, or 22.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily driven by subscriber growth as well as updates to our rate plans in April 2012. Lower equipment revenues for the three months ended June 30, 2013 reflected a reduction in retail pricing to customers due to the competitive landscape as well as decreased sales to existing customers for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
Wholesale and Other Revenue
Wholesale and roaming revenues from the Strategic Network Alliance decreased $0.8 million, or 1.9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease is primarily driven by lower voice usage. Roaming revenues from carriers other than Sprint remained relatively consistent for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$42,567	$41,793	$774	1.9%
Customer operations	29,977	29,808	169	0.6%
Corporate operations	7,760	8,310	(550)	(6.6)%
Depreciation and amortization	20,443	15,101	5,342	35.4%
Gain on sale of intangible assets	(4,442)	—	(4,442)	—%
Total operating expenses	$96,305	$95,012	$1,293	1.4%
Cost of Sales and Services – Cost of sales and services increased $0.8 million, or 1.9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Network access and cell site expenses increased $1.9 million, or 16.0%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 to support continued growth in data usage. Data roaming expense increased $1.3 million, or 24.1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 driven by an increase in data usage as a result of increased smartphone penetration. These increases were offset by a decrease in equipment cost of sales of $1.7 million, or 13.2%, due to lower average cost per unit driven by handset mix sold and a decrease in airtime and toll charges of $1.1 million, or 68.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to a reduction in voice usage and rates.
Customer Operations – Customer operations expense increased $0.2 million, or 0.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. An increase of $2.0 million in bad debt expense due to an increase in the average balances per account written off, was offset by reductions in retention expenses of $1.7 million, or 19.7%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 driven by a reduced volume of upgrades.
Corporate Operations – Corporate operations expense decreased $0.6 million, or 6.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily driven by reduction in general corporate expenses including a reduction of pension expense as a result of the freeze of future benefit accruals on December 31, 2012.
Depreciation and Amortization – Depreciation and amortization expenses increased $5.3 million, or 35.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to $4.0 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized in the second quarter of 2013.
Gain on Sale of Intangible Assets – Gain on sale of intangible assets consists of a $4.4 million gain for the three months ended June 30, 2013 due to the sale of certain intangible assets.
OTHER INCOME (EXPENSE)
Interest expense increased $2.0 million, or 36.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of the increased loan amount and a higher blended average effective interest rate associated with the Amended and Restated Credit Agreement.

INCOME TAXES
Income tax expense for the three months ended June 30, 2013 and 2012 was $6.4 million and $4.6 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes.
RESULTS OF OPERATIONS – COMPARISON OF SIX MONTHS ENDED JUNE 30, 2013 AND 2012
OPERATING REVENUES
The following table identifies our operating revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Variance	% Variance
Retail revenue	$156,020	$138,876	$17,144	12.3%
Wholesale and other revenue	83,184	83,249	(65)	(0.1)%
Total operating revenues	$239,204	$222,125	$17,079	7.7%

Retail Revenue
Retail revenue improved primarily due to an increase in subscriber service revenues of $21.2 million, or 17.3%, partially offset by a decrease in equipment revenues of $4.1 million, or 25.1%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPU. Average subscribers increased by approximately 29,100 subscribers, or 6.9%, growing to an average of 448,800 subscribers for the six months ended June 30, 2013 compared to an average of 419,700 subscribers for the six months ended June 30, 2012. Total ARPU increased $4.59, or 9.3%, to $53.84 primarily resulting from an increase in data revenues. Data revenues increased by $10.9 million, or 22.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily driven by subscriber growth as well as updates to our rate plans in April 2012. Lower equipment revenues for the six months ended June 30, 2013 reflected a reduction in retail pricing to customers due to the competitive landscape as well as decreased sales to existing customers for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Wholesale and Other Revenue
Wholesale and roaming revenues from the Strategic Network Alliance decreased $0.5 million, or 0.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease is primarily driven by lower voice usage. Roaming revenues from carriers other than Sprint remained relatively consistent for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
OPERATING EXPENSES
The following table identifies our operating expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$87,102	$80,993	$6,109	7.5%
Customer operations	60,931	59,391	1,540	2.6%
Corporate operations	15,664	16,309	(645)	(4.0)%
Depreciation and amortization	38,899	30,008	8,891	29.6%
Gain on sale of intangible assets	(4,442)	—	(4,442)	—%
Total operating expenses	$198,154	$186,701	$11,453	6.1%
Cost of Sales and Services – Cost of sales and services increased $6.1 million, or 7.5%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Equipment cost of sales increased $1.8 million, or 7.5%, due to higher average cost per unit linked to the mix of smartphones, including Apple iPhone products and a 7.1% increase in gross subscriber additions. Network access and cell site expenses also increased $3.6 million, or 15.2%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily related to additional access connectivity to support continued growth in data usage by subscribers.

Customer Operations – Customer operations expense increased $1.5 million, or 2.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Increases of $3.1 million in bad debt expense, due to an increase in the average balances per account written off, and $1.0 million in advertising and marketing expenses, which contributed to subscriber growth and enhanced brand awareness, were partially offset by reductions in retention and other selling expenses, collectively totaling $2.6 million, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Corporate Operations – Corporate operations expense decreased $0.6 million, or 4.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily driven by reduction in general corporate expenses including a reduction of pension expense as a result of the freeze of future benefit accruals on December 31, 2012.
Depreciation and Amortization – Depreciation and amortization expenses increased $8.9 million, or 29.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to $7.1 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized in 2013.
Gain on Sale of Intangible Assets – Gain on sale of intangible assets consists of a $4.4 million gain for the six months ended June 30, 2013 due to the sale of certain intangible assets.
OTHER INCOME (EXPENSE)
Interest expense increased $3.9 million, or 35.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of the increased loan amount and a higher blended average effective interest rate associated with the Amended and Restated Credit Agreement.

INCOME TAXES
Income tax expense for the six months ended June 30, 2013 and 2012 was $10.1 million and $10.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of June 30, 2013, we had $98.2 million of cash, compared to $76.2 million as of December 31, 2012, of which $54.5 million was held in a market rate savings account (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $43.7 million was held in non-interest bearing accounts. We currently place our cash with a high credit quality commercial bank. The commercial bank that held substantially all of our cash at June 30, 2013 has a rating of A and A1 on long term deposits by Standard & Poor’s and Moody’s, respectively. Our working capital (current assets minus current liabilities) was $94.7 million as of June 30, 2013 compared to $95.7 million as of December 31, 2012.
As of June 30, 2013, we had $574.7 million in aggregate long-term liabilities, compared to $572.2 million as of December 31, 2012, consisting of $487.0 million in long-term debt, including capital lease obligations, and approximately $87.7 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at June 30, 2013 is provided in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. There was no Excess Cash Flow for the quarter ended June 30, 2013. The balance of the Restricted Payments basket as of June 30, 2013 was $60.4 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of June 30, 2013, there were no commitments associated with the Incremental Commitments.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$75,503	$48,351
Net cash used in investing activities	(41,570)	(31,585)
Net cash used in financing activities	(11,891)	(20,506)

Operating Activities
Our cash flows from operating activities for the six months ended June 30, 2013 of $75.5 million increased $27.2 million, or 56.2%, compared to the cash flows from operating activities of $48.4 million for the six months ended June 30, 2012. Changes in various operating assets and liabilities provided $14.6 million of cash during the six months ended June 30, 2013 primarily the result of a $13.8 million increase in other liabilities reflecting the timing of interest payments associated with our long-term debt and an increase to our accrual for contingencies, compared to a use of cash of $12.3 million during the six months ended June 30, 2012 primarily driven by an $8.0 million increase in accounts receivable and $5.2 million in inventory. Net income for the six months ended June 30, 2013 provided $15.9 million of cash compared to $14.5 million in the same period last year, while non-cash adjustments (primarily $38.9 million in depreciation and amortization) accounted for an additional $45.0 million of cash provided by operating activities for the six months ended June 30, 2013 compared to $46.2 million for the six months ended June 30, 2012.
Investing Activities
As we continue to expand our network coverage and capacity within our coverage area, we invested $44.0 million in capital expenditures for the six months ended June 30, 2013. This was higher than the $31.7 million of capital expenditures for the same period last year. Included in the capital spending for the six months ended June 30, 2013 was $2.2 million of continued network coverage expansion and enhancements within our coverage area, $33.5 million of expenditures for additional capacity to support our projected growth, and $8.3 million to maintain our existing networks and other business needs. We currently expect capital expenditures for 2013 to be in the range of $75.0 million to $85.0 million. We deposited $2.2 million into a separate account to serve as collateral for a letter of credit. We received $4.6 million in proceeds related to the sale of intangible assets.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2013 was $11.9 million compared to net cash used in financing activities of $20.5 million for the six months ended June 30, 2012. Included in the financing activity for the six months ended June 30, 2013 was $9.0 million in cash dividends and $2.5 million of repayments on the long term debt. The six months ended June 30, 2012 included approximately $17.8 million in cash dividends paid. We accelerated the payment of a previously declared dividend, which resulted in dividend payments of $8.9 million occurring on December 28, 2012 rather than in January 2013. On July 26, 2013, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on October 11, 2013 to stockholders of record on September 13, 2013. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
We believe that our current cash balances of $98.2 million and our cash flows from operations will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $497.5 million at June 30, 2013. Under this facility, the Term Loan A bears interest at a rate equal to either 3.50% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.50% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $1.0 million as of June 30, 2013.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At June 30, 2013, our financial assets included cash of $98.2 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at June 30, 2013.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at June 30, 2013, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$491,452	$490,791	$503,306	$478,682
Capital lease obligations	1,039	1,039	1,143	935
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 350 bps and 475 bps for Term Loan A and Term Loan B, respectively). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At June 30, 2013, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at June 30, 2013 we had approximately $54.6 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three and six months ended June 30, 2013 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at June 30, 2013. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date.

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

NTELOS HOLDINGS CORP.

Dated: July 30, 2013	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President
(Principal Executive Officer)

Dated: July 30, 2013	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: July 30, 2013	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)