Form 10-Q
period 2013-09-30
NTELOS HOLDINGS CORP
filed 2013-11-05
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,505,352 shares of the registrant’s common stock outstanding as of the close of business on October 30, 2013.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$110,897	$76,197
Restricted cash	2,167	—
Accounts receivable, net	30,832	51,301
Inventories and supplies	14,468	9,581
Deferred income taxes	8,403	4,297
Prepaid expenses	13,105	12,273
Other current assets	5,189	5,422
	185,061	159,071
Securities and Investments	1,499	1,499
Property, Plant and Equipment, net	312,486	303,103
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	131,833	132,033
Customer relationships and trademarks, net	7,737	9,996
	203,270	205,729
Deferred Charges and Other Assets	9,637	10,712
TOTAL ASSETS	$711,953	$680,114
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,430	$5,429
Accounts payable	28,781	23,445
Dividends payable	9,029	—
Accrued expenses and other current liabilities	30,620	34,457
	73,860	63,331
Long-Term Debt	486,074	488,650
Retirement Benefits	20,747	21,029
Deferred Income Taxes	55,563	35,231
Other Long-Term Liabilities	27,975	27,338
	590,359	572,248
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,497 shares issued and 21,496 shares outstanding (21,262 shares issued and 21,261 shares outstanding at December 31, 2012)	214	212
Additional paid in capital	51,697	51,005
Treasury stock, at cost, 1 shares (1 shares at December 31, 2012)	(5)	(3)
Retained earnings	1,875	—
Accumulated other comprehensive loss	(6,493)	(6,689)
Total NTELOS Holdings Corp. Stockholders’ Equity	47,288	44,525
Noncontrolling Interests	446	10
	47,734	44,535
TOTAL LIABILITIES AND EQUITY	$711,953	$680,114
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operating Revenues	$130,912	$114,466	$370,116	$336,591
Operating Expenses
Cost of sales and services	46,511	46,270	133,613	127,263
Customer operations	32,206	30,068	93,137	89,459
Corporate operations	8,214	8,599	23,878	24,908
Depreciation and amortization	16,559	15,810	55,458	45,818
Gain on sale of intangible assets	—	—	(4,442)	—
	103,490	100,747	301,644	287,448
Operating Income	27,422	13,719	68,472	49,143
Other Expense
Interest expense	(7,480)	(5,432)	(22,239)	(16,293)
Other expense, net	(431)	(50)	(649)	(156)
	(7,911)	(5,482)	(22,888)	(16,449)
Income before Income Taxes	19,511	8,237	45,584	32,694
Income Taxes	8,340	3,141	18,464	13,130
Net Income	11,171	5,096	27,120	19,564
Net Income Attributable to Noncontrolling Interests	(588)	(488)	(1,658)	(1,498)
Net Income Attributable to NTELOS Holdings Corp.	$10,583	$4,608	$25,462	$18,066
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.50	$0.22	$1.21	$0.87
Weighted average shares outstanding - basic	21,047	20,900	20,987	20,877
Diluted	$0.48	$0.22	$1.17	$0.85
Weighted average shares outstanding - diluted	21,910	21,375	21,708	21,317
Cash Dividends Declared per Share - Common Stock	$0.42	$0.42	$1.26	$1.26
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income Attributable to NTELOS Holdings Corp.	$10,583	$4,608	$25,462	$18,066
Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $42 and $125 of deferred income taxes in 2013, respectively ($- and $166 in 2012, respectively)	66	217	196	478
Comprehensive Income Attributable to NTELOS Holdings Corp.	10,649	4,825	25,658	18,544
Comprehensive Income Attributable to Noncontrolling Interests	588	488	1,658	1,498
Comprehensive Income	$11,237	$5,313	$27,316	$20,042
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$27,120	$19,564
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,458	45,818
Gain on sale of intangible assets	(4,442)	—
Deferred income taxes	16,099	12,313
Equity-based compensation	4,223	4,683
Amortization of loan origination costs and debt discount	2,092	2,509
Loss on interest rate swap derivatives	525	—
Retirement benefits and other	1,357	2,985
Changes in operating assets and liabilities
Accounts receivable	20,469	(6,057)
Inventories and supplies	(4,887)	(2,782)
Other current assets	(1,431)	421
Income taxes	—	(933)
Accounts payable	5,336	3,653
Other current liabilities	(1,379)	9,501
Retirement benefit contributions and distributions	(391)	(2,617)
Net cash provided by operating activities	120,149	89,058
Cash flows from investing activities
Purchases of property, plant and equipment	(65,159)	(53,518)
Restricted cash pledged for letter of credit	(2,167)	—
Proceeds from sale of intangible assets	4,644	—
Other, net	(214)	213
Net cash used in investing activities	(62,896)	(53,305)
Cash flows from financing activities
Repayments on senior secured term loans	(3,750)	(2,816)
Cash dividends paid on common stock	(18,025)	(26,673)
Capital distributions to Noncontrolling Interests	(1,222)	(1,153)
Other, net	444	(457)
Net cash used in financing activities	(22,553)	(31,099)
Increase in cash	34,700	4,654
Cash, beginning of period	76,197	59,950
Cash, end of period	$110,897	$64,604
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535
Equity-based compensation *	235		2	4,252	(2)			4,252		4,252
Cash dividends declared				(3,560)		(23,587)		(27,147)		(27,147)
Capital distribution to Noncontrolling Interests								—	(1,222)	(1,222)
Net income attributable to NTELOS Holdings Corp.						25,462		25,462		25,462
Amortization of unrealized loss from defined benefit plans, net of $125 of deferred income taxes							196	196		196
Comprehensive income attributable to Noncontrolling Interests								—	1,658	1,658
September 30, 2013	21,497	1	$214	$51,697	$(5)	$1,875	$(6,493)	$47,288	$446	$47,734

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The application of this ASU has not had a material effect on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The ASU is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years and requires footnote disclosures regarding significant changes in accumulated other comprehensive income by component and the line items affected in the statement of operations. The amounts reclassified out of accumulated other comprehensive income were insignificant for the three and nine months ended September 30, 2013. See Note 3 for additional disclosure.

Note 3. Supplemental Financial Information
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at September 30, 2013 and December 31, 2012 was $64.5 million and $9.7 million, respectively. The remaining $46.4 million and $66.5 million of cash at September 30, 2013 and December 31, 2012, respectively, was held in non-interest bearing deposit accounts.

Restricted Cash
The Company is eligible to receive up to $5.0 million in connection with its winning bid in the Connect America Fund's Mobility Fund Phase I Auction ("Auction 901"). Pursuant to the terms of Auction 901, the Company was required to obtain a Letter of Credit (“LOC”) for the benefit of the Universal Service Administrative Company (“USAC”) to cover each disbursement plus the amount of the performance default penalty (10% of the total eligible award). USAC may draw upon the LOC in the event the Company fails to demonstrate the required coverage by the applicable deadline in 2016. The Company obtained the first LOC in the amount of $2.2 million, representing the first disbursement of $1.7 million received in September 2013, plus the performance default penalty of $0.5 million. In accordance with the terms of the LOC, the Company deposited $2.2 million into a separate account at the issuing bank to serve as cash collateral. Such funds will be released when the LOC is terminated without being drawn upon by USAC.

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended September 30, 2013 and 2012 was $3.9 million and $2.2 million, respectively. Bad debt expense for the nine months ended September 30, 2013 and 2012 was $11.1 million and $6.3 million, respectively. The Company’s allowance for doubtful accounts was $6.3 million and $4.8 million at September 30, 2013 and December 31, 2012, respectively.
Accrued Expenses and Other Current Liabilities

(In thousands)	September 30, 2013	December 31, 2012
Advance payments and customer deposits	$13,270	$12,085
Accrued interest	4,595	300
Accrued payroll	4,523	4,056
Accrued taxes	4,138	3,318
Other *	4,094	14,698
Total	$30,620	$34,457

* Included in this category is an accrual of $10.0 million at December 31, 2012 relating to disputes associated with the Strategic Network Alliance which were settled in September 2013. See Note 12.

Pension Benefits and Retirement Benefits Other Than Pensions
For the three and nine months ended September 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for its defined benefit pension plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$—	$460	$—	$1,380
Interest cost	331	372	994	1,116
Recognized net actuarial loss	76	183	228	549
Expected return on plan assets	(399)	(323)	(1,196)	(969)
Net periodic benefit cost	$8	$692	$26	$2,076
Pension plan assets were valued at $23.2 million at September 30, 2013, which included funding contributions for the nine months ended September 30, 2013 of less than $0.1 million, and $20.8 million at December 31, 2012. As of December 31, 2012, the Company froze future benefit accruals, resulting in the elimination of service cost for the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for its other postretirement benefit plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$14	$23	$41	$73
Interest cost	21	16	63	52
Recognized net actuarial loss	4	—	12	—
Net periodic benefit cost	$39	$39	$116	$125
The total expense recognized for the Company’s nonqualified pension plans was $0.1 million for the three months ended September 30, 2013 and 2012, and $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive income related to actuarial losses from the defined benefit plans was $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.
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
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three and nine months ended September 30, 2013 and 2012 and the Company’s 401(k) matching contributions was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Cost of sales and services	$167	$300	$482	$955
Customer operations	287	250	851	794
Corporate operations	963	928	2,890	2,934
Equity-based compensation expense	$1,417	$1,478	$4,223	$4,683
Future charges for equity-based compensation related to securities outstanding at September 30, 2013 for the remainder of 2013 and for the years 2014 through 2017 are estimated to be $1.0 million, $3.3 million, $2.3 million, $0.5 million and $0.1 million, respectively.
Sale of Intangible Assets
During the nine months ended September 30, 2013, the Company completed the sale of certain intangible assets for approximately $4.6 million. This amount, less fees and expenses of sale, is recorded as a gain of $4.4 million in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013.

Note 4. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012
Cash payments for:
Interest (net of amounts capitalized)	$15,840	$14,095
Income taxes	3,892	1,655
Cash received from income tax refunds	3,679	—
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	9,138	3,670
Borrowings under capital leases	165	570
Dividends declared not paid	9,122	8,923

The amount of interest capitalized was immaterial for each of the nine months ended September 30, 2013 and 2012.

Note 5. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	September 30, 2013	December 31, 2012
Land and buildings *	50 years	$34,221	$33,556
Network plant and equipment	5 to 17 years	451,742	475,090
Furniture, fixtures and other equipment	2 to 18 years	100,022	102,862
		585,985	611,508
Under construction		12,641	6,565
		598,626	618,073
Less: accumulated depreciation		286,140	314,970
Property, plant and equipment, net		$312,486	$303,103
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended September 30, 2013 and 2012 was $15.8 million and $15.1 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $53.2 million and $43.2 million, respectively. The Company believes that no impairment indicators existed as of September 30, 2013 that would require it to perform impairment testing.

Note 6. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that no impairment indicators existed as of September 30, 2013 that would require it to perform impairment testing.

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At September 30, 2013 and December 31, 2012, customer relationships and trademarks were comprised of the following:

		September 30, 2013		December 31, 2012
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 years	$36,900	$(32,235)	$36,900	$(30,326)
Trademarks	15 years	7,000	(3,928)	7,000	(3,578)
Total		$43,900	$(36,163)	$43,900	$(33,904)
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for both the three months ended September 30, 2013 and 2012 was $0.8 million. Amortization expense for the nine months ended September 30, 2013 and 2012 was $2.3 million and $2.6 million, respectively.

Note 7. Long-Term Debt
At September 30, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Senior secured term loans, net of unamortized debt discount	$490,446	$492,984
Capital lease obligations	1,058	1,095
	491,504	494,079
Less: current portion of long-term debt	5,430	5,429
Long-term debt	$486,074	$488,650
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
The aggregate maturities of long-term debt outstanding at September 30, 2013, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan A	Term Loan B	Total
Remainder of 2013	$375	$875	$1,250
2014	1,500	3,500	5,000
2015	146,625	3,500	150,125
2016	—	3,500	3,500
2017	—	3,500	3,500
Thereafter	—	331,625	331,625
Total	$148,500	$346,500	$495,000
The Company’s blended average effective interest rate on its long-term debt was approximately 6.0% and 4.7% for the three months ended September 30, 2013 and 2012, respectively. The Company’s blended average effective interest rate on its long-term debt was approximately 6.0% and 4.7% for the nine months ended September 30, 2013 and 2012, respectively. The Term Loan A provides for a maximum Leverage Ratio of 5.00:1.00. As of September 30, 2013, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 3.15:1.00 and the Company was in compliance with its covenants.

The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended September 30, 2013 there was $6.0 million of excess cash flow which will be added to the restricted payments basket in the next quarter. The balance of the Restricted Payments basket as of September 30, 2013 was $57.9 million.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At September 30, 2013, the carrying value and accumulated depreciation of these assets was $2.8 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.1 million. At September 30, 2013, the principal portion of these capital lease obligations was payable as follows: $0.1 million for the remainder of 2013, $0.4 million in 2014, $0.3 million in 2015, $0.2 million in 2016 and $0.1 million in 2017.

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
Long-Term Investments
At September 30, 2013 and December 31, 2012, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in other expense. The Company recorded a $0.4 million loss for the three months ended September 30, 2013, and a $0.5 million loss for the nine months ended September 30, 2013.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
September 30, 2013
Nonderivatives:
Financial assets:
Cash	$110,897		$110,897	$110,897
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	495,000		490,446	489,184
Capital lease obligations	1,058		1,058	1,058
Derivative related to debt:
Interest rate cap asset	350,000	*	360	360
December 31, 2012
Nonderivatives:
Financial assets:
Cash	$76,197		$76,197	$76,197
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	498,750		492,984	481,418
Capital lease obligations	1,095		1,095	1,095
* Notional amount

The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at September 30, 2013 and December 31, 2012, respectively. The fair value of the derivative instrument was based on a quoted market price at September 30, 2013. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 9. Equity and Earnings Per Share
On October 23, 2013, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on January 10, 2014 to stockholders of record on December 13, 2013.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Numerator:
Net income applicable to common shares for earnings per share computation	$10,583	$4,608	$25,462	$18,066
Denominator:
Total shares outstanding	21,497	21,245	21,497	21,245
Less: unvested shares	(443)	(333)	(443)	(333)
Less: effect of calculating weighted average shares	(7)	(12)	(67)	(35)
Denominator for basic earnings per common share - weighted average shares outstanding	21,047	20,900	20,987	20,877
Plus: weighted average unvested shares	444	336	415	318
Plus: common stock equivalents of stock options	419	139	306	122
Denominator for diluted earnings per common share - weighted average shares outstanding	21,910	21,375	21,708	21,317

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three and nine months ended September 30, 2013 and 2012, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three and nine months ended September 30, 2013 and 2012, the denominator for diluted earnings per common share excludes approximately 1.8 million shares related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the nine months ended September 30, 2013, the Company issued 751,089 stock options under the Employee Equity Incentive Plans and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the nine months ended September 30, 2013, the Company issued 153,372 shares of restricted stock under the Employee Equity Incentive Plans and 14,455 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the nine months ended September 30, 2013, the Company granted 110,327 PSUs under the Employee Equity Incentive Plans to certain key employees. The PSUs cliff vest on the third anniversary of the grant date and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date.
The summary of the activity and status of the Company’s stock option awards for the nine months ended September 30, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2013	1,826	$22.47
Granted during the period	794	12.44
Exercised during the period	(4)	6.05
Forfeited during the period	(6)	23.68
Stock options outstanding at September 30, 2013	2,610	$19.44	7.9 years	$5,172
Exercisable at September 30, 2013	990	$22.67	6.4 years	$106
Total expected to vest after September 30, 2013	1,457	$19.40
The fair value of each common stock option award granted during the nine months ended September 30, 2013 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2013 and 2012 was $0.71 and $3.33, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was less than $0.1 million. The total fair value of options that vested during the nine months ended September 30, 2013 and 2012 was $1.5 million and $1.0 million, respectively. As of September 30, 2013, there was $2.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2013	284	$22.38
Granted during the period	167	12.57
Vested during the period	(47)	21.66
Forfeited during the period	—	—
Restricted stock awards outstanding at September 30, 2013	404	$18.40

At September 30, 2013, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the nine months ended September 30, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Performance stock units outstanding at January 1, 2013	—	$—
Granted during the period	110	12.79
Vested during the period	—	—
Forfeited during the period	—	—
Performance stock units outstanding at September 30, 2013	110	$12.79

At September 30, 2013, there was $1.2 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.3 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the nine months ended September 30, 2013 and 2012, 4,502 shares and 2,799 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the three and nine months ended September 30, 2013 and 2012 was immaterial.

Note 11. Income Taxes
Income tax expense for the three and nine months ended September 30, 2013 was $8.3 million and $18.5 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation.

Note 12. Strategic Network Alliance
The Company provides wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the Strategic Network Alliance ("SNA") with Sprint in which the Company is the exclusive PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint Code Division Multiple Access (“CDMA”) wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the non-renewal notice provisions are exercised.
The Company generated 37.2% and 36.4% of its revenue from the SNA for the three months ended September 30, 2013 and 2012, respectively. The Company generated 34.7% and 36.2% of its revenue from the SNA for the nine months ended September 30, 2013 and 2012, respectively.
On September 23, 2013 the Company reached a settlement with Sprint over the disputes related to the SNA. The settlement resolved the open disputes under the SNA, including the data rate reset dispute that began in the fourth quarter 2011 and the unrelated historical billing disputes that were asserted by Sprint in the third quarter 2012. In connection with the settlement, the Company recognized an additional $9.6 million in Operating Income, consisting of $9.0 million increase in revenue (primarily related to a reversal of the previously disclosed accrual) and $0.6 million decrease in cost of sales and services, for quarter ended September 30, 2013.

Note 13. Commitments and Contingencies
On occasion, the Company makes claims or receives disputes related to its billings to other carriers, including billings under the SNA agreement, for access to the Company’s network. These disputes may involve amounts which, if resolved unfavorably to the Company, could have a material effect on the Company’s financial statements. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue recognized to the extent that the claim adjustment is considered probable and reasonably estimable.

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
Three-Month Results
Operating revenues increased $16.4 million, or 14.4%, to $130.9 million for the three months ended September 30, 2013 compared to $114.5 million for the three months ended September 30, 2012 consisting of a $9.1 million increase in retail revenues and a $7.3 million increase in wholesale and other revenues. Operating income increased $13.7 million, or 100%, to $27.4 million for the three months ended September 30, 2013 compared to $13.7 million for the three months ended September 30, 2012 primarily reflecting the increase in operating revenues offset by an increase in customer operations and higher depreciation and amortization expenses. Income before income taxes increased $11.3 million, or 136.9%, to $19.5 million for the three months ended September 30, 2013 compared to $8.2 million for the three months ended September 30, 2012 for the reasons discussed above offset by an increase in interest expense.
Nine-Month Results
Operating revenues increased $33.5 million, or 10.0%, to $370.1 million for the nine months ended September 30, 2013 compared to $336.6 million for the nine months ended September 30, 2012 driven by a $26.3 million increase in retail revenues and a $7.2 million increase in wholesale and other revenues. Operating income increased $19.3 million, or 39.3%, to $68.5 million for the nine months ended September 30, 2013 compared to $49.1 million for the nine months ended September 30, 2012 primarily due to the increase in operating revenues and the sale of intangible assets offset by an increase in cost of sales and services, customer operations and higher depreciation and amortization expenses. Income before income taxes increased $12.9 million, or 39.4%, to $45.6 million for the nine months ended September 30, 2013 compared to $32.7 million for the nine months ended September 30, 2012 for the reasons discussed above offset by an increase in interest expense.
For further detail regarding our operating results, including explanation of the non-GAAP measure average monthly revenue per user (“ARPU”), see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Nine months ended September 30, 2013 and 2012 below.
Our Business
We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. We offer wireless voice and digital data PCS products and services to retail and business customers under the “nTelos Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or the "SNA."
At September 30, 2013, our wireless retail business had approximately 457,100 subscribers, representing a penetration of approximately 7.6% of our total covered population. Of the 457,100 total retail subscribers, total postpay subscribers were 298,000 at September 30, 2013 compared to 288,900 at September 30, 2012 and total prepay subscribers were 159,100 at September 30, 2013 compared to 141,400 at September 30, 2012.
The retail market for wireless broadband mobile services has continued to be highly competitive with the launch of 4G LTE networks and devices by our competitors and other competitive changes in the marketplace. Our postpay subscriber base has increased by 3.1% from September 30, 2012 to September 30, 2013 and we have expanded our prepay subscriber base by 12.5% during the same time period. Growth in our subscriber base was the result of both an increase in gross additions, from continued focus on our value proposition and continued refinement of our distribution channels, and a reduction in customer churn.
Strategic Network Alliance
We have an agreement with Sprint under the SNA in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the three months ended September 30, 2013 and 2012, we realized wholesale revenues of $50.1 million and $42.9 million, respectively, of which $48.6 million and $41.6 million, respectively, related to the SNA. For the nine months ended September 30, 2013 and 2012, we realized wholesale revenues of $132.1 million and $125.3 million, respectively, of which $128.4 million and $121.9 million, respectively, related to the SNA.
In September 2013 we reached a settlement with Sprint over the disputes related to the SNA. The settlement resolved the open disputes under the SNA, including the data rate reset dispute that began in the fourth quarter 2011 and the unrelated historical billing disputes that were asserted by Sprint in the third quarter 2012. In connection with the settlement, we recognized an additional $9.6 million in Operating Income, consisting of $9.0 million increase in revenue (primarily related to a reversal of the previously disclosed accrual) and $0.6 million decrease in cost of sales and services, for quarter ended September 30, 2013.
Our Operations
We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. As of September 30, 2013, 100% of our cell sites have Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support 3G high-speed mobile wireless data services. We are currently upgrading portions of our network to fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”). We also will continue to add capacity to support increased subscribers and growth in data and voice usage.
We currently offer 24 devices across 12 brands, including Apple iPhone, LG and Samsung products, and offer our customers the primary smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no contract services. We also continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. We have focused resources on enhancing our direct distribution channel by refining our store locations, appearance and customer service experience. We have also expanded our indirect distribution channel by using regional master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations.

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

The table below provides a reconciliation of operating revenues to subscriber revenues used to calculate average monthly ARPU for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except average monthly ARPU)	2013	2012	2013	2012
Operating revenues	$130,912	$114,466	$370,116	$336,591
Less: equipment revenues from sales to new customers	(3,595)	(3,333)	(10,220)	(11,233)
Less: equipment revenues from sales to existing customers	(2,946)	(3,416)	(8,458)	(11,722)
Less: wholesale, other and adjustments	(50,142)	(42,380)	(132,239)	(124,278)
Retail subscriber revenues	$74,229	$65,337	$219,199	$189,358
Average number of subscribers	455,724	427,610	451,077	422,351
Total average monthly ARPU	$54.29	$50.93	$53.99	$49.82
Retail subscriber revenues	$74,229	$65,337	$219,199	$189,358
Less: voice and other feature revenues	(43,672)	(39,366)	(129,408)	(114,653)
Retail subscriber data revenues	$30,557	$25,971	$89,791	$74,705
Average number of subscribers	455,724	427,610	451,077	422,351
Total data average monthly ARPU	$22.35	$20.25	$22.12	$19.65

ARPU increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.  In April 2012, we increased our rate plan pricing, in conjunction with the introduction of Apple iPhone products, which served as a catalyst in driving improved ARPU.  We expect this trend to continue throughout the remainder of 2013, although the rate at which ARPU may increase will likely slow as the percentage of our customer base on smartphones increases and as competitive pricing pressures increase.

RESULTS OF OPERATIONS – OVERVIEW
Operating Revenues
Our revenues are generated from the following sources:

•	Retail – subscriber revenues from network access, data services, feature services and equipment sales; and

•	Wholesale and other – primarily wholesale revenue from the SNA and roaming revenue from other telecommunications carriers. Other revenues relate to rent from leasing excess tower and building space.
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
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and nine months ended September 30, 2013 and 2012. The VA Alliance made $0.5 million and $0.4 million of capital distributions to the minority owners during the three months ended September 30, 2013 and 2012, respectively, and, $1.2 million of capital distributions to the minority owners during the nine months ended September 30, 2013 and 2012.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
(In thousands)	2013	2012	$ Variance	% Variance
Retail revenue	$80,274	$71,134	$9,140	12.8%
Wholesale and other revenue	50,638	43,332	7,306	16.9%
Total operating revenues	$130,912	$114,466	$16,446	14.4%

Retail Revenue
Retail revenue improved primarily due to an increase in subscriber service revenues of $9.3 million, or 14.5%, partially offset by a decrease in equipment revenues of $0.2 million, or 3.1%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPU. Average subscribers increased by approximately 28,100 subscribers, or 6.6%, growing to an average of 455,700 subscribers for the three months ended September 30, 2013 compared to an average of 427,600 subscribers for the three months ended September 30, 2012. Total ARPU increased $3.36, or 6.6%, to $54.29 primarily resulting from an increase in data revenues. Data revenues increased by $4.9 million, or 19.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily driven by subscriber growth as well as updates to our rate plans in April 2012 and smartphone penetration. Lower equipment revenues for the three months ended September 30, 2013 reflected a reduction in retail pricing to customers due to the competitive landscape.
Wholesale and Other Revenue
Wholesale and roaming revenues from the SNA increased $7.0 million, or 16.9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is primarily the result of the $9.0 million settlement with Sprint, offset by lower voice usage. Roaming revenues from carriers other than Sprint remained relatively consistent for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$46,511	$46,270	$241	0.5%
Customer operations	32,206	30,068	2,138	7.1%
Corporate operations	8,214	8,599	(385)	(4.5)%
Depreciation and amortization	16,559	15,810	749	4.7%
Total operating expenses	$103,490	$100,747	$2,743	2.7%

Cost of Sales and Services – Cost of sales and services increased $0.2 million, or 0.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to increases in network access and cell site expenses, data roaming expense and equipment cost of sales, which totaled $2.8 million or 6.4%, as a result of on-going costs to support subscriber and usage growth. The increases were offset by a $0.6 million decrease as a result of the Sprint settlement and by additional costs incurred in the three months ended September 30, 2012 from a lower of cost or market inventory adjustment and costs due to service interruptions from extended power outages as a result of an unusually severe storm in our network coverage territory, which together totaled approximately $2.0 million.
Customer Operations – Customer operations expense increased $2.1 million, or 7.1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Bad debt expense increased $1.7 million or 78.7% due to an increase in the average balances per account written off and retention expenses increased $1.3 million, or 19.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 driven by an increased volume of upgrades. These increases were offset by decreases in advertising and marketing expense of $0.5 million, or 10%, and other selling expenses of $0.4 million for the three months ended September 30, 2013.
Corporate Operations – Corporate operations expense decreased $0.4 million, or 4.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily driven by reduction in general corporate expenses including a reduction of pension expense as a result of the freeze of future benefit accruals on December 31, 2012.
Depreciation and Amortization – Depreciation and amortization expenses increased $0.7 million, or 4.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in the depreciable assets placed in service.
OTHER EXPENSE
Interest expense increased $2.0 million, or 37.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of the increased loan amount and a higher blended average effective interest rate associated with the Amended and Restated Credit Agreement.

INCOME TAXES
Income tax expense for the three months ended September 30, 2013 and 2012 was $8.3 million and $3.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes.
RESULTS OF OPERATIONS – COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
OPERATING REVENUES
The following table identifies our operating revenues for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
(In thousands)	2013	2012	$ Variance	% Variance
Retail revenue	$236,294	$210,010	$26,284	12.5%
Wholesale and other revenue	133,822	126,581	7,241	5.7%
Total operating revenues	$370,116	$336,591	$33,525	10.0%

Retail Revenue
Retail revenue improved primarily due to an increase in subscriber service revenues of $30.6 million, or 16.3%, partially offset by a decrease in equipment revenues of $4.3 million, or 18.6%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPU. Average subscribers increased by approximately 28,700 subscribers, or 6.8%, growing to an average of 451,100 subscribers for the nine months ended September 30, 2013 compared to an average of 422,400 subscribers for the nine months ended September 30, 2012. Total ARPU increased $4.17, or 8.4%, to $53.99 primarily resulting from an increase in data revenues. Data revenues increased by $15.8 million, or 21.6%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily driven by subscriber growth as well as updates to our rate plans in April 2012 and smartphone penetration. Lower equipment revenues for the nine months ended September 30, 2013 reflected a reduction in retail pricing to customers due to the competitive landscape.

Wholesale and Other Revenue
Wholesale and roaming revenues from the Strategic Network Alliance increased $6.5 million, or 5.3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily the result of the $9.0 million settlement with Sprint, offset by lower voice usage. Roaming revenues from carriers other than Sprint remained relatively consistent for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
OPERATING EXPENSES
The following table identifies our operating expenses for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$133,613	$127,263	$6,350	5.0%
Customer operations	93,137	89,459	3,678	4.1%
Corporate operations	23,878	24,908	(1,030)	(4.1)%
Depreciation and amortization	55,458	45,818	9,640	21.0%
Gain on sale of intangible assets	(4,442)	—	(4,442)	—%
Total operating expenses	$301,644	$287,448	$14,196	4.9%
Cost of Sales and Services – Cost of sales and services increased $6.4 million, or 5.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to increases in network access and cell site expenses, data roaming expense and equipment cost of sales, which totaled $9.0 million or 7.2%, as a result of on-going costs to support subscriber and usage growth. The increases were offset by a $0.6 million decrease as a result of the Sprint settlement and by additional costs incurred in the nine months ended September 30, 2012 from a lower of cost or market inventory adjustment and costs due to service interruptions from extended power outages as a result of an unusually severe storm in our network coverage territory, which together totaled approximately $2.0 million.
Customer Operations – Customer operations expense increased $3.7 million, or 4.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Increases of $4.8 million in bad debt expense, due to an increase in the average balances per account written off, and $0.5 million in advertising and marketing expenses, which contributed to subscriber growth and enhanced brand awareness, were partially offset by reductions in retention and other selling expenses, collectively totaling $1.6 million, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Corporate Operations – Corporate operations expense decreased $1.0 million, or 4.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily driven by reduction in general corporate expenses including a reduction of pension expense as a result of the freeze of future benefit accruals on December 31, 2012.
Depreciation and Amortization – Depreciation and amortization expenses increased $9.6 million, or 21.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to $7.2 million in incremental depreciation expense associated with the replacement of certain legacy assets recognized in 2013, and an increase in depreciable assets placed in service.
Gain on Sale of Intangible Assets – Gain on sale of intangible assets consists of a $4.4 million gain for the nine months ended September 30, 2013 due to the sale of certain intangible assets.
OTHER EXPENSE
Interest expense increased $5.9 million, or 36.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the increased loan amount and a higher blended average effective interest rate associated with the Amended and Restated Credit Agreement.

INCOME TAXES
Income tax expense for the nine months ended September 30, 2013 and 2012 was $18.5 million and $13.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of September 30, 2013, we had $110.9 million of cash, compared to $76.2 million as of December 31, 2012, of which $64.5 million was held in a market rate savings account (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $46.4 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at September 30, 2013 has a rating of A and A1 on long term deposits by Standard & Poor’s and Moody’s, respectively. Our working capital (current assets minus current liabilities) was $111.2 million as of September 30, 2013 compared to $95.7 million as of December 31, 2012.
As of September 30, 2013, we had $590.4 million in aggregate long-term liabilities, compared to $572.2 million as of December 31, 2012, consisting of $486.1 million in long-term debt, including capital lease obligations, and approximately $104.3 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at September 30, 2013 is provided in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended September 30, 2013 there was $6.0 million of excess cash flow which will be added to the restricted payments basket in the next quarter. The balance of the Restricted Payments basket as of September 30, 2013 was $57.9 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of September 30, 2013, there were no commitments associated with the Incremental Commitments.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the nine months ended September 30, 2013 and 2012, respectively:

	Nine months ended September 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$120,149	$89,058
Net cash used in investing activities	(62,896)	(53,305)
Net cash used in financing activities	(22,553)	(31,099)

Operating Activities
Our cash flows from operating activities for the nine months ended September 30, 2013 of $120.1 million increased $31.0 million, or 34.8%, compared to the cash flows from operating activities of $89.1 million for the nine months ended September 30, 2012. Net income, excluding the effects of non-cash items such as depreciation and amortization, and deferred income taxes, increased $14.6 million as a result of increased revenues offset by operating costs. Changes in working capital increased $16.4 million, including the effect of the reversal of the accrual as a result of the settlement with Sprint, timing of cash collected under the SNA, and an increase in inventory primarily to support our smartphone lineup.
Investing Activities
As we continue to expand our network coverage and capacity within our coverage area, we invested $65.2 million in capital expenditures for the nine months ended September 30, 2013. This was higher than the $53.5 million of capital expenditures for the same period last year. Included in the capital spending for the nine months ended September 30, 2013 was $52.0 million of expenditures for additional capacity to support our projected growth, and $13.2 million to maintain our existing networks and other business needs. We currently expect capital expenditures for 2013 to be approximately $80.0 million. We deposited $2.2 million into a separate restricted account to serve as collateral for a letter of credit. We received $4.6 million in proceeds related to the sale of intangible assets.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2013 was $22.6 million compared to net cash used in financing activities of $31.1 million for the nine months ended September 30, 2012. Included in the financing activity for the nine months ended September 30, 2013 was $18.0 million in cash dividends and $3.8 million of repayments on the long term debt. The nine months ended September 30, 2012 included approximately $26.7 million in cash dividends paid. We accelerated the payment of a previously declared dividend, which resulted in dividend payments of $8.9 million occurring on December 28, 2012 rather than in January 2013. On October 23, 2013, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on January 10, 2014 to stockholders of record on December 13, 2013. Although we currently intend to continue to pay regular quarterly dividends on our common stock, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
We believe that our current cash balances of $110.9 million and our cash flows from operations will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $495.0 million at September 30, 2013. Under this facility, the Term Loan A bears interest at a rate equal to either 3.50% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.50% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $1.1 million as of September 30, 2013.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At September 30, 2013, our financial assets included cash of $110.9 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at September 30, 2013.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at September 30, 2013, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$495,000	$489,184	$501,207	$477,540
Capital lease obligations	1,058	1,058	1,164	953
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 350 bps and 475 bps for Term Loan A and Term Loan B, respectively). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At September 30, 2013, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at September 30, 2013 we had approximately $64.5 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this quarterly report, including the updated risk factor below, as well as other information in our subsequent filings with the SEC, you should carefully consider the risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or future results.
Revised Form 10-K Risk Factors related to the Strategic Network Alliance

The pricing arrangements under our Strategic Network Alliance with Sprint may fluctuate and there could be a decrease in the usage of our networks by Sprint customers, either of which could result in a decline in our wholesale revenues.

Under the Strategic Network Alliance, our wholesale revenues are based on usage of our network by Sprint’s customers, priced at the applicable rates and terms for each of the service categories. As of February 1, 2013, the parties amended the terms of the Strategic Network Alliance so that the effective minimum amount payable by Sprint thereunder would be $9,250,000 per month. The effective monthly minimum is subject to annual adjustments as of January 1, 2014 and 2015 that could result in an immaterial increase or decrease of the effective monthly minimum. However, Sprint could make changes to its subscriber contracts and national calling plans that could result in a decline in their overall subscriber base or Sprint may choose to manage its customers or distribution in our local territories differently or take steps that reduce customer data or voice usage of our network. Additionally, we could experience migration by Sprint of its customers to non-CDMA technology or see a decline in the usage of our network by Sprint if, without limitation, we are unable to meet customer demand for data services or fail to successfully design, build and deploy new technologies and services. If any or all of such events were to occur, or if, for any other reason, fewer Sprint customers were using our network or we experience lower usage of our network by Sprint, we could experience reduced revenues from Sprint. Accordingly, our wholesale revenues in 2014 and 2015 could decline from the 2013 monthly levels and could be reduced to the amount of the effective monthly minimum, as adjusted pursuant to the terms of the Strategic Network Alliance, which would negatively impact our profitability.

Under the Strategic Network Alliance with Sprint, there are provisions, including rate reset provisions, which could, and have, resulted in disputes from time to time. There is a dispute resolution process provided in the agreement which historically the parties have used in order to resolve open disputes. However, there can be no assurance that any future disputes will be resolved to our satisfaction and it is possible that the dispute resolution process might yield a result that would potentially lower Sprint’s payment obligations, which could have a material adverse effect on our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three and nine months ended September 30, 2013 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at September 30, 2013. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1*
First Amendment to Resale Agreement dated as of September 20, 2013 among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. (“Sprint Spectrum”) and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (1)

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
(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: November 5, 2013	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 5, 2013	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: November 5, 2013	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)