Form 10-K
period 2013-12-31
NTELOS HOLDINGS CORP
filed 2014-02-27
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013 was $253.3 million (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.
There were 21,527,846 shares of the registrant’s common stock outstanding as of the close of business on February 24, 2014.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2014 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

GLOSSARY OF TERMS AND ABBREVIATIONS

1xRTT	Single-Carrier Radio Transmission Technology
3G	Third Generation of Mobile Telephony Standards
4G	Fourth Generation of Mobile Telecommunication Standards
Amended and Restated Credit Agreement	Amendment No.6, dated November 9, 2012, of the Original Credit Agreement and as further amended and restated as of January 31, 2014
ARPU	Average Monthly Revenue per User
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AWS	Advanced Wireless Services
BRS	Broadband Radio Service
CALEA	Communications Assistance for Law Enforcement Act of 1994
CDMA	Code Division Multiple Access
CMRS	Commercial Mobile Radio Service
Communications Act	Communications Act of 1934, as amended
Congress	United States Congress
EV-DO	Evolution Data Optimized Revision A
Exchange Act	Securities Exchange Act of 1934, as amended
FAA	Federal Aviation Administration
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LEC	Local Exchange Carrier
LIBOR	London Interbank Offered Rate
LTE	Long-Term Evolution Wireless Technology
Lumos Networks	Lumos Networks Corp.
MHz	Megahertz
MLA	Master License Agreement
MSC	Mobile Switching Center
MVNO	Mobile Virtual Network Operator
NASDAQ	NASDAQ Stock Market LLC
NEPA	National Environmental Policy Act
NOL	Net Operating Loss
NPRM	Notice of Proposed Rule Making
Original Credit Agreement	Credit Agreement dated August 7, 2009
PCS	Personal Communications Services
POPs	Population
PSAP	Public Safety Answering Point
Quadrangle	Quadrangle Capital Partners LLP and certain of its affiliates
RUS	Rural Utilities Service
SEC	United States Securities and Exchange Commission
SprintCom	SprintCom, Inc., a Kansas corporation
Sprint Spectrum	Sprint Spectrum L.P., a Delaware limited partnership
USF	Universal Service Fund
UTB	Unrecognized Income Tax Benefit
VoIP	Voice over Internet Protocol

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
General
We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. We offer wireless voice and digital data PCS products and services to retail and business customers under the “NTELOS Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or the "SNA".
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

Our strategic marketing differentiator is based upon an approach of offering each customer The Best Value in Wireless, which we define as a robust nationwide coverage area, simple, flexible wireless rate plans, and popular wireless handsets.
Our coverage includes the markets listed in the table below.

Virginia				West Virginia				Other
•	Charlottesville	•	Lynchburg	•	Beckley	•	Huntington	•	Ashland, KY
•	Clifton Forge	•	Martinsville	•	Bluefield	•	Lewisburg	•	Cumberland, MD
•	Covington	•	Richmond	•	Charleston	•	Martinsburg	•	Hagerstown, MD
•	Danville	•	Roanoke	•	Clarksburg	•	Morgantown	•	Outer Banks of NC
•	Fredericksburg	•	Staunton	•	Fairmont	•	Parkersburg	•	Portsmouth, OH
•	Hampton Roads / Norfolk	•	Tazewell					•	Chambersburg, PA
		•	Waynesboro
•	Harrisonburg	•	Winchester
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
We hold licenses for all of the 1900 MHz PCS spectrum used in our network. As of December 31, 2013, we operated our CDMA network in 22 basic trading areas with licensed POPs of approximately 8.0 million and spectrum depth that generally range from 20 – 30 MHz. We also hold licenses in seven additional basic trading areas, which currently are considered excess spectrum.

•	AWS/Other
We hold seven AWS licenses in seven cellular market areas with licensed POPs of approximately 1.4 million and spectrum depth of 20 MHz, all of which are located within our existing PCS licensed markets. This spectrum, which currently is not deployed, is intended to be used by mobile devices for voice, data, video and messaging services. We also hold BRS licenses in western Virginia.
Retail Operations
Our customers can choose from a variety of our high-speed, dependable nationwide postpay and prepay services. Our “value” proposition targets value-conscious consumers who want high-speed nationwide network service and performance, a broad array of devices and smartphones, and local customer service. It also focuses on unlimited services that include nationwide coverage through our wholesale relationship with Sprint and other roaming partners.
We currently offer approximately 20 devices across 13 brands, including Apple iPhone, Motorola, LG, Samsung and HTC products, and offer our customers smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no-contract services. We have also added improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience. As of December 31, 2013, our wireless retail business had approximately 464,600 NTELOS retail subscribers, representing approximately 7.7% of our total covered POPs.
We generate retail subscriber revenues from network access, data services, feature services and equipment revenues. For the years ended December 31, 2013, 2012 and 2011, we recognized retail revenues of $317.1 million, $285.1 million and $278.1 million, respectively. The mix of voice, data and other feature revenues has continued to change during the current year due to several factors including a shift in customer preferences to more data-centric services resulting in an increased sales emphasis on smartphones and other data-centric devices coupled with a broader array of data packages.
Our customer service is supported by three regional call centers, 61 company-operated direct retail locations, 384 indirect retail distribution locations, and an additional 459 third-party payment centers. We also offer an interactive web presence, which provides customers with access to their account, auto-pay billing service, account monitoring services such as overage text alerts and other customer care support. Advertising and marketing is geared towards enhancing brand consideration and attracting customers from other wireless carriers (“switchers”) who want comparable features and national coverage at a better value. Our primary focus has been on high-value postpay customers, data users and the higher end of the prepay market. In late 2013 we changed our pricing structure for contract services to focus on flexibility and simplicity for customers. Our nControl plans include various voice, messaging, and data usage options, including unlimited, that provide maximum flexibility and customization. Additionally, these plans have a customizable structure for families and individuals with multiple devices, with different levels of monthly device pricing for smartphones, data cards, and feature phones.
We also market FRAWG Wireless, a no contract service intended to attract consumers who choose a prepay service option. FRAWG Wireless is a simple service offering that has a minimum number of plans, offers attractive features and provides national or regional coverage. This “no contract” option generally has a higher retail price on the device and offers a variety of competitive rate plans. Our acquisition costs per prepay customer are substantially lower than for a postpay customer due to the lower handset subsidy and lower selling and advertising costs.
Service Offerings
The table below briefly describes our postpay and prepay plans and provides a breakdown of subscribers as of December 31, 2013:

Product	Retail Subscribers	% of Subscribers	Description
Postpay	306,700	66.0%	•	Branded as NTELOS Wireless
			•	High-speed, dependable nationwide coverage
			•	1- or 2-Year service agreements that can share up to twelve lines for an additional fee
			•	Usage based and unlimited plans that offer customers voice, text and data services
			•	Plans are offered for individuals and families and include long distance calling, caller ID, three-way calling and voicemail
			•	Plans may include roaming and a variety of value-added options such as Enhanced 411 Directory Assistance, ringback tones, anonymous call blocking and handset insurance
			•	Broad array of full featured handsets and smartphones, including popular brands such as Apple, Samsung, LG, Motorola and HTC
			•	Anytime upgrades provide an easy device replacement option for users
•
Other data service offerings consist of text and picture messaging, mobile broadband access through hotspots, and access to a variety of applications, including games, ring tones and other mobile applications

Prepay	157,900	34.0%	•	Branded as FRAWG Wireless
			•	Usage based and unlimited nationwide voice, text and data services
			•	Broad array of full featured handsets and smartphones, including popular brands such as Apple, Samsung, LG, Motorola and HTC
			•	Prepackaged version of FRAWG Wireless includes a handset and a month of service in a “grab and go” package that can be found at convenience stores and neighborhood retailers
			•	Monthly charges are paid in advance using most accepted forms of payment via web, handset app, interactive voice response, phone or in person
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

Marketing efforts are focused on building brand consideration and driving value-conscious consumers to our retail locations, indirect agent locations, inside sales associates and e-commerce. The Company uses a blended media strategy that includes print, broadcast, direct mail, billboard, digital and social media to reach potential customers. Messaging is focused primarily on our value proposition which features comparable savings for dependable nationwide coverage and popular handsets at affordable prices. We also have added features and improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.
We continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. We have focused resources on enhancing our direct distribution channel by refining our store locations, appearance and customer service experience. We have also expanded our indirect distribution channel by using regional master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations. In the year ended December 31, 2013, approximately 58% of gross additions were acquired through direct channels and at December 31, 2013, there were 61 company-operated direct retail locations most of which have been modernized to a high-tech merchandising design, which included an updated service, accessory and device presentation format. We also enhanced our selling process with improvements in activation speeds, competitive rate plan analytics and retail store leader training.
Our direct distribution is supplemented by two master agents and two NTELOS-branded dealers with 384 indirect retail distribution locations which include 78 exclusive NTELOS branded locations. We also have more than 450 third party payment centers located throughout our service area. Our master agent program allows us to recruit experienced master agents, introduce the “Exclusive Retail Partner program” that we believe enhances our brand positioning with additional branded retail locations, and recruit experienced multi-unit retailers.
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
Wholesale Operations
We provide wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the SNA with Sprint in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area for all Sprint CDMA wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised. For the years ended December 31, 2013, 2012 and 2011, we realized wholesale and other revenues of $174.8 million, $168.9 million and $144.5 million, respectively.
The SNA covers Sprint wireless customers in its western Virginia and West Virginia service area, including the following markets (collectively, the “Market”): Charlottesville, Danville, Lynchburg, Martinsville, Roanoke and Staunton / Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg/Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. In addition to PCS services, the SNA gives us exclusivity for all other CDMA services in the Market. We also provide roaming/travel services in the Market to all Sprint PCS customers. The SNA also permits our NTELOS-branded customers to access Sprint’s national wireless network.
The SNA provides that the PCS service we provide to Sprint customers will be of a quality and clarity substantially equivalent to the service we provide to our retail customers in the Market. We have met all contractual build and network technology requirements under the SNA and we are not required under the SNA to make any future investment in any subsequent high speed data transfer technology or any other significant network upgrade requested by Sprint to support its customers. However, the agreement does provide that we must augment or expand our facilities, including implementing commercially reasonable network upgrades at our expense to provide the products and services supported by us as of the execution date of the agreement and to maintain compliance with performance specifications set forth in the agreement. Sprint must reimburse us for a proportional amount of the expenses incurred to comply with all future network obligations mandated by governmental authorities or new industry standards.
The SNA prohibits Sprint from, directly or indirectly, commencing construction of a PCS wireless communications network in the Market until 18 months prior to the termination of the SNA. Sprint is further prohibited from, directly or indirectly, contracting for, or launching, any wireless communications network that provides PCS services in the Market until the termination of the SNA, including all renewals thereof. Sprint may request that we add coverage in an area within the Market that it does not currently serve. These requests have historically aligned with our retail expansion plans and accordingly were constructed. However, if we choose not to add coverage to our network, Sprint may construct its own cell sites or take such other action to provide geographic coverage in a portion of the Market not served by us.
In September 2013 the parties amended the terms of the SNA so that the effective minimum amount payable by Sprint thereunder is $9,250,000 per month. The effective monthly minimum is subject to annual adjustments as of January 1, 2014 and 2015 that could result in an increase or decrease of the effective monthly minimum. There was no adjustment as of January 1, 2014.
Fixed Wireless Broadband Trial

In October 2013 we executed an agreement with a wholly-owned subsidiary of DISH Network Corporation (“DISH”) to co-develop a fixed wireless broadband service. The service will be offered commercially on a limited trial basis in markets where our companies have a high concentration of customers in western Virginia. The trial markets include Roanoke, Staunton, Waynesboro and Charlottesville, Virginia. We are targeting early 2014 for rollout, with trial services covering approximately 600,000 residents. Following a similar approach used in the initial trial deployment, we will install outdoor routers designed to receive a 2.5 GHz LTE signal. These units are ethernet connected to a wireless router in the home, facilitating broadband internet access throughout the premises.
Network Technology
As of December 31, 2013, we had 1,444 cell sites in operation and we owned 120 of these cell sites and leased the remaining 1,324 cell sites (approximately 92%). Of the leased cell sites, 554 (approximately 42%) are installed on structures controlled by two tower companies, Crown Communications and American Tower. The MLA with Crown Communications commenced in 2000 and 2001 with an initial 5-year term with three optional 5-year renewal terms and was renewed for the second of three 5-year lease renewal terms in 2010 and 2011. Additionally, we entered into a MLA with American Tower in 2001 with an initial lease term of 12 years and three optional 5-year renewal terms. The MLA with American Tower was renewed for the first of three 5-year lease renewal terms in 2013.
We are continuing to make network improvements, particularly within our existing service coverage areas, including network expansion and cell site additions. As of December 31, 2013, 100% of our cell sites have Evolution Data Optimized Revision A (“EV-DO”) technology, which provides us with the technical ability to support 3G high-speed mobile wireless data services. We are currently upgrading portions of our network to fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”). We launched 4G LTE in several markets in the fourth quarter of 2013 and as of December 31, 2013 83 towers have been upgraded to 4G LTE. We anticipate completing the initial build out in 2014 and will continue to add capacity to support increased subscribers and growth in data and voice usage.
Switching Centers
We employ four MSCs, two are located in the Virginia East region, one is in the Virginia West region and one is in West Virginia. All MSC facilities are company-owned with the exception of one West Virginia facility, which is leased. The MSCs also house adjunct platforms that enable services including text messaging, voicemail, picture messaging, data services and over-the-air functionality (the ability to download information to the handset via our wireless network).
Network Performance
We set high network performance standards and continually monitor network quality metrics, including dropped call rates and blocked call rates. We currently exceed Sprint’s network performance standards, as established in the agreement, in the regions underlying the SNA.
Competition
The retail market for wireless broadband mobile services is highly competitive. We compete directly with other facilities and non-facilities based wireless broadband mobile and fixed service providers, wireline, internet, cable, satellite and other communications service providers. We believe that competition for customers among wireless broadband providers is based on price, service area, brand awareness and reputation, services and features, handset selection, call quality and customer service. The wireless industry also includes alternative facilities-based providers such as Clearwire and DISH. DISH received authority to operate terrestrial-only wireless services from the FCC, which allows DISH the ability to fully compete with existing terrestrial wireless networks.
In 2013, we saw continued emphasis by our postpay competitors on selling bundled services, which include voice, text and data, as well as expanding unlimited nationwide services, often at reduced prices. Our value proposition in the postpay market competes with several nationwide and regional carriers including AT&T, Sprint, Verizon, T-Mobile and U.S. Cellular, as well as a number of reseller/affiliates of some or all of these companies. These competitors have financial resources, marketing resources, brand awareness, equipment availability, and customer bases significantly greater than ours. We expect postpay competition to continue to be intense as the market exceeds 100% penetration and carriers focus on taking market share from competitors. In addition, many of these major operators have completed or are in the midst of a 4G LTE deployment as demand for higher data speeds increases. We expect these competitors will continue to build and upgrade their networks in areas in which we operate.
Competition in the prepay market space has continued to intensify, particularly with aggressively-priced, nationwide, unlimited plan offerings by our competitors. In addition, our competitors continue to significantly increase their points of distribution and advertising. These competitors have access to a large number of points of distribution, including large big box retailers. We also face competition from companies that resell prepay wireless service to customers but do not hold FCC licenses or own their own networks, referred to as MVNOs. These competitors include, but are not limited to Boost, Straight Talk, Virgin Mobile, TracFone, Simple Mobile and Net10. We differentiate ourselves from our competitors by offering high value products and plans, dependable high-speed nationwide services and by providing local customer service and retail support coupled with a strong commitment to the community.
Employees
As of December 31, 2013, we had approximately 970 employees. None of our employees are covered by a collective bargaining agreement or represented by an employee union. We believe that we have good relations with our employees.
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
Our wireless operations are subject to various federal and state laws intended to protect the privacy of customers who subscribe to our services. The FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information, received from subscribers and that govern procedures for release of such information. On November 1, 2008, the FTC’s “Red Flag” rules went into effect and the FTC began to enforce those rules on December 31, 2010. Among other requirements, the Red Flag rules require companies to develop and implement written Identity Theft Prevention programs. The FTC is considering additional regulations governing on-line behavioral marketing and consumer privacy. Congress, federal agencies and states also are considering imposing additional requirements on entities that possess consumer information to protect the privacy of consumers. In February 2013, the President of the United States issued an executive order which establishes additional measures for the voluntary sharing of cyber security information, requires certain critical industry participants to adopt certain cyber security measures, and potentially may limit participation in government contracts to companies which have adopted certain cyber security measures.
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
Transfer and Assignment of PCS and AWS Licenses
The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS or AWS system, with limited exceptions, and the FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Although we cannot be certain that the FCC will approve or act in a timely fashion upon any future requests for approval of assignment or transfer of control applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. In the course of such review, we further note that the FCC engages in a case-by-case competitive review of transactions that involve the consolidation of spectrum licenses. Because an FCC license is necessary to lawfully provide PCS and/or AWS service, if the FCC were not to approve any such filing, our business plans would be adversely affected. The FCC released an NPRM in October 2012 seeking comment on whether to use a different method to determine undue concentration with respect to spectrum holdings, including whether to eliminate the case-by-case application of a spectrum screen in favor of a bright-line spectrum cap. We are unable to predict with any certainty the likely timing or outcome of this proceeding.
Foreign Ownership
Under existing law, no more than 20% of an FCC CMRS licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC CMRS licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership in CMRS licensees, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations who are members of the World Trade Organization. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions. In 2013, the FCC streamlined its policies and procedures for reviewing foreign ownership of U.S. companies with common carrier licenses, such as ourselves, under the Communications Act.
E-911 Services
The FCC requires CMRS carriers to make available basic 911 and E-911 emergency services to subscribers that provide the caller’s telephone number and detailed location information to emergency responders, and to make available 911 emergency services to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of E-911 services in their locales. In January 2011, FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. Carriers have two years from the effective date of the new rules to implement these requirements and may exclude 15% of counties or PSAP heavily forested areas. These rules reflect a general consensus between the wireless industry and the public safety community. The FCC also has issued an NPRM seeking comment on potential future modifications and enhancements to the current rules. In December 2012, four nationwide wireless carriers agreed to voluntarily provide text-to-911 services to capable PSAPs beginning in June 2014 and bounce-back messages by June 2013 to customers indicating the unavailability of such services. In 2013, the FCC adopted rules requiring wireless carriers, such as ourselves, and certain other text messaging service providers to send an automatic ‘bounce-back’ text message to consumers who try to text 911 where text-to-911 is not available, indicating the unavailability of such services. The FCC continues to consider the application of additional text-to-911 obligations to all wireless carriers. We are currently evaluating these additional rules, which could require significant capital expenditures to comply with additional FCC regulatory mandates.

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
West Virginia PCS Alliance, L.C., our subsidiary, participated in the Mobility Fund I reverse auction on September 27, 2012. On October 3, 2012, the FCC announced that we had bid successfully for approximately $5.0 million of Mobility Fund I support. In June 2013, the FCC authorized Mobility Fund Support for our winning bid, which allowed for the first disbursement of funds to us, in the amount of approximately $1.7 million. These funds will allow us to expand our voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage.
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
Tower Siting
Under the Communications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. They are permitted to manage public rights of way and they can require fair and reasonable compensation for use of such rights of way. These authorities, however, may not legally discriminate against or prohibit our services through their use of zoning authority. The FCC adopted rules that are intended to expedite siting decisions by state and local authorities, but the rules currently are subject to appeal before the United States Supreme Court. Wireless networks also are subject to certain FCC and FAA regulations regarding the location, marking, lighting and construction of transmitter towers and antennas and are subject to regulation under the NEPA, the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC’s rules require antenna structure owners to notify the FAA of structures that may require marking or lighting, and there are specific restrictions applicable to antennas placed near airports. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In some jurisdictions, local laws, zoning or land-use regulations may impose similar requirements.
Network Neutrality Regulations
In December 2010, the FCC adopted network neutrality regulations that apply to broadband wireless Internet access services, including those offered by us. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services and to content, application and service providers who seek access to a carrier’s network. Mobile wireless broadband Internet providers also would not be able to block consumers from accessing lawful websites, nor block applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. In early 2014, the Court of Appeals for the District of Columbia vacated all of the network neutrality regulations as currently constituted, with the exception of the transparency rule, which remains in effect, as exceeding the FCC’s authority.

The FCC, in February 2014, stated that it will soon publish a notice of proposed rulemaking to consider the adoption of additional network neutrality rules that would be consistent with the Court's ruling.  The FCC also noted that it is committed to the principles of network neutrality and would be vigilant in monitoring carrier actions.  We cannot predict with any certainty the likely timing or outcome of any FCC action.
Miscellaneous
We also are subject or potentially subject to numerous regulatory requirements, including, paying regulatory fees; number administration; number pooling rules; rules governing billing; technical coordination of frequency usage with adjacent carriers; height and power restrictions on our wireless transmission facilities; rules regarding radio frequency limits; outage reporting rules; and rules requiring us to offer equipment and services that are hearing aid compatible and accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how they may affect our business, financial condition or results of operations. In addition, a number of states and localities have banned, or are considering banning or restricting, the use of wireless phones while driving a motor vehicle. Texting while driving in Virginia is prohibited. West Virginia prohibits text messaging and use of handheld cell phones while driving, although use of hands-free devices is allowed.

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
In our highly competitive and penetrated market, our competitors are generally nationwide in scope and have significantly greater resources than us. In addition, they can be extremely aggressive in product and service pricing as well as promotional initiatives that reduce the cost of the handset and contract termination fees to existing and potential customers, all of which may negatively impact our ability to attract and retain subscribers.
If our business strategy is unsuccessful and we are unable to differentiate our products and services from those offered by our competitors, we may have difficulty attracting new customers and retaining current subscribers, which could adversely affect our business, financial condition and operating results due to reduced revenues and higher operating costs.
The telecommunications industry is generally characterized by rapid development and technological innovations, which could increase our operating costs and diminish our ability to attract and retain subscribers, and have an adverse effect on our business, financial condition and operating results.
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 4G LTE or other technologies. A number of our competitors have deployed next generation technologies that are focused on the provisioning of mobile data services with higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes, to complete our 4G network upgrade plan, and to offer, on a timely basis, services that meet customer demands.
As new technologies are developed and deployed by competitors in our service area, some of our subscribers may select other providers’ offerings based on price, capabilities and personal preferences. We may not be able to respond to future changes and obtain access to new technologies on a timely basis or at an acceptable cost. To accommodate the next generation of applications and streaming video speeds significantly above that of our current technology will require substantial technological changes to our network and may require additional spectrum in certain markets. The development of these new technologies, products and services may cause us to incur considerably more in capital expenditures and incremental operating costs than we have anticipated. To the extent that we do not keep pace with technological advances, fail to offer technologies comparable to those of our competitors or fail to respond timely to changes in competitive factors in our industry, we could lose existing customers and experience a decline in revenues and net income. Each of these factors could have a material adverse effect on our business, financial condition and results of operations.
The loss of our largest wholesale customer, Sprint, could materially adversely affect our business, financial condition and operating results.
We generated approximately 34% of our operating revenues for the year ended December 31, 2013 from the SNA with Sprint. The SNA will automatically renew on July 31, 2015 for three years at the then current rates unless either party provides a termination notice no less than 180 days prior to July 31, 2015. If we were to lose Sprint as a customer, or if Sprint were to become financially unable to pay our charges, our business, financial condition and operating results would suffer material adverse consequences due to lost revenues and decreased cash flows. Additionally, if we are unable to modify, extend or expand the SNA, our financial condition and operating results could be materially adversely affected.

The pricing arrangements under our SNA with Sprint may fluctuate and there could be a decrease in the usage of our networks by Sprint customers, either of which could result in a decline in our wholesale revenues.

Under the SNA, our wholesale revenues are based on usage of our network by Sprint’s customers. In September 2013, the parties amended the terms of the SNA so that the effective minimum amount payable by Sprint thereunder is $9,250,000 per month. The current effective monthly minimum is subject to annual adjustments as of January 1, 2014 and 2015 that could result in an increase or decrease of the effective monthly minimum. There was no adjustment as of January 1, 2014. Sprint could make changes to its subscriber contracts and national calling plans that could result in a decline in its overall subscriber base or Sprint may choose to manage its customers or distribution in our territories differently or take steps that reduce customer data or voice usage of our network. Additionally, we could experience migration by Sprint of its customers to non-CDMA technology or see a decline in the usage of our network by Sprint if we are unable to meet their customer demand for data services or fail to successfully design, build and deploy new technologies and services. If any or all of such events were to occur, or if, for any other reason, fewer Sprint customers were using our network or we experience lower usage of our network by Sprint, we could experience reduced revenues from Sprint. Accordingly, our wholesale revenues in 2014 and 2015 could decline from the 2013 monthly levels which would negatively impact our profitability.

Under the SNA with Sprint, there are provisions, including rate reset provisions, which could, and have, resulted in disputes from time to time. There is a dispute resolution process provided in the agreement which historically the parties have used in order to resolve open disputes. However, there can be no assurance that any future disputes will be resolved to our satisfaction and it is possible that the dispute resolution process might yield a result that would potentially lower Sprint’s payment obligations, which could have a material adverse effect on our business, financial condition and operating results.
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
We anticipate we will need to acquire or gain access to additional spectrum in order to continue our customer growth, maintain our quality of service, meet increasing customer demands and deploy new technologies. The wireless industry in general is experiencing a radio spectrum shortage and there is no assurance that any additional spectrum will be made available by Congress or the FCC, through auction or otherwise, on a timely basis, on terms and conditions or under service rules that we consider suitable for our commercial uses. Any additional spectrum made available from the FCC or from third parties may not be compatible with our existing spectrum, may not be readily usable as a result of the lack of technical standards of that spectrum, or we may not be able to acquire such spectrum at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers who, in the past, generally have been disinclined to divest or lease spectrum in secondary market transactions, may reduce our ability to obtain or gain access to additional spectrum from other carriers.
The FCC has authority to conduct an incentive auction of broadcast spectrum, as well as up to 65 MHz of additional spectrum, including the 20 MHz AWS-3 Block and up to 15 MHz of the AWS-2 Block. The FCC has announced plans to utilize this authority to auction broadcast spectrum pursuant to an incentive auction. The opportunity to obtain or gain access to additional spectrum is particularly important to expand the capacity of our systems, in light of the increased consumption of mobile data services by consumers, and to allow us to offer new services. However, the FCC has taken, and may take further actions, to impose new construction requirements and other conditions on the use of broadband spectrum licenses, such as heightened build-out requirements or open access requirements that may make it less attractive or economical for us. In addition, the FCC may refuse to recognize an acquisition and transfer of spectrum licenses from others.
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
If suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of devices and accessories, or the products and services we require to operate our network successfully.
We depend on a limited number of key suppliers and vendors, including Apple, Samsung and others, for devices and accessories. Due to the scale of our operations, we may have difficulty obtaining specific types of devices, applications and content in a timely manner, or at all. The lack of availability to us of some of the latest and most popular devices, applications, and content, whether as a result of exclusive dealings, volume discounting, or otherwise, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to aggressively offer device promotions with increased features, functionality and applications.
As the national carriers move to 4G devices, the availability of 3G devices may decline and our costs may increase. In addition, rapid technological changes may result in having to discount older device models on a quicker basis than we originally anticipated. If our suppliers experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products we require to operate our businesses successfully. To the extent we cannot effectively manage our device inventories to meet the demands of our customers, we may not be able to attract and retain subscribers and our results of operations could be adversely affected.
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
We may incur significantly higher wireless device subsidy and other costs than we anticipate in attracting new and retaining current subscribers.
Subscribers are purchasing data-centric devices and smartphones, including the iPhone, as technological innovations occur. We subsidize a significant portion of the price of wireless devices and incur sales commissions and other costs on the sale or upgrade of devices. The cost of these multi-functional devices continues to increase as the number of features and applications they support increase. In addition, we believe we generally pay more, on average, to purchase devices than many of our national competitors, who buy from manufacturers in larger volumes. However, end user and out the door pricing have not changed substantially, resulting in higher equipment subsidies. As more subscribers purchase or upgrade to new data-centric devices and smartphones, our business, financial condition and operating results could be adversely affected during the period of the sale or upgrade. Also, if we do not continue to subsidize the cost of the device for upgrades, subscribers could choose to deactivate the service and move to other carriers.
The loss of or inability to obtain voice and/or data roaming agreements, including 4G LTE data roaming, at cost-effective rates could have a material adverse effect on our business.
We rely on roaming agreements, primarily with Sprint and also with other wireless carriers, to provide nationwide coverage. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may be required to pay significant amounts of money for roaming service and we may be unable to provide competitive regional and nationwide wireless service to our customers on a cost-effective basis. In addition, if we are unable to meet our customers’ expectations for nationwide coverage for the services they want, including 4G LTE data roaming, it could reduce the number of new customers we add to our services and may increase our customer churn. Any inability to retain or obtain such roaming agreements at cost-effective rates may limit our ability to compete effectively for subscribers, which could materially adversely affect our business, financial condition and operating results.
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
We have 384 indirect distribution retail locations. Many of our indirect distribution outlets are not exclusive dealers, which means that these dealers may sell other third-party products and services in direct competition with us. As more of our competitors use third-party dealers to sell their products and services, competition for dealers intensifies and larger wireless carriers may be able to switch our indirect distribution agents to their products and services by presenting more lucrative commissions and other benefits, due to a wider variety of products and services offered by these competitors. Additionally, due to dealer mismanagement, industry trends, macro-economic developments, or other reasons, our indirect distribution agents may experience problems and may be unable to continue their operations or grow their operations. As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business. Additionally, a number of dealers that sell our products and services operate a significant number of separate locations. The loss of one or more of such dealers could have a material adverse impact on our business.
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
As of January 31, 2014, our total outstanding debt, including capital lease obligations, was approximately $534.7 million. The significant amount of cash required to service our contractual obligations could substantially limit our resources for alternative capital needs by, among other things:

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

The NTELOS Inc. Amended and Restated Credit Agreement imposes operating covenants and restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.
The NTELOS Inc. Amended and Restated Credit Agreement imposes operating covenants and restrictions on our subsidiaries. These covenants and restrictions generally:

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
Consolidation in the wireless industry and resulting economies of scale has led to the two largest providers of wireless services dominating the market, and gives such providers the ability to offer increased services or access to wider geographic markets and to place restrictions on providing roaming services to other carriers, such as us, on reasonable terms or at all. The wireless industry also includes alternative facilities-based providers of wireless services which may now compete directly with existing terrestrial wireless networks, such as ours. We cannot predict the number of competitors that will emerge and any increased competition from existing and additional service providers in our local territories could make it more difficult for us to attract and retain customers. Also, further industry consolidation of our roaming partners and access providers could adversely affect the rates and access fees we are charged or can charge. As a result, the evolving competitive landscape in our territories may harm and restrict the manner in which we operate our business, which could negatively affect our revenues, operating margins and/or profitability.
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
We have historically paid regular quarterly dividends on our common stock. Consistent with our existing practice, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.
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
As of December 31, 2013, approximately 92% of our cell sites were installed on leased facilities, with approximately 42% of the leased facilities installed on facilities owned by two tower companies, American Tower and Crown Communications, pursuant to license agreements, lease agreements, master lease agreements or master license agreements that govern the general terms of our use of that company’s facilities. If a license agreement, lease agreement, master lease agreement or master license agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its facilities, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of tower companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these tower companies either on terms comparable to those we have today or at all. If any of the tower companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use facilities leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

A disruption in our system infrastructure, including those from our third-party vendors, or our systems’ ability to support changes in technologies and services expected by customers, could materially adversely affect our business.

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service, capture financial data and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems. A disruption in our systems could be caused by aging systems and software, improperly installed new or upgraded business intelligence tools, performance issues experienced from our third party vendors, and dependency on licensing agreements. Additionally, our systems may not be able to support new technologies or changes to add and retain customers. In the event of any such disruption or inability to support technologies or expectations, we may not be able to conduct business in the normal course, which could cause a loss of customers and revenue and incur significant costs to repair or replace such systems.
A disruption to our operations or those of other companies critical to our network operations could cause delays or interruptions of service, which could cause us to lose revenues and incur expenses.
To be successful, we must provide our customers reliable network service. Some of the risks to our network and infrastructure include:

•	physical damage to outside plant facilities including third-party locations and network providers;

•	power surges or outages;

•	software defects;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities or severe weather; and

•	failures in operational support systems.
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
Security breaches related to our physical facilities, and cyber-attacks or other breaches to our computer networks, informational databases, and third party vendors may cause harm to our business and reputation and result in a loss of customers.
Our physical facilities and information systems may be vulnerable to physical break-ins, cyber-attacks, computer viruses, theft, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in more substantial harm perpetrated by third parties. This could damage our business and reputation, and result in a loss of customers and increase in our costs.
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
Long-lived and indefinite-lived assets represent the single largest asset class on our consolidated balance sheets, accounting for approximately 63% of total assets. As of December 31, 2013, we had $319.4 million of property, plant and equipment, net, $131.8 million of radio spectrum licenses and $70.7 million of goodwill and other intangible assets. We test goodwill and other indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the book amount may not be recoverable. If we are unable to maintain or improve our results of operations and cash flows in some or all of our markets, it could lead to a material impairment charge in our consolidated financial statements.
The impact of economic downturns or other conditions leading to a decline in consumer discretionary spending may harm our business and materially adversely impact our operating results.
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
The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with a number of regulatory requirements, including, but not limited to, E-911, CALEA and the customer privacy mandates of the Customer Proprietary Network Information rules. We also must comply with regulations pertaining to the provisionally winning bid of our subsidiary in Mobility Fund Phase I. The FCC has taken an expansive view with respect to the scope of its authority over wireless carriers, which may lead to increased regulation of such carriers in the future. In addition, we must pay a variety of federal and state surcharges and fees on our gross revenues derived by interstate and intrastate services, the amount of which may be subject to review and revision in the future. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.
On January 18, 2011, new FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These new rules reflect a general consensus between the wireless industry and the public safety community. In addition, the FCC, in December 2010, adopted net neutrality rules for mobile broadband Internet providers in which such providers are required to (1) make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier’s network and (2) refrain from blocking consumers from accessing lawful websites or applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. In early 2014, the Court of Appeals for the District of Columbia vacated all of the network neutrality regulations as currently constituted, with the exception of the transparency rule, which remains in effect, as exceeding the FCC’s authority. The FCC, in February 2014, stated that it will soon publish a notice of proposed rulemaking to consider the adoption of additional network neutrality rules that would be consistent with the Court's ruling.  The FCC also noted that it is committed to the principles of network neutrality and would be vigilant in monitoring carrier actions.  We cannot predict with any certainty the likely timing or outcome of any FCC action.
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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements or may have a material adverse effect our business.

In accordance with Section 404 of the Sarbanes-Oxley Act, we along with our independent registered public accounting firm are required to report on the effectiveness of internal control over financial reporting. Failure to design and maintain effective internal controls could constitute a material weakness which could result in inaccurate financial statements, inaccurate disclosures or failure to prevent fraud. If we were unable to conclude that we have effective internal controls, investor confidence regarding our financial statements and our business could be materially adversely affected.
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
As of December 31, 2013, Quadrangle beneficially owned approximately 4.2 million shares of our common stock, or approximately 19% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, including a representative of Quadrangle being Chairman of the Board of Directors, Quadrangle continues to have the ability to influence corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and, as a result, may depress the market price of our stock.
Our stock price may decline due to the large number of shares registered for future sale.
Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales also may make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate. We previously granted Quadrangle the right to require us to register their shares of our common stock, representing approximately 5.7 million shares of our common stock. In June 2012, we filed a shelf registration statement with the SEC, which became effective in August 2012, in which we registered for resale the shares owned by Quadrangle pursuant to the registration rights agreed to in the Shareholders Agreement among the Company and Quadrangle. In November 2013, Quadrangle sold 1.5 million shares in a secondary offering. The number of shares registered continues to be substantial and the sale of these shares and any other shares with tag-along registration rights in secondary offerings while the registration statement remains effective may have a negative impact on the market price of our common stock.
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
We own 120 cell sites and lease more than 1,300 cell sites of which approximately 42% are installed on structures controlled by two tower companies, Crown Communications and American Tower. The MLA with Crown Communications commenced in 2000 and 2001 with an initial 5-year term with three optional 5-year renewal terms and was renewed for the second of three 5-year lease renewal terms in 2010 and 2011. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. The American Tower master lease agreement contains three automatic 5-year renewal terms. The master lease agreement with American Tower was renewed for the first of three 5-year lease renewal terms in 2013.
We also lease properties from third parties associated with our 61 retail stores located throughout our operating markets, two warehouses located in Charleston, WV and Waynesboro, VA, two additional customer care facilities located in Covington, VA and Daleville, VA, and three regional operations centers with one located in Charleston, WV and two located in Richmond, VA.

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
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol “NTLS.” On February 24, 2014, the last reported sale price for our common stock was $15.61 per share.
The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock and the cash dividends declared per common share.

	Fiscal Year 2013				Fiscal Year 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$23.03	$20.47	$16.72	$13.89	$17.86	$21.54	$21.71	$25.02
Low price	17.48	14.59	12.75	11.68	12.12	15.18	18.41	20.02
Dividends declared	0.42	0.42	0.42	0.42	0.42	0.42	0.42	0.42
Stock Performance Graph
The following indexed line graph indicates our cumulative total return to stockholders from December 31, 2008 to December 31, 2013, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2008 in our common stock and in each index. The calculations assume cash dividend reinvestment and reinvestment of $15.86, the opening price of Lumos Networks common stock on November 1, 2011, one share of which was distributed by the Company for each share of NTLS common stock outstanding following the 1-for-2 reverse split, all of which occurred after the market close on October 31, 2011.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
NTELOS Holdings Corp.	$100	$76	$87	$79	$57	$95
NASDAQ Composite Index	100	144	168	165	191	265
NASDAQ Telecommunications Index	100	148	154	135	137	170
Holders
There were approximately 210 registered holders and 9,800 beneficial holders of our common stock on February 24, 2014.
Dividends/Dividend Policy
On February 24, 2014, our board of directors declared a dividend to be paid on April 11, 2014 to common stockholders of record on March 14, 2014 at a rate of $0.42 per share. We have historically paid regular dividends on our common stock. Consistent with our existing practice, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. Amounts available to us to pay cash dividends or repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the years ended December 31, 2013 and 2012 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million as of December 31, 2013. Amounts available to us to repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.

Item 6.	Selected Financial Data.
SELECTED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data
Operating revenues	$491,882	$453,989	$422,629	$406,793	$425,057
Operating expenses	416,046	390,847	356,375	331,911	337,656
Operating income	75,836	63,142	66,254	74,882	87,401
Other expenses	(30,553)	(30,138)	(26,451)	(25,288)	(14,793)
Income from continuing operations before income taxes	45,283	33,004	39,803	49,594	72,608
Income taxes	18,544	12,676	16,363	20,251	26,526
Income from continuing operations	26,739	20,328	23,440	29,343	46,082
Discontinued operations, net	—	—	(45,386)	16,882	18,054
Net income (loss)	26,739	20,328	(21,946)	46,225	64,136
Net income attributable to noncontrolling interests	(2,061)	(1,941)	(1,769)	(1,417)	(851)
Net income (loss) attributable to NTELOS Holdings Corp.	$24,678	$18,387	$(23,715)	$44,808	$63,285
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (1)
Basic
Continuing operations	$1.17	$0.88	$1.04	$1.35	$2.15
Discontinued operations	—	—	(2.18)	0.82	0.86
Total	$1.17	$0.88	$(1.14)	$2.17	$3.01
Diluted
Continuing operations	$1.13	$0.86	$1.02	$1.34	$2.14
Discontinued operations	—	—	(2.13)	0.81	0.85
Total	$1.13	$0.86	$(1.11)	$2.15	$2.99
Cash Dividends Declared per Share – Common Stock	$1.68	$1.68	$2.10	$2.24	$2.12

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Balance Sheet Data (2)
Cash	$88,441	$76,197	$59,950	$15,676	$51,097
Property, Plant and Equipment, net	319,376	303,103	288,368	566,949	500,975
Total Assets	716,251	680,114	632,658	1,149,445	980,546
Total Debt	490,366	494,079	458,409	749,093	628,908
Total NTELOS Holdings Corp. Stockholders’ Equity	43,283	44,525	51,584	179,539	176,510

(1)	Earnings per common share for 2011 and prior periods presented have been adjusted for the October 31, 2011 1-for-2 reverse stock split.

(2)	Balance sheet data in this table for years prior to 2011 has not been revised for discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
OVERVIEW
Fiscal Year 2013 Results
Operating revenues increased $37.9 million, or 8.3%, to $491.9 million for the year ended December 31, 2013 compared to $454.0 million for the year ended December 31, 2012 driven by a $31.9 million increase in retail revenues and a $6.0 million increase in wholesale and other revenues. Operating income increased $12.7 million, or 20.1%, to $75.8 million for the year ended December 31, 2013 compared to $63.1 million the year ended December 31, 2012 primarily due to the increase in operating revenues and the sale of intangible assets offset by an increase in customer operations and depreciation and amortization expenses. Other expense increased $0.5 million, or 1.4%, to $30.6 million for the year ended December 31, 2013 compared to $30.1 million for the year ended December 31, 2012, primarily due to an increase in the interest expense of $6.8 million offset by a decrease in other expense of $6.4 million in write offs associated with original financing costs and discounts and deferred financing fees in connection with our Amended and Restated Credit Agreement in 2012. Income from continuing operations before income taxes increased $12.3 million, or 37.2%, to $45.3 million for the year ended December 31, 2013 compared to $33.0 million for the year ended December 31, 2012, for the reasons discussed above.
For further detail regarding our operating results, including explanation of the non-GAAP measure ARPU, see the Other Overview Discussion and Results of Operations – Comparison of Year Ended December 31, 2013 and 2012 below.
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

We expect postpay competition to continue to be intense as the wireless market matures. We must increasingly target switchers rather than first-time purchasers of wireless services to expand our subscriber base. In 2013, we saw an increased emphasis by our postpay competitors on selling bundled services, which combine voice, text and data services offered on their respective wireless network (including 4G LTE or other technologies), as well as expanding nationwide services, often at reduced prices and a variety of handset offerings that include more frequent upgrades. However, despite the increased competition and current economic climate, our postpay subscriber base increased over 3% as of December 31, 2013 compared to December 31, 2012, while the prepay subscriber base expanded more than 11% during the same time period. We continued to use predictive analytics to identify high-risk churn areas within our postpay and prepay customer bases, which leads to proactive communication and retention efforts, resulting in stable customer churn and positive net subscriber additions. Total combined churn, net remained constant at 2.9% for the years ended December 31, 2013 and 2012, and we realized net subscriber additions in each quarter of both 2013 and 2012.
Similar to other wireless competitors, we have increased our focus on data services, including smartphone and data-centric devices. The percentage of sales of smartphones increased to approximately 94% of total postpay sales during 2013, as compared to approximately 91% in 2012.
We continue to face risks to our competitive “value” position in the postpay market through reduced price nationwide voice, text and data plans offered by competitors such as AT&T, Verizon Wireless, Sprint, T-Mobile and US Cellular. A number of other wireless broadband mobile carriers, resellers and MVNOs are offering, and in the future may offer, service plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours, better brand awareness, lower prices and other differentiating features.
We also expect the competition with prepaid products to remain strong as competitors have targeted the prepaid market as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (MVNOs operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Simple Mobile actively compete for prepay customers in our markets. Many of these competitors have access to big box retailers that currently are not in our distribution channel. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans being offered for less than $50 per month.
To remain competitive with our prepaid product offerings, we continually monitor our FRAWG Unlimited Wireless prepay product offerings. We offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract,” low cost service that has a minimum number of plans, offers attractive features, including smartphone options and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans and devices that appeal to smartphone customers. This strategy resulted in a 71% smartphone take rate during the year ended December 31, 2013 and an ending smartphone prepay penetration of 59%.
To increase gross subscriber additions and to better serve and retain our customers, we are focused on refining our distribution strategy with respect to both postpay and prepay sales. We continued expanding our indirect distribution channel using master agents and exclusive dealers and increasing the points of distribution and the quality of the indirect locations.
Revenues from our retail business improved during the past year, driven by increases in both the number of subscribers served and ARPU. Our ability to grow our customer base and retain current subscribers will depend, in part, on our ability to adapt to changes in pricing plans, continue to improve our network coverage and reliability, and make available service offerings on the latest network technology and devices. At the same time, these competitive factors could cause our churn to increase making it difficult for us to add net subscribers and may put downward pressure on our ARPU in 2014.
Strategic Network Alliance ("SNA")
We have an agreement with Sprint under the SNA in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the year ended December 31, 2013 and 2012, we realized wholesale revenues of $172.6 million and $167.2 million, respectively, of which $167.7 million and $162.6 million, respectively, related to the SNA.
In September 2013 we reached a settlement with Sprint over the disputes related to the SNA. The settlement resolved the open disputes under the SNA, including the data rate reset dispute that began in the fourth quarter 2011 and the unrelated historical billing disputes that were asserted by Sprint in the third quarter 2012. In connection with the settlement, we recognized an additional $9.6 million in Operating Income, consisting of $9.0 million increase in revenue (primarily related to a reversal of the previously disclosed accrual) and $0.6 million decrease in cost of sales and services, for the year ended December 31, 2013.

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
The table below provides a reconciliation of operating revenues to subscriber revenues used to calculate average monthly ARPU for the years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands, except average monthly ARPU)	2013	2012	2011
Operating revenues	$491,882	$453,989	$422,629
Less: equipment revenues from sales to new customers	(13,911)	(15,041)	(9,091)
Less: equipment revenues from sales to existing customers	(11,340)	(15,037)	(17,793)
Less: wholesale, other and adjustments	(172,764)	(165,765)	(143,477)
Retail subscriber revenues	$293,867	$258,146	$252,268
Average number of subscribers	453,300	425,377	42,256
Total average monthly ARPU	$54.02	$50.57	$49.79
Retail subscriber revenues	$293,867	$258,146	$252,268
Less: voice and other feature revenues	(169,952)	(156,032)	(171,882)
Retail subscriber data revenues	$123,915	$102,114	$80,386
Average number of subscribers	453,300	425,377	422,256
Total data average monthly ARPU	$22.78	$20.00	$15.86
ARPU for the year ended December 31, 2013 increased to $54.02 compared to $50.57 for the year ended December 31, 2012.
In the second quarter of 2012 and in conjunction with the introduction of the Apple iPhone products, we increased our rate plans. This rate plan change along with an increase in smartphone adoption and data usage from our customer base drove the increase in ARPU. We expect this trend will be impacted as the percentage of our customer base on smartphones reaches saturation along with continuing competitive pricing pressures.
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
Income Taxes
Income tax expense and the effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, non-controlling interest, state minimum tax assessments, and non-deductible expenses.
Discontinued Operations, net
Discontinued operations reflect the results of our former wireline business for the year to date period through October 31, 2011, the date of the Lumos Networks spin-off. Additional information regarding our discontinued operations can be found in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the years ended December 31, 2013 or 2012. The VA Alliance made capital distributions to the minority owners of $1.6 million, $1.5 million and $1.5 million during each of the years ended December 31, 2013, 2012 and 2011.
RESULTS OF OPERATIONS – COMPARISON OF YEAR ENDED DECEMBER 31, 2013 AND 2012
OPERATING REVENUES
The following table identifies our operating revenues for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012	$ Variance	% Variance
Retail revenue	$317,054	$285,132	$31,922	11.2%
Wholesale and other revenue	174,828	168,857	5,971	3.5%
Total operating revenues	$491,882	$453,989	$37,893	8.3%
Retail Revenue
Retail revenue increased due to higher subscriber service revenues of $36.7 million, or 14.4%, offset by a decrease in equipment revenues of $4.8 million, or 16.0%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPU. Average subscribers grew approximately 27,900 subscribers, or 6.6%, to an average of approximately 453,300 subscribers for the year ended December 31, 2013 compared to an average of approximately 425,400 subscribers for the year ended December 31, 2012.
ARPU increased to $54.02 for the year ended December 31, 2013 compared to $50.57 for the year ended December 31, 2012. The increase in ARPU was driven by an increase in data revenues of $21.8 million, or 21.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Underlying this growth in data revenues was an increased sales emphasis on smartphones and other data-centric handsets coupled with a broader array of data packages, leading to significant expansion of our customer base with smartphones, 68% as of December 31, 2013 compared to 55% as of December 31, 2012. The growth in ARPU was aided by an increase in voice and other feature revenues of $15.0 million, or 9.7%, for the year ended

December 31, 2013 compared to the year ended December 31, 2012. Lower equipment revenues for the year ended December 31, 2013 reflected a reduction in retail pricing to customers due to the competitive landscape.
Wholesale and Other Revenue
Wholesale and roaming revenues from the SNA increased $5.1 million, or 3.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is primarily the result of the $9.0 million settlement with Sprint, offset by lower voice usage. Roaming revenues from carriers other than Sprint remained relatively consistent for the year ended December 31, 2013 compared to the year ended December 31, 2012.
OPERATING EXPENSES
The following table identifies our total operating expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$184,590	$174,683	$9,907	5.7%
Customer operations	130,650	120,150	10,500	8.7%
Corporate operations	32,304	32,756	(452)	(1.4)%
Depreciation and amortization	72,944	63,258	9,686	15.3%
Gain on sale of intangible assets	(4,442)	—	(4,442)	—%
Total operating expenses	$416,046	$390,847	$25,199	6.4%
Cost of Sales and Services – Cost of sales and services increased $9.9 million, or 5.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Equipment costs increased $2.7 million, or 4.9%, reflecting an increase in the number of higher cost smartphone devices sold in 2013 compared to 2012, and significantly higher costs associated with handsets and smartphones, including the iPhone. Given the continued increase in smartphone penetration and the introduction of more technologically advanced and expensive handsets, we expect handset costs to continue to rise in 2014.
Network access and cell site expenses increased $6.7 million, or 11.4%, reflecting an increase in the number of cell sites as of December 31, 2013 and additional access connectivity to support increased data usage. Roaming expenses increased $2.9 million, or 12.9%, offset by a decrease in air and toll of $2.4 million, or 44.2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, reflecting the continued growth in subscribers and increased data usage.
Customer Operations – Customer operations expense increased $10.5 million, or 8.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Bad debt expense increased $6.1 million, or 64.1%, due primarily to an increase in the average balances per account written off, and retention expenses increased $3.8 million, or 12.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 driven by an increase in both volume of upgrades and higher cost of devices. Also increases in advertising and marketing of $1.1 million, or 7.1%, and commissions of $0.9 million, or 4.9%, were offset by decreases in other selling expenses of $1.4 million, or 38.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Corporate Operations – Corporate operations expense decreased $0.5 million, or 1.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Contracted services increased $1.9 million, or 117.7%, due to a reduction in transition services billed under the Transition Services Agreement with Lumos Networks that was executed as part of the Business Separation. This increase was offset by reductions in professional fees of $1.1 million, or 45.5%, and other expenses related to the Business Separation of $1.7 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Depreciation and Amortization – Depreciation and amortization expenses increased $9.7 million, or 15.3% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to $10.3 million in incremental depreciation expense associated with the replacement of certain legacy assets in 2013, and an increase in depreciable assets placed in service.
Gain on Sale of Intangible Assets - Gain on sale of intangible assets consists of a $4.4 million gain for the year ended December 31, 2013 due to the sale of certain intangible assets.

OTHER EXPENSE
Interest expense on debt instruments increased $6.8 million, or 29.6%, to $29.7 million for the year ended December 31, 2013 compared to $22.9 million for the year ended December 31, 2012, as a result of the increased loan amount and a higher blended average effective interest rate associated with the Amended and Restated Credit Agreement consummated on November 9, 2012. Further information related to the Amended and Restated Credit Agreement is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other expense decreased $6.4 million, or 88.7% to $0.8 million for the year ended December 31, 2013 compared to $7.2 million for the year ended December 31, 2012, primarily reflecting a $6.8 million charge in the fourth quarter of 2012 related to the write off of a proportionate amount of the unamortized deferred issuance costs and debt discount associated with our prior senior secured credit facility, which was refinanced on November 9, 2012.
INCOME TAXES
Income tax expense was $18.5 million, with an effective tax rate of 41.0%, for the year ended December 31, 2013, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. Income taxes for 2012 were $12.7 million with an effective rate of 38.4%.
We have certain Federal prior year unused net operating losses, including certain built-in losses, that are subject to limitations imposed by IRC 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, we expect that $110.2 million of these prior year NOLs will be available for use as follows: $15.9 million in 2014 (with $7.0 million anticipated carryover from 2013), $8.9 million per year in 2015 through 2024, $4.9 million in 2025 and $0.4 million in 2026. We also have certain state NOLs that will be available to us substantially similar in timing to the Federal NOLs. We believe that it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.
RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2012 COMPARED TO 2011
OPERATING REVENUES
The following table identifies our external operating revenues for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011	$ Variance	% Variance
Retail revenue	$285,132	278,148	$6,984	2.5%
Wholesale and other revenue	168,857	144,481	24,376	16.9%
Total operating revenues	$453,989	$422,629	$31,360	7.4%
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
Wholesale and Other Revenue
Wholesale and roaming revenues from the SNA increased $25.6 million, or 18.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase reflected increased data usage, measured in Megabytes, which grew 82% period over period for the year ended December 31, 2012, as the use of smartphones and data devices swelled, and the data usage from Sprint subscribers in our territory increased. Roaming revenues from carriers other than Sprint declined $1.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
OPERATING EXPENSES
The following table identifies our total operating expenses for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011	$ Variance	% Variance
Cost of sales and services	$174,683	143,323	$31,360	21.9%
Customer operations	120,150	117,105	3,045	2.6%
Corporate operations	32,756	32,864	(108)	(0.3)%
Depreciation and amortization	63,258	63,083	175	0.3%
Total operating expenses	$390,847	$356,375	$34,472	9.7%

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
Network access and cell site expenses increased $7.0 million, or 13.4%, reflecting an increase in the number of cell sites as of December 31, 2012 and additional access connectivity to support increased data usage. Data roaming expenses increased $3.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflecting the continued growth in subscribers and increased data usage.
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
Depreciation and Amortization – Depreciation and amortization expenses also remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011. In December 2012, the Company decided to replace all remaining legacy 1xRTT base stations with new base stations that support EV-DO technology and implement other network enhancements, resulting in an adjustment to the applicable useful life for these assets. We recognized approximately $1.1 million in incremental depreciation expense for the year ended December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES
Overview
For the years ended December 31, 2013 and 2012, we funded our working capital requirements, capital expenditures and cash dividend payments from cash on hand and net cash provided by operating activities. We currently place our temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. The commercial bank that held substantially all of our cash at December 31, 2013 has a rating of A1 on long term deposits by Moody’s.
As of December 31, 2013, we had $88.4 million of cash, of which $36.5 million was held in a market rate savings account (including $9.5 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $51.9 million was held in non-interest bearing deposit accounts.
As of December 31, 2013, we had $592.9 million in aggregate long-term liabilities, consisting of $485.0 million in long-term debt, including capital lease obligations, and approximately $107.9 million in other long-term liabilities primarily consisting of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at December 31, 2013 is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases $6.5 million per quarter, plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and is decreased by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the year ended December 31, 2013 there was no excess cash flow. The balance of the Restricted Payments basket as of December 31, 2013 was $61.4 million.
On January 31, 2014, we completed the refinancing of the Term Loan A under the Amended and Restated Credit Agreement, which converted the outstanding principal balance of $148.1 million of Term Loan A into Term Loan B and an additional $40.0 million was borrowed under Term Loan B resulting in a total of $533.8 million outstanding. For further information, see Notes 8 and 16 of the Notes to Consolidated Financial Statements included in this Annual Report on the Form 10-K.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2013, there were no commitments associated with the Incremental Commitments.
Cash Flows from Continuing Operations
The following table summarizes our cash flows from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	126,404	109,017	116,017
Net cash (used in) provided by investing activities	(80,844)	(71,633)	257,115
Net cash used in financing activities	(33,316)	(21,137)	(340,887)
Operating Activities
Our cash flows from operating activities for the year ended December 31, 2013 of $126.4 million increased $17.4 million, or 15.9%, compared to the cash flows from operating activities of $109.0 million for the year ended December 31, 2012. The increase is due to an increase in operating income and cash provided by changes in working capital. Changes in working capital increased due to the effect of the reversal of the accrual as a result of the settlement with Sprint, timing of payments associated with wholesale receivables, an increase in inventory, reflecting higher inventory levels and cost per device and an increase in accounts payable related to the timing of vendor payments.
For the year ended December 31, 2012, net cash provided by operating activities were approximately $109.0 million, a decrease of $7.0 million, or 6.0%, compared to the cash flows from operating activities of $116.0 million for the year ended December 31, 2011. The decrease was due to a decrease in operating income and an increase in cash used in working capital. Changes in working capital resulted from an increase in accounts receivable due in part to the timing of payments associated with wholesale receivables, an increase in other current assets, driven by an income tax receivable related to a prior year amended federal income tax return filing, an increase in inventory, reflecting higher costs of data centric devices, a decrease in dividends payable due to the accelerated payment in December 2012 of a previously declared dividend, partially offset by increases in other current liabilities and accounts payable.
Investing Activities
As we continue to expand our network coverage and capacity within our coverage area, we invested $80.7 million in capital expenditures for the year ended December 31, 2013. This was higher than the $71.8 million of capital expenditures for the year ended December 31, 2012. Included in the capital spending for the year ended December 31, 2013 was $63.1 million of expenditures for additional capacity to support our projected growth, and $17.6 million to maintain our existing networks and other business needs. We deposited $2.2 million into a separate restricted account to serve as collateral for a letter of credit. We received $4.6 million in proceeds related to the sale of intangible assets.
We currently expect capital expenditures for 2014 to be in the range of $85.0 million to $95.0 million, including approximately $45.0 million to upgrade portions of our network to 4G LTE advanced technologies. Other expected capital expenditures in 2014 include capacity and network coverage expansion, upgrades to our information technology systems in support of growth, and other business needs.
Our cash flows used in investing activities for the year ended December 31, 2012 were $71.6 million driven by increased capital expenditures as we continued to expand our network coverage and capacity within our service area. Included in the capital expenditures was $19.7 million related to continued network coverage expansion and enhancements within our coverage area, $35.7 million for additional capacity to support our projected growth, and $16.2 million to maintain our existing networks and other business needs.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2013 was $33.3 million, which primarily represents the following:

•	$5.0 million in repayments on our long-term debt;

•	$27.1 million used for common stock cash dividends ($1.26 per share in the aggregate) paid on April 12, 2013, July 12, 2013 and October 11, 2013; and

•	$1.6 million used for capital distributions to noncontrolling interests.
Net cash used in financing activities for the year ended December 31, 2012 aggregated $21.1 million, which primarily represents the following:

•	$495.0 million in proceeds received from borrowings under the Amended and Restated Credit Agreement, net of $5.0 million original issue discount;

•	$462.1 million in repayments on our long-term debt, including $460.4 million used to repay amounts outstanding under the Original Credit Agreement;

•	$44.5 million used for common stock cash dividends ($2.10 per share in the aggregate) paid on January 12, 2012, April 12, 2012, July 11, 2012 and October 11, 2012 and December 28, 2012;

•	$7.5 million used for debt issuance and refinancing costs related to the Amended and Restated Credit Agreement; and

•	$1.5 million used for capital distributions to noncontrolling interests.
We paid regular quarterly dividends of $0.42 per share in three quarters of 2013, which resulted in dividend payments totaling $27.1 million for the year ended December 31, 2013. We paid dividends of $0.42 per share in each of the four quarters of 2012, and accelerated the payment of a dividend of $0.42 per share to December 28, 2012, which resulted in dividend payments totaling $44.5 million for the year ended December 31, 2012. On February 24, 2014, the board of directors declared a dividend in the amount of $0.42 per share to be paid on April 11, 2014 to stockholders of record on March 14, 2014.
Consistent with our existing practice, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders, including by means of a stock repurchase. As discussed above, amounts that can be made available to us to pay cash dividends or repurchase stock are restricted by the Amended and Restated Credit Agreement.
We believe that our current cash balances of $88.4 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan.
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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis as of December 31, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this Annual Report on Form 10-K, as referenced in the table:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1)(3)	$493,750	$5,000	$153,625	$7,000	$328,125
Capital lease obligations (3)	925	410	468	46	—
Operating lease obligations (4)	314,078	36,198	71,739	69,064	137,077
Purchase obligations (5)	121,967	115,015	6,952	—	—
	$930,720	$156,623	$232,784	$76,110	$465,202

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
Inventories and Supplies
The Company’s inventories and supplies consist primarily of items held for resale such as PCS devices and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence. Management regularly performs detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, product pricing, shelf life and quality issues. We record adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Costs and expenses could vary in future periods if our inventory reserves are not adequate.
Long-Lived Asset Recovery
Long-lived assets comprise property, plant and equipment, intangible assets (including goodwill, radio spectrum licenses, customer relationships and trademarks) and long-term deferred charges. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB ASC 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment exists as of December 31, 2013.
Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment, which includes cell towers and site costs, and switch, cell site and other network equipment, are depreciated over various lives ranging from 5 to 17 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives ranging from 2 to 18 years.
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
Goodwill and Indefinite-Lived Intangibles
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired.
Before employing detailed impairment testing, the Company first evaluates the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that goodwill is impaired, we apply detailed testing methodologies. Otherwise, we conclude that no impairment exists. For detailed testing, the Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.
The radio spectrum licenses relate primarily to PCS licenses in the markets that we serve. The Company considers a number of valuation methods, including market based and the Greenfield cash flow method, in its impairment testing for these assets.
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
Pension Benefits and Retirement Benefits Other Than Pensions
NTELOS Inc. sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Effective December 31, 2012, the Company froze future benefit accruals.
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
Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $493.8 million as of December 31, 2013. Under this facility, the Term Loan A bears interest at a rate equal to either 3.50% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.50% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.9 million as of December 31, 2013.
In the first quarter of 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At December 31, 2013, our financial assets included cash of $88.4 million. Securities and investments totaled $1.5 million at December 31, 2013.
The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at December 31, 2013, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$489,441	$495,848	$506,777	$485,805
Capital lease obligations	925	925	1,017	832
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 350 bps and 475 bps for Term Loan A and Term Loan B, respectively). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At December 31, 2013, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at December 31, 2013 we had approximately $36.5 million of cash held in a market rate savings accounts. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

Item 8.	Financial Statements and Supplementary Data.
NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NTELOS Holdings Corp.:
We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2014

NTELOS Holdings Corp.
Consolidated Balance Sheets

(In thousands, except par value per share amounts)	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$88,441	$76,197
Restricted cash	2,167	—
Accounts receivable, net	37,740	51,301
Inventories and supplies	23,962	9,581
Deferred income taxes	10,650	4,297
Prepaid expenses and other current assets	20,808	17,695
	183,768	159,071
Securities and Investments	1,499	1,499
Property, Plant and Equipment, net	319,376	303,103
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	131,834	132,033
Customer relationships and trademarks, net	6,985	9,996
Deferred Charges and Other Assets	9,089	10,712
TOTAL ASSETS	$716,251	$680,114
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,410	$5,429
Accounts payable	33,677	23,445
Dividends payable	9,034	—
Advance billings and customer deposits	13,333	12,085
Accrued expenses and other current liabilities	18,056	22,372
	79,510	63,331
Long-Term Debt	484,956	488,650
Retirement Benefits	11,995	21,029
Deferred Income Taxes	62,893	35,231
Other Long-Term Liabilities	33,104	27,338
	592,948	572,248
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,519 shares issued and 21,510 shares outstanding (21,262 shares issued and 21,261 shares outstanding at December 31, 2012)	214	212
Additional paid in capital	44,462	51,005
Treasury stock, at cost, 9 shares (1 share at December 31, 2012)	(147)	(3)
Retained earnings	—	—
Accumulated other comprehensive loss	(1,246)	(6,689)
Total NTELOS Holdings Corp. Stockholders’ Equity	43,283	44,525
Noncontrolling Interests	510	10
	43,793	44,535
TOTAL LIABILITIES AND EQUITY	$716,251	$680,114
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Operating Revenues	$491,882	$453,989	$422,629
Operating Expenses
Cost of sales and services	184,590	174,683	143,323
Customer operations	130,650	120,150	117,105
Corporate operations	32,304	32,756	32,864
Depreciation and amortization	72,944	63,258	63,083
Gain on sale of intangible assets	(4,442)	—	—
	416,046	390,847	356,375
Operating Income	75,836	$63,142	66,254
Other Expense
Interest expense	(29,743)	(22,944)	(23,380)
Other expense, net	(810)	(7,194)	(3,071)
	(30,553)	(30,138)	(26,451)
Income from Continuing Operations before Income Taxes	45,283	33,004	39,803
Income Taxes	18,544	12,676	16,363
Income from Continuing Operations	26,739	20,328	23,440
Discontinued Operations, net	—	—	(45,386)
Net Income (Loss)	26,739	20,328	(21,946)
Net Income Attributable to Noncontrolling Interests	(2,061)	(1,941)	(1,769)
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$24,678	$18,387	$(23,715)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic
Continuing operations	$1.17	$0.88	$1.04
Discontinued operations	—	—	(2.18)
Total	$1.17	$0.88	$(1.14)
Diluted
Continuing operations	$1.13	$0.86	$1.02
Discontinued operations	—	—	(2.13)
Total	$1.13	$0.86	$(1.11)
Weighted average shares outstanding – basic	21,026	20,889	20,779
Weighted average shares outstanding – diluted	21,826	21,337	21,276
Cash Dividends Declared per Share – Common Stock	$1.68	$1.68	$2.10
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$24,678	$18,387	$(23,715)
Other Comprehensive Income:
Amortization of unrealized loss from defined benefit plans, net of $167, $335 and $254 of deferred income taxes in 2013, 2012 and 2011, respectively	263	526	399
Unrecognized gain (loss) from defined benefit plans, net of $3,299, $1,756, and $7,764 of deferred income taxes in 2013, 2012, and 2011, respectively	5,180	2,758	(12,198)
Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	30,121	21,671	(35,514)
Comprehensive Income Attributable to Noncontrolling Interests	2,061	1,941	1,769
Comprehensive Income (Loss)	$32,182	$23,612	$(33,745)
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$26,739	$20,328	$(21,946)
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	—	—	45,386
Depreciation and amortization	72,944	63,258	63,083
Gain on sale of intangible assets	(4,442)	—	—
Deferred income taxes	16,968	16,147	15,325
Equity-based compensation	5,553	6,029	6,072
Amortization of loan origination costs and debt discount	2,814	3,284	4,357
Write off unamortized debt issuance costs	—	6,816	1,854
Retirement benefits and other	2,346	3,642	4,716
Changes in operating assets and liabilities
Accounts receivable	13,561	(15,009)	(769)
Inventories and supplies	(14,381)	(2,011)	(512)
Other current assets	(1,577)	(3,464)	(2,119)
Income taxes	—	(1,668)	11,317
Accounts payable	10,232	3,660	(998)
Other current liabilities	(4,147)	12,189	(4,802)
Retirement benefit contributions and distributions	(206)	(4,184)	(4,947)
Net cash provided by operating activities	126,404	109,017	116,017
Cash flows from investing activities
Purchases of property, plant and equipment	(80,708)	(71,760)	(58,251)
Restricted cash pledged for letter of credit	(2,167)	—	—
Proceeds from sale of intangible assets	4,644	—	—
Business separation cash received	—	—	315,000
Other, net	(2,613)	127	366
Net cash (used in) provided by investing activities	(80,844)	(71,633)	257,115
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	495,000	—
Debt issuance and refinancing costs	—	(7,464)	(1,637)
Repayments on senior secured term loans	(5,000)	(462,087)	(290,600)
Cash dividends paid on common stock	(27,054)	(44,526)	(47,153)
Capital distributions to noncontrolling interests	(1,561)	(1,481)	(1,539)
Proceeds from stock option exercises and employee stock purchase plan	—	85	1,133
Other, net	299	(664)	(1,091)
Net cash used in financing activities	(33,316)	(21,137)	(340,887)
Net cash provided by operating activities from discontinued operations	—	—	63,874
Net cash used in investing activities from discontinued operations	—	—	(52,497)
Net cash provided by financing activities from discontinued operations	—	—	21,072
Cash taken at Business Separation	—	—	(19,931)
Net cash provided by discontinued operations	—	—	12,518
Increase in cash	12,244	16,247	44,763
Cash, beginning of period	76,197	59,950	15,187
Cash, end of period	$88,441	$76,197	$59,950
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	21,246	264	$212	$173,377	$(12,862)	$30,210	$(11,398)	$179,539	$(680)	$178,859
Equity-based compensation *	(51)	(156)		2,880	4,634			7,514		7,514
Cash dividends declared						(44,306)		(44,306)		(44,306)
Capital distribution to noncontrolling interests									(1,539)	(1,539)
Net income attributable to NTELOS Holdings Corp.						(23,715)		(23,715)		(23,715)
Amortization of unrealized loss from defined benefit plans, net of $254 of deferred income taxes							399	399		399
Recognized loss from defined benefit plans, net of $7,764 of deferred income taxes							(12,198)	(12,198)		(12,198)
Comprehensive income attributable to noncontrolling interests									1,769	1,769
Spin-off of Lumos Networks				(110,666)		41,793	13,224	(55,649)		(55,649)
Balance, December 31, 2011	21,195	108	$212	$65,591	$(8,228)	$3,982	$(9,973)	$51,584	$(450)	$51,134

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,195	108	$212	$65,591	$(8,228)	$3,982	$(9,973)	$51,584	$(450)	$51,134
Equity-based compensation *	67	(107)		(2,741)	8,225			5,484		5,484
Cash dividends declared				(13,255)		(22,369)		(35,624)		(35,624)
Capital distribution to noncontrolling interests									(1,481)	(1,481)
Net income attributable to NTELOS Holdings Corp.						18,387		18,387		18,387
Amortization of unrealized loss from defined benefit plans, net of $335 of deferred income taxes							526	526		526
Unrecognized gain from defined benefit plans, net of $1,756 of deferred income taxes							2,758	2,758		2,758
Comprehensive income attributable to noncontrolling interests									1,941	1,941
Spin-off of Lumos Networks				1,410				1,410		1,410
Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535

*
Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity, including an adjustment, during 2012, between treasury stock and additional paid in capital for previously issued treasury stock.

See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535
Equity-based compensation *	257	8	2	5,054	(144)			4,912		4,912
Cash dividends declared				(11,597)		(24,678)		(36,275)		(36,275)
Capital distribution to noncontrolling interests								—	(1,561)	(1,561)
Net income attributable to NTELOS Holdings Corp.						24,678		24,678		24,678
Unrecognized gain from defined benefit plans, net of $3,299 of deferred taxes							5,180	5,180		5,180
Amortization of unrealized loss from defined benefit plans, net of $167 of deferred income taxes							263	263		263
Comprehensive income attributable to noncontrolling interests								—	2,061	2,061
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Notes to Consolidated Financial Statements
Note 1. Description of Business
NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or "SNA." See Note 14 for additional information regarding this arrangement. The Company does not have any independent operations.
Holdings Corp. was formed in January 2005 for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its stockholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. By May 2005, the Company had acquired all of NTELOS Inc.’s common shares, warrants and vested options. During the first quarter of 2006, Holdings Corp. completed an initial public offering of its common stock. Quadrangle Capital Partners LLP and certain of its affiliates (“Quadrangle”), a founding member of Holdings Corp., owns approximately 19% of the Company’s common shares as of December 31, 2013.
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
The results for discontinued operations were as follows:

(In thousands)	Year Ended December 31, 2011(1)
Operating revenues	$166,566
Loss before income taxes	(52,522)
Income tax benefit	(7,136)
Loss from discontinued operations	(45,386)

(1)	Includes results through October 31, 2011.
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

Income (loss) before income taxes includes an interest expense charge related to the incremental interest allocated to discontinued operations attributable to the $283.0 million required debt pay down for 2011 pursuant to terms of the agreement.
Note 3. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). The results of operations and operating cash flows from the former wireline business are presented as discontinued operations for the year ended December 31, 2011. The footnotes accompanying these consolidated financial statements reflect the Company’s continuing operations and, unless otherwise noted, exclude information related to Lumos Networks. See Note 2 for additional information regarding the Business Separation.
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
Reclassifications
Certain reclassifications have been made in the 2012 and 2011 consolidated financial statements and notes to conform to the 2013 presentation.
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
Changes in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 are summarized in the table below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of year	$4,811	$15,666	$14,134
Charged to operating expenses (1)	15,511	9,453	10,433
Deductions (2)	(13,781)	(20,308)	(8,901)
Balance at end of year	$6,541	$4,811	$15,666

(1)	Reflects provision for doubtful accounts, recorded primarily in customer operations expense.

(2)	Reflects uncollectible accounts written off against the allowance, net of recoveries and credits issued to customers.
Accrued Expenses and Other Current Liabilities

	Year Ended December 31,
(In thousands)	2013	2012
Accrued interest	4,584	300
Accrued payroll	5,760	4,056
Accrued taxes	3,842	3,318
Other *	3,870	14,698
Total	$18,056	$22,372

* Included in this category is an accrual of $10.0 million at December 31, 2012 relating to disputes associated with the SNA which were settled in September 2013. See Note 14.
Inventories and Supplies
The Company’s inventories and supplies consist primarily of items held for resale such as devices and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). Market value is determined by reviewing current replacement cost, marketability and obsolescence.
Goodwill and Indefinite-Lived Intangibles
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired.
Before employing detailed impairment testing, the Company first evaluates the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that goodwill is impaired, we apply detailed testing methodologies. Otherwise, we conclude that no impairment exists. For detailed testing, the Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.
The radio spectrum licenses relate primarily to PCS licenses in the markets that we serve. The Company considers a number of valuation methods, including market based and the Greenfield cash flow method, in its impairment testing for these assets.
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
Recent Accounting Pronouncements
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The application of this ASU did not have a material effect on the Company’s annual goodwill impairment test performed for year ended December 31, 2013.
In September 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has applied the requirements of this ASU to its impairment testing beginning with the fiscal year beginning January 1, 2013. The application of this ASU did not have a material effect on the Company's annual goodwill impairment test performed for the year ended December 31, 2013.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The ASU is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years and requires footnote disclosures regarding significant changes in accumulated other comprehensive income by component and the line items affected in the statement of operations. The amounts reclassified out of accumulated other comprehensive income were insignificant for the year ended December 31, 2013. See Note 13 for additional disclosure.

Note 4. Supplemental Financial Information
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at December 31, 2013 and 2012 was $36.5 million and $9.7 million, respectively. The remaining $51.9 million and $66.5 million of cash at December 31, 2013 and 2012, respectively, was held in non-interest bearing deposit accounts.
Restricted Cash
The Company is eligible to receive up to $5.0 million in connection with its winning bid in the Connect America Fund's Mobility Fund Phase I Auction ("Auction 901"). Pursuant to the terms of Auction 901, the Company was required to obtain a Letter of Credit (“LOC”) for the benefit of the Universal Service Administrative Company (“USAC”) to cover each disbursement plus the amount of the performance default penalty (10% of the total eligible award). USAC may draw upon the LOC in the event the Company fails to demonstrate the required wireless service coverage by the applicable deadline in 2016. The Company obtained the first LOC in the amount of $2.2 million, representing the first disbursement of $1.7 million received in September 2013, plus the performance default penalty of $0.5 million. In accordance with the terms of the LOC, the Company deposited $2.2 million into a separate account at the issuing bank to serve as cash collateral. Such funds will be released when the LOC is terminated without being drawn upon by USAC.

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
The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2013 and 2012:

(In thousands)	2013	2012
Asset retirement obligations, beginning	$16,767	$15,686
Net increases due to changes in, and timing of estimated future cash flows	5,181	438
Accretion of asset retirement obligations	680	643
Asset retirement obligations, ending	$22,628	$16,767
At December 31, 2013, the Company revised cost estimates used to determine the fair value of its asset retirement obligations resulting in a $5.0 million increase in the liability and related assets.
Advertising Costs
The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expense in the consolidated statements of operations). Advertising costs for the years ended December 31, 2013, 2012 and 2011 were $17.3 million, $16.2 million and $15.2 million, respectively.

Note 5. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$22,693	$19,870	$34,561
Income taxes	4,087	1,761	2,036
Cash received from income tax refunds	3,704	56	11,064
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	8,272	6,127	4,460
Borrowings under capital leases	380	638	752
Dividends declared not paid	9,221	—	8,902
The amount of interest capitalized was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 6. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	December 31, 2013	December 31, 2012
Land and buildings	$34,223	$33,556
Network plant and equipment	471,032	475,090
Furniture, fixtures and other equipment	103,181	102,862
	608,436	611,508
Under construction	6,430	6,565
	614,866	618,073
Less: accumulated depreciation	295,490	314,970
Property, plant and equipment, net	$319,376	$303,103
Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment, which includes cell towers and site costs, and switch, cell site and other network equipment, are depreciated over various lives ranging from 5 to 17 years, with a weighted average life of approximately 10 years. Furniture, fixtures and other equipment are depreciated over various lives ranging from 2 to 18 years.
The Company formally evaluates the appropriateness of estimated useful lives on at least an annual basis. Consideration is given to the trends in technological evolution and the telecommunications industry, the Company’s maintenance practices and the functional condition of long-lived assets in relation to the remaining estimated useful life of the asset. When necessary, adjustments are made to the applicable useful life of an asset class or depreciation is accelerated for assets that have been identified for retirement prior to the expiration of the original useful life. In December 2012, the Company decided to replace all remaining legacy Single-Carrier Radio Transmission Technology (“1xRTT”) base stations with new base stations that support Evolution Data Optimized Revision A (“EV-DO”) technology and in 2013, the Company upgraded several markets to 4G/LTE, resulting in an adjustment to the applicable useful life for these assets. The incremental depreciation expense recognized for the years ended December 31, 2013 and 2012 was approximately $10.3 million and $9.1 million, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment exists as of December 31, 2013.

Note 7. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company believes that no impairment exists as of December 31, 2013.

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At December 31, 2013 and 2012, customer relationships and trademarks were comprised of the following:

		December 31, 2013		December 31, 2012
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	7 to 8 years	$36,900	$(32,871)	$36,900	$(30,326)
Trademarks	15 years	7,000	(4,044)	7,000	(3,578)
Total		$43,900	$(36,915)	$43,900	$(33,904)
The Company amortizes its amortizable intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.
The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2011 through 2013, respectively. Amortization expense was $3.0 million, $3.3 million, $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2014	$2,544	$467	$3,011
2015	1,485	467	1,952
2016	—	467	467
2017	—	467	467
Thereafter	—	1,088	1,088
	$4,029	$2,956	$6,985

Note 8. Long-Term Debt
As of December 31, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2013	December 31, 2012
Senior secured term loans, net of unamortized debt discount	$489,441	$492,984
Capital lease obligations	925	1,095
	490,366	494,079
Less: current portion of long-term debt	5,410	5,429
Long-term debt	$484,956	$488,650
Long-Term Debt, Excluding Capital Lease Obligations
On November 9, 2012, the Company entered into an Amended and Restated Credit Agreement to its Credit Agreement dated as of August 7, 2009 (the “Original Credit Agreement”), which amended and restated the Original Credit Agreement in its entirety (the “Amended and Restated Credit Agreement”). Borrowings under the Amended and Restated Credit Agreement were used by the Company to refinance amounts outstanding under the Original Credit Agreement and to pay closing costs and other expenses, with the remaining proceeds of $30.2 million available for working capital and other corporate purposes. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $493.8 million as of December 31, 2013.
The Amended and Restated Credit Agreement provides for (1) a new term loan A in the aggregate amount of $150.0 million (the “Term Loan A”); and (2) a new term loan B in the aggregate amount of $350.0 million (the “Term Loan B” and, together with the Term Loan A, the “Term Loans”). The Term Loan A matures in August 2015, with quarterly payments of approximately $0.4 million beginning December 31, 2013 and continuing through June 30, 2015, and the remainder due on

August 7, 2015. The Term Loan B matures in November 2019, with quarterly payments of approximately $0.9 million beginning December 31, 2013 and continuing through September 30, 2019, and the remainder due on November 9, 2019.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2013, there were no commitments associated with the Incremental Commitments.
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
The Amended and Restated Credit Agreement has a Restricted Payments basket, initially set at $50.0 million, which can be used to make Restricted Payments, including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payment basket increases by $6.5 million per quarter and decreases by actual Restricted Payments made after the date of the Amended and Restated Credit Agreement and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement.
In addition, the Restricted Payment basket increases by the positive amount, if any, of 50% (or, if the Leverage Ratio as of the most recently ended twelve month period, was less than 2.75:1.0, 75%) of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), for the most recently ended fiscal quarter in excess of $10.0 million. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than to 4.25:1.00. In addition, this Restricted Payments basket increases by the amount of any mandatory prepayments on the Term Loans to the extent the lenders decline to receive such prepayment. There was no additional Excess Cash Flow for the quarter ended December 31, 2013. The balance of the Restricted Payments basket as of December 31, 2013 was $61.4 million.
Under the Amended and Restated Credit Agreement, mandatory debt prepayments of 50% of Excess Cash Flow for the most recently ended fiscal year (beginning with the fiscal year ending December 31, 2013) must be made by the 90th day of the following year, if the Leverage Ratio is above 4.50:1.00. Mandatory debt prepayments of 25% of Excess Cash Flow for a fiscal year must be made by the 90th day of the following year, if the Leverage Ratio is equal to or less than 4.50:1.00 but above 3.75:1.00. If NTELOS Inc.’s Leverage Ratio is equal to or less than 3.75:1.00 for a fiscal year, NTELOS Inc. is not required to make an Excess Cash Flow mandatory debt prepayment for that fiscal year. At December 31, 2013, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 3.27:1.00.
In connection with the Amended and Restated Credit Agreement and other financing activities, the Company incurred approximately $7.5 million in creditor and third-party fees, of which $7.0 million was deferred and is being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the years ended December 31, 2013 and 2012 was $2.1 million and $2.3 million, respectively. The Company also deferred $5.0 million in debt discounts related to the Term Loans noted above, which are being accreted to the Term Loans using the effective interest method over the life of the debt and are reflected in interest expense in the consolidated statements of operations. Accretion of these discounts for each of the years ended December 31, 2013 and 2012 was $0.9 million. Additionally, the Company wrote off a proportionate amount of the unamortized deferred fees and discount from the Original Credit Agreement, as amended, totaling $5.0 million of deferred issuance costs and $1.8 million of debt discount for the year ended December 31, 2012, which are reflected in Other Expense, net in the consolidated statements of operations.

The aggregate maturities of long-term debt outstanding at December 31, 2013, excluding capital lease obligations, based on the contractual terms of the instruments are as follows:

(In thousands)	Term Loan A	Term Loan B	Total
2014	$1,500	$3,500	$5,000
2015	146,625	3,500	150,125
2016	—	3,500	3,500
2017	—	3,500	3,500
2018	—	3,500	3,500
Thereafter	—	328,125	328,125
Total	$148,125	$345,625	$493,750
The Company’s blended average interest rate on its long-term debt was approximately 6.1% and 4.9% for the years ended December 31, 2013 and 2012, respectively.
On January 31, 2014, the Company completed the refinancing of the existing Term Loan A, which converted the outstanding principal balance of $148.1 million of Term Loan A into Term Loan B and an additional $40.0 million was borrowed under Term Loan B. See Note 16 for further information.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At December 31, 2013, the carrying value and accumulated depreciation of these assets was $2.6 million and $1.3 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.9 million. As of December 31, 2013, the principal portion of these capital lease obligations is due as follows: $0.4 million in 2014, $0.3 million in 2015, $0.2 million in 2016 and less than $0.1 million in 2017.

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
Long-Term Investments
At December 31, 2013 and 2012, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to patronage distributions of restricted equity and was a required investment related to the portion of the Term Loans held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in Other Expense. The Company recorded a $0.7 million loss for the year ended December 31, 2013. The Company recorded an immaterial loss on the previous interest rate cap for the years ended December 31, 2012 and 2011.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2013 and 2012.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
December 31, 2013
Nonderivatives:
Financial assets:
Cash	$88,441		$88,441	$88,441
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Term Loans	493,750		489,441	495,848
Capital lease obligations	925		925	925
Derivative related to debt:
Interest rate cap asset	350,000	*	229	229
December 31, 2012
Nonderivatives:
Financial assets:
Cash	$76,197		$76,197	$76,197
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Original Credit Agreement	498,750		492,984	481,418
Capital lease obligations	1,095		1,095	1,095

*	Notional amount
The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at December 31, 2013 and December 31, 2012, respectively. The fair value of the derivative instrument was based on a quoted market price at December 31, 2013. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures, which are inputs, other than quoted prices, observable by a marketplace participant either directly or indirectly.

Note 10. Equity and Earnings Per Share
On February 24, 2014, the Company’s board of directors declared a quarterly cash dividend on its common stock in the amount of $0.42 per share to be paid on April 11, 2014 to stockholders of record on March 14, 2014.
On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during fiscal years 2011 through 2013 under the authorization. Additionally, during the fiscal years 2013 and 2012, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011
Numerator:
Net income (loss) applicable to common shares for earnings per share computation	$24,678	$18,387	$(23,715)
Denominator:
Total shares outstanding	21,510	21,261	21,087
Less: unvested shares	(443)	(332)	(252)
Less: effect of calculating weighted average shares	(41)	(40)	(56)
Denominator for basic earnings per common share – weighted average shares outstanding	21,026	20,889	20,779
Plus: weighted average unvested shares	422	322	454
Plus: common stock equivalents of stock options	285	126	43
Plus: performance stock units	93	—	—
Denominator for diluted earnings per common share – weighted average shares outstanding	21,826	21,337	21,276

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the years ended December 31, 2013 and 2012, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.
For the years ended December 31, 2013, 2012 and 2011, the denominator for diluted earnings per common share excludes approximately 1.8 million shares, 1.8 million shares and 0.8 million shares, respectively, related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

Note 11. Stock Plans
The Company has employee equity incentive plans (referred to as the “Employee Equity Incentive Plans”) administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the Employee Equity Incentive Plans is 4,025,000. The Company also has a non-employee director equity plan (the “Non-Employee Director Equity Plan”). The total number of shares of common stock originally available for grant under the Non-Employee Director Equity Plan is 200,000. The Non-Employee Director Equity Plan together with the Employee Equity Incentive Plans are referred to as the “Equity Incentive Plans.” Awards under these plans are issuable to employees or non-employee directors as applicable.
During the year ended December 31, 2013, the Company issued 751,089 stock options under the Employee Equity Incentive Plans and 43,000 stock options under the Non-Employee Director Equity Plan. During the year ended December 31, 2012, the Company issued 796,337 stock options under the Employee Equity Incentive Plans and 32,434 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans generally vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the year ended December 31, 2013, the Company issued 153,372 shares of restricted stock under the Employee Equity Incentive Plans and 14,455 shares of restricted stock under the Non-Employee Director Equity Plan. During the year ended December 31, 2012, the Company issued 117,073 shares of restricted stock under the Employee Equity Incentive Plans and 10,729 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the year ended December 31, 2013, the Company granted 110,327 performance stock units ("PSUs") under the Employee Equity Incentive Plans to certain key employees. The PSUs cliff vest on the third anniversary of the grant date and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date.
Stock options must be granted under the Equity Incentive Plans at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Stock options and other awards under the Equity Incentive Plans may be exercised in compliance with such requirements as determined by the Compensation Committee.
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
The fair value of each common stock option award granted in 2013, 2012 and 2011 was estimated on the respective grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company uses its post-February 2006 initial public offering volatility to estimate volatility assumptions for each year. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience. The expected dividend yield is estimated based on the Company’s historical and expected dividend yields at the date of the grant.

	2013	2012	2011
Risk-free interest rate	1.3% to 1.5%	1.0% to 1.7%	1.4% to 3.1%
Expected volatility	39.3% to 39.6%	37.9% to 39.4%	37.9% to 39.5%
Weighted-average expected volatility	39.4%	38.5%	38.7%
Expected dividend yield	12.9% to 14.2%	7.2% to 11.6%	5.8% to 7.9%
Weighted-average expected dividend yield	13.5%	7.7%	5.9%
Expected term	7 years	7 years	7 years
Total equity-based compensation expense related to all of the Company’s share-based equity awards for the years ended December 31, 2013, 2012 and 2011 and the Company’s 401(k) matching contributions was allocated as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cost of sales and services	$634	$1,199	$799
Customer operations	1,067	1,072	1,067
Corporate operations	3,852	3,758	4,206
Equity-based compensation expense	$5,553	$6,029	$6,072
Future charges for equity-based compensation related to instruments outstanding at December 31, 2013 for the years 2014 through 2016 are estimated to be $3.3 million, $2.3 million, $0.5 million and $0.1 million, respectively.
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
The summary of the activity and status of the Company’s stock option awards for the year ended December 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2013	1,826	$22.47
Granted during the period	794	12.44
Exercised during the period	(11)	12.16
Forfeited during the period	(6)	23.70
Stock options outstanding at December 31, 2013	2,603	$19.45	7.6	$6,533
Exercisable at December 31, 2013	1,018	$22.67	6.1	$161
Total expected to vest at December 31, 2013	1,427	$19.31
The weighted average grant date fair value per share of stock options granted during fiscal years 2013, 2012 and 2011 was $0.71, $3.32 and $4.90, respectively. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was less than $0.1 million, $0.1 million and $0.2 million, respectively. The total fair value of options that vested during fiscal years 2013, 2012 and 2011 was $1.6 million, $1.2 million and $1.7 million, respectively. As of December 31, 2013, there was approximately $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.
The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2013	284	$22.38
Granted during the period	167	12.57
Vested during the period	(126)	22.19
Forfeited during the period	—	—
Restricted stock awards outstanding at December 31, 2013	325	$17.41
As of December 31, 2013, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the year ended December 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Fair Value per Share
Performance stock units outstanding at January 1, 2013	—
Granted during the period	110	12.79
Vested during the period	—
Forfeited during the period	—
Performance stock units outstanding at December 31, 2013	110	$12.79
At December 31, 2013, there was $1.1 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.

In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares purchased under this plan have been issued from the treasury stock balance. If treasury shares are not available, new common shares have been issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During fiscal years 2013, 2012 and 2011, 6,183 shares, 4,601 shares and 5,968 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for fiscal years 2013, 2012 and 2011 was immaterial.

Note 12. Income Taxes
The components of income tax expense from continuing operations are as follows for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Current tax expense (benefit):
Federal	$589	$(3,390)	$—
State	987	(81)	1,038
	1,576	(3,471)	1,038
Deferred tax expense:
Federal	13,437	14,271	13,410
State	3,531	1,876	1,915
	16,968	16,147	15,325
	$18,544	$12,676	$16,363
Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Computed tax expense at statutory federal rate of 35%	$15,849	$11,551	$13,931
Nondeductible compensation	273	206	311
Noncontrolling interests	(721)	(679)	(619)
State income taxes, net of federal income tax benefit	2,937	1,167	1,919
Other	206	431	821
	$18,544	$12,676	$16,363
Income tax benefit allocated to other items was as follows:

(In thousands)	2011
Discontinued operations	$(7,136)
During 2013, 2012 and 2011, the Company recognized a tax (benefit)/expense of approximately $0.7 million, ($0.1) million, and ($0.3) million, respectively, in stockholders’ equity associated with the excess tax benefit realized by the Company for stock compensation plans. During 2013, 2012 and 2011, the Company recognized a tax (benefit)/expense of $3.5 million, $2.1 million and ($7.5) million, respectively, in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities in accordance with FASB ASC 715.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Deferred income tax assets
Retirement benefits other than pension	$778	$802
Pension and related plans	3,685	5,853
Net operating loss	43,347	58,931
Accrued expenses	3,644	3,623
Other	4,002	2,523
	55,456	71,732
Deferred income tax liabilities
Property and equipment	69,897	70,081
Intangible assets	1,567	2,498
Licenses	36,235	30,087
	107,699	102,666
	$(52,243)	$(30,934)
The Company has certain Federal prior year unused net operating losses (“NOLs”), including certain built-in losses that are subject to limitations imposed by the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, the Company expects that $110.2 million of these prior year NOLs will be available to the Company as follows: $15.9 million in 2014 (with $7.0 million anticipated carryover from 2013), $8.9 million per year in 2015 through 2024, $4.9 million in 2025 and $0.4 million in 2026. The Company also has certain state NOLs that will be available to the Company substantially similar to the Federal NOLs. The Company believes that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. The Company did not have any UTBs as of December 31, 2013 and 2012.
While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2010-2013 and 2009-2013, respectively.

Note 13. Pension Plans and Other Postretirement Benefits
The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2013 and 2012, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligations, beginning of period	$32,176	$33,705	$2,045	$1,647
Service cost	—	1,838	54	41
Interest cost	1,325	1,489	84	73
Curtailment	—	(7,459)	—	—
Actuarial (gain) loss	(5,116)	3,739	(187)	295
Benefits paid, net	(389)	(375)	(16)	(11)
Benefit obligations transferred	(222)	(761)	—	—
Benefit obligations, end of period	$27,774	$32,176	$1,980	$2,045
Change in plan assets:
Fair value of plan assets, beginning of period	$20,837	$15,343	$—	$—
Actual return on plan assets	4,255	2,329	—	—
Employer contributions	32	3,999	16	11
Benefits paid	(425)	(386)	(16)	(11)
Plan assets transferred	(89)	(448)	—	—
Fair value of plan assets, end of period	$24,610	$20,837	$—	$—
Funded status:
Total liability at December 31,	$(3,164)	$(11,339)	$(1,980)	$(2,045)
In accordance with the terms of Employee Matters Agreement, in connection with the Business Separation, the Company transferred total assets of $0.5 million and total benefit obligations of $1.0 million between 2012 and 2013 related to Lumos Networks employees into a new defined benefit pension plan adopted by Lumos Networks. In addition, the transfer of the benefit obligation triggered the transfer of $0.2 million of unrealized actuarial loss classified in other comprehensive income between 2012 and 2013. No additional transfers will be required in future periods for either plan.
The accumulated benefit obligation for the defined benefit pension plan at December 31, 2013 and 2012 was $27.8 million and $32.2 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. As of December 31, 2012, the Company froze future benefit accruals, resulting in a $7.5 million reduction in the Company’s projected benefit obligations due to the curtailment. Accordingly, the accumulated benefit obligation is equal to the projected benefit obligation.
The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2013, 2012 and 2011:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$—	$1,838	$2,790	$54	$41	$89
Interest cost	1,325	1,489	3,637	78	88	600
Recognized net actuarial loss	131	734	563	16	28	—
Expected return on plan assets	(1,595)	(1,293)	(4,131)	—	—	—
Net periodic benefit cost	$(139)	$2,768	$2,859	$148	$157	$689

Defined benefit pension plan net periodic benefit cost outlined above contained $1.3 million of cost related to discontinued operations for the year ended December 31, 2011. Additionally, other postretirement benefit plan net periodic benefit cost outlined above contained $0.6 million of cost related to discontinued operations for the year ended December 31, 2011.
Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.
Unrecognized actuarial gains in 2013 were $(7.7) million and $(0.2) million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial (gain)/loss recorded in accumulated other comprehensive income at December 31, 2013 related to these respective plans was $(0.7) million, net of a $0.4 million deferred tax liability, and $0.4 million, net of a $0.3 million deferred tax asset.
The total amount reclassified out of accumulated other comprehensive income related to actuarial losses from the defined benefit plans was $0.3 million, $0.5 million, and $0.4 million for the three years ended December 31, 2013, 2012, and 2011, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.
The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2013 and 2012 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Discount rate	5.00%	4.15%	5.00%	4.15%
The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.15%	4.45%	5.50%	4.15%	4.45%	5.50%
Expected return on plan assets	7.75%	7.75%	7.75%	—	—	—
Rate of compensation increase	—	3.00%	3.00%	—	—	—
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
For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 for the obligation as of December 31, 2013. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be less than a $0.1 million increase and a $0.4 million increase, respectively, for a 1% increase in medical trend rate and less than a $0.1 million decrease and a $0.3 million decrease, respectively, for a 1% decrease in medical trend rate.
In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third-party pension plan administrator, including its review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2013 as well as considered input from its third-party pension plan asset managers.

The weighted average actual asset allocations by asset category as of December 31, 2013 and the fair value by asset category as of December 31, 2013 and 2012 were as follows:

	Actual Allocation as of	Fair Value as of December 31,
Asset Category (dollars in thousands)	December 31, 2013	2013	2012
Large Cap Value	33%	$8,097	$6,627
Large Cap Blend	16%	4,022	3,301
Mid Cap Blend	6%	1,500	1,271
Small Cap Blend	4%	1,005	862
Foreign Stock – Large Cap	7%	1,706	1,493
Bond	31%	7,548	6,638
Cash and cash equivalents	3%	732	645
Total	100%	$24,610	$20,837
The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	66%	70%
Bond securities and cash equivalents	34%	30%
Total	100%	100%
It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“Level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2013 and 2012. The maximum holdings of any one asset within these funds is under 3% of this fund and thus is well under 1% of the total portfolio. At December 31, 2013, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.
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
The Company does not expect to contribute to the pension plan in 2014. The Company expects the net periodic benefit gain for the defined benefit pension plan in 2014 to be $(0.5) million and expects the periodic benefit cost for the other postretirement benefit plans in 2014 to be $0.1 million.
The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2014	$550	$58
2015	608	59
2016	645	58
2017	694	65
2018	753	56
Aggregate of next five years	5,152	433

Other Benefit Plans
The Company also sponsors a supplemental executive retirement plan. This nonqualified plan, which has no plan assets, was closed to new participants in 2003. The projected benefit obligation of this nonqualified plan was $7.3 million and $8.1 million at December 31, 2013 and 2012, respectively. The total expense recognized related to this plan was $0.4 million for the year ended December 31, 2013, and 2012 and $0.7 million for the year ended December 31, 2011.
The Company recognized $0.1 million of expense from previously unrecognized loss related to the supplemental executive retirement plan for each of the years ended December 31, 2013, 2012 and 2011. Unrecognized actuarial (gain)loss was $(0.6) million and $0.3 million in 2013 and 2012, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2013 and 2012 related to this plan was $1.7 million, net of a $1.0 million deferred tax asset, and $2.1 million, net of a $1.3 million deferred tax asset, respectively. The total expense to be recognized in 2014 for the nonqualified pension plan is approximately $0.4 million and the estimated payments are expected to be approximately $0.5 million.
Estimated future benefit payments are expected to be paid in the years indicated: $0.5 million annually for each of the years 2014 through 2018 and $2.5 million in aggregate for the years 2019 through 2023.
The Company also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s matching contributions to this plan were $1.1 million for the years ended December 31, 2013, 2012 and 2011. The Company’s policy is to make matching contributions in shares of the Company’s common stock. All of the matching contributions for 2013, 2012 and 2011 represented equity contributions.
Note 14. Strategic Network Alliance
The Company provides wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the SNA with Sprint in which the Company is the exclusive PCS service provider in the Company’s western Virginia and West Virginia service area for all Sprint Code Division Multiple Access (“CDMA”) wireless customers through July 31, 2015, subject to subsequent automatic three-year extensions unless the termination notice provisions are exercised.
The Company generated 34.1%, 35.8% and 32.4% of its revenue from the SNA for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues under the SNA have an effective minimum amount of $9.3 million per month subject to annual adjustments.
In September 2013 the Company reached a settlement with Sprint over the disputes related to the SNA. The settlement resolved the open disputes under the SNA, including the data rate reset dispute that began in the fourth quarter 2011 and the unrelated historical billing disputes that were asserted by Sprint in the third quarter 2012. In connection with the settlement, the Company recognized an additional $9.6 million in Operating Income, consisting of $9.0 million increase in revenue (primarily related to a reversal of the previously disclosed accrual) and $0.6 million decrease in cost of sales and services, for the year ended December 31, 2013.
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

Rent expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $35.8 million, $33.2 million and $32.2 million, respectively. The following table summarizes the Company’s contractual commitments for future minimum lease payments under non-cancelable operating leases, and commercial commitments for network capital expenditures, handset equipment and other materials to support its operations, at December 31, 2013:

	Operating	Other
(In thousands)	Leases	Commitments	Total
2014	$36,198	$115,015	$151,213
2015	36,132	6,952	43,084
2016	35,607	—	35,607
2017	34,917	—	34,917
2018	34,147	—	34,147
Thereafter	137,077	—	137,077
	$314,078	$121,967	$436,045
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

Note 16. Subsequent Event
On January 31, 2014, the Company completed the refinancing of the existing Term Loan A, which converted the outstanding principal balance of $148.1 million of Term Loan A into Term Loan B and an additional $40.0 million was borrowed under Term Loan B. The new Term Loan B bears the same terms and interest rate as the Company's existing Term Loan B, however, the quarterly Leverage Ratio financial covenant that was previously applicable to Term Loan A will not apply. All other terms and financial covenants of the existing Term Loan B remained the same. The new aggregate amount of Term Loan B is $533.8 million and matures in November 2019 with quarterly principal payments of $1.4 million beginning in March 2014.

QUARTERLY FINANCIAL SUMMARY
(Unaudited)

	Fiscal Year 2013
	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$119,345	$119,859	$130,912	$121,766
Operating Income	17,496	23,554	27,422	7,364
Income (Loss) from Continuing Operations (1)	6,022	9,927	11,171	(381)
Net Income (Loss) Attributable to NTELOS Holdings Corp. (1)	5,493	9,386	10,583	(784)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic	$0.26	$0.45	$0.50	$(0.04)
Diluted	0.25	0.43	0.48	(0.04)
	Fiscal Year 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$110,540	$111,585	$114,466	$117,398
Operating Income	18,851	16,573	13,719	13,999
Income from Continuing Operations (2)	7,981	6,487	5,096	764
Net Income Attributable to NTELOS Holdings Corp. (2)	7,852	5,606	4,608	321
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.38	$0.27	$0.22	$0.02
Diluted	0.37	0.26	0.22	0.02

(1)
Results for the fourth quarter of fiscal year 2013 include increased equipment cost of approximately $8.0 million for new sales activations and upgrades for existing customers due to seasonality and the launch of the new iPhones combined with the new nControl rate plans during the fourth quarter.

(2)
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
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NTELOS Holdings Corp.:
We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2014

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.
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

10.8(7)
Second Amendment and Restatement Agreement to the Amended and Restated Credit Agreement, with the Second Amended and Restated Credit Agreement, dated as of January 31, 2014, attached as Exhibit A thereto.

10.9(8)
Resale Agreement, dated as of July 31, 2007, and effective as of July 1, 2007, by and among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc..

10.10(9)++
First Amendment to Resale Agreement dated as of September 20, 2013 among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc.

10.11(10)+	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.
10.12(11)+	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.
10.13(11)+	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.
10.14(12)+	Form of Stock Option Grant Award Agreement.
10.15(13)+	Form of Restricted Stock Award Agreement.
10.16(14)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.
10.17(14)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for Conrad J. Hunter.
10.18(14)+	Form of Separation Incentive Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.
10.19(15)+	Form of Executive Stock Option Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.20(15)+	Form of Executive Restricted Stock Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.21(16)+	Form of Stock Option Grant Award Agreement.
10.22(16)+	Form of Restricted Stock Award Grant Agreement
10.23(16)+	Form of Performance Stock Unit Grant Agreement
10.24(14)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde.
10.25(14)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.
10.26(17)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Robert L. McAvoy, Jr.
10.27(18)+	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor Jr.
10.28(17)+	Employment Agreement, dated August 17, 2011, between NTELOS Holdings Corp. and Brian J. O’Neil.
10.29(1)+	Employee Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.
10.30(1)	Tax Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.
21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.
31.1*	Certificate of the principal executive officer pursuant to Rule 13a-14(a).
31.2*	Certificate of the principal financial officer pursuant to Rule 13a-14(a).
32.1*	Certificate of the chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contracts and arrangements.
++
Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed May 11, 2011.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005 filed March 28, 2006.
(4)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.
(5)	Filed as Annex A to Definitive Proxy Statement on Schedule 14A filed March 15, 2010
(6)	Filed as an exhibit to Current Report on Form 8-K filed November 13, 2012
(7)	Filed as an exhibit to Current Report on Form 8-K filed February 6, 2014.
(8)	Filed as an exhibit to Current Report on Form 8-K filed August 2, 2007.
(9)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 5, 2010.
(10)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(11)	Filed as an exhibit to Annual Report on Form 10-K filed February 26, 2010.
(12)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2007.
(13)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.
(14)	Filed as an exhibit to Current Report on Form 8-K filed December 9, 2010.
(15)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2012.
(16)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 8, 2013.
(17)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 1, 2012.
(18)	Filed as an exhibit to Current Report on Form 8-K filed August 1, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ James A. Hyde
Name:	James A. Hyde
Title:	Chief Executive Officer and President
Date:	February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Hyde	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2014
James A. Hyde

/s/ Stebbins B. Chandor Jr.	Executive Vice President and Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer)	February 27, 2014
Stebbins B. Chandor Jr.

/s/ John Turtora	Vice President and Controller (principal accounting officer)	February 27, 2014
John Turtora

/s/ Michael Huber	Chairman of the Board and Director	February 27, 2014
Michael Huber

/s/ Timothy G. Biltz	Director	February 27, 2014
Timothy G. Biltz

/s/David A. Chorney	Director	February 27, 2014
David A. Chorney

/s/ Rodney D. Dir	Director	February 27, 2014
Rodney D. Dir

/s/ Stephen C. Duggan	Director	February 27, 2014
Stephen C. Duggan

/s/ Daniel J. Heneghan	Director	February 27, 2014
Daniel J. Heneghan

/s/ Ellen O’Connor Vos	Director	February 27, 2014
Ellen O’Connor Vos