Form 10-Q
period 2014-03-31
NTELOS HOLDINGS CORP
filed 2014-05-07
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,666,882 shares of the registrant’s common stock outstanding as of the close of business on May 2, 2014.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$121,038	$88,441
Restricted cash	2,167	2,167
Accounts receivable, net	36,545	37,740
Inventories and supplies	15,663	23,962
Deferred income taxes	9,751	10,650
Prepaid expenses and other current assets	21,513	20,808
	206,677	183,768
Securities and Investments	1,499	1,499
Property, Plant and Equipment, net	322,331	319,376
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	131,834	131,834
Customer relationships and trademarks, net	6,232	6,985
Deferred Charges and Other Assets	11,628	9,089
TOTAL ASSETS	$743,901	$716,251
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,824	$5,410
Accounts payable	29,816	33,677
Dividends payable	9,096	9,034
Advance billings and customer deposits	13,590	13,333
Accrued expenses and other current liabilities	17,231	18,056
	75,557	79,510
Long-Term Debt	523,036	484,956
Retirement Benefits	12,535	11,995
Deferred Income Taxes	61,946	62,893
Other Long-Term Liabilities	33,133	33,104
	630,650	592,948
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,666 shares issued and 21,657 shares outstanding (21,519 shares issued and 21,510 shares outstanding at December 31, 2013)	214	214
Additional paid in capital	38,198	44,462
Treasury stock, at cost, 9 shares (9 shares at December 31, 2013)	(147)	(147)
Retained earnings	—	—
Accumulated other comprehensive loss	(1,517)	(1,246)
Total NTELOS Holdings Corp. Stockholders’ Equity	36,748	43,283
Noncontrolling Interests	946	510
	37,694	43,793
TOTAL LIABILITIES AND EQUITY	$743,901	$716,251
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Operating Revenues	$122,082	$119,345
Operating Expenses
Cost of sales and services	47,324	44,535
Customer operations	34,091	30,954
Corporate operations	9,737	7,904
Depreciation and amortization	19,067	18,456
	110,219	101,849
Operating Income	11,863	17,496
Other Expense
Interest expense	(7,959)	(7,361)
Other expense, net	(1,072)	(369)
	(9,031)	(7,730)
Income before Income Taxes	2,832	9,766
Income Taxes	1,110	3,744
Net Income	1,722	6,022
Net Income Attributable to Noncontrolling Interests	(436)	(529)
Net Income Attributable to NTELOS Holdings Corp.	$1,286	$5,493
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.06	$0.26
Weighted average shares outstanding - basic	21,080	20,960
Diluted	$0.06	$0.25
Weighted average shares outstanding - diluted	22,023	21,550
Cash Dividends Declared per Share - Common Stock	$0.42	$0.42
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net Income Attributable to NTELOS Holdings Corp.	$1,286	$5,493
Other Comprehensive Income:
Amortization of unrealized (gain)/loss from defined benefit plans, net of $172 of deferred income taxes in 2014 ($42 in 2013)	(271)	66
Comprehensive Income Attributable to NTELOS Holdings Corp.	1,015	5,559
Comprehensive Income Attributable to Noncontrolling Interests	436	529
Comprehensive Income	$1,451	$6,088
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$1,722	$6,022
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,067	18,456
Deferred income taxes	86	3,263
Equity-based compensation	1,311	1,321
Amortization of loan origination costs and debt discount	801	672
Write off of unamortized debt issuance costs	895	—
Retirement benefits and other	700	774
Changes in operating assets and liabilities
Accounts receivable	1,195	7,322
Inventories and supplies	8,299	824
Other current assets	(3,609)	(1,993)
Income taxes	313	592
Accounts payable	(11,229)	(3,402)
Other current liabilities	(1,230)	7,557
Retirement benefit contributions and distributions	173	(86)
Net cash provided by operating activities	18,494	41,322
Cash flows from investing activities
Purchases of property, plant and equipment	(13,961)	(16,913)
Other, net	2,547	(33)
Net cash used in investing activities	(11,414)	(16,946)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	187,655	—
Debt issuance and refinancing costs	(3,551)	—
Repayments on senior secured term loans	(149,476)	(1,250)
Cash dividends paid on common stock	(9,034)	—
Capital distributions to Noncontrolling Interests	—	(277)
Other, net	(77)	410
Net cash provided by/(used in) financing activities	25,517	(1,117)
Increase in cash	32,597	23,259
Cash, beginning of period	88,441	76,197
Cash, end of period	$121,038	$99,456
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793
Equity-based compensation *	147			1,594				1,594		1,594
Cash dividends declared				(7,858)		(1,286)		(9,144)		(9,144)
Net income attributable to NTELOS Holdings Corp.						1,286		1,286		1,286
Amortization of unrealized gain from defined benefit plans, net of $172 of deferred income taxes							(271)	(271)		(271)
Comprehensive income attributable to Noncontrolling Interests								—	436	436
March 31, 2014	21,666	9	$214	$38,198	$(147)	$—	$(1,517)	$36,748	$946	$37,694

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”)
(Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network
Alliance” or "SNA." See Note 11 for additional information regarding this arrangement. The Company does not have any independent operations.
Note 2. Basis of Presentation and Other Information
Basis of Presentation
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
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). These financial statements should be read in conjunction with the Company’s 2013 Form 10-K.
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at March 31, 2014 and December 31, 2013 was $66.5 million and $36.5 million, respectively. The remaining $54.5 million and $51.9 million of cash at March 31, 2014 and December 31, 2013, respectively, was held in non-interest bearing deposit accounts.

Restricted Cash
The Company is eligible to receive up to $5.0 million in connection with its winning bid in the Connect America Fund's Mobility Fund Phase I Auction ("Auction 901"). Pursuant to the terms of Auction 901, the Company was required to obtain a Letter of Credit (“LOC”) for the benefit of the Universal Service Administrative Company (“USAC”) to cover each disbursement plus the amount of the performance default penalty (10% of the total eligible award). USAC may draw upon the LOC in the event the Company fails to demonstrate the required coverage by the applicable deadline in 2016. The Company obtained the LOC in the amount of $2.2 million, representing the first disbursement of $1.7 million received in September 2013, plus the performance default penalty of $0.5 million. In accordance with the terms of the LOC, the Company deposited $2.2 million into a separate account at the issuing bank to serve as cash collateral. Such funds will be released when the LOC is terminated without being drawn upon by USAC.

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2014 and 2013 was $4.0 million and $3.2 million, respectively. The Company’s allowance for doubtful accounts was $6.2 million and $6.5 million at March 31, 2014 and December 31, 2013, respectively.

Accrued Expenses and Other Current Liabilities

(In thousands)	March 31, 2014	December 31, 2013
Accrued interest	5,103	4,584
Accrued payroll	4,237	5,760
Accrued taxes	4,421	3,842
Other	3,470	3,870
Total	$17,231	$18,056

Pension Benefits and Retirement Benefits Other Than Pensions
For the three months ended March 31, 2014 and 2013, the components of the Company’s net periodic benefit cost for its defined benefit pension plan were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Service cost	$—	$—
Interest cost	344	331
Recognized net actuarial loss	—	76
Expected return on plan assets	(472)	(399)
Net periodic benefit cost	$(128)	$8
Pension plan assets were valued at $25.0 million at March 31, 2014.
For the three months ended March 31, 2014 and 2013, the components of the Company’s net periodic benefit cost for its other postretirement benefit plans were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Service cost	$10	$14
Interest cost	24	21
Recognized net actuarial loss	8	4
Fees	8	—
Net periodic benefit cost	$50	$39
The total expense recognized for the Company’s nonqualified pension plans was $0.1 million for each of the three months ended March 31, 2014 and 2013, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive income related to actuarial losses from the defined benefit plans was $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.
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

Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three months ended March 31, 2014 and 2013 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cost of sales and services	$151	$141
Customer operations	250	247
Corporate operations	910	933
Equity-based compensation expense	$1,311	$1,321
Future charges for equity-based compensation related to securities outstanding at March 31, 2014 for the remainder of 2014 and for the years 2015 through 2018 are estimated to be $3.2 million, $3.1 million, $1.4 million, $0.2 million and less than $0.1 million, respectively.

Note 3. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash payments for:
Interest (net of amounts capitalized)	$6,771	$2,591
Income taxes	11	13
Cash received from income tax refunds	—	288
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	16,244	4,551
Dividends declared not paid	9,142	9,053

The amount of interest capitalized was immaterial for each of the three months ended March 31, 2014 and 2013.

Note 4. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	March 31, 2014	December 31, 2013
Land and buildings *	39 to 50 years	$33,079	$34,223
Network plant and equipment	5 to 17 years	474,174	471,032
Furniture, fixtures and other equipment	2 to 18 years	93,674	103,181
		600,927	608,436
Under construction		23,987	6,430
		624,914	614,866
Less: accumulated depreciation		302,583	295,490
Property, plant and equipment, net		$322,331	$319,376
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended March 31, 2014 and 2013 was $18.3 million and $17.7 million, respectively. During the quarter ended March 31, 2014, the Company revised the estimated useful lives of certain assets in order to better match our depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods. The new estimated useful lives were established based on historical service periods and external benchmark data of these assets. The increase in depreciation expense resulting from this change for the three months ended March 31, 2014 was approximately $0.4 million. The Company believes that no impairment indicators existed as of March 31, 2014 that would require it to perform impairment testing.

Note 5. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of March 31, 2014 that would require it to perform impairment testing.
Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At March 31, 2014 and December 31, 2013, customer relationships and trademarks were comprised of the following:

		March 31, 2014			December 31, 2013
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	7 to 8 years	$36,900	$(33,507)	$3,393	$36,900	$(32,871)	$4,029
Trademarks	15 years	7,000	(4,161)	2,839	7,000	(4,044)	2,956
Total		$43,900	$(37,668)	$6,232	$43,900	$(36,915)	$6,985
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for both the three months ended March 31, 2014 and 2013 was $0.8 million.

Note 6. Long-Term Debt
At March 31, 2014 and December 31, 2013, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Senior secured term loans, net of unamortized debt discount	$528,041	$489,441
Capital lease obligations	819	925
	528,860	490,366
Less: current portion of long-term debt	5,824	5,410
Long-term debt	$523,036	$484,956
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
On January 31, 2014, the Company completed the refinancing of Term Loan A, which converted the outstanding principal balance of $148.1 million of Term Loan A into Term Loan B, and borrowed an additional $40.0 million under Term Loan B. The additional Term Loan B borrowings bear the same interest rate, maturity and other terms as the Company’s existing Term Loan B borrowings. In connection with the refinancing, the Company incurred approximately $3.8 million in creditor and third party fees, of which $3.7 million was deferred and is being amortized to interest expense over the life of the debt using the effective interest method. The Company also deferred $0.5 million in debt discounts related to the new Term Loan B borrowings, which are being accreted to the Term Loan B using the effective interest method over the life of the debt and are reflected in interest expense. Additionally, the Company wrote off a proportionate amount of the unamortized deferred fees and debt discount from the Amended and Restated Credit Agreement totaling $0.5 million and $0.2 million, respectively, which are reflected in other expenses in the condensed consolidated statements of income.

The aggregate maturities of long-term debt outstanding at March 31, 2014, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2014	$4,054
2015	5,405
2016	5,405
2017	5,405
2018	5,405
Thereafter	506,725
Total	$532,399
The Company’s blended average effective interest rate on its long-term debt was approximately 6.3% and 6.0% for the three months ended March 31, 2014 and 2013, respectively.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended March 31, 2014 there was no excess cash flow. The balance of the Restricted Payments basket as of March 31, 2014 was $58.8 million.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2014, the carrying value and accumulated depreciation of these assets was $2.6 million and $1.5 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.8 million. At March 31, 2014, the principal portion of these capital lease obligations was payable as follows: $0.3 million for the remainder of 2014, $0.3 million in 2015 and $0.2 million in 2016.

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
Long-Term Investments
At March 31, 2014 and December 31, 2013, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in other expense. The Company recorded a $0.1 million loss for the three months ended March 31, 2014.
The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
March 31, 2014
Nonderivatives:
Financial assets:
Cash	$121,038		$121,038	$121,038
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	532,399		528,041	527,075
Capital lease obligations	819		819	819
Derivative related to debt:
Interest rate cap asset	350,000	*	82	82
December 31, 2013
Nonderivatives:
Financial assets:
Cash	$88,441		$88,441	$88,441
Restricted cash	2,167		2,167	2167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	493,750		489,441	495,848
Capital lease obligations	925		925	925
Derivative related to debt:
Interest rate cap asset	350,000	*	229	229
* Notional amount

The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at March 31, 2014 and December 31, 2013, respectively. The fair value of the derivative instrument was based on a quoted market price at March 31, 2014 and December 31, 2013, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 8. Equity and Earnings Per Share
On May 1, 2014, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on July 11, 2014 to stockholders of record on June 13, 2014.
The computations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Numerator:
Net income applicable to common shares for earnings per share computation	$1,286	$5,493
Denominator:
Total shares outstanding	21,657	21,446
Less: unvested shares	(570)	(478)
Less: effect of calculating weighted average shares	(7)	(8)
Denominator for basic earnings per common share - weighted average shares outstanding	21,080	20,960
Plus: weighted average unvested shares	628	374
Plus: common stock equivalents of stock options	315	216
Denominator for diluted earnings per common share - weighted average shares outstanding	22,023	21,550

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three months ended March 31, 2014 and 2013, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three months ended March 31, 2014 and 2013, the denominator for diluted earnings per common share excludes approximately 1.8 million shares and 2.6 million shares, respectively, related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the three months ended March 31, 2014, the Company issued 347,023 stock options under the Employee Equity Incentive Plans and 27,170 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date, and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.

During the three months ended March 31, 2014, the Company issued 118,146 shares of restricted stock under the Employee Equity Incentive Plans and 10,095 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the three months ended March 31, 2014, the Company granted 83,151 PSUs under the Employee Equity Incentive Plans to certain key employees. These PSUs vest on December 31, 2016 and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date. At March 31, 2014, the Company had accrued approximately $0.2 million in dividend equivalent units.
The summary of the activity and status of the Company’s stock option awards for the three months ended March 31, 2014 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2014	2,603	$19.45
Granted during the period	374	13.42
Exercised during the period	—	—
Forfeited during the period	—	—
Stock options outstanding at March 31, 2014	2,977	$18.69	7.7 years	$—
Exercisable at March 31, 2014	1,465	$21.11	6.6 years	$—
Total expected to vest after March 31, 2014	1,361	$18.16
The fair value of each common stock option award granted during the three months ended March 31, 2014 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2014 and 2013 was $1.02 and $0.71, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was less than $0.1 million. The total fair value of options that vested during the three months ended March 31, 2014 and 2013 was $1.1 million and $1.3 million, respectively. As of March 31, 2014, there was $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.
The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2014	325	$17.41
Granted during the period	128	13.50
Vested during the period	(50)	20.47
Forfeited during the period	(1)	12.47
Restricted stock awards outstanding at March 31, 2014	402	$15.80

At March 31, 2014, there was $3.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

The summary of the activity and status of the Company’s performance stock unit awards for the three months ended March 31, 2014 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2014	110	$12.79
Granted during the period	83	9.10
Vested during the period	—	—
Forfeited during the period	—	—
Performance stock units outstanding at March 31, 2014	193	$11.20
At March 31, 2014, there was $1.7 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the three months ended March 31, 2014 and 2013, 2,108 shares and 1,816 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the three months ended March 31, 2014 and 2013 was immaterial.

Note 10. Income Taxes
Income tax expense for the three months ended March 31, 2014 was $1.1 million representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation.

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
The Company generated 32.2% and 33.6% of its revenue from the SNA for the three months ended March 31, 2014 and 2013, respectively.

Note 12. Commitments and Contingencies

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

The Company is involved in disputes, claims, either asserted or unasserted, and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management believes that adequate provision for any probable and reasonably estimable losses has been made in the Company’s unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A, Risk Factors" and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013 and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").
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
At March 31, 2014, our wireless retail business had approximately 468,000 subscribers, representing a penetration of approximately 7.8% of our total covered population. Of the 468,000 total retail subscribers, total postpay subscribers were 307,000 at March 31, 2014 compared to 300,000 at March 31, 2013 and total prepay subscribers were 161,000 at March 31, 2014 compared to 151,000 at March 31, 2013.
Our postpay subscriber base has increased by 2% from March 31, 2013 to March 31, 2014 and we have expanded our prepay subscriber base by 7% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.
Strategic Network Alliance
We have an agreement with Sprint under the SNA in which we are the exclusive PCS service provider in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA wireless customers through July 31, 2015. For the three months ended March 31, 2014 and 2013, we realized wholesale revenues of $40.2 million and $41.2 million, respectively, of which $39.3 million and $40.2 million, respectively, related to the SNA.
Our Operations
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading portions of our network to fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”). We launched 4G LTE in several markets in the fourth quarter of 2013. We anticipate completing our initial 4G LTE build out of approximately 70% of our covered POPs in 2014 and will continue to add capacity to support increased subscribers and growth in data and voice usage.
We currently offer 19 devices across 11 brands, including Apple iPhone, Motorola, LG, Samsung and HTC products, and offer our customers smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no contract services. We also continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. We have focused resources on enhancing our direct distribution channel by refining our store locations, appearance and customer service experience. We have also expanded our indirect distribution channel by using regional master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations.

RESULTS OF OPERATIONS – OVERVIEW
Three-Month Results
Operating revenues increased $2.8 million, or 2.3%, to $122.1 million for the three months ended March 31, 2014 compared to $119.3 million for the three months ended March 31, 2013 consisting of a $3.8 million increase in retail revenues and a $1.1 million decrease in wholesale and other revenues. Operating income decreased $5.6 million, or 32.0%, to $11.9 million for the three months ended March 31, 2014 compared to $17.5 million for the three months ended March 31, 2013 primarily reflecting an increase in operating expenses related to increased equipment costs and customer retention expenses. Income before income taxes decreased $7.0 million, or 71.0%, to $2.8 million for the three months ended March 31, 2014 compared to $9.8 million for the three months ended March 31, 2013 for the reasons discussed above and an increase in interest expense.

Other Overview Discussion
To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we reference the non-GAAP measure Average Revenue per Account ("ARPA") to measure our postpay wireless performance. We use this measure, along with other performance metrics such as subscribers and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance.

Our new postpay pricing structure, nControl, introduced in late 2013, is customizable for families and individuals with multiple devices and facilitates the sharing of data, minutes and SMS allowances among these devices. As our customers continue to adopt these plans and add smartphone devices, we focus on ARPA as a leading metric for postpay service revenue. We closely monitor the effects of new rate plans and service offerings on ARPA in order to determine their effectiveness. We believe ARPA provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. ARPA as calculated below may not be similar to ARPA measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of operations.
The table below provides a reconciliation of operating revenues to postpay subscriber revenues used to calculate ARPA for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands, except ARPA)	2014	2013

Operating revenues	$122,082	$119,345
Less: prepay service revenues	(16,960)	(15,684)
Less: equipment revenues	(7,491)	(6,638)
Less: wholesale and other adjustments	(40,018)	(40,918)
Postpay service revenues	$57,613	$56,105

Account Statistics:
Postpay ARPA	$137.47	$130.69
Postpay accounts (1)	138,400	143,300
Postpay subscribers per account (1)	2.2	2.1

(1) End of period

ARPA increased for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our recently launched nControl plans and our device line up.  We expect ARPA to stabilize as increased price competition puts downward pressure on service pricing, offset by an increase in our average lines per account. Prepay service revenues increased for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of an increase in our prepay subscriber base.

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
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three months ended March 31, 2014 and 2013. The VA Alliance made $0.3 million of capital distributions to the minority owners during the three months ended March 31, 2013.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED MARCH 31, 2014 AND 2013
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	$81,367	$77,574	$3,793	4.9%
Wholesale and other revenue	40,715	41,771	(1,056)	(2.5)%
Total operating revenues	$122,082	$119,345	$2,737	2.3%

Retail Revenue
Retail revenue improved primarily due to an increase in subscriber service revenues of $2.9 million, or 4.1%, and an increase in equipment revenues of $0.9 million, or 12.9%. The increase in postpay service revenue is a result of an increase in subscribers and an increase in ARPA. ARPA increased for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our recently launched nControl plans and our device line up.  We expect ARPA to stabilize as increased price competition puts downward pressure on service pricing, offset by an increase in our average lines per account. Prepay service revenues increased for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of an increase in our prepay subscriber base. Increase in equipment revenues for the three months ended March 31, 2014 reflected an increase in devices sold combined with an increase in retail pricing.
Wholesale and Other Revenue
Wholesale and roaming revenues from the SNA decreased $0.9 million, or 2.2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily the result of the amended terms of the SNA that took effect in September 2013. Roaming revenues from carriers other than Sprint remained relatively consistent for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of sales and services	$47,324	$44,535	$2,789	6.3%
Customer operations	34,091	30,954	3,137	10.1%
Corporate operations	9,737	7,904	1,833	23.2%
Depreciation and amortization	19,067	18,456	611	3.3%
Total operating expenses	$110,219	$101,849	$8,370	8.2%
Cost of Sales and Services – Cost of sales and services increased $2.8 million, or 6.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to increases in cell site expenses, data roaming expense and equipment cost of sales, totaling $2.6 million, or 7.6%, as a result of on-going costs to support subscriber and usage growth.
Customer Operations – Customer operations expense increased $3.1 million, or 10.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Retention expenses increased $2.2 million, or 31.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 driven by an increase in upgrades. In addition, bad debt expense increased $0.8 million, or 25.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in the average balances per account written off.
Corporate Operations – Corporate operations expense increased $1.8 million, or 23.2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily driven by certain employee separation charges of $1.5 million for the three months ended March 31, 2014.
Depreciation and Amortization – Depreciation and amortization expenses increased $0.6 million, or 3.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to revision of estimated useful lives along with an increase in the depreciable assets placed in service.
OTHER EXPENSE
Interest expense increased $0.6 million, or 8.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing.
Other expenses increased $0.7 million primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred debt issuance costs associated with the refinancing in January 2014.

INCOME TAXES
Income tax expense for the three months ended March 31, 2014 and 2013 was $1.1 million and $3.7 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of March 31, 2014, we had $121.0 million of cash, compared to $88.4 million as of December 31, 2013, of which $66.5 million was held in market rate savings accounts (including $9.5 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $54.5 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at March 31, 2014 has a rating A1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $131.1 million as of March 31, 2014 compared to $104.3 million as of December 31, 2013.
As of March 31, 2014, we had $630.7 million in aggregate long-term liabilities, compared to $592.9 million as of December 31, 2013, consisting of $523.0 million in long-term debt, including capital lease obligations, and approximately $107.6 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at March 31, 2014 is provided in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended March 31, 2014 there was no excess cash flow. The balance of the Restricted Payments basket as of March 31, 2014 was $58.8 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of March 31, 2014, there were no commitments associated with the Incremental Commitments.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$18,494	$41,322
Net cash used in investing activities	(11,414)	(16,946)
Net cash provided by/(used in) financing activities	25,517	(1,117)

Operating Activities
Our cash flows from operating activities for the three months ended March 31, 2014 of $18.5 million decreased $22.8 million, or 55.2%, compared to the cash flows from operating activities of $41.3 million for the three months ended March 31, 2013. The decrease is due to a decrease in operating income and cash used by changes in working capital. Changes in working capital decreased $16.9 million, due to timing of payments received under the SNA during the three months ended March 31, 2013, a decrease in accounts payable due to timing of payments on invoices related to our 4G LTE expansion and a decrease in inventory due to lower purchases of devices.
Investing Activities
As we continue to upgrade our network, we invested $14.0 million in capital expenditures for the three months ended March 31, 2014. This was lower than the $16.9 million of capital expenditures for the same period last year. Included in the capital spending for the three months ended March 31, 2014 was $10.8 million of expenditures for additional capacity to support our projected growth, and $3.2 million to maintain our existing networks and other business needs. We currently expect capital expenditures for 2014 to be in the range of $85.0 million to $95.0 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 was $25.5 million compared to net cash used in financing activities of $1.1 million for the three months ended March 31, 2013. Included in the financing activity for the three months ended March 31, 2014 was $39.5 million net proceeds from the January 2014 debt refinancing, offset by $9.0 million in cash dividends, $3.5 million in debt issuance costs and $1.4 million of principal payments on the long term debt. On May 1, 2014, the board of directors declared a cash dividend in the amount of $0.42 per share to be paid on July 11, 2014 to stockholders of record on June 13, 2014. Consistent with our existing practice, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
We believe that our current cash balances of $121.0 million and our cash flows from operations will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $532.4 million at March 31, 2014. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.8 million as of March 31, 2014.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At March 31, 2014, our financial assets included cash of $121.0 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at March 31, 2014.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at March 31, 2014, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$528,041	$527,075	$542,891	$511,803
Capital lease obligations	819	819	901	737
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At March 31, 2014, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at March 31, 2014 we had approximately $54.5 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this quarterly report as well as other information in our subsequent filings with the SEC, you should carefully consider the risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or future results.

We do not believe that there have been any changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended March 31, 2014 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at March 31, 2014. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1(1)
Second Amendment and Restatement Agreement to the Amended and Restated Credit Agreement, with the Second Amended and Restated Credit Agreement, dated as of January 31, 2014, attached as Exhibit A thereto.

10.2*	Agreement, dated March 13, 2014, between NTELOS Holdings Corp. and Conrad J. Hunter.

31.1*	Certification of James A. Hyde, Chief Executive Officer and President, Pursuant to Rule 13a-14(a).

31.2*	Certification of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary, Pursuant to Rule 13a-14(a).

32.1*	Certification of James A. Hyde, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed February 6, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 7, 2014	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 7, 2014	By:	/s/ Stebbins B. Chandor
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: May 7, 2014	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)