Form 10-Q
period 2014-06-30
NTELOS HOLDINGS CORP
filed 2014-07-29
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,690,951 shares of the registrant’s common stock outstanding as of the close of business on July 25, 2014.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$108,340	$88,441
Restricted cash	2,167	2,167
Accounts receivable, net	41,947	37,740
Inventories and supplies	15,501	23,962
Deferred income taxes	8,970	10,650
Prepaid expenses and other current assets	18,819	20,808
	195,744	183,768
Securities and Investments	1,499	1,499
Property, Plant and Equipment, net	320,795	319,376
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	131,838	131,834
Customer relationships and trademarks, net	5,479	6,985
Deferred Charges and Other Assets	11,117	9,089
TOTAL ASSETS	$730,172	$716,251
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,835	$5,410
Accounts payable	21,812	33,677
Dividends payable	9,104	9,034
Advance billings and customer deposits	13,363	13,333
Accrued expenses and other current liabilities	18,955	18,056
	69,069	79,510
Long-Term Debt	521,978	484,956
Retirement Benefits	13,528	11,995
Deferred Income Taxes	60,780	62,893
Other Long-Term Liabilities	35,408	33,104
	631,694	592,948
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,704 shares issued and 21,685 shares outstanding (21,519 shares issued and 21,510 shares outstanding at December 31, 2013)	214	214
Additional paid in capital	30,877	44,462
Treasury stock, at cost, 19 shares (9 shares at December 31, 2013)	(281)	(147)
Retained earnings	—	—
Accumulated other comprehensive loss	(2,169)	(1,246)
Total NTELOS Holdings Corp. Stockholders’ Equity	28,641	43,283
Noncontrolling Interests	768	510
	29,409	43,793
TOTAL LIABILITIES AND EQUITY	$730,172	$716,251
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Operating Revenues	$117,795	$119,859	$239,877	$239,204
Operating Expenses
Cost of sales and services	47,439	42,567	94,763	87,102
Customer operations	31,329	29,977	65,420	60,931
Corporate operations	9,194	7,760	18,931	15,664
Depreciation and amortization	19,929	20,443	38,996	38,899
Gain on sale of intangible assets	—	(4,442)	—	(4,442)
	107,891	96,305	218,110	198,154
Operating Income	9,904	23,554	21,767	41,050
Other Income (Expense)
Interest expense	(8,315)	(7,398)	(16,274)	(14,759)
Other income (expense), net	(92)	151	(1,164)	(218)
	(8,407)	(7,247)	(17,438)	(14,977)
Income before Income Taxes	1,497	16,307	4,329	26,073
Income Taxes	640	6,380	1,750	10,124
Net Income	857	9,927	2,579	15,949
Net Income Attributable to Noncontrolling Interests	(373)	(541)	(809)	(1,070)
Net Income Attributable to NTELOS Holdings Corp.	$484	$9,386	$1,770	$14,879
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.02	$0.45	$0.08	$0.71
Weighted average shares outstanding - basic	21,099	21,027	21,090	20,962
Diluted	$0.02	$0.43	$0.08	$0.69
Weighted average shares outstanding - diluted	22,039	21,779	22,037	21,613
Cash Dividends Declared per Share - Common Stock	$0.42	$0.42	$0.84	$0.84
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net Income Attributable to NTELOS Holdings Corp.	$484	$9,386	$1,770	$14,879
Other Comprehensive Income:
Amortization of unrealized (gain)/loss from defined benefit plans, net of $172 and $344 of deferred income taxes in 2014, respectively ($42 and $84 in 2013, respectively)	(270)	66	(541)	131
Unrecognized loss from defined benefit plans, net of $243 of deferred income taxes in 2014	(382)	—	(382)	—
Comprehensive Income Attributable to NTELOS Holdings Corp.	(168)	9,452	847	15,010
Comprehensive Income Attributable to Noncontrolling Interests	373	541	809	1,070
Comprehensive Income	$205	$9,993	$1,656	$16,080
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$2,579	$15,949
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,996	38,899
Gain on sale of intangible assets	—	(4,442)
Deferred income taxes	136	5,316
Equity-based compensation	2,594	2,781
Amortization of loan origination costs and debt discount	1,442	1,378
Write off of unamortized debt issuance costs	895	—
Retirement benefits and other	1,158	1,040
Changes in operating assets and liabilities
Accounts receivable	(4,207)	(300)
Inventories and supplies	8,461	265
Other current assets	(955)	(2,584)
Income taxes	146	2,571
Accounts payable	(6,989)	978
Other current liabilities	2,298	13,775
Retirement benefit contributions and distributions	424	(123)
Net cash provided by operating activities	46,978	75,503
Cash flows from investing activities
Purchases of property, plant and equipment	(43,844)	(43,975)
Restricted cash pledged for letter of credit	—	(2,167)
Proceeds from sale of intangible assets	—	4,644
Other, net	2,381	(72)
Net cash used in investing activities	(41,463)	(41,570)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	187,655	—
Debt issuance and refinancing costs	(3,551)	—
Repayments on senior secured term loans	(150,822)	(2,500)
Cash dividends paid on common stock	(18,130)	(9,006)
Capital distributions to Noncontrolling Interests	(551)	(683)
Other, net	(217)	298
Net cash provided by/(used in) financing activities	14,384	(11,891)
Increase in cash	19,899	22,042
Cash, beginning of period	88,441	76,197
Cash, end of period	$108,340	$98,239
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793
Equity-based compensation *	185	10		3,005	(134)			2,871		2,871
Cash dividends declared				(16,590)		(1,770)		(18,360)		(18,360)
Capital distribution to Noncontrolling Interests								—	(551)	(551)
Net income attributable to NTELOS Holdings Corp.						1,770		1,770		1,770
Amortization of unrealized gain from defined benefit plans, net of $344 of deferred income taxes							(541)	(541)		(541)
Unrecognized loss from defined benefit plans, net of $243 of deferred income taxes							(382)	(382)		(382)
Comprehensive income attributable to Noncontrolling Interests								—	809	809
Balance, June 30, 2014	21,704	19	$214	$30,877	$(281)	$—	$(2,169)	$28,641	$768	$29,409

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) and 4G long term evolution data services ("LTE Services"), (collectively "PCS/LTE") provided through NTELOS branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for certain of its affiliates (collectively “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or "SNA." See Note 11 for additional information regarding this arrangement. The Company does not have any independent operations.
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
The Company earns retail and wholesale revenues by providing access to and usage of its networks. Retail and certain wholesale revenues are recognized as services are provided. In long term contracts certain fixed elements are required to be recognized on a straight-line basis over the term of the agreement. Revenues for equipment sales are recognized at the point of sale. Wireless handsets and other devices sold with service contracts are generally sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale.
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

Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at June 30, 2014 and December 31, 2013 was $63.6 million and $36.5 million, respectively. The remaining $44.7 million and $51.9 million of cash at June 30, 2014 and December 31, 2013, respectively, was held in non-interest bearing deposit accounts.

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

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended June 30, 2014 and 2013 was $3.3 million and $4.0 million, respectively. Bad debt expense for the six months ended June 30, 2014 and 2013 was $7.3 million and $7.2 million, respectively. The Company’s allowance for doubtful accounts was $5.8 million and $6.5 million at June 30, 2014 and December 31, 2013, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions
For the three and six months ended June 30, 2014 and 2013, the components of the Company’s net periodic benefit cost for its defined benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	344	331	687	662
Recognized net actuarial loss	—	76	—	152
Expected return on plan assets	(439)	(399)	(910)	(798)
Net periodic benefit cost	$(95)	$8	$(223)	$16
Pension plan assets were valued at $25.8 million at June 30, 2014.

For the three and six months ended June 30, 2014 and 2013, the components of the Company’s net periodic benefit cost for its other postretirement benefit plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$10	$14	$20	$27
Interest cost	25	21	49	42
Recognized net actuarial loss	8	4	15	8
Fees	—	—	8	—
Net periodic benefit cost	$43	$39	$92	$77
The total expense recognized for the Company’s nonqualified pension plans was $0.1 million for both the three months ended June 30, 2014 and 2013 and $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively, a portion of which related to the amortization of unrealized loss.

The total amount reclassified out of accumulated other comprehensive income related to actuarial (gains)/losses from the defined benefit plans was $(0.3) million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $(0.5) million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.
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
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three and six months ended June 30, 2014 and 2013 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cost of sales and services	$167	$170	$318	$310
Customer operations	259	303	509	551
Corporate operations	857	987	1,767	1,920
Equity-based compensation expense	$1,283	$1,460	$2,594	$2,781
Future charges for equity-based compensation related to securities outstanding at June 30, 2014 for the remainder of 2014 and for the years 2015 through 2018 are estimated to be $2.0 million, $2.9 million, $1.4 million, $0.2 million and less than $0.1 million, respectively.
Sale of Intangible Assets
During the three months ended June 30, 2013, the Company completed the sale of certain intangible assets for approximately $4.6 million. This amount, less fees and expenses of sale, is recorded as a gain of $4.4 million in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a framework that replaces the existing revenue recognition guidance and is intended to improve the financial reporting requirements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption being prohibited. The impact of application of this ASU on the Company's financial statements has not been determined.

Note 3. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash payments for:
Interest (net of amounts capitalized)	$14,276	$9,066
Income taxes	701	2,425
Cash received from income tax refunds	239	288
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	3,266	6,058
Borrowings under capital leases	292	215
Dividends declared not paid	9,262	9,065

The amount of interest capitalized was immaterial for each of the six months ended June 30, 2014 and 2013.

Note 4. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	June 30, 2014	December 31, 2013
Land and buildings *	39 to 50 years	$32,890	$34,223
Network plant and equipment	5 to 17 years	487,718	471,032
Furniture, fixtures and other equipment	2 to 18 years	93,468	103,181
		614,076	608,436
Under construction		21,378	6,430
		635,454	614,866
Less: accumulated depreciation		314,659	295,490
Property, plant and equipment, net		$320,795	$319,376
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended June 30, 2014 and 2013 was $19.2 million and $19.7 million, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $37.5 million and $37.4 million respectively. During the quarter ended March 31, 2014, the Company revised the estimated useful lives of certain assets in order to better match our depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods. The new estimated useful lives were established based on historical service periods and external benchmark data of these assets. The increase in depreciation expense resulting from this change for the three and six months ended June 30, 2014 was approximately $0.4 million and $0.7 million, respectively. The Company believes that no impairment indicators existed as of June 30, 2014 that would require it to perform impairment testing.

Note 5. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of June 30, 2014 that would require it to perform impairment testing.

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At June 30, 2014 and December 31, 2013, customer relationships and trademarks were comprised of the following:

		June 30, 2014			December 31, 2013
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	7 to 8 years	$36,900	$(34,143)	$2,757	$36,900	$(32,871)	$4,029
Trademarks	15 years	7,000	(4,278)	2,722	7,000	(4,044)	2,956
Total		$43,900	$(38,421)	$5,479	$43,900	$(36,915)	$6,985
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for both the three months ended June 30, 2014 and 2013 was $0.8 million. Amortization expense for both the six months ended June 30, 2014 and 2013 was $1.5 million.

Note 6. Long-Term Debt
At June 30, 2014 and December 31, 2013, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Senior secured term loans, net of unamortized debt discount	$526,859	$489,441
Capital lease obligations	954	925
	527,813	490,366
Less: current portion of long-term debt	5,835	5,410
Long-term debt	$521,978	$484,956
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

The aggregate maturities of long-term debt outstanding at June 30, 2014, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2014	$2,702
2015	5,405
2016	5,405
2017	5,405
2018	5,405
Thereafter	506,725
Total	$531,047
The Company’s blended average effective interest rate on its long-term debt was approximately 6.4% and 6.0% for the three months ended June 30, 2014 and 2013, respectively. The Company’s blended average effective interest rate on its long-term debt was approximately 6.4% and 6.0% for the six months ended June 30, 2014 and 2013, respectively.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended June 30, 2014 there was no excess cash flow. The balance of the Restricted Payments basket as of June 30, 2014 was $56.2 million.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At June 30, 2014, the carrying value and accumulated depreciation of these assets was $2.6 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $1.0 million. At June 30, 2014, the principal portion of these capital lease obligations was payable as follows: $0.2 million for the remainder of 2014, $0.4 million in 2015 , $0.2 million in 2016, $0.1 million in 2017 and less than $0.1 million in 2018 and 2019.

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
Long-Term Investments
At June 30, 2014 and December 31, 2013, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in other expense. The Company recorded a $0.1 million loss and a $0.2 million gain for the three months ended June 30, 2014 and 2013, respectively, and a $0.2 million and $0.1 million loss for the six months ended June 30, 2014 and 2013, respectively.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
June 30, 2014
Nonderivatives:
Financial assets:
Cash	$108,340		$108,340	$108,340
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	531,047		526,859	531,047
Capital lease obligations	954		954	954
Derivative related to debt:
Interest rate cap asset	350,000	*	15	15
December 31, 2013
Nonderivatives:
Financial assets:
Cash	$88,441		$88,441	$88,441
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	493,750		489,441	495,848
Capital lease obligations	925		925	925
Derivative related to debt:
Interest rate cap asset	350,000	*	229	229
* Notional amount

The fair value of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at June 30, 2014 and December 31, 2013, respectively. The fair value of the derivative instrument was based on a quoted market price at June 30, 2014 and December 31, 2013, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 8. Equity and Earnings Per Share
The computations of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Numerator:
Net income applicable to common shares for earnings per share computation	$484	$9,386	$1,770	$14,879
Denominator:
Total shares outstanding	21,685	21,477	21,685	21,477
Less: unvested shares	(574)	(437)	(574)	(437)
Less: effect of calculating weighted average shares	(12)	(13)	(21)	(78)
Denominator for basic earnings per common share - weighted average shares outstanding	21,099	21,027	21,090	20,962
Plus: weighted average unvested shares	578	439	522	401
Plus: common stock equivalents of stock options	362	313	425	250
Denominator for diluted earnings per common share - weighted average shares outstanding	22,039	21,779	22,037	21,613

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three and six months ended June 30, 2014 and 2013, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three and six months ended June 30, 2014 and 2013, the denominator for diluted earnings per common share excludes approximately 1.8 million related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the six months ended June 30, 2014, the Company issued 347,023 stock options under the Employee Equity Incentive Plans and 27,170 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date, and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the six months ended June 30, 2014, the Company issued 118,146 shares of restricted stock under the Employee Equity Incentive Plans and 10,095 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the six months ended June 30, 2014, the Company granted 83,151 PSUs under the Employee Equity Incentive Plans to certain key employees. These PSUs vest on December 31, 2016 and are subject to certain performance and market conditions.

Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date. At June 30, 2014, the Company had accrued approximately $0.3 million in dividend equivalent units.
The summary of the activity and status of the Company’s stock option awards for the six months ended June 30, 2014 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2014	2,603	$19.45
Granted during the period	374	13.42
Exercised during the period	—	—
Forfeited during the period	(80)	—
Stock options outstanding at June 30, 2014	2,897	$18.78	6.9 years	$—
Exercisable at June 30, 2014	1,562	$20.96	5.5 years	$—
Total expected to vest after June 30, 2014	1,201	$18.03
The fair value of each common stock option award granted during the six months ended June 30, 2014 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2014 and 2013 was $1.02 and $0.71, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was less than $0.1 million. The total fair value of options that vested during the six months ended June 30, 2014 and 2013 was $1.3 million and $1.4 million, respectively. As of June 30, 2014, there was $1.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years.
The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2014	325	$17.41
Granted during the period	128	13.50
Vested during the period	(75)	19.75
Forfeited during the period	(8)	14.49
Restricted stock awards outstanding at June 30, 2014	370	$15.65

At June 30, 2014, there was $3.2 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the six months ended June 30, 2014 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2014	110	$12.79
Granted during the period	83	9.50
Vested during the period	(8)	12.83
Forfeited during the period	(6)	12.72
Performance stock units outstanding at June 30, 2014	179	$11.26

At June 30, 2014, there was $1.4 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the six months ended June 30, 2014 and 2013, 4,101 shares and 2,796 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the six months ended June 30, 2014 and 2013 was immaterial.

Note 10. Income Taxes
Income tax expense for the three and six months ended June 30, 2014 was $0.6 million and $1.8 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. The Company has provided for income taxes using a year to date calculation as it is unable to reliably estimate the annual effective income tax rate.

Note 11. Strategic Network Alliance
The Company provides PCS services and has contracted to exclusively provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the Strategic Network Alliance ("SNA") with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA through at least December 2022. Pursuant to the terms of the SNA, the Company is the exclusive provider of roaming/travel services in the SNA service area and is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 31.2% and 33.0% of its revenue from the SNA for the three months ended June 30, 2014 and 2013, respectively. The Company generated 31.7% and 33.3% of its revenue from the SNA for the six months ended June 30, 2014 and 2013, respectively.

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

The Company entered into additional multi-year purchase commitments for approximately $95.0 million for certain network equipment, maintenance agreements and software licenses related to its LTE network upgrade.

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
Our Business
We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. We offer wireless voice and digital data PCS/LTE products and services to retail and business customers under the “NTELOS Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for certain of its affiliates (collectively “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or the "SNA."
At June 30, 2014, our wireless retail business had approximately 458,100 subscribers, representing a penetration of approximately 7.6% of our total covered population. Of the 458,100 total retail subscribers, total postpay subscribers were 308,200 at June 30, 2014 compared to 298,700 at June 30, 2013 and total prepay subscribers were 149,900 at June 30, 2014 compared to 156,100 at June 30, 2013.
Our postpay subscriber base has increased by 3% from June 30, 2013 to June 30, 2014 and our prepay subscriber base has decreased by 4% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.
Strategic Network Alliance
We are the exclusive PCS service provider and have contracted to exclusively provide LTE Services in our western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 we entered into an amended agreement to extend the SNA through at least December 2022. Pursuant to the terms of the SNA, we are the exclusive provider of roaming/travel services in the SNA service area and are required to upgrade our network in the SNA service area to provide LTE Services. As part of the amendment we lease spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides us access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease in the fixed fee element. We account for this fixed fee portion of SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
For the three months ended June 30, 2014 and 2013, we realized wholesale revenues of $37.8 million and $40.9 million, respectively, of which $36.8 million and $39.6 million, respectively, related to the SNA. For the six months ended June 30, 2014 and 2013, we realized wholesale revenues of $78.0 million and $82.0 million, respectively of which $76.1 million and $79.8 million, respectively related to the SNA.
Our Operations
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading our network to fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”). We launched 4G LTE in several markets in the fourth quarter of 2013 and have continued the deployment during 2014. At June 30, 2014, we had 2.8 million LTE Covered POPs.  By the end of 2014, we expect LTE Covered POPs will grow to 3.3 million, or 54% of our total covered POPs.
We currently offer 32 devices across 12 brands, including Apple iPhone, Motorola, LG, Samsung and HTC products, and offer our customers smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no contract services. We also continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. We have also expanded our indirect distribution channel by using regional master agents and exclusive NTELOS-branded dealers, thus increasing both the points of distribution and the quality of the indirect locations.

RESULTS OF OPERATIONS – OVERVIEW
Three-Month Results
Operating revenues decreased $2.1 million, or 1.7%, to $117.8 million for the three months ended June 30, 2014 compared to $119.9 million for the three months ended June 30, 2013 consisting of a $1.0 million increase in retail revenues and a $3.1 million decrease in wholesale and other revenues. Operating income decreased $13.6 million, or 58.0%, to $9.9 million for the three months ended June 30, 2014 compared to $23.6 million for the three months ended June 30, 2013 primarily reflecting the decrease in operating revenue and an increase in operating expenses related to increased equipment costs and customer retention expenses in 2014 and the gain on sale of intangible asset in 2013. Income before income taxes decreased $14.8 million, or 90.8%, to $1.5 million for the three months ended June 30, 2014 compared to $16.3 million for the three months ended June 30, 2013 for the reasons discussed above and an increase in interest expense.
Six-Month Results
Operating revenues increased $0.7 million, or 0.3%, to $239.9 million for the six months ended June 30, 2014 compared to $239.2 million for the six months ended June 30, 2013 consisting of a $4.9 million increase in retail revenue offset by a $4.2 million decrease in wholesale and other revenues. Operating income decreased $19.3 million, or 47.0%, to $21.8 million for the six months ended June 30, 2014 compared to $41.1 million for the six months ended June 30, 2013 primarily due to the increase in operating expenses in 2014 and the gain on sale of intangible assets in 2013. Income before income taxes decreased $21.8 million, or 83.5%, to $4.3 million for the six months ended June 30, 2014 compared to $26.1 million for the six months ended June 30, 2013 for the reasons discussed above including an increase in interest expense.
For further detail regarding our operating results, including explanation of the non-GAAP measure average monthly revenue per account (“ARPA”), see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Six months ended June 30, 2014 and 2013 below.

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
The table below provides a reconciliation of operating revenues to postpay subscriber revenues used to calculate ARPA for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except ARPA)	2014	2013	2014	2013

Operating revenues	$117,795	$119,859	$239,877	$239,204
Less: prepay service revenues	(16,206)	(16,182)	(33,166)	(31,866)
Less: equipment revenues	(6,560)	(5,499)	(14,051)	(12,137)
Less: wholesale and other adjustments	(37,900)	(41,179)	(77,918)	(82,097)
Postpay service revenues	$57,129	$56,999	$114,742	$113,104

Account Statistics:
Postpay ARPA	$137.20	$133.34	$137.34	$132.01
Postpay accounts (1)	140,500	141,400	140,500	141,400
Postpay subscribers per account (1)	2.2	2.1	2.2	2.1

(1) End of period

ARPA increased for the three and six months ended June 30, 2014, as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our nControl plans and our device line up.  We expect year over year ARPA growth to slow as increased price competition puts downward pressure on service pricing, offset by an increase in our average lines per account.

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
Operating Expenses
Our operating expenses are categorized as follows:

•
Cost of sales and services – includes handset equipment costs which, in keeping with industry practice, particularly with handsets sold with service contracts, we sell to our customers at a price below our cost; usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers; leased facility expenses for connection to other carriers, leased spectrum, cell sites and switch locations; and engineering and repairs and maintenance expenses related to property, plant and equipment;

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
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and six months ended June 30, 2014 and 2013. The VA Alliance made $0.6 million and $0.4 million of capital distributions to the minority owners during the three months ended June 30, 2014 and 2013, respectively, and, $0.6 million and $0.7 million of capital distributions to the minority owners during the six months ended June 30, 2014.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED JUNE 30, 2014 AND 2013
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	$79,494	$78,446	$1,048	1.3%
Wholesale and other revenue	38,301	41,413	(3,112)	(7.5)%
Total operating revenues	$117,795	$119,859	$(2,064)	(1.7)%

Retail Revenue
Retail revenue improved primarily due to an increase in equipment revenues of $1.1 million, or 19.3%. Postpay service revenue remained flat as a result of lower adoption rates on unlimited plans and competitive pricing pressures on our single line accounts. ARPA increased for the three months ended June 30, 2014, as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our nControl plans and our device line up.  Prepay service revenues remained flat for the three months ended June 30, 2014, as compared to the same period in 2013, as a result of a decline in subscribers and revenue per unit driven by competitive pricing pressures. Equipment revenues increased for the three months ended June 30, 2014 reflecting an increase in retail pricing driven by continued smartphone adoption.
Wholesale and Other Revenue
Wholesale and roaming revenues from the SNA decreased $2.8 million, or 7.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is primarily the result of the amended terms of the SNA that took effect in September 2013 and in May 2014 and we expect this year over year trend to continue. Roaming revenues from carriers other than Sprint remained relatively consistent for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of sales and services	$47,439	$42,567	$4,872	11.4%
Customer operations	31,329	29,977	1,352	4.5%
Corporate operations	9,194	7,760	1,434	18.5%
Depreciation and amortization	19,929	20,443	(514)	(2.5)%
Gain on sales of intangible assets	—	(4,442)	4,442	—%
Total operating expenses	$107,891	$96,305	$11,586	12.0%
Cost of Sales and Services – Cost of sales and services increased $4.9 million, or 11.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to increases in cell site expenses and equipment cost of sales, totaling $3.5 million, or 14.2%, as a result of on-going costs to support subscriber and usage growth, and $0.8 million in spectrum lease expenses related to the new SNA agreement.
Customer Operations – Customer operations expense increased $1.4 million, or 4.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 driven by retention expense, offset by a reduction in bad debt expense. Retention expense increased $1.7 million, or 24.1%, driven by an increase in the cost per unit as a result of continued adoption of higher cost smartphones. Bad debt decreased $0.7 million, 18.5%, as a result of improved accounts receivable aging and lower write offs of terminated accounts.
Corporate Operations – Corporate operations expense increased $1.4 million, or 18.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily driven by an increase in legal and advisory fees related primarily to the SNA contract amendment during the three months ended June 30, 2014.
Depreciation and Amortization – Depreciation and amortization expenses decreased $0.5 million, or 2.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to incremental depreciation expense associated with the replacement of certain legacy assets recognized in the second quarter of 2013.
Gain on Sale of Intangible Assets – Gain on sale of intangible assets consists of a $4.4 million gain for the three months ended June 30, 2013 due to the sale of certain intangible assets.
OTHER EXPENSE
Interest expense increased $0.9 million, or 12.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing.
Other expenses decreased $0.2 million primarily as a result of a loss recorded on the interest rate cap of $0.1 million for the three months ended June 30, 2014 as compared to a $0.1 million gain for the three months ended June 30, 2013.

INCOME TAXES
Income tax expense for the three months ended June 30, 2014 and 2013 was $0.6 million and $6.4 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

RESULTS OF OPERATIONS – COMPARISON OF SIX MONTHS ENDED JUNE 30, 2014 AND 2013
OPERATING REVENUES
The following table identifies our operating revenues for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	160,862	156,020	4,842	3.1%
Wholesale and other revenue	79,015	83,184	(4,169)	(5.0)%
Total operating revenues	239,877	239,204	673	0.3%

Retail Revenue
Retail revenue improved primarily due to an increase in subscriber service revenues of $2.9 million, or 2.0%, and an increase in equipment revenues of $1.9 million, or 15.8%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPA. ARPA increased for the six months ended June 30, 2014, as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our nControl plans and our device line up.  Prepay service revenues increased for the six months ended June 30, 2014, as compared to the same period in 2013, as a result of an increase in our prepay subscriber base. Equipment revenues increased for the six months ended June 30, 2014 reflected an increase in retail pricing driven by continued smartphone adoption.
Wholesale and Other Revenue
Wholesale and roaming revenues from the SNA decreased $3.7 million, or 4.6%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is primarily the result of the amended terms of the SNA that took effect in September 2013 and in May 2014 and we expect this year over year trend to continue. Roaming revenues from carriers other than Sprint remained relatively consistent for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
OPERATING EXPENSES
The following table identifies our operating expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of sales and services	94,763	87,102	7,661	8.8%
Customer operations	65,420	60,931	4,489	7.4%
Corporate operations	18,931	15,664	3,267	20.9%
Depreciation and amortization	38,996	38,899	97	0.2%
Gain on sale of intangible assets	—	(4,442)	4,442	—%
Total operating expenses	$218,110	$198,154	$19,956	10.1%
Cost of Sales and Services – Cost of sales and services increased $7.7 million, or 8.8%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to increases in cell site expenses, data roaming expense and equipment cost of sales, totaling $6.3 million, or 9.8%, as a result of on-going costs to support subscriber and usage growth, and $0.8 million in spectrum lease expenses related to the new SNA agreement.
Customer Operations – Customer operations expense increased $4.5 million, or 7.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily driven by retention expense. Retention expense increased $3.9 million, or 27.9%, driven by an increase in the cost per unit as a result of continued adoption of higher cost smartphones.
Corporate Operations – Corporate operations expense increased $3.3 million, or 20.9%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily driven by an increase in general corporate expenses including additional legal and advisory fees related to the debt refinancing and SNA contract amendment and certain employee separation charges totaling $2.6 million.

Depreciation and Amortization – Depreciation and amortization expenses increased $0.1 million, or 0.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Gain on Sale of Intangible Assets – Gain on sale of intangible assets consists of a $4.4 million gain for the six months ended June 30, 2013 due to the sale of certain intangible assets.
OTHER EXPENSE
Interest expense increased $1.5 million, or 10.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing.
Other expenses increased $0.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred debt issuance costs associated with the refinancing in January 2014.

INCOME TAXES
Income tax expense for the six months ended June 30, 2014 and 2013 was $1.8 million and $10.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of June 30, 2014, we had $108.3 million of cash, compared to $88.4 million as of December 31, 2013, of which $63.6 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $44.7 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at June 30, 2014 has a rating A1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $126.7 million as of June 30, 2014 compared to $104.3 million as of December 31, 2013.
As of June 30, 2014, we had $631.7 million in aggregate long-term liabilities, compared to $592.9 million as of December 31, 2013, consisting of $522.0 million in long-term debt, including capital lease obligations, and approximately $109.7 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at June 30, 2014 is provided in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended June 30, 2014 there was no excess cash flow. The balance of the Restricted Payments basket as of June 30, 2014 was $56.2 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of June 30, 2014, there were no commitments associated with the Incremental Commitments.
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

Cash Flows from Operations
The following table summarizes our cash flows from operations for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$46,978	$75,503
Net cash used in investing activities	(41,463)	(41,570)
Net cash provided by/(used in) financing activities	14,384	(11,891)

Operating Activities
Our cash flows from operating activities for the six months ended June 30, 2014 of $47.0 million decreased $28.5 million, or 37.8%, compared to the cash flows from operating activities of $75.5 million for the six months ended June 30, 2013. The decrease is due to a decrease in operating income and cash used by changes in working capital. Changes in working capital decreased $15.4 million, due to timing of payments received under the SNA during the six months ended June 30, 2014, a decrease in accounts payable due to timing of payments on invoices related to our 4G LTE expansion and a decrease in inventory due to lower purchases of devices.
Investing Activities
As we continue to upgrade our network, we invested $43.8 million in capital expenditures for the six months ended June 30, 2014. This was in line with the $44.0 million of capital expenditures for the same period last year. Included in the capital spending for the six months ended June 30, 2014 was $35.1 million of expenditures for additional capacity to support our projected growth, and $8.7 million to maintain our existing networks and other business needs. We currently expect capital expenditures for 2014 to be in the range of $110.0 million to $120.0 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $14.4 million compared to net cash used in financing activities of $11.9 million for the six months ended June 30, 2013. Included in the financing activity for the six months ended June 30, 2014 was $39.5 million net proceeds from the January 2014 debt refinancing, offset by $18.1 million in cash dividends, $3.5 million in debt issuance costs and $2.7 million of principal payments on the long term debt. On May 22, 2014, the board of directors, in order to support our LTE network expansion and wholesale and retail growth initiatives, eliminated the quarterly dividend, effective after the payment of the $0.42 per share dividend on July 11, 2014 to stockholders of record on June 13, 2014. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
We believe that our current cash balances of $108.3 million and our cash flows from operations will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, cash dividend payments and stock repurchases, if any, through our stock repurchase plan for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $531.0 million at June 30, 2014. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $1.0 million as of June 30, 2014.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At June 30, 2014, our financial assets included cash of $108.3 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at June 30, 2014.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at June 30, 2014, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$526,859	$531,047	$545,213	$517,310
Capital lease obligations	954	954	1,049	859
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At June 30, 2014, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at June 30, 2014 we had approximately $63.6 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this quarterly report, including the updated risk factors below, as well as other information in our subsequent filings with the SEC, you should carefully consider the risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or future results.

Revised Form 10-K Risk Factors related to the Strategic Network Alliance

The loss of our largest wholesale customer, Sprint, could materially adversely affect our business, financial condition and operating results.

We generated approximately 32% of our operating revenues for the six months ended June 30, 2014 from the SNA with Sprint. In May 2014 the parties reached an amended agreement to extend the SNA through December 2022. If we were to lose Sprint as a customer, including as a result of termination of the SNA as a result of our failure to upgrade to 4G LTE in accordance with the terms therein, or if Sprint were to become financially unable to pay our charges, our business, financial condition and operating results would suffer material adverse consequences due to lost revenues and decreased cash flows.

The pricing arrangements under our SNA with Sprint may fluctuate and there could be a decrease in the usage of our networks by Sprint customers, either of which could result in a decline in our wholesale revenues.

Under the SNA, our wholesale revenues are based on usage of our network by Sprint’s customers. In May 2014 the parties reached an amended agreement to extend the SNA through December 2022. The billable fixed fee element of the new agreement is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. Sprint could make changes to its subscriber contracts and national calling plans that could result in a decline in its overall subscriber base or Sprint may choose to manage its customers or distribution in our territories differently or take steps that reduce customer data or voice usage of our network. Additionally, we could experience migration by Sprint of its customers to non-CDMA technology or see a decline in the usage of our network by Sprint if we are unable to meet their customer demand for data services or fail to successfully design, build and deploy new technologies and services. If any or all of such events were to occur, or if, for any other reason, fewer Sprint customers were using our network or we experience lower usage of our network by Sprint, we could experience reduced revenues from Sprint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the six months ended June 30, 2014 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at June 30, 2014. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date. During the six months ended June 30, 2014, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1*
Amended and Restated Resale Agreement dated as of May 21, 2014 among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. (“Sprint Spectrum”) and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (1)

31.1*	Certification of Rodney D. Dir, President and Chief Operation Officer, Pursuant to Rule 13a-14(a).

31.2*	Certification of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary, Pursuant to Rule 13a-14(a).

32.1*	Certification of Rodney D. Dir, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NTELOS HOLDINGS CORP.

Dated: July 29, 2014	By:	/s/ Rodney D. Dir
Rodney D. Dir
President and Chief Operating Officer
(Principal Executive Officer)

Dated: July 29, 2014	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: July 29, 2014	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)