Form 10-Q
period 2014-09-30
NTELOS HOLDINGS CORP.
filed 2014-10-31
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,606,257 shares of the registrant’s common stock outstanding as of the close of business on October 28, 2014.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$105,788	$88,441
Restricted cash	2,167	2,167
Accounts receivable, net	38,737	37,741
Inventories and supplies	19,655	23,962
Deferred income taxes	8,522	10,650
Prepaid expenses	11,951	15,891
Other current assets	935	4,916
	187,755	183,768
Securities and Investments	1,522	1,499
Property, Plant and Equipment, net	335,637	319,376
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	131,825	131,834
Customer relationships and trademarks, net	5,282	6,985
Deferred Charges and Other Assets	11,539	9,089
TOTAL ASSETS	$737,260	$716,251
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,835	$5,410
Accounts payable	30,537	24,748
Dividends payable	—	9,034
Advance billings and customer deposits	14,080	14,055
Accrued expenses and other current liabilities	25,863	26,344
	76,315	79,591
Long-Term Debt	520,779	484,956
Retirement Benefits	14,417	11,995
Deferred Income Taxes	57,300	62,893
Other Long-Term Liabilities	38,525	33,023
	631,021	592,867
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,614 shares issued and 21,595 shares outstanding (21,519 shares issued and 21,510 shares outstanding at December 31, 2013)	214	214
Additional paid in capital	30,562	44,462
Treasury stock, at cost, 19 shares (9 shares at December 31, 2013)	(281)	(147)
Retained earnings	928	—
Accumulated other comprehensive loss	(2,440)	(1,246)
Total NTELOS Holdings Corp. Stockholders’ Equity	28,983	43,283
Noncontrolling Interests	941	510
	29,924	43,793
TOTAL LIABILITIES AND EQUITY	$737,260	$716,251
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Operating Revenues	$119,638	$130,912	$359,515	$370,116
Operating Expenses
Cost of sales and services	56,881	49,580	159,963	141,020
Customer operations	25,381	26,502	78,383	78,321
Corporate operations	8,580	10,850	31,610	31,294
Depreciation and amortization	18,473	16,559	57,469	55,458
Gain on sale of intangible assets	—	—	—	(4,442)
	109,315	103,491	327,425	301,651
Operating Income	10,323	27,421	32,090	68,465
Other Expense
Interest expense	(8,371)	(7,480)	(24,644)	(22,232)
Other expense, net	(29)	(430)	(1,194)	(649)
	(8,400)	(7,910)	(25,838)	(22,881)
Income before Income Taxes	1,923	19,511	6,252	45,584
Income Taxes	767	8,340	2,517	18,464
Net Income	1,156	11,171	3,735	27,120
Net Income Attributable to Noncontrolling Interests	(352)	(588)	(1,161)	(1,658)
Net Income Attributable to NTELOS Holdings Corp.	$804	$10,583	$2,574	$25,462
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.04	$0.50	$0.12	$1.21
Weighted average shares outstanding - basic	21,119	21,047	21,100	20,987
Diluted	$0.04	$0.48	$0.12	$1.17
Weighted average shares outstanding - diluted	21,894	21,910	21,706	21,708
Cash Dividends Declared per Share - Common Stock	$—	$0.42	$0.84	$1.26
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net Income Attributable to NTELOS Holdings Corp.	$804	$10,583	$2,574	$25,462
Other Comprehensive Income:
Amortization of unrealized (gain)/loss from defined benefit plans, net of $172 and $516 of deferred income taxes in 2014, respectively ($42 and $125 in 2013, respectively)	(270)	66	(812)	196
Unrecognized loss from defined benefit plans, net of $243 of deferred income taxes in 2014	—	—	(382)	—
Comprehensive Income Attributable to NTELOS Holdings Corp.	534	10,649	1,380	25,658
Comprehensive Income Attributable to Noncontrolling Interests	352	588	1,161	1,658
Comprehensive Income	$886	$11,237	$2,541	$27,316
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$3,735	$27,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,469	55,458
Gain on sale of intangible assets	—	(4,442)
Deferred income taxes	(2,696)	16,099
Equity-based compensation	2,244	4,223
Amortization of loan origination costs and debt discount	2,033	2,092
Write off of unamortized debt issuance costs	895	—
Loss on interest swap derivatives	219	525
Retirement benefits and other	1,806	1,357
Changes in operating assets and liabilities
Accounts receivable	(996)	20,469
Inventories and supplies	4,307	(4,887)
Other current assets	1,472	(1,431)
Income taxes	5,730	—
Accounts payable	1,496	5,336
Other current liabilities	822	(1,379)
Retirement benefit (contributions)/distributions	599	(391)
Net cash provided by operating activities	79,135	120,149
Cash flows from investing activities
Purchases of property, plant and equipment	(67,711)	(65,159)
Restricted cash pledged for letter of credit	—	(2,167)
Proceeds from sale of intangible assets	—	4,644
Other, net	2,337	(214)
Net cash used in investing activities	(65,374)	(62,896)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	187,655	—
Debt issuance and refinancing costs	(3,551)	—
Repayments on senior secured term loans	(152,127)	(3,750)
Cash dividends paid on common stock	(27,235)	(18,025)
Capital distributions to Noncontrolling Interests	(731)	(1,222)
Other, net	(425)	444
Net cash provided by/(used in) financing activities	3,586	(22,553)
Increase in cash	17,347	34,700
Cash, beginning of period	88,441	76,197
Cash, end of period	$105,788	$110,897
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793
Equity-based compensation *	76	10		2,690	(134)			2,556		2,556
Cash dividends declared				(16,590)		(1,646)		(18,236)		(18,236)
Capital distribution to Noncontrolling Interests								—	(730)	(730)
Net income attributable to NTELOS Holdings Corp.						2,574		2,574		2,574
Amortization of unrealized gain from defined benefit plans, net of $516 of deferred income taxes							(812)	(812)		(812)
Unrecognized loss from defined benefit plans, net of $243 of deferred income taxes							(382)	(382)		(382)
Comprehensive income attributable to Noncontrolling Interests								—	1,161	1,161
Balance, September 30, 2014	21,595	19	$214	$30,562	$(281)	$928	$(2,440)	$28,983	$941	$29,924

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
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

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. Effective September 30, 2014, the Company changed the classification of certain costs related to equipment incentives to retain existing customers from customer operations to cost of sales and services to better align our presentation with other wireless carriers. The reclassification resulted in an increase of $7.7 million and $21.0 million in cost of sales and services and a corresponding decrease in customer operations expenses for the three and nine months ended September 30, 2013, respectively. Additionally, certain information technology (“IT”) costs attributable to supporting billing and internal network and communication services were changed from cost of sales and services to customer operations and corporate operations also to align our presentation with other wireless carriers. The reclassification resulted in a decrease of $3.2 million and $9.5 million in cost of sales and services for the three and nine months ended September 30, 2013, respectively, and an increase in customer operations expenses of $0.5 million and $1.7 million and an increase in corporate operations expenses of $2.7 million and $7.8 million for the three and nine months ended September 30, 2013, respectively. Net income has not been affected by these reclassifications.

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

On August 15, 2014, the Company launched its Equipment Installment Plan ("EIP"), which offers customers the option to pay for their devices over 24 months with no service contract. Additionally, after a specified period of time, customers have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect the EIP option, the Company recognizes revenue at the point of sale for the full retail price of the device, net of the estimated fair value of imputed interest and the estimated loss on trade-in.
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
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in market rate savings accounts at September 30, 2014 and December 31, 2013 was $52.5 million and $36.5 million, respectively. The remaining $53.3 million and $51.9 million of cash at September 30, 2014 and December 31, 2013, respectively, was held in non-interest bearing deposit accounts.

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

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended September 30, 2014 and 2013 was $3.4 million and $3.9 million, respectively. Bad debt expense for the nine months ended September 30, 2014 and 2013 was $10.7 million and $11.1 million, respectively. The Company’s allowance for doubtful accounts was $6.5 million at both September 30, 2014 and December 31, 2013.

Accrued Expenses and Other Current Liabilities

(In thousands)	September 30, 2014	December 31, 2013
Accrued interest	$85	$4,584
Accrued payroll	5,157	5,842
Accrued taxes	9,138	4,949
Other	11,483	10,969
Total	$25,863	$26,344

Pension Benefits and Retirement Benefits Other Than Pensions
The total expense recognized for the Company’s defined benefit and nonqualified pension plans was $0.1 million for both the three months ended September 30, 2014 and 2013 and $0.1 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive income related to actuarial (gains)/losses from the defined benefit plans was $(0.3) million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $(0.8) million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.
Defined benefit pension plan assets were valued at $25.1 million at September 30, 2014.
The Company also sponsors a contributory defined contribution plan under Internal Revenue Code (“IRC”) Section 401(k) for substantially all employees. The Company’s current policy is to make matching contributions in shares of the Company’s common stock.

Equity-Based Compensation
The Company accounts for equity-based compensation plans under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. Equity-based compensation expense from stock-based awards is recorded with an offsetting increase to additional paid in capital on the unaudited condensed consolidated balance sheet. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award and credits compensation for any forfeitures in the reporting period in which the forfeiture occurs.
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three and nine months ended September 30, 2014 and 2013 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of sales and services	$152	$167	$446	$482
Customer operations	258	287	746	851
Corporate operations	(760)	963	1,052	2,890
Equity-based compensation expense	$(350)	$1,417	$2,244	$4,223
Future charges for equity-based compensation related to securities outstanding at September 30, 2014 for the remainder of 2014 and for the years 2015 through 2018 are estimated to be $0.7 million, $1.7 million, $0.8 million, $0.1 million and less than $0.1 million, respectively.
Sale of Intangible Assets
During the nine months ended September 30, 2013, the Company completed the sale of certain intangible assets for approximately $4.6 million. This amount, less fees and expenses of sale, is recorded as a gain of $4.4 million in the unaudited condensed consolidated statements of income for the nine months ended September 30, 2013.
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

Note 3. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash payments for:
Interest (net of amounts capitalized)	$27,186	$15,840
Income taxes	912	3,892
Cash received from income tax refunds	1,434	3,679
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	12,564	9,138
Borrowings under capital leases	152	165
Dividends declared not paid	—	9,122

The amount of interest capitalized was immaterial for each of the nine months ended September 30, 2014 and 2013.

Note 4. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	September 30, 2014	December 31, 2013
Land and buildings *	39 to 50 years	$32,845	$34,223
Network plant and equipment	5 to 17 years	506,373	471,032
Furniture, fixtures and other equipment	2 to 18 years	97,022	103,181
		636,240	608,436
Under construction		31,785	6,430
		668,025	614,866
Less: accumulated depreciation		332,388	295,490
Property, plant and equipment, net		$335,637	$319,376
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended September 30, 2014 and 2013 was $18.3 million and $15.8 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $55.8 million and $53.2 million, respectively. During the quarter ended March 31, 2014, the Company revised the estimated useful lives of certain assets in order to better match our depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods. The new estimated useful lives were established based on historical service periods and external benchmark data of these assets. The increase in depreciation expense resulting from this change for the three and nine months ended September 30, 2014 was approximately $0.4 million and $1.1 million, respectively. The Company believes that no impairment indicators existed as of September 30, 2014 that would require it to perform impairment testing.

Note 5. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of September 30, 2014 that would require it to perform impairment testing.

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At September 30, 2014 and December 31, 2013, customer relationships and trademarks were comprised of the following:

		September 30, 2014			December 31, 2013
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	7 to 8 years	$36,900	$(34,224)	$2,676	$36,900	$(32,871)	$4,029
Trademarks	15 years	7,000	(4,394)	2,606	7,000	(4,044)	2,956
Total		$43,900	$(38,618)	$5,282	$43,900	$(36,915)	$6,985
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for the three months ended September 30, 2014 and 2013 was $0.2 million and $0.8 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1.7 million and $2.3 million, respectively.

Note 6. Long-Term Debt
At September 30, 2014 and December 31, 2013, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Senior secured term loans, net of unamortized debt discount	$525,680	$489,441
Capital lease obligations	934	925
	526,614	490,366
Less: current portion of long-term debt	5,835	5,410
Long-term debt	$520,779	$484,956
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

The aggregate maturities of long-term debt outstanding at September 30, 2014, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2014	$1,351
2015	5,405
2016	5,405
2017	5,405
2018	5,405
Thereafter	506,725
Total	$529,696
The Company’s blended average effective interest rate on its long-term debt was approximately 6.4% and 6.0% for the three and nine months ended September 30, 2014 and 2013, respectively.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended September 30, 2014 there was no excess cash flow. The balance of the Restricted Payments basket as of September 30, 2014 was $53.6 million.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At September 30, 2014, the carrying value and accumulated depreciation of these assets was $2.7 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.9 million. At September 30, 2014, the principal portion of these capital lease obligations was payable as follows: $0.1 million for the remainder of 2014, $0.4 million in 2015, $0.2 million in 2016, $0.1 million in 2017 and less than $0.1 million in 2018 and 2019.

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
Long-Term Investments
At September 30, 2014 and December 31, 2013, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in other expense. The Company recorded losses of less than $0.1 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and a $0.2 million and $0.5 million loss for the nine months ended September 30, 2014 and 2013, respectively.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
September 30, 2014
Nonderivatives:
Financial assets:
Cash	$105,788		$105,788	$105,788
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,522	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	529,696		525,680	527,048
Capital lease obligations	934		934	934
Derivative related to debt:
Interest rate cap asset	350,000	*	10	10
December 31, 2013
Nonderivatives:
Financial assets:
Cash	$88,441		$88,441	$88,441
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Senior secured term loan, net of unamortized debt discount	493,750		489,441	495,848
Capital lease obligations	925		925	925
Derivative related to debt:
Interest rate cap asset	350,000	*	229	229
* Notional amount

The fair value of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at September 30, 2014 and December 31, 2013, respectively. The fair value of the derivative instrument was based on a quoted market price at September 30, 2014 and December 31, 2013, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 8. Equity and Earnings Per Share
The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Numerator:
Net income applicable to common shares for earnings per share computation	$804	$10,583	$2,574	$25,462
Denominator:
Total shares outstanding	21,595	21,497	21,595	21,497
Less: unvested shares	(459)	(443)	(459)	(443)
Less: effect of calculating weighted average shares	(17)	(7)	(36)	(67)
Denominator for basic earnings per common share - weighted average shares outstanding	21,119	21,047	21,100	20,987
Plus: weighted average unvested shares	506	444	287	415
Plus: common stock equivalents of stock options	269	419	319	306
Denominator for diluted earnings per common share - weighted average shares outstanding	21,894	21,910	21,706	21,708

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three and nine months ended September 30, 2014 and 2013, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three months ended September 30, 2014 and 2013, the denominator for diluted earnings per common share excludes approximately 2.0 million and 1.8 million shares, respectively and for the nine months ended September 30, 2014 and 2013, 1.5 million and 1.8 million shares, respectively which were related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the nine months ended September 30, 2014, the Company issued 347,023 stock options under the Employee Equity Incentive Plans and 27,170 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date, and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the nine months ended September 30, 2014, the Company issued 130,146 shares of restricted stock under the Employee Equity Incentive Plans and 10,095 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.

During the nine months ended September 30, 2014, the Company granted 83,151 PSUs under the Employee Equity Incentive Plans to certain key employees. These PSUs vest on December 31, 2016 and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date. At September 30, 2014, the Company had accrued approximately $0.2 million in dividend equivalent units.
The summary of the activity and status of the Company’s stock option awards for the nine months ended September 30, 2014 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2014	2,603	$19.45
Granted during the period	374	13.42
Exercised during the period	—	—
Forfeited during the period	(775)	16.27
Stock options outstanding at September 30, 2014	2,202	$19.55	4.6 years	$11
Exercisable at September 30, 2014	1,558	$20.93	3.1 years	$11
Total expected to vest after September 30, 2014	580	$18.02
The fair value of each common stock option award granted during the nine months ended September 30, 2014 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2014 and 2013 was $1.02 and $0.71, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was less than $0.1 million. The total fair value of options that vested during the nine months ended September 30, 2014 and 2013 was $1.5 million and $1.5 million, respectively. As of September 30, 2014, there was $0.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.
The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2014	325	$17.41
Granted during the period	140	13.43
Vested during the period	(83)	20.06
Forfeited during the period	(135)	15.97
Restricted stock awards outstanding at September 30, 2014	247	$15.04

At September 30, 2014, there was $1.8 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

The summary of the activity and status of the Company’s performance stock unit awards for the nine months ended September 30, 2014 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2014	110	$12.79
Granted during the period	83	9.50
Vested during the period	(8)	12.83
Forfeited during the period	(86)	11.39
Performance stock units outstanding at September 30, 2014	99	$11.24
At September 30, 2014, there was $0.7 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the nine months ended September 30, 2014 and 2013, 4,669 shares and 4,502 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the nine months ended September 30, 2014 and 2013 was immaterial.

Note 10. Income Taxes
Income tax expense for the three and nine months ended September 30, 2014 was $0.8 million and $2.5 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. The Company has provided for income taxes using a year to date calculation as it is unable to reliably estimate the annual effective income tax rate.

Note 11. Strategic Network Alliance
The Company provides PCS services and has contracted to provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the Strategic Network Alliance ("SNA") with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA through at least December 2022. Pursuant to the terms of the SNA, the Company is the exclusive provider of roaming/travel services in the SNA service area and is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 30.4% and 37.2% of its revenue from the SNA for the three months ended September 30, 2014 and 2013, respectively. The Company generated 31.3% and 34.7% of its revenue from the SNA for the nine months ended September 30, 2014 and 2013, respectively. SNA revenues for the three and nine months ended September 30, 2013 included $9.0 million in settlements reached with Sprint over billing disputes related to the SNA.

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

During 2014, the Company entered into additional multi-year purchase commitments for approximately $95.0 million for certain network equipment, maintenance agreements and software licenses related to its LTE network upgrade.

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
At September 30, 2014, our wireless retail business had approximately 457,200 subscribers, representing a penetration of approximately 7.6% of our total covered population. Of the 457,200 total retail subscribers, total postpay subscribers were 310,200 at September 30, 2014 compared to 298,000 at September 30, 2013 and total prepay subscribers were 147,000 at September 30, 2014 compared to 159,100 at September 30, 2013.
Our postpay subscriber base has increased by 4% from September 30, 2013 to September 30, 2014 and our prepay subscriber base has decreased by 8% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.

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
For the three months ended September 30, 2014 and 2013, we realized wholesale revenues of $37.3 million and $50.1 million, respectively, of which $36.3 million and $48.6 million, respectively, related to the SNA. For the nine months ended September 30, 2014 and 2013, we realized wholesale revenues of $115.3 million and $132.1 million, respectively of which $112.4 million and $128.4 million, respectively related to the SNA. SNA revenue for the three and nine months ended September 30, 2013 included $9.0 million in settlements reached with Sprint over billing disputes related to the SNA.
Our Operations
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading our network to fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”). We launched 4G LTE in several markets in the fourth quarter of 2013 and have continued the deployment during 2014. At September 30, 2014, we had approximately 3.2 million LTE Covered POPs.  By the end of 2014, we expect LTE Covered POPs will grow to approximately 3.3 million, or 55% of our total covered POPs.
We currently offer 33 devices across 11 brands, including Apple iPhone, Motorola, LG, Samsung and HTC products, and offer our customers smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no contract services. We also continue to be committed to improving our distribution strategy with respect to both postpay and prepay service offerings. On August 15, 2014 we launched EIP which offers customers the option to pay for their devices over 24 months and features service plan discounts and no service contracts.

RESULTS OF OPERATIONS – OVERVIEW
Three-Month Results
Operating revenues decreased $11.3 million, or 8.6%, to $119.6 million for the three months ended September 30, 2014 compared to $130.9 million for the three months ended September 30, 2013 consisting of a $1.6 million increase in retail revenues and a $12.8 million decrease in wholesale and other revenues. For the three months ended September 30, 2013, wholesale revenue included $9.0 million in settlements reached with Sprint over billing disputes related to the SNA. Operating income decreased $17.1 million, or 62.4%, to $10.3 million for the three months ended September 30, 2014 compared to $27.4 million for the three months ended September 30, 2013 primarily reflecting the decrease in operating revenue and an increase in operating expenses related primarily to increased equipment costs and an increase in network costs in 2014. Income before income taxes decreased $17.6 million, or 90.1%, to $1.9 million for the three months ended September 30, 2014 compared to $19.5 million for the three months ended September 30, 2013 for the reasons discussed above and an increase in interest expense.
Nine-Month Results
Operating revenues decreased $10.6 million, or 2.9%, to $359.5 million for the nine months ended September 30, 2014 compared to $370.1 million for the nine months ended September 30, 2013 consisting of a $6.4 million increase in retail revenue offset by a $17.0 million decrease in wholesale and other revenues. For the nine months ended September 30, 2013, wholesale revenue included $9.0 million in settlements reached with Sprint over billing disputes related to the SNA. Operating income decreased $36.4 million, or 53.1%, to $32.1 million for the nine months ended September 30, 2014 compared to $68.5 million for the nine months ended September 30, 2013 reflecting the decrease in operating revenue, the increase in operating expenses related to the increase in equipment costs and network expenses in 2014 and the gain on sale of intangible assets in

2013. Income before income taxes decreased $39.3 million, or 86.3%, to $6.3 million for the nine months ended September 30, 2014 compared to $45.6 million for the nine months ended September 30, 2013 for the reasons discussed above including an increase in interest expense.
For further detail regarding our operating results, see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Nine months ended September 30, 2014 and 2013 below.

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

Our postpay service plan, nControl, introduced in late 2013, is customizable for families and individuals with multiple devices and facilitates the sharing of data, minutes and SMS allowances among these devices. As our customers continue to adopt these plans and add smartphone devices, we focus on ARPA as a leading metric for postpay service revenue. We closely monitor the effects of new rate plans and service offerings on ARPA in order to determine their effectiveness. We believe ARPA provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. ARPA as calculated below may not be similar to ARPA measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of operations.
The table below provides a reconciliation of operating revenues to postpay subscriber revenues used to calculate ARPA for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except ARPA)	2014	2013	2014	2013
Operating revenues	$119,638	$130,912	$359,515	$370,116
Less: prepay service revenues	(15,521)	(16,478)	(48,687)	(48,344)
Less: equipment revenues	(9,802)	(6,540)	(23,853)	(18,673)
Less: wholesale and other adjustments	(37,231)	(50,142)	(115,149)	(132,229)
Postpay service revenues	$57,084	$57,752	$171,826	$170,870

Account Statistics:
Postpay ARPA	$134.18	$136.91	$136.27	$133.64
Postpay accounts (1)	142,100	140,200	142,100	140,200
Postpay subscribers per account (1)	2.2	2.1	2.2	2.1

(1) End of period

ARPA decreased for the three months ended September 30, 2014 as compared to the same period in 2013 as a result of pricing declines driven by the competitive environment and service plan discounts offered with EIP. ARPA increased for the nine months ended September 30, 2014 as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our nControl plans and our device line up, offset by competitive pricing pressure and EIP service discounts.  We expect ARPA to continue to be under pressure as our competition stays focused on price incentives and due to increased acceptance of EIP with its associated service plan discounts.

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

Operating Expenses
Our operating expenses are categorized as follows:

•
Cost of sales and services – includes handset equipment costs to new and existing customers, usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers; leased facility expenses for connection to other carriers, leased spectrum, cell sites and switch locations; and engineering and repairs and maintenance expenses related to property, plant and equipment;

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
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and nine months ended September 30, 2014 and 2013. The VA Alliance made $0.2 million and $0.5 million of capital distributions to the minority owners during the three months ended September 30, 2014 and 2013, respectively, and, $0.7 million and $1.2 million of capital distributions to the minority owners during the nine months ended September 30, 2014.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	$81,835	$80,274	$1,561	1.9%
Wholesale and other revenue	37,803	50,638	(12,835)	(25.3)%
Total operating revenues	$119,638	$130,912	$(11,274)	(8.6)%

Retail Revenue
Retail revenue improved due to an increase in equipment revenues of $3.3 million, or 49.9%, offset by a decrease in service revenue of $1.7 million, or 2.3%. Postpay service revenue decreased as a result of higher adoption rates on favorable promotional pricing on single line plans as a result of competitive pricing pressures. Prepay service revenues decreased for the three months ended September 30, 2014, as compared to the same period in 2013, as a result of a decline in subscribers and revenue per unit driven by the increased competitive landscape. Equipment revenues increased for the three months ended September 30, 2014 reflecting an increase in retail pricing driven by continued smartphone adoption and the launch of EIP.

Wholesale and Other Revenue
Wholesale and roaming revenues decreased $12.8 million, or 25.3%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily reflecting a $12.3 million decrease in revenue from the SNA. Excluding the $9.0 million dispute settlement in the three months ended September 30, 2013, revenue under the SNA decreased $3.3 million, or 8.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease is primarily the result of the amended terms of the SNA that took affect in May 2014. We expect this year over year trend to continue. Roaming revenues from carriers other than Sprint declined $0.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of sales and services	$56,881	$49,580	$7,301	14.7%
Customer operations	25,381	26,502	(1,121)	(4.2)%
Corporate operations	8,580	10,850	(2,270)	(20.9)%
Depreciation and amortization	18,473	16,559	1,914	11.6%
Total operating expenses	$109,315	$103,491	$5,824	5.6%
Cost of Sales and Services – Cost of sales and services increased $7.3 million, or 14.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to increases in cell site expenses, data roaming and equipment cost of sales, totaling $5.3 million, or 12.3%, as a result of on-going costs to support subscriber and usage growth, and $1.2 million in spectrum lease expenses related to the SNA agreement.
Customer Operations – Customer operations expense decreased $1.1 million, or 4.2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 driven by a reduction in bad debt expense of $0.5 million, or 11.8%, as a result of improved accounts receivable aging and lower write offs of terminated accounts, and a reduction in other general selling expenses of $0.6 million, or 2.9%.
Corporate Operations – Corporate operations expense decreased $2.3 million, or 20.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily driven by lower salary and equity compensation charges related to recent executive separations.
Depreciation and Amortization – Depreciation and amortization expenses increased $1.9 million, or 11.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to an increase in depreciable assets placed in service.
OTHER EXPENSE
Interest expense increased $0.9 million, or 11.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing.
Other expenses decreased $0.4 million primarily as a result of no gain or loss recorded on the interest rate cap for the three months ended September 30, 2014 as compared to a $0.4 million loss for the three months ended September 30, 2013.

INCOME TAXES
Income tax expense for the three months ended September 30, 2014 and 2013 was $0.8 million and $8.3 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

RESULTS OF OPERATIONS – COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
OPERATING REVENUES
The following table identifies our operating revenues for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	$242,697	$236,294	$6,403	2.7%
Wholesale and other revenue	116,818	133,822	(17,004)	(12.7)%
Total operating revenues	$359,515	$370,116	$(10,601)	(2.9)%

Retail Revenue
Retail revenue improved primarily due to an increase in equipment revenues of $5.2 million, or 27.7% and subscriber service revenues of $1.2 million, or 0.6%. The increase in subscriber service revenues reflects an increase in the average subscriber base and an increase in ARPA. ARPA increased for the nine months ended September 30, 2014, as compared to the same period in 2013, as a result of the increase in subscribers per account and the increase in smartphone adoption and usage, both driven by our nControl plans and our device line up, offset by competitive pricing pressure and EIP service discounts.  Prepay service revenues increased for the nine months ended September 30, 2014, as compared to the same period in 2013, as a result of an increase in our prepay subscriber base. Equipment revenues increased for the nine months ended September 30, 2014 and reflected an increase in retail pricing driven by continued smartphone adoption and the launch of EIP.
Wholesale and Other Revenue
Wholesale and roaming revenues decreased $17.0 million, or 12.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily reflecting a $16.0 million decrease in revenue from the SNA. Excluding the $9.0 million dispute settlement in the nine months ended September 30, 2013, revenue under the SNA decreased $7.0 million, or 5.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease is primarily the result of the amended terms of the SNA that took place in May 2014. We expect this year over year trend to continue. Roaming revenues from carriers other than Sprint declined $0.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
OPERATING EXPENSES
The following table identifies our operating expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of sales and services	$159,963	$141,020	$18,943	13.4%
Customer operations	78,383	78,321	62	0.1%
Corporate operations	31,610	31,294	316	1.0%
Depreciation and amortization	57,469	55,458	2,011	3.6%
Gain on sale of intangible assets	—	(4,442)	4,442	—%
Total operating expenses	$327,425	$301,651	$25,774	8.5%
Cost of Sales and Services – Cost of sales and services increased $18.9 million, or 13.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to increases in cell site expenses, data roaming expense and equipment cost of sales, totaling $15.8 million, or 13.0%, as a result of on-going costs to support subscriber and usage growth, and $2.1 million in spectrum lease expenses related to the new SNA agreement.
Customer Operations – Customer operations expense increased $0.1 million, or 0.1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in other general selling expenses.
Corporate Operations – Corporate operations expense decreased $0.3 million, or 1.0%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven by lower salary and equity compensation charges related to recent executive separations, offset by additional legal and advisory fees related to the debt refinancing and SNA contract amendment.

Depreciation and Amortization – Depreciation and amortization expenses increased $2.0 million, or 3.6%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in depreciable assets placed in service.
Gain on Sale of Intangible Assets – Gain on sale of intangible assets consists of a $4.4 million gain for the nine months ended September 30, 2013 due to the sale of certain intangible assets.
OTHER EXPENSE
Interest expense increased $2.4 million, or 10.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing.
Other expenses increased $0.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred debt issuance costs associated with the refinancing in January 2014.

INCOME TAXES
Income tax expense for the nine months ended September 30, 2014 and 2013 was $2.5 million and $18.5 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of September 30, 2014, we had $105.8 million of cash, compared to $88.4 million as of December 31, 2013, of which $52.5 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $53.3 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at September 30, 2014 has a rating A1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $111.4 million as of September 30, 2014 compared to $104.2 million as of December 31, 2013.
As of September 30, 2014, we had $631.0 million in aggregate long-term liabilities, compared to $592.9 million as of December 31, 2013, consisting of $520.8 million in long-term debt, including capital lease obligations, and approximately $110.2 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at September 30, 2014 is provided in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended September 30, 2014 there was no excess cash flow. The balance of the Restricted Payments basket as of September 30, 2014 was $53.6 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of September 30, 2014, there were no commitments associated with the Incremental Commitments.
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

Cash Flows from Operations
The following table summarizes our cash flows from operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$79,135	$120,149
Net cash used in investing activities	(65,374)	(62,896)
Net cash provided by/(used in) financing activities	3,586	(22,553)

Operating Activities
Our cash flows from operating activities for the nine months ended September 30, 2014 of $79.1 million decreased $41.0 million, or 34.1%, compared to the cash flows from operating activities of $120.1 million for the nine months ended September 30, 2013. The decrease is due to a decrease in operating income and cash provided by changes in working capital. Cash provided by changes in working capital decreased of $4.3 million, or 24.2%, for the nine months ended September 30, 2014, due to the effect of the reversal of the accrual as a result of the settlement with Sprint and timing of payments received under the SNA during the nine months ended September 30, 2013, offset by an increase in accounts payable due to timing of payments on invoices related to our 4G LTE expansion and a decrease in inventory due to lower purchases of devices.
Investing Activities
As we continue to upgrade our network, we invested $67.7 million in capital expenditures for the nine months ended September 30, 2014. This was in line with the $65.2 million of capital expenditures for the same period last year. Included in the capital spending for the nine months ended September 30, 2014 was $56.5 million of expenditures for additional capacity to support our projected growth, and $10.9 million to maintain our existing networks and other business needs. We currently expect capital expenditures for full year 2014 to be approximately $105.0 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 was $3.6 million compared to net cash used in financing activities of $22.6 million for the nine months ended September 30, 2013. Included in the financing activity for the nine months ended September 30, 2014 was $39.5 million net proceeds from the January 2014 debt refinancing, offset by $27.2 million in cash dividends, $3.5 million in debt issuance costs and $4.0 million of principal payments on the long term debt. On May 22, 2014, the board of directors, in order to support our LTE network expansion and wholesale and retail growth initiatives, eliminated the quarterly dividend. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
We believe that our current cash balances of $105.8 million, our cash flows from operations and other capital resources will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan, for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $529.7 million at September 30, 2014. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.9 million as of September 30, 2014.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.

At September 30, 2014, our financial assets included cash of $105.8 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at September 30, 2014.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at September 30, 2014, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$525,680	$527,048	$540,826	$513,677
Capital lease obligations	934	934	1,027	841
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At September 30, 2014, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at September 30, 2014 we had approximately $52.5 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We generated approximately 31.3% of our operating revenues for the nine months ended September 30, 2014 from the SNA with Sprint. In May 2014 the parties reached an amended agreement to extend the SNA through December 2022. If we were to lose Sprint as a customer, including as a result of termination of the SNA as a result of our failure to upgrade to 4G LTE in accordance with the terms therein, or if Sprint were to become financially unable to pay our charges, our business, financial condition and operating results would suffer material adverse consequences due to lost revenues and decreased cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended September 30, 2014 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at September 30, 2014. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date.

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

NTELOS HOLDINGS CORP.

Dated: October 31, 2014	By:	/s/ Rodney D. Dir
Rodney D. Dir
President and Chief Operating Officer
(Principal Executive Officer)

Dated: October 31, 2014	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: October 31, 2014	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)