Form 10-K
period 2014-12-31
NTELOS HOLDINGS CORP.
filed 2015-02-26
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 was $212.2 million (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.
There were 21,788,154 shares of the registrant’s common stock outstanding as of the close of business on February 23, 2015.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2015 Annual Meeting of Stockholders	Part III

NTELOS HOLDINGS CORP.

GLOSSARY OF TERMS AND ABBREVIATIONS

3G	Third Generation of Mobile Telephony Standards
4G	Fourth Generation of Mobile Telecommunication Standards
Amended and Restated Credit Agreement	Amendment No.6, dated November 9, 2012, of the Original Credit Agreement and as further amended and restated as of January 31, 2014
ARPA	Average Monthly Revenue per Account
ARPU	Average Monthly Revenue per User
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AWS	Advanced Wireless Services
CALEA	Communications Assistance for Law Enforcement Act of 1994
CDMA	Code Division Multiple Access
CMRS	Commercial Mobile Radio Service
Communications Act	Communications Act of 1934, as amended
Congress	United States Congress
EIP	Equipment Installment Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAA	Federal Aviation Administration
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHz	Gigahertz
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LEC	Local Exchange Carrier
LIBOR	London Interbank Offered Rate
LTE	Long-Term Evolution Wireless Technology
Lumos Networks	Lumos Networks Corp.
MHz	Megahertz
MLA	Master License Agreement
MSC	Mobile Switching Center
MVNO	Mobile Virtual Network Operator
NASDAQ	NASDAQ Stock Market LLC
NEPA	National Environmental Policy Act
NOL	Net Operating Loss
NPRM	Notice of Proposed Rule Making
Original Credit Agreement	Credit Agreement dated August 7, 2009
PCS	Personal Communications Services
POPs	Population
PSAP	Public Safety Answering Point
Quadrangle	Quadrangle Capital Partners LLP and certain of its affiliates
SEC	United States Securities and Exchange Commission
SNA	Strategic Network Alliance
SprintCom	SprintCom, Inc., a Kansas corporation
Sprint Spectrum	Sprint Spectrum L.P., a Delaware limited partnership
USF	Universal Service Fund
UTB	Unrecognized Income Tax Benefit
VoIP	Voice over Internet Protocol

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
Sale of Virginia East Spectrum and Wind Down of Eastern Markets
On December 2, 2014, we announced that we would focus our business operations exclusively in our Western Markets, as defined in the table below, where we have experienced strong operating performance, have a favorable competitive position for our branded retail offering and where we benefit operationally and financially from our SNA with Sprint. In connection with this refocus, we entered into an agreement, on December 1, 2014, to sell our 1900 MHz PCS wireless spectrum licenses in our eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”), including Richmond and Hampton Roads/Norfolk, to T-Mobile License LLC (“T-Mobile”) for $56.0 million. The transaction is subject to customary closing conditions, including final regulatory approval by the Federal Communications Commission ("FCC"), and is expected to close in April of 2015. In addition, we will wind down our network and retail operations in our Eastern Markets over the next year, including transitioning our subscribers to another carrier under an agency agreement. In order to facilitate the wind down of our Eastern Markets wireless operations, upon the closing of the transactions under the purchase agreement, we will enter into a lease agreement with T-Mobile pursuant to which we will be able to continue using the Eastern Market licenses for varying terms ranging from the closing date through November 15, 2015, subject to possible adjustment if the closing occurs after April 15, 2015. For additional information, see Note 1 of the Notes to Consolidated Financial Statements.

Our Business
Overview
We operate a 100% CDMA digital PCS network and are actively deploying fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”) across our footprint in Virginia, West Virginia, and portions of Pennsylvania, Kentucky, Maryland, Ohio and North Carolina with covered POPs of approximately 6.0 million, 3.1 million in our Western Markets. We believe our strategic focus in our Western Markets, commitment to personalized local service, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our strategic marketing differentiator is based upon an approach of offering each customer The Best Value in Wireless, which we define as a robust nationwide coverage area, simple, flexible wireless rate plans, and popular wireless devices.
Our coverage includes the markets listed in the table below.

Region	Covered POPs	Customers	Territories
Western Markets	3.1 million	282,100
Virginia: Charlottesville, Clifton Forge, Covington, Danville, Harrisonburg, Lynchburg, Martinsville, Roanoke, Staunton, Tazewell, Waynesboro, Winchester. West Virginia: Beckley, Bluefield, Charleston, Clarksburg, Fairmont, Huntington, Lewisburg, Morgantown, Parkersburg. Other: Cumberland, MD, Hagerstown, MD, Ashland, KY, Portsmouth, OH, Chambersburg, PA.

Eastern Markets (1)	2.9 million	166,800	Virginia: Fredericksburg, Hampton Roads/Norfolk, Richmond. North Carolina: Outer Banks.
Total	6.0 million	448,900
(1) Markets included in the Eastern Markets licenses sale
Spectrum Holdings
We utilize radio spectrum licensed to us by the FCC to provide our wireless broadband mobile services to our customers. The FCC has allocated spectrum in a variety of different spectrum blocks, bandwidths and geographic license areas, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. We also hold licenses in seven additional basic trading areas, which currently are considered excess spectrum. We hold licenses for all of the 1900 MHz PCS spectrum used in our network. We also hold AWS and other spectrum in several of our markets that is currently not deployed and is intended to be used by mobile devices for voice, data, video and messaging services. In addition, the SNA with Sprint provides 800 MHz, 1900 MHz and 2.5 GHz spectrum to us in the SNA territory.
Retail Operations
Our customers can choose from a variety of high-speed, dependable postpay and prepay services. Our “value” proposition targets value-conscious consumers who want high-speed network service and performance, a broad array of devices and smartphones, and local customer service. It also focuses on unlimited services that include nationwide coverage through our wholesale relationship with Sprint and other roaming partners.
We currently offer approximately 37 devices across 11 brands, including Apple iPhone, Motorola, LG, Samsung and HTC products, and offer our customers smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no-contract services. We have also added improved communication to customers with expanded email, text and outbound calling campaigns utilizing customer relationship management platforms and predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience. Our customer service is supported by our call centers, and our direct and indirect distribution channel which is comprised of 45 company-operated direct retail locations, 351 indirect retail distribution locations, and an additional 473 third-party payment centers. In our Western Markets, our distribution channel consists of 38 company-operated direct retail locations, 134 indirect retail distribution locations, and 348 third-party payment centers. We also offer an interactive web presence, which provides customers with access to their account, auto-pay billing service, account monitoring services such as overage text alerts and other customer care support. Advertising and marketing is geared towards enhancing brand consideration and attracting customers from other wireless carriers (“switchers”) who want comparable features and national coverage at a better value. Our primary focus has been on high-value postpay customers, data users and the higher end of the prepay market.

Our Postpaid offering, nControl, includes various voice, messaging, and data usage options that provide maximum flexibility and customization. Additionally, these plans have a customizable structure for families and individuals with multiple devices, with different levels of monthly device pricing for smartphones, data cards, and feature phones. In August 2014, we began offering our customers the ability to purchase devices under equipment installment plans (“EIP”). This offering allows the customer to purchase a device with zero down, provides discounts on service plans and provides the ability to upgrade more frequently than traditional plans. We have seen significant adoption rates by new and existing customers under the EIP program. We continue our deployment of our 4G LTE network, expanding our high-speed footprint into Parkersburg, Hagerstown, Harrisonburg and Winchester. We completed our build out of Beckley, Bluefield, Waynesboro and Staunton in Q4 2013.
We also market FRAWG Wireless, a no contract service intended to attract consumers who choose a prepay service option. FRAWG Wireless is a simple service offering that has a minimum number of plans, offers attractive features and provides national or regional coverage. This “no contract” option generally has a higher retail price on the device and offers a variety of competitive rate plans. Our acquisition costs per prepay customer are substantially lower than for a postpay customer due to generally lower handset, selling and advertising costs.
Service Offerings
The table below briefly describes our postpay and prepay plans and provides a breakdown of subscribers as of December 31, 2014:

	Retail Subscribers
Product	Western Markets	% of Subscribers in Market	Eastern Markets	% of Subscribers in Market	Total
Postpay	220,100	78%	90,000	54%	310,100
Prepay	62,000	22%	76,800	46%	138,800
Total	282,100		166,800		448,900

Product	Description
Postpay	•	Branded as NTELOS Wireless
	•	High-speed, dependable coverage
	•	1- or 2-Year service agreements that can share up to twelve lines for an additional fee
	•	2 Year Equipment Installment Plan
•
Usage based and unlimited plans that offer customers voice, text and data services, consisting of text and picture messaging, mobile broadband access through hotspots, and access to a variety of applications.

	•	Plans are offered for individuals and families and include long distance calling, caller ID, three-way calling and voicemail
	•	Broad array of full featured handsets and smartphones, including popular brands such as Apple, Samsung, LG, Motorola and HTC

Prepay	•	Branded as FRAWG Wireless
	•	Usage based and unlimited nationwide voice, text and data services
	•	Prepackaged version of FRAWG Wireless includes a handset and a month of service in a “grab and go” package that can be found at convenience stores and neighborhood retailers
	•	Monthly charges are paid in advance using most accepted forms of payment via web, handset app, interactive voice response, phone or in person
•
Other data service offerings consist of text and picture messaging, mobile broadband access and mobile hotspots, and access to a variety of applications, including games, ring tones and other mobile applications

Sales, Marketing and Customer Care
With U.S. wireless penetration exceeding 100%, we primarily target switchers as well as customers interested in high speed, dependable coverage, by offering competitive plans in both the postpay and prepay markets. With our high-speed dependable network, we provide services to not only the consumer market, but also to small/medium sized enterprises and the education, municipal and medical vertical markets.
Marketing efforts are focused on building brand consideration and driving value-conscious consumers to our company-operated direct retail locations, indirect agent locations, inside sales associates and e-commerce. The Company uses a blended media strategy that includes print, broadcast, direct mail, billboard, digital and social media to reach potential customers. Messaging is focused primarily on our value proposition which features comparable savings for dependable coverage and popular handsets at affordable prices. We also have added features and improved communication to customers with expanded email, text and outbound calling campaigns utilizing predictive analytics. These initiatives support our commitment to deliver superior customer value and the best possible wireless experience.
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
Our direct distribution is supplemented by two master agents and two NTELOS-branded dealers. Our master agent program allows us to recruit experienced master agents, introduce the “Exclusive Retail Partner program” that we believe enhances our brand positioning with additional branded retail locations, and recruit experienced multi-unit retailers.
We operate as a single virtual call center, minimizing headcount and providing uniform customer service across our region. We provide customer care representatives with incentives to sell additional products and features. We utilize a loyalty/retention team to focus on renewing or responding to our customers. Business operations are supported by an integrated systems infrastructure which allows for consistent customer interactions. Our web presence enhances the experience for our customers desiring self care services and it also enables a fully integrated shopping cart. In addition, we measure customer satisfaction through transactional net promoter score reporting in both retail and customer care touch points.
Wholesale Operations
We provide wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the SNA with Sprint in which we are the exclusive wholesale provider of wireless services in our western Virginia and West Virginia service area for all Sprint CDMA and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA through at least December 2022. Pursuant to the terms of the SNA, we are required to upgrade our network in the SNA service area to provide LTE services. As part of the amendment, we lease spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides us access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. We account for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
Fixed Wireless Broadband Trial

In October 2013 we executed an agreement with a wholly-owned subsidiary of DISH Network Corporation (“DISH”) to co-develop a fixed wireless broadband service. We announced the launch of the trial network in July 2014, which brought the pilot program to portions of the following markets: Roanoke, Staunton, Waynesboro and Charlottesville, Virginia covering approximately 400,000 residents. The business and technical evaluation of the pilot program is ongoing.
Network Technology
As of December 31, 2014, we had 1,453 cell sites in operation and we owned 122 of these cell sites and leased the remaining 1,331 cell sites (approximately 92%). Of the leased cell sites, 614 (approximately 46%) are installed on structures controlled by two tower companies, Crown Communications and American Tower. The MLA with Crown Communications commenced in 2000 and 2001 with an initial 5-year term with three optional 5-year renewal terms and was renewed for the second of three 5-

year lease renewal terms in 2010 and 2011. Additionally, we entered into a MLA with American Tower in 2001 with an initial lease term of 12 years and three optional 5-year renewal terms. The MLA with American Tower was renewed for the first of three 5-year lease renewal terms in 2013. In January 2015, we announced that we entered into a definitive agreement to sell up to 103 towers for approximately $41.0 million. The agreement provides that we will enter into long term lease agreements on the sold towers that are located in our Western Markets. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading our network to 4G LTE. We launched 4G LTE in several markets in the fourth quarter of 2013 and continued the deployment during 2014. At December 31, 2014, we had approximately 3.2 million LTE Covered POPs, or 54% of our total 6.0 million covered POPs.
Switching Centers
We employ three MSCs, one is located in the Virginia East region, which will close as part of the wind down of the Eastern Markets, one is in the Virginia West region and one is in West Virginia. All MSC facilities are company-owned with the exception of one West Virginia facility, which is leased. The MSCs house all of our core switching and routing equipment that is used for processing voice calls and data services. The MSCs also house adjunct platforms that enable services including text messaging, voicemail, picture messaging, and over-the-air functionality (the ability to download information to the handset via our wireless network).
Network Performance
We set high network performance standards and continually monitor network quality metrics, including dropped call rates and blocked call rates. We currently exceed Sprint’s network performance standards, as established in the SNA, in the regions underlying the SNA.
Competition
The retail market for wireless broadband mobile services is highly competitive. We compete directly with other facilities and non-facilities based wireless broadband mobile and fixed service providers, wireline, internet, cable, satellite and other communications service providers. We believe that competition for customers among wireless broadband providers is based on price, service area, brand awareness and reputation, services and features, handset selection, call quality and customer service. In 2014, we saw continued emphasis by our postpay competitors on selling bundled services, which include voice, text and LTE data, as well as expanding unlimited nationwide services, often at reduced prices. Our value proposition in the postpay market competes with several nationwide and regional carriers including AT&T, Sprint, Verizon, T-Mobile and U.S. Cellular, as well as a number of reseller/affiliates of some or all of these companies. These competitors have financial resources, marketing resources, brand awareness, equipment availability, and customer bases significantly greater than ours. We expect postpay competition to continue to be intense as carriers focus on taking market share from competitors.
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
Employees
As of December 31, 2014, we had approximately 854 employees. None of our employees are covered by a collective bargaining agreement or represented by an employee union. We believe that we have good relations with our employees.
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
Transfer and Assignment of PCS and AWS Licenses
The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS or AWS system, with limited exceptions, and the FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Although we cannot be certain that the FCC will approve or act in a timely fashion upon any future requests for approval of assignment or transfer of control applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. In the course of such review, we further note that the FCC engages in a case-by-case competitive review of transactions that involve the consolidation of spectrum licenses. Because an FCC license is necessary to lawfully provide PCS and/or AWS service, if the FCC were not to approve any such filing, our business plans would be adversely affected. The FCC in June 2014 adopted an Order which updated the spectrum screen that the FCC uses in order to conduct its competitive review of proposed secondary market transactions. The FCC’s Order continued the FCC’s policy of conducting case-by-case analysis of a combined entity's spectrum screen holdings for proposed transactions, revised its existing spectrum screen to reflect the current suitability and availability of spectrum for mobile wireless services, and adopted certain limitations with respect to the purchase and transfer of 600 MHz spectrum. Various parties have filed petitions for reconsideration of this FCC Order, and we are unable to predict with any certainty the likely timing or outcome of these petitions. On December 1, 2014 we entered into an agreement to sell our 1900 MHz PCS wireless spectrum in our Eastern Markets to T-Mobile. This transaction is pending FCC approval. For additional information, see Note 1 of the Notes to Consolidated Financial Statments.
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
E-911 Services
The FCC requires CMRS carriers to make available basic 911 and E-911 emergency services to subscribers that provide the caller’s telephone number and detailed location information to emergency responders, and to make available 911 emergency services to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of E-911 services in their locales. In January 2011, FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. Carriers have two years from the effective date of the new rules to implement these requirements and may exclude 15% of counties or PSAP heavily forested areas. These rules reflect a general consensus between the wireless industry and the public safety community. The FCC also has issued an NPRM seeking comment on potential future modifications and enhancements to the current rules, including additional rules regarding location accuracy. In 2013, the FCC adopted rules requiring wireless carriers, such as ourselves, and certain other text messaging service providers to send an automatic ‘bounce-back’ text message to consumers who try to text 911 where text-to-911 is not available, indicating the unavailability of such services. In August 2014, the FCC required all wireless carriers, such as ourselves, as well as other providers of interconnected text messaging applications, to be capable of supporting text-to-911 service by December 31, 2014, and to provide such service to requesting PSAPs by June 30, 2015 or six months after a request from a PSAP, whichever is later. The FCC has also sought further comment regarding additional regulations pertaining to the provision of text-to-911 service.
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
Reciprocal Compensation
FCC rules provide that all telecommunications carriers are obligated, upon reasonable request, to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of local traffic. As a CMRS provider, we are required to pay reciprocal compensation under such arrangements to a wireline LEC that transports and terminates a local call that originated on our network. Under the revised intercarrier compensation regime adopted by the FCC in October 2011, where there is no pre-existing agreement between a CMRS carrier and a LEC for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill-and-keep regime. We negotiate interconnection agreements for our network with major incumbent LECs and smaller rural LECs. Negotiated interconnection agreements are subject to state approval. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities or the FCC, as appropriate, for arbitration. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They also will determine the amount of revenue we receive for terminating calls originating on the networks of LECs and other telecommunications carriers. The FCC’s new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. The FCC’s overhaul of the rules governing intercarrier compensation currently are subject to a petition before the United States Supreme Court, as well as various petitions for reconsideration before the FCC. We cannot predict with any certainty the likely timing or outcome of such petitions.

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
We receive funding from the federal USF in Virginia, West Virginia and Kentucky. In 2011, the FCC adopted wide ranging revisions to its universal service distribution rules. We cannot predict with any certainty the effect any such revisions will have on our business or on our ability to collect USF funds in the future. The FCC’s overhaul of the rules governing the distribution of USF currently are subject to a petition before the United States Supreme Court, as well as various petitions for reconsideration before the FCC. We cannot predict with any certainty the likely timing or outcome of such petitions.
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
Network Neutrality Regulations
In December 2010, the FCC adopted network neutrality regulations that apply to broadband wireless Internet access services, including those offered by us. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services and to content, application and service providers who seek access to a carrier’s network. Mobile wireless broadband Internet providers also would not be able to block consumers from accessing lawful websites, nor block applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. In early 2014, the Court of Appeals for the District of Columbia vacated all of the network neutrality regulations as currently constituted, with the exception of the transparency rule, which remains in effect, as exceeding the FCC’s authority. The FCC, has sought comment on the adoption of additional network neutrality rules that would be consistent with the Court's ruling.  In doing so, the FCC has noted that it is considering the application of stricter regulations on wireless providers than it adopted in 2010, as well as the potential reclassification of broadband Internet access as a Title II services. The FCC also noted that it is committed to the principles of network neutrality and would be vigilant in monitoring carrier actions.  We cannot predict with any certainty the likely timing or outcome of any FCC action.
Miscellaneous
We also are subject or potentially subject to numerous regulatory requirements, including, paying regulatory fees; number administration; number pooling rules; rules governing billing; cramming; technical coordination of frequency usage with adjacent carriers; height and power restrictions on our wireless transmission facilities; rules regarding radio frequency limits; outage reporting rules; and rules requiring us to offer equipment and services that are hearing aid compatible and accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how they may affect our business, financial condition or results of operations. A number of wireless providers have been investigated by both the FTC and FCC for, and paid significant fines in connection with, the provision of unauthorized premium text messaging services, a practice known as cramming. Both the FTC and FCC have warned wireless carriers that they will be vigilant in prosecuting such practices. In addition, a number of states and localities have banned, or are considering banning or restricting, the use of wireless phones while driving a motor vehicle. Texting while driving in Virginia is prohibited. West Virginia prohibits text messaging and use of handheld cell phones while driving, although use of hands-free devices is allowed.

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
Increased competition and new market entrants in the wireless industry could materially adversely affect our business, financial condition and operating results.
Competition in the wireless industry is currently intense and is expected to continue to be intense. Our competition is led by the four largest nationwide providers of wireless services dominating the market. Our competition in the markets we serve have significantly greater resources than us, which could put us at a disadvantage in such things as product offerings, pricing, and roaming services. Additionally, new entrants have recently announced their intentions to compete for wireless subscribers, including cable companies and Google, potentially further increasing the competitive landscape. Our ability to effectively compete in this highly competitive market could adversely affect our business, financial condition and operating results.
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
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 4G LTE, voice over WiFi or other technologies. A number of our competitors have deployed next generation technologies that are focused on the provisioning of mobile data services with higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes, to complete our 4G network upgrade plan, and to offer, on a timely basis, services that meet customer demands.
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
For the year ended December 31, 2014, we generated approximately 30.5% of our revenues and approximately 41.3% of our revenues in our Western Markets from the SNA with Sprint. In May 2014 the parties reached an amended agreement to extend the SNA through December 2022. If we were to lose Sprint as a customer, including as a result of termination of the SNA as a result of our failure to upgrade to 4G LTE in accordance with the terms therein, or if we were unable to recognize the benefits under the SNA agreement, such as preferred device pricing and nationwide 4G LTE roaming, or if Sprint were to become financially unable to pay our charges, our business, financial condition and operating results would suffer material adverse consequences due to lost revenues and decreased cash flows.
The pricing arrangements under our SNA with Sprint may fluctuate and there could be a decrease in the usage of our networks by Sprint customers, either of which could result in a decline in our wholesale revenues.
Under the SNA, our wholesale revenues are based on usage of our network by Sprint’s customers. In May 2014 the parties reached an amended agreement to extend the SNA through December 2022. The billable fixed fee element of the new agreement is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. Sprint could make changes to its subscriber contracts and national calling plans that could result in a decline in its overall subscriber base or Sprint may choose to manage its customers or distribution in our territories differently or take steps that reduce customer data or voice usage of our network. Additionally, we could experience migration by Sprint of its customers to non-CDMA technology, such as WiFi offloading or see a decline in the usage of our network by Sprint if we are unable to meet their customer demand for data services or fail to successfully design, build and deploy new technologies and services. If any or all of such events were to occur, or if, for any other reason, fewer Sprint customers were using our network or we experience lower usage of our network by Sprint, we could experience reduced revenues from Sprint.

Under the SNA, there are provisions, including rate reset provisions, which could, and have, resulted in disputes from time to time. There is a dispute resolution process provided in the agreement which historically the parties have used in order to resolve open disputes. However, there can be no assurance that any future disputes will be resolved to our satisfaction and it is possible that the dispute resolution process might yield a result that would potentially lower Sprint’s payment obligations, which could have a material adverse effect on our business, financial condition and operating results.
Our largest competitors may build networks in our markets or use alternative suppliers, which may result in decreased revenues and severe price-based competition.
The national carriers are investing substantial capital to deploy the necessary equipment to deliver 4G LTE and other enhanced services, and our current roaming partners, larger wireless providers may build or expand their own wireless networks in our service areas or obtain roaming services from alternative sources. Additionally, if any current or potential roaming partner or new alternative facilities-based provider were to launch or expand networks in our markets, we could experience increased price competition and potential loss of roaming business, which would adversely affect our revenues and operating results.
Our inability to obtain or gain access to additional spectrum in the future, including the licensing of additional spectrum by the FCC, would adversely affect our ability to compete in providing wireless services.
We may need to acquire or gain access to additional spectrum in the future in order to continue our customer growth, maintain our quality of service, meet increasing customer data usage demands and deploy new technologies. The wireless industry in general is experiencing a radio spectrum shortage and there is no assurance that any additional spectrum will be made available by Congress or the FCC, through auction or otherwise, on a timely basis, on terms and conditions or under service rules that we consider suitable for our commercial uses. Any additional spectrum made available from the FCC or from third parties may not be compatible with our existing spectrum, may not be readily usable as a result of the lack of technical standards of that spectrum, or we may not be able to acquire such spectrum at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers who, in the past, generally have been disinclined to divest or lease spectrum in secondary market transactions, may reduce our ability to obtain or gain access to additional spectrum from other carriers. Each of these factors would have a material adverse effect on our business, financial condition and results of operations.
If suppliers or vendors, including Apple, experience problems or favor our competitors, we could fail to obtain sufficient quantities of devices and accessories, or the products and services we require to operate our network successfully.
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

Apple devices represent approximately 30.8% of all devices sold by us. Our current contract with Apple ends in April 2015. If we are unable to renew our contract at reasonable rates or renew at all, our ability to attract and retain subscribers would be materially impacted.
We also rely on a limited number of network equipment manufacturers, including Alcatel-Lucent, Cisco Systems, Inc. and others, related to our network infrastructure. If these suppliers experience manufacturing delays, interruptions or other problems delivering equipment and network components on a timely basis, our revenue and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. If these companies experience financial or other problems, alternative suppliers and vendors may become necessary and we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.
We may incur significantly higher wireless device and other costs than we anticipate in attracting new and retaining current subscribers.
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
The loss of or inability to obtain or maintain voice and/or data roaming agreements, including for 4G LTE data roaming, at cost-effective rates or at all could have a material adverse effect on our business.
We rely on roaming agreements, primarily with Sprint and also with other wireless carriers, to provide nationwide coverage. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may be required to pay significant amounts of money for roaming service and we may be unable to provide competitive regional and nationwide wireless service to our customers on a cost-effective basis. If we are unable to meet our customers’ expectations for nationwide coverage for the services they want, including 4G LTE data roaming, it could reduce the number of new customers we add to our services and may increase our customer churn. In addition, many of our roaming partners are changing their technology from 3G to 4G LTE which may impact our ability to maintain 3G roaming for our customers with 3G only devices. Any inability to retain or obtain such roaming agreements, 3G and 4G LTE, at cost-effective rates may limit our ability to compete effectively for subscribers, which could materially adversely affect our business, financial condition and operating results.
Future regulatory changes also may affect our ability to enter into new or maintain existing roaming agreements on competitive terms. We have encountered substantial difficulty attempting to negotiate what we believe are reasonable roaming rates for data services with a number of national carriers. We believe this is a result of the continuing consolidation that has occurred within the telecommunications industry, which has resulted in substantial amounts of spectrum being amassed by a few industry participants. We believe that the rates charged by the largest carriers for voice and data roaming services are higher than the rates such carriers charge to other roaming partners and resellers, and in most cases higher than they charge their retail customers, and that such carriers, due to their nationwide networks, do not have the necessary incentives to provide both voice and data roaming on reasonable terms and conditions. If we are unable to negotiate reasonable voice and data roaming rates, and in the absence of regulatory action to prevent the warehousing and effective blocking of access to the use of spectrum at reasonable roaming rates, we may be unable to provide nationwide roaming services to our customers on a cost-effective basis, which could have a material adverse effect on our business.

We offer customers the ability to purchase devices under an EIP with discounted postpaid service rates and the ability to upgrade more frequently than traditional postpaid contracts, which could result in higher churn, higher bad debt expense and higher retention expense, which could materially adversely affect our business, financial condition and operating results.

In August 2014, we started offering EIP which differ from the traditional subsidized postpaid plans. These plans do not require a customer to sign a two year service agreement to obtain postpaid service, but allow the customer to finance their device over 24 months, receive a discount on the postpaid service and allow for more frequent upgrades than traditional plans. As a result of limited experience with EIP, we do not know the behavior of the customers with these plans. We could experience reduced revenues from higher churn, increased costs from additional upgrades, increased credit risk and bad debt expense, and increased marketing efforts to retain customers. In addition, allowing these customers to pay for their device over 24 months will have a negative impact on working capital. If our EIP offering strategy is ineffective, our financial condition and operating results could be materially adversely affected.

We rely on indirect distribution channels to sell our products and services and are concentrated with two primary third party dealers. If we are unable to attract, incentivize and retain these third-party dealers, our revenues could decline and our costs could increase.

Our indirect distribution channel generates approximately 41% of our gross adds. Additionally, two primary third-parties dealers represent approximately 76% of our total indirect gross adds. These two dealers along with the other dealers maintain approximately 351 indirect distribution retail locations, many of which are not exclusive dealers, which means that these dealers may sell other third-party products and services in direct competition with us. As more of our competitors use third-party dealers to sell their products and services, competition for dealers intensifies and larger wireless carriers may be able to switch our two primary indirect distribution dealers, as well as the other smaller dealers, to their products and services by presenting more lucrative commissions and other benefits, due to a wider variety of products and services offered by these competitors. Additionally, due to dealer mismanagement, industry trends, macro-economic developments, or other reasons, our indirect distribution agents may experience problems and may be unable to continue their operations or grow their operations. As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business. Additionally, a number of dealers that sell our products and services operate a significant number of separate locations. The loss of one or more of such dealers could have a material adverse impact on our business.
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
As of December 31, 2014, our total outstanding debt, including capital lease obligations, was approximately $529.2 million. The significant amount of cash required to service our contractual obligations could substantially limit our resources for alternative capital needs by, among other things:

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
The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, reducing or terminating the amount of our stock repurchase program, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The NTELOS Inc. Amended and Restated Credit Agreement limits our subsidiaries’ ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could lead to our inability to repay our obligations under our indebtedness which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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
Acquisitions, dispositions, investments and other strategic transactions could result in operating difficulties, dilution and distractions from our core business.
In the past, we have entered, and may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions/dispostions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures.
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
As of December 31, 2014, approximately 92% of our cell sites were installed on leased facilities, with approximately 46% of the leased facilities installed on facilities owned by two tower companies, American Tower and Crown Communications, pursuant to license agreements, lease agreements, master lease agreements or master license agreements that govern the general terms of our use of that company’s facilities. If a license agreement, lease agreement, master lease agreement or master license agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its facilities, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of tower companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these tower companies either on terms comparable to those we have today or at all. If any of the tower companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use facilities leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.
A change or disruption in our system infrastructure, including those from our third-party vendors, or our systems’ ability to support changes in technologies and services expected by customers, could materially adversely affect our business.

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

In addition, we may, in the future, migrate our internal billing and point of sale systems to new third-party systems. Our inability to successfully migrate customers to new billing systems could result in billing delays and negative impacts to sales and customer service. These factors could have materially adversely affect our business.
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

Security breaches related to our physical facilities, and cyber-attacks or other breaches to our corporate and customer facing networks, informational databases, and third party vendors may cause harm to our business and reputation and result in a loss of customers.
Our physical facilities and information systems may be vulnerable to physical break-ins, cyber-attacks, computer viruses, theft, or similar disruptive problems that pose risk to our ability to sustain service levels and ensure data security. If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in more substantial harm perpetrated by third parties. We maintain technical and administrative controls to reduce the risk of security breaches. However, we do experience cyber-attacks of varying degrees on a regular basis, none of which have been a material security breach. If we were to suffer a security breach, it could damage our business and reputation, and result in a loss of customers and increase in our costs.
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
If our long-lived or indefinite lived assets become impaired, it would materially adversely affect impact our operating results.
We test long-lived assets and intangibles subject to amortization for impairment when events and circumstances warrant. We test goodwill and other indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances warrant. Factors that may be considered a change in circumstances include declines in stock price, market capitalization, financial performance, or expectation of selling or disposing of an asset group or reporting unit. We are required to record a significant charge to earnings during the period in which any impairment was determined, negatively impacting our results of operations. As further described in Notes 6 and 7 of the Notes to Consolidated Financial Statements, the Company has recorded the impairment charge on certain of its long-lived and indefinite-lived assets.
The impact of economic downturns or other conditions leading to a decline in consumer discretionary spending may harm our business and materially adversely impact our operating results.
The impact of economic downturns on our customers, including unemployment and disruptions to the credit and financial markets, could cause customers to reduce spending. If demand for our services decreases, deactivations might increase and our revenues could be affected. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could impair their ability to pay for services they have purchased and lead to greater expense for uncollectible customer balances. Any of the above could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We must comply with a number of regulatory requirements, including, but not limited to, E-911, CALEA and the customer privacy mandates of the Customer Proprietary Network Information rules. We also must comply with regulations pertaining to the winning bid of our subsidiary in Mobility Fund Phase I. The FCC has taken an expansive view with respect to the scope of its authority over wireless carriers, which may lead to increased regulation of such carriers in the future. In addition, we must pay a variety of federal and state surcharges and fees on our gross revenues derived by interstate and intrastate services, the amount of which may be subject to review and revision in the future. Failure to comply with these and other regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.
On January 18, 2011, FCC rules took effect that require us and other carriers using handset-based technologies for E-911 location purposes to eventually transmit, within 50 meters, the location of the caller in 67% of calls made in the carrier’s choice of either a county or a PSAP area and to transmit, within 150 meters, the location of the caller in 80% of the calls made in either such county or PSAP area. The carriers have two years from the effective date of the new rules to implement these requirements and carriers may exclude 15% of counties or PSAP heavily forested areas. These rules reflect a general consensus between the wireless industry and the public safety community. The FCC also has issued an NPRM seeking comment on potential future modifications and enhancements to the current rules. In addition, the FCC, in December 2010, adopted net neutrality rules for mobile broadband Internet providers in which such providers are required to (1) make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier’s network and (2) refrain from blocking consumers from accessing lawful websites or applications that compete with the provider’s voice or video telephony services, subject to a reasonable network management exception. In early 2014, the Court of Appeals for the District of Columbia vacated all of the network neutrality regulations as currently constituted, with the exception of the transparency rule, which remains in effect, as exceeding the FCC’s authority. The FCC has sought comment on the adoption of additional network neutrality rules that would be consistent with the Court's ruling.  In doing so, the FCC has noted that it is considering the application of stricter regulations on wireless providers than it adopted in 2010, as well as the potential reclassification of broadband Internet access as a Title II service. The FCC also noted that it is committed to the principles of network neutrality and would be vigilant in monitoring carrier actions.  We cannot predict with any certainty the likely timing or outcome of any FCC action. The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities, and is considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements or may have a material adverse effect our business.

In accordance with Section 404 of the Sarbanes-Oxley Act, we along with our independent registered public accounting firm are required to report on the effectiveness of our internal control over financial reporting. Failure to design and maintain effective internal controls could constitute a material weakness which could result in inaccurate financial statements, inaccurate disclosures or failure to prevent fraud. If we were unable to conclude that we have effective internal controls, investor confidence regarding our financial statements and our business could be materially adversely affected.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.
We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, real estate, sales and use and employment-related taxes and ongoing appeals issues related to these tax matters. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by the tax authorities. We also estimate our ability to utilize tax benefits, including those in the form of NOL carry-forwards and tax credits. See Note 13 of the Notes to Consolidated Financial Statements for additional information on our taxes.
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

Our inability to complete the sale of the Spectrum or our inability to effectively manage the wind down of the operations in the affected markets and reduce corporate expenses, could materially adversely affect our business, financial condition and results of operations.

On December 1, 2014, we agreed to sell our 1900 MHz PCS wireless spectrum licenses in our Eastern Markets to T-Mobile License LLC. The closing of the purchase and sale of the Eastern Markets licenses is subject to customary closing conditions, including, without limitation, the final approval of the transaction by the FCC. The transaction also contains customary representations, warranties and covenants with regard to the parties and the Eastern Markets licenses, as well as certain customary termination rights and indemnification provisions.

As part of the plan to sell, we must effectively manage the wind down of our operations in the Eastern Markets, including the reduction of direct costs and expenses, the reduction and transition of subscribers, the decommissioning of our network, and obtaining favorable operating lease termination settlements. In addition, we must effectively reduce our corporate overhead structure to realize the financial benefits of the sale and ultimate wind down of the Eastern Markets.

Our inability to manage the wind down process or complete the sale timely, could negatively adversely affect our business, financial condition and operating results.

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
The measurement of the plan obligations and costs of providing benefits under our defined benefit pension and other postretirement benefit plans involves various factors, including the development of valuation assumptions and accounting policy elections. We are required to make assumptions and estimates that include the discount rate applied to benefit obligations, the long-term expected rate of return on plan assets, the anticipated rate of increase of health care costs, our expected level of contributions to the plans, the incidence of mortality, the expected remaining service period of plan participants, the level of compensation and rate of compensation increases, employee age, length of service, and the long-term expected investment rate credited to employees of certain plans, among other factors. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding the accounting for the defined benefit pension and other postretirement benefit plans. If our benefit plans’ costs increase, due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medial cost trends, our financial condition and operating results could be adversely affected
Our stock price has historically been volatile and may continue to be volatile and may not reflect our actual operations and performance.
The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors unrelated to our performance, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our quarterly and annual operating results or those of our competitors, including announcements of subscribers and churn rates;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	speculation in the media or investment community about, or actual changes in, our current or future relationship with Sprint;

•	actual or anticipated changes in Sprint’s business, financial condition and operating results;

•	changes in general or industry specific market conditions, trends or governmental regulations and approvals;

•	conditions, trends or changes in the securities marketplace or stock market performance in the United States, including trading volumes;

•	adverse changes in economic conditions, including the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	changes in the market valuations of other companies operating in our industry;

•	significant or sustained changes to our market capitalization;

•	technological innovations by us or our competitors, including the availability of 4G LTE;

•	announcements by us or our competitors of acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in domestic and global economic and political factors, including those resulting from war, incidents of terrorism or responses to such events;

•	approval and timing of Eastern Markets’ spectrum sale and our ability to realize the expected proceeds, cost savings and other benefits associated with the sale and wind down of the markets;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of large blocks of our common stock, including sales of our common stock by our directors, executive officers or affiliates.
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
As of December 31, 2014, Quadrangle beneficially owned approximately 4.2 million shares of our common stock, or approximately 20% of our outstanding common stock. In addition, three of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, including a representative of Quadrangle being Chairman of the Board of Directors, Quadrangle continues to have the ability to influence corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and, as a result, may depress the market price of our stock.
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
As of December 31, 2014 we owned 122 cell sites and leased more than 1,300 cell sites of which approximately 46% are installed on structures controlled by two tower companies, Crown Communications and American Tower. The MLA with Crown Communications commenced in 2000 and 2001 with an initial 5-year term with three optional 5-year renewal terms and was renewed for the second of three 5-year lease renewal terms in 2010 and 2011. Additionally, we entered into a master lease agreement with American Tower in 2001 with an initial lease term of 12 years. The American Tower master lease agreement contains three automatic 5-year renewal terms. The master lease agreement with American Tower was renewed for the first of three 5-year lease renewal terms in 2013. In January 2015 we entered into a definitive agreement to sell most of our owned towers. These towers will be immediately leased back. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.
We also lease properties from third parties associated with our retail stores located throughout our operating markets, two warehouses located in Charleston, WV and Waynesboro, VA, two additional customer care facilities located in Covington, VA and Daleville, VA, and three regional operations centers with one located in Charleston, WV and two located in Richmond, VA.

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
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol “NTLS.” On February 23, 2015, the last reported sale price for our common stock was $4.81 per share.
The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock and the cash dividends declared per common share.

	Fiscal Year 2014				Fiscal Year 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$11.07	$13.61	$15.10	$21.40	$23.03	$20.47	$16.72	$13.89
Low price	3.85	10.44	11.20	12.40	17.48	14.59	12.75	11.68
Dividends declared	—	—	0.42	0.42	0.42	0.42	0.42	0.42
Stock Performance Graph
The following indexed line graph indicates our cumulative total return to stockholders from December 31, 2009 to December 31, 2014, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2009 in our common stock and in each index. The calculations assume cash dividend reinvestment and reinvestment of $15.86, the opening price of Lumos Networks common stock on November 1, 2011, one share of which was distributed by the Company for each share of NTLS common stock outstanding following the 1-for-2 reverse split, all of which occurred after the market close on October 31, 2011.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
NTELOS Holdings Corp.	$100	$114	$103	$75	$124	$27
NASDAQ Composite Index	100	117	115	113	184	179
NASDAQ Telecommunications Index	100	104	91	93	115	120
Holders
There were approximately 132 registered holders and 7,100 beneficial holders of our common stock on February 23, 2015.
Dividends/Dividend Policy
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the years ended December 31, 2014 and 2013 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million as of December 31, 2014. During the fiscal years 2014 and 2013, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock. Amounts available to us to repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.

Item 6.	Selected Financial Data.
SELECTED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data
Operating revenues	$487,834	$491,882	$453,989	$422,629	$406,793
Operating expenses (1)	539,084	416,046	390,847	356,375	331,911
Operating income (loss)	(51,250)	75,836	63,142	66,254	74,882
Other expenses	(33,810)	(30,553)	(30,138)	(26,451)	(25,288)
Income (loss) from continuing operations before income taxes	(85,060)	45,283	33,004	39,803	49,594
Income tax expense (benefit)	(32,894)	18,544	12,676	16,363	20,251
Income (loss) from continuing operations	(52,166)	26,739	20,328	23,440	29,343
Discontinued operations, net	—	—	—	(45,386)	16,882
Net income (loss)	(52,166)	26,739	20,328	(21,946)	46,225
Net income attributable to noncontrolling interests	(1,468)	(2,061)	(1,941)	(1,769)	(1,417)
Net income (loss) attributable to NTELOS Holdings Corp.	$(53,634)	$24,678	$18,387	$(23,715)	$44,808
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (2)
Basic
Continuing operations	$(2.54)	$1.17	$0.88	$1.04	$1.35
Discontinued operations	—	—	—	(2.18)	0.82
Total	$(2.54)	$1.17	$0.88	$(1.14)	$2.17
Diluted
Continuing operations	$(2.54)	$1.13	$0.86	$1.02	$1.34
Discontinued operations	—	—	—	(2.13)	0.81
Total	$(2.54)	$1.13	$0.86	$(1.11)	$2.15
Cash Dividends Declared per Share – Common Stock	$0.84	$1.68	$1.68	$2.10	$2.24

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data (3)
Cash	$73,546	$88,441	$76,197	$59,950	$15,676
Property, Plant and Equipment, net	289,947	319,376	303,103	288,368	566,949
Total Assets	668,548	716,251	680,114	632,658	1,149,445
Total Debt	525,408	490,366	494,079	458,409	749,093
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(34,132)	43,283	44,525	51,584	179,539

(1)
2014 includes $87.9 million in impairment and other charges related to the write down of certain assets in our Eastern Markets and $3.7 million of restructuring expense due to the wind down of the business.

(2)	Earnings per common share for 2011 and 2010 have been adjusted for the October 31, 2011 1-for-2 reverse stock split.

(3)	Balance sheet data in this table for 2010 has not been revised for discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We operate a 100% CDMA digital PCS network and are actively deploying 4G LTE across our footprint in Virginia, West Virginia, and portions of Pennsylvania, Kentucky, Maryland, Ohio and North Carolina with covered POPs of approximately 6.0 million, 3.1 million in our Western Markets. We believe our strategic focus in our Western Markets, commitment to personalized local service, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our strategic marketing differentiator is based upon an approach of offering each customer The Best Value in Wireless, which we define as a robust nationwide coverage area, simple, flexible wireless rate plans, and popular wireless handsets.
Sale of Virginia East Spectrum and Wind Down of Eastern Markets
On December 2, 2014, we announced that we would focus our business operations exclusively in our Western Markets, where we have experienced strong operating performance, have a favorable competitive position for our branded retail offering and where we benefit operationally and financially from our SNA with Sprint. In connection with this refocus, we entered into an agreement, on December 1, 2014, to sell our 1900 MHz PCS wireless spectrum licenses in our Eastern Markets to T-Mobile for $56.0 million. The transaction is subject to customary closing conditions, including final regulatory approval by the FCC, and is expected to close in April of 2015.

In conjunction with the spectrum sale, we will wind down our network and retail operations in our Eastern Markets over the next year, including transitioning our subscribers to another carrier under an agency agreement, and reduce related corporate operating expenses. This initiative resulted in impairment charges of $86.0 million, abandonment of assets of $1.9 million and restructuring charges of $3.7 million for one time employee separation charges, contract termination fees for retail leases and network cost commitments, and other fees. We expect to incur additional restructuring charges in 2015 of between $50.0 million and $60.0 million as we continue to wind down our operations in our Eastern Markets and reduce corporate operating expenses. For additional information, see Note 9 of the Notes to Consolidated Financial Statements.
Towers Sale
In January 2015, we announced that we entered into a definitive agreement to sell up to 103 towers for approximately $41.0 million. The agreement provides that we will enter into long term lease agreements on the sold towers that are located in our Western Markets. The transaction is expected to close in multiple installments during calendar year 2015, the first of which occurred on February 17, 2015 and consisted of 85 towers with proceeds to us of approximately $35.0 million. The inclusion of towers in any closing is subject to final due diligence and other customary closing conditions.

Market Risks
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 4G LTE, voice over WiFi or other technologies. A number of our competitors have deployed next generation technologies that are focused on the provisioning of mobile data services with higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services, such as higher-speed data services, that meet customer demands.
The retail market for wireless broadband mobile services remains highly competitive. We believe that competition for customers among wireless broadband providers is based on price, service area, network performance, brand awareness and reputation, services and features, handset selection, call quality and customer service. In addition, the market for wireless services has increasingly required that we provide nationwide coverage to our customers, both for voice and data services. We currently rely on roaming agreements, primarily with Sprint and also with other wireless carriers, to provide service in areas not covered by our network. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may incur significantly higher costs for roaming service and we may be unable to provide competitive regional and nationwide wireless service to our customers on a cost-effective basis.
As competition increases and technology evolves, federal and state regulation of the telecommunications industry continues to change. We anticipate that this state of regulatory flux will continue in the future as the FCC and state regulators respond to competitive, technological and legislative developments by modifying their existing regulations or adopting new ones. The impact of economic downturns on our customers, including unemployment and disruptions to the credit and financial markets, could cause customers to further reduce spending. Taken together or individually, new or changed regulatory requirements and the possibility of wide ranging changes and reform mandated by the federal and state governments to stimulate economic recovery, could affect the telecommunications industry and may harm our business and restrict the manner in which we operate our business.
We expect postpay competition to continue to be intense and is led by the four largest providers of wireless services dominating the market, who are nationwide in scope and have significantly greater resources than us. We must increasingly target switchers rather than first-time purchasers of wireless services to expand our subscriber base. However, despite the increased competition, we must control churn to help grow our subscriber base. To do so, we continue to use predictive analytics to identify high-risk churn areas within our postpay and prepay customer bases, which leads to proactive communication and retention efforts, resulting in stable customer churn and positive net subscriber additions.
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
We also expect the competition with prepaid products to remain strong as competitors have targeted the prepaid market as a means to sustain growth and increase market share. A number of large wireless competitors, including Boost and Virgin Mobile (MVNOs operated by Sprint), TracFone’s Straight Talk service, T-Mobile, Net10 and Simple Mobile actively compete for prepay customers in our markets. Many of these competitors have access to big box national retailers that currently are not in our distribution channel. Pricing competition in the prepaid market is intense, with a number of prepaid unlimited nationwide plans being offered for less than $50 per month.
To remain competitive with our prepaid product offerings, we continually monitor our FRAWG Unlimited Wireless prepay product offerings. We offer the FRAWG Unlimited Wireless product in all of our markets. FRAWG is a simple, “no contract,” low cost service that has a minimum number of plans, offers attractive features, including smartphone options and provides regional or national unlimited coverage. Acquisition costs are substantially lower than postpay with the reduced handset subsidy and lower selling and advertising costs. Our prepaid strategic focus is to target the higher end of the prepaid market by offering more feature rich plans and devices that appeal to smartphone customers. This strategy resulted in a 83% smartphone take rate during the year ended December 31, 2014 and an ending smartphone prepay penetration of 69%.
To increase gross subscriber additions and to better serve and retain our customers, we are focused on refining our distribution strategy with respect to both postpay and prepay sales. We continued enhancing our indirect distribution channel using master agents and exclusive dealers and improving the quality of the indirect locations.

Our ability to grow our customer base and retain current subscribers will depend, in part, on our ability to adapt to changes in pricing plans, continue to improve our network coverage and reliability, and make available service offerings on the latest network technology and devices. At the same time, these competitive factors could cause our churn to increase making it difficult for us to add net subscribers and may put downward pressure on our retail revenue in 2015.
Strategic Network Alliance ("SNA")
We have an agreement with Sprint under the SNA in which we are the exclusive wholesale provider of wireless services in our western Virginia and West Virginia service area to Sprint for all Sprint CDMA and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA through at least December 2022. Pursuant to the terms of the SNA, we are required to upgrade our network in the SNA service area to provide LTE Services. As part of the amendment, we lease spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides us access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. We account for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.

RESULTS OF OPERATIONS – OVERVIEW
Fiscal Year 2014 Results
Operating revenues decreased $4.1 million, or 0.8%, to $487.8 million for the year ended December 31, 2014 compared to $491.9 million for the year ended December 31, 2013 driven by a $16.2 million increase in retail revenues and a $20.3 million decrease in wholesale and other revenues. Operating income (loss) decreased $127.1 million, or 167.6%, to $(51.3) million for the year ended December 31, 2014 compared to $75.8 million the year ended December 31, 2013 reflecting the decrease in operating revenue, the increase in operating expenses related to the increase in equipment costs and network expenses in 2014 and impairment charges related to the agreement to sell wireless spectrum and the wind down of operations in our Eastern Markets. Other expense increased $3.3 million, or 10.7%, to $33.8 million for the year ended December 31, 2014 compared to $30.6 million for the year ended December 31, 2013, primarily due to an increase in the interest expense of $3.0 million due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing. Income (loss) from continuing operations before income taxes decreased $130.4 million, or 287.9%, to $(85.1) million for the year ended December 31, 2014 compared to $45.3 million for the year ended December 31, 2013, for the reasons discussed above.
For further detail regarding our operating results, including explanation of the non-GAAP measure ARPA, see the Other Overview Discussion and Results of Operations – Comparison of Year Ended December 31, 2014 and 2013 below.
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

The table below provides a reconciliation of operating revenues to postpay subscriber revenues used to calculate ARPA for the years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands, except ARPA)	2014	2013	2012
Operating revenues	$487,834	$491,882	$453,989
Less: prepay service revenues	(63,203)	(65,300)	(58,036)
Less: equipment revenues	(43,154)	(25,245)	(30,078)
Less: wholesale and other adjustments	(153,014)	(172,754)	(165,765)
Postpay service revenues	$228,463	$228,583	$200,110

Account Statistics:
Postpay ARPA	$135.31	$134.44	$117.65
Postpay accounts (1)	143,400	141,200	142,000
Postpay subscribers per account (1)	2.2	2.2	2.1

(1) End of period

ARPA increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 as a result of an increase in smartphone adoption and usage, both driven by our nControl plans and our device line up, offset by competitive pricing pressure and EIP service discounts.  We expect ARPA to be under pressure as our competition stays focused on price incentives and due to increased acceptance of EIP with its associated service plan discounts.
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

•	Restructuring – includes one time separation charges and contract termination fees related to the exit of our Eastern Markets;

•	Impairment and other charges – includes the write down and abandonment of certain property, plant and equipment and intangible assets related to our Eastern Markets;

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	Gain on sale of intangible assets - includes the gain from the sale of non-operational wireless spectrum.

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
Noncontrolling Interests in Losses (Earnings) of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the years ended December 31, 2014 or 2013. The VA Alliance made capital distributions to the minority owners of $0.8 million, $1.6 million and $1.5 million during each of the years ended December 31, 2014, 2013 and 2012.
RESULTS OF OPERATIONS – COMPARISON OF YEAR ENDED DECEMBER 31, 2014 AND 2013
OPERATING REVENUES
The following table identifies our operating revenues for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	$333,257	$317,054	$16,203	5.1%
Wholesale and other revenue	154,577	174,828	(20,251)	(11.6)%
Total operating revenues	$487,834	$491,882	$(4,048)	(0.8)%
Retail Revenue
Retail revenue increased due to higher equipment revenues of $17.9 million, or 70.9%, offset by a decrease in subscriber service revenues of $1.7 million, or 0.6%. The increase in equipment revenue reflected an increase in retail pricing driven by higher end smartphones and the launch of EIP. We expect these trends to continue with the adoption of EIP. The decrease in subscriber service revenues is primarily driven by a decrease in the prepay subscriber base. Ending prepay subscribers, net of an 8,200 subscriber adjustment, decreased approximately 10,900 subscribers, or 7%, to approximately 138,800 subscribers for the year ended December 31, 2014.
Wholesale and Other Revenue
Wholesale and roaming revenues decreased $20.3 million, or 11.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflecting a $18.9 million decrease in revenue from the SNA. Excluding the $9.0 million dispute settlement in the three months ended September 30, 2013, revenue under the SNA decreased $9.9 million, or 6.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease is primarily the result of the amended terms of the SNA that took affect in May 2014. We expect this year over year trend to continue. Roaming revenues from carriers other than Sprint declined $1.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

OPERATING EXPENSES
The following table identifies our total operating expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of sales and services	$223,140	$199,004	$24,136	12.1%
Customer operations	105,774	106,235	(461)	(0.4)%
Corporate operations	42,195	42,305	(110)	(0.3)%
Restructuring	3,663	—	3,663	—%
Impairment and other charges	87,853	—	87,853	—%
Depreciation and amortization	76,459	72,944	3,515	4.8%
Gain on sale of intangible assets	—	(4,442)	4,442	—%
Total operating expenses	$539,084	$416,046	$123,038	29.6%
Cost of Sales and Services – Cost of sales and services increased $24.1 million, or 12.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increases in cell site expenses, data roaming expense and equipment cost of sales totalling $20.2 million, or 11.1%, as a result of on-going costs to support subscriber and usage growth, and $3.3 million in non-cash spectrum lease expenses related to the amended SNA agreement.
Customer Operations – Customer operations expense increased $0.5 million, or 0.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in other selling expenses.
Corporate Operations – Corporate operations expense decreased $0.1 million, or 0.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by lower salary and equity compensation charges related to executive separations, offset by additional legal and advisory fees related to the debt refinancing and SNA contract amendment.
Restructuring – Restructuring expense increased $3.7 million for the year ended December 31, 2014 due primarily to severance charges, contract termination fees and professional fees associated with the wind down of the business in the Eastern Markets. We will continue to incur restructuring charges in 2015 as we continue the wind down.
Impairment and other charges – Impairment and other charges totaling $87.9 million for the year ended December 31, 2014 relate to the write down and abandonment of property, plant and equipment of $58.9 million and wireless spectrum of $29.0 million in our Eastern Markets due to the wind down of the business.
Depreciation and Amortization – Depreciation and amortization expenses increased $3.5 million, or 4.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in depreciable assets placed in service.
Gain on Sale of Intangible Assets - Gain on sale of intangible assets consists of a $4.4 million gain for the year ended December 31, 2013 from the sale of non-operational wireless spectrum.
OTHER EXPENSE
Interest expense on debt instruments increased $3.0 million, or 10.1%, to $32.7 million for the year ended December 31, 2014 compared to $29.7 million for the year ended December 31, 2013, due to the increased loan amount and a higher blended average effective interest rate associated with the January 2014 debt refinancing.
Other expense increased $0.3 million, or 37.5%, to $1.1 million for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013, primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred issuance costs associated with the January 2014 debt refinancing.
INCOME TAXES
Income tax benefit was $(32.9) million, with an effective tax rate of 38.7%, for the year ended December 31, 2014, representing the statutory tax rate applied to pre-tax loss and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. Income taxes for 2013 were $18.5 million with an effective rate of 41.0%.

We expect to incur an NOL in 2014 of approximately $9.2 million primarily resulting from recent changes in allowable bonus depreciation. We also have certain Federal prior year unused net operating losses, including certain built-in losses, that are subject to limitations imposed by IRC 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, we expect that $109.7 million of these prior year NOLs will be available for use as follows: $24.3 million in 2015 (with $15.4 million total anticipated carryover from 2013 and 2014), $8.9 million per year in 2016 through 2024, $4.9 million in 2025 and $0.4 million in 2026. We also have certain state NOLs that will be available to us substantially similar in timing to the Federal NOLs. We believe that it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.
RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2013 COMPARED TO 2012
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
OPERATING EXPENSES
The following table identifies our total operating expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012	$ Variance	% Variance
Cost of sales and services	$199,004	$184,878	$14,126	7.6%
Customer operations	106,235	98,956	7,279	7.4%
Corporate operations	42,305	43,755	(1,450)	(3.3)%
Depreciation and amortization	72,944	63,258	9,686	15.3%
Gain on sale of intangible assets	(4,442)	—	(4,442)	—%
Total operating expenses	$416,046	$390,847	$25,199	6.4%
Cost of Sales and Services – Cost of sales and services increased $14.1 million, or 7.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Equipment costs increased $7.1 million, or 8.5%, reflecting an increase in the number of higher cost smartphone devices sold in 2013 compared to 2012, including the iPhone. Given the continued increase in smartphone penetration and the introduction of more technologically advanced and expensive handsets, we expect handset costs to continue to rise in 2014.
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

Customer Operations – Customer operations expense increased $7.3 million, or 7.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Bad debt expense increased $6.1 million, or 64.1%, due primarily to an increase in the average balances per account written off for the year ended December 31, 2013 compared to the year ended December 31, 2012. Also, there were increases in advertising and marketing of $1.5 million, or 8.4%, and commissions of $1.1 million, or 5.3%, offset by a decrease in customer loyalty & retention expense of $0.6 million, or 29.9% and other selling expenses of $0.7 million, or 1.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Corporate Operations – Corporate operations expense decreased $1.5 million, or 3.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Contracted services increased $2.2 million, or 347.7%, due to a reduction in transition services billed to Lumos Networks as part of the business separation. This increase was offset by reductions in professional fees of $0.8 million, or 28.7%, expenses related to the business separation of $1.3 million, or 77.4%, and other general corporate expenses of $1.1 million, or 3.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Depreciation and Amortization – Depreciation and amortization expenses increased $9.7 million, or 15.3% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to $10.3 million in incremental depreciation expense associated with the replacement of certain legacy assets in 2013, and an increase in depreciable assets placed in service.
Gain on Sale of Intangible Assets - Gain on sale of intangible assets consists of a $4.4 million gain for the year ended December 31, 2013 due to the sale of non-operational wireless spectrum.
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
As of December 31, 2014, we had $73.5 million of cash, compared to $88.4 million as of December 31, 2013, of which $28.5 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $45.0 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at December 31, 2014 has a rating A1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $108.6 million as of December 31, 2014 compared to $104.2 million as of December 31, 2013.
As of December 31, 2014, we had $629.4 million in aggregate long-term liabilities, consisting of $519.6 million in long-term debt, including capital lease obligations, and approximately $109.8 million in other long-term liabilities primarily consisting of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at December 31, 2014 is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases $6.5 million per quarter, plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and is decreased by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the year ended December 31, 2014 there was no Excess Cash Flow. The balance of the Restricted Payments basket as of December 31, 2014 was $60.1 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2014, there were no commitments associated with the Incremental Commitments.
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
Cash Flows from Continuing Operations
The following table summarizes our cash flows from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$89,488	$126,404	$109,017
Net cash used in investing activities	(106,414)	(80,844)	(71,633)
Net cash provided (used in) by financing activities	2,031	(33,316)	(21,137)
Operating Activities
Our cash flows from operating activities for the year ended December 31, 2014 of $89.5 million decreased $36.9 million, or 29.2%, compared to the cash flows from operating activities of $126.4 million for the year ended December 31, 2013. The decrease is due to a decrease in operating income, excluding the effect of the impairment charge, and cash provided by changes in working capital.
For the year ended December 31, 2013, net cash provided by operating activities was approximately $126.4 million, an increase of $17.4 million, or 15.9%, compared to the cash flows from operating activities of $109.0 million for the year ended December 31, 2012. The increase was due to an increase in operating income and cash provided by changes in working capital. Changes in working capital increased due to the effect of the reversal of the accrual as a result of the settlement with Sprint, timing of payments associated with wholesale receivables, an increase in inventory, reflecting higher inventory levels and cost per device and an increase in accounts payable related to the timing of vendor payments.
Investing Activities
As we continue to expand our network coverage and capacity within our coverage area, we invested $107.0 million in capital expenditures for the year ended December 31, 2014. This was higher than the $80.7 million of capital expenditures for the year ended December 31, 2013. Included in the capital spending for the year ended December 31, 2014 was $91.3 million of expenditures for additional capacity to support our projected growth, and $16.4 million to maintain our existing networks and other business needs.
We currently expect capital expenditures for 2015 to be in the range of $95.0 million to $105.0 million, including approximately $90.0 million to upgrade portions of our network to 4G LTE advanced technologies. Other expected capital expenditures in 2015 include capacity and network coverage expansion, upgrades to our information technology systems in support of growth, and other business needs.
Our cash flows used in investing activities for the year ended December 31, 2013 were $80.8 million. Included in the capital spending for the year ended December 31, 2013 was $63.1 million of expenditures for additional capacity to support our projected growth, and $17.6 million to maintain our existing networks and other business needs. We deposited $2.2 million into a separate restricted account to serve as collateral for a letter of credit. We received $4.6 million in proceeds related to the sale of intangible assets.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 aggregated a net of $2.0 million, which primarily represents the following:

•	$39.5 million net proceeds from the January 2014 debt refinancing;

•	$3.6 million in debt issuance costs;

•	$5.3 million in repayments on our long-term debt;

•	$27.2 million used for common stock cash dividends ($1.26 per share in the aggregate) paid on January 10, 2014, April 11, 2014 and July 11, 2014; and

•	$0.8 million used for capital distributions to noncontrolling interests.
Net cash used in financing activities for the year ended December 31, 2013 aggregated $33.3 million, which primarily represents the following:

•	$5.0 million in repayments on our long-term debt;

•	$27.1 million used for common stock cash dividends ($1.26 per share in the aggregate) paid on April 12, 2013, July 12, 2013, October 11, 2013; and

•	$1.6 million used for capital distributions to noncontrolling interests.
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
We believe that our current cash balances of $73.5 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan.
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
The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis as of December 31, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this Annual Report on Form 10-K, as referenced in the table:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1)(3)	$528,345	$5,405	$10,810	$512,130	$—
Capital lease obligations (3)	904	411	400	93	—
Operating lease obligations (4)	302,818	37,941	73,764	69,359	121,754
Purchase obligations (5)	128,092	127,132	960	—	—
	$960,159	$170,889	$85,934	$581,582	$121,754

(1)
Represents the Term Loans under the Amended and Restated Credit Agreement. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(2)
Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other postretirement benefit plans. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(3)	Excludes interest.

(4)
Represents contractual obligations to make certain minimum lease payments for the use of property under operating lease agreements for administrative office space, retail space, tower space and equipment, certain of which have renewal options. See Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

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

On August 15, 2014, the Company launched EIP, which offers customers the option to pay for their devices over 24 months with no service contract. Additionally, after a specified period of time, customers have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect the EIP option, the Company recognizes revenue at the point of sale for the full retail price of the device, net of the estimated fair value of imputed interest and the estimated loss on trade-in.
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
Income Taxes
Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Pension Benefits and Retirement Benefits Other Than Pensions
NTELOS Inc. sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Effective December 31, 2012, the Company froze future benefit accruals. In 2014, we adopted updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States.
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
NTELOS Inc. also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Further information regarding these plans is provided in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Information regarding recent accounting pronouncements is provided in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
In addition to the risks inherent in our operations, we are exposed to certain market risks including the impact of interest rate changes.
Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $528.3 million as of December 31, 2014. Under this facility, the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.9 million as of December 31, 2014.
In the first quarter of 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At December 31, 2014, our financial assets included cash of $73.5 million. Securities and investments totaled $1.5 million at December 31, 2014.
The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at December 31, 2014, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$524,504	$459,660	$476,487	$440,761
Capital lease obligations	904	904	995	814
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At December 31, 2014, an immediate 10% increase or decrease to LIBOR would not currently have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at December 31, 2014 we had approximately $28.5 million of cash held in a market rate savings accounts. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

Item 8.	Financial Statements and Supplementary Data.
NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NTELOS Holdings Corp.:
We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 26, 2015

NTELOS Holdings Corp.
Consolidated Balance Sheets

(In thousands, except par value per share amounts)	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$73,546	$88,441
Restricted cash	2,167	2,167
Accounts receivable, net	43,668	37,741
Inventories and supplies	18,297	23,962
Deferred income taxes	24,770	10,650
Prepaid expenses	13,543	15,891
Other current assets	4,626	4,916
	180,617	183,768
Assets Held for Sale	64,271	—
Securities and Investments	1,522	1,499
Property, Plant and Equipment, net	289,947	319,376
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	44,933	131,834
Customer relationships and trademarks, net	5,084	6,985
Deferred Charges and Other Assets	18,474	9,089
TOTAL ASSETS	$668,548	$716,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt	$5,816	$5,410
Accounts payable	24,541	24,748
Dividends payable	—	9,034
Advance billings and customer deposits	14,553	14,055
Accrued expenses and other current liabilities	27,153	26,344
	72,063	79,591
Long-Term Debt	519,592	484,956
Retirement Benefits	25,209	11,995
Deferred Income Taxes	39,620	62,893
Other Long-Term Liabilities	45,016	33,023
	629,437	592,867
Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,634 shares issued and 21,616 shares outstanding (21,519 shares issued and 21,510 shares outstanding at December 31, 2013)	214	214
Additional paid in capital	28,663	44,462
Treasury stock, at cost, 18 shares (9 share at December 31, 2013)	(285)	(147)
Accumulated deficit	(53,634)	—
Accumulated other comprehensive loss	(9,090)	(1,246)
Total NTELOS Holdings Corp. Stockholders’ Equity/(Deficit)	(34,132)	43,283
Noncontrolling Interests	1,180	510
	(32,952)	43,793
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$668,548	$716,251
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Operating Revenues	$487,834	$491,882	$453,989
Operating Expenses
Cost of sales and services	223,140	199,004	184,878
Customer operations	105,774	106,235	98,956
Corporate operations	42,195	42,305	43,755
Restructuring	3,663	—	—
Impairment and other charges	87,853	—	—
Depreciation and amortization	76,459	72,944	63,258
Gain on sale of intangible assets	—	(4,442)	—
	539,084	416,046	390,847
Operating Income (Loss)	(51,250)	75,836	63,142
Other Expense
Interest expense	(32,696)	(29,743)	(22,944)
Other expense	(1,114)	(810)	(7,194)
	(33,810)	(30,553)	(30,138)
Income (Loss) before Income Taxes	(85,060)	45,283	33,004
Income Tax Expense (Benefit)	(32,894)	18,544	12,676
Net Income (Loss)	(52,166)	26,739	20,328
Net Income Attributable to Noncontrolling Interests	(1,468)	(2,061)	(1,941)
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(53,634)	$24,678	$18,387
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.

Basic	$(2.54)	$1.17	$0.88
Weighted average shares outstanding – basic	21,111	21,026	20,889
Diluted	$(2.54)	$1.13	$0.86
Weighted average shares outstanding – diluted	21,111	21,826	21,337
Cash Dividends Declared per Share – Common Stock	$0.84	$1.68	$1.68
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(53,634)	$24,678	$18,387
Other Comprehensive Income (Loss):
Amortization of unrealized loss from defined benefit plans, net of $45, $167 and $335 of deferred income taxes in 2014, 2013 and 2012, respectively	71	263	526
Unrecognized gain/(loss) from defined benefit plans, net of $5,039, $3,299, and $1,756 of deferred income taxes in 2014, 2013, and 2012, respectively	(7,915)	5,180	2,758
Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	(61,478)	30,121	21,671
Comprehensive Income Attributable to Noncontrolling Interests	1,468	2,061	1,941
Comprehensive Income (Loss)	$(60,010)	$32,182	$23,612
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(52,166)	$26,739	$20,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	76,459	72,944	63,258
Impairment and other charges	87,853	—	—
Gain on sale of intangible assets	—	(4,442)	—
Deferred income taxes	(33,359)	16,968	16,147
Equity-based compensation	2,969	5,553	6,029
Amortization of loan origination costs and debt discount	2,477	2,814	3,284
Write off unamortized debt issuance costs	895	—	6,816
Loss on interest swap derivatives	229	656	—
Retirement benefits and other	848	1,690	3,642
Changes in operating assets and liabilities
Accounts receivable	(5,927)	13,561	(15,009)
Inventories and supplies	5,665	(14,381)	(2,011)
Other current assets	(7,097)	(1,577)	(3,464)
Income taxes	(1,706)	—	(1,668)
Accounts payable	(444)	10,232	3,660
Other current liabilities	10,793	(4,147)	12,189
Retirement benefit contributions and distributions	1,999	(206)	(4,184)
Net cash provided by operating activities	89,488	126,404	109,017
Cash flows from investing activities
Purchases of property, plant and equipment	(107,000)	(80,708)	(71,760)
Restricted cash pledged for letter of credit	—	(2,167)	—
Proceeds from sale of intangible assets	—	4,644	—
Other, net	586	(2,613)	127
Net cash used in investing activities	(106,414)	(80,844)	(71,633)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	187,655	—	495,000
Debt issuance and refinancing costs	(3,551)	—	(7,464)
Repayments on senior secured term loans	(153,477)	(5,000)	(462,087)
Cash dividends paid on common stock	(27,235)	(27,054)	(44,526)
Capital distributions to noncontrolling interests	(798)	(1,561)	(1,481)
Other, net	(563)	299	(579)
Net cash provided by (used in) financing activities	2,031	(33,316)	(21,137)
Increase (decrease) in cash	(14,895)	12,244	16,247
Cash, beginning of period	88,441	76,197	59,950
Cash, end of period	$73,546	$88,441	$76,197
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,195	108	$212	$65,591	$(8,228)	$3,982	$(9,973)	$51,584	$(450)	$51,134
Equity-based compensation *	67	(107)		(2,741)	8,225			5,484		5,484
Cash dividends declared				(13,255)		(22,369)		(35,624)		(35,624)
Capital distribution to noncontrolling interests									(1,481)	(1,481)
Net income attributable to NTELOS Holdings Corp.						18,387		18,387		18,387
Amortization of unrealized loss from defined benefit plans, net of $335 of deferred income taxes							526	526		526
Recognized loss from defined benefit plans, net of $1,756 of deferred income taxes							2,758	2,758		2,758
Comprehensive income attributable to noncontrolling interests									1,941	1,941
Spin-off of Lumos Networks				1,410				1,410		1,410
Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535
Equity-based compensation *	257	8	2	5,054	(144)			4,912		4,912
Cash dividends declared				(11,597)		(24,678)		(36,275)		(36,275)
Capital distribution to noncontrolling interests									(1,561)	(1,561)
Net income attributable to NTELOS Holdings Corp.						24,678		24,678		24,678
Unrecognized gain from defined benefit plans, net of $3,299 of deferred taxes							5,180	5,180		5,180
Amortization of unrealized loss from defined benefit plans, net of $167 of deferred income taxes							263	263		263
Comprehensive income attributable to noncontrolling interests									2,061	2,061
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793
Equity-based compensation *	97	9		2,417	(138)			2,279		2,279
Cash dividends declared				(18,216)		—		(18,216)		(18,216)
Capital distribution to noncontrolling interests								—	(798)	(798)
Net loss attributable to NTELOS Holdings Corp.						(53,634)		(53,634)		(53,634)
Unrecognized loss from defined benefit plans, net of $5,039 of deferred taxes							(7,915)	(7,915)		(7,915)
Amortization of unrealized loss from defined benefit plans, net of $45 of deferred income taxes							71	71		71
Comprehensive income attributable to noncontrolling interests								—	1,468	1,468
Balance, December 31, 2014	21,616	18	$214	$28,663	$(285)	$(53,634)	$(9,090)	$(34,132)	$1,180	$(32,952)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Notes to Consolidated Financial Statements
Note 1. Description of Business
NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or "SNA." See Note 15 for additional information regarding this arrangement. The Company does not have any independent operations.
Holdings Corp. was formed in January 2005 for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its stockholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. By May 2005, the Company had acquired all of NTELOS Inc.’s common shares, warrants and vested options. During the first quarter of 2006, Holdings Corp. completed an initial public offering of its common stock. Quadrangle Capital Partners LLP and certain of its affiliates (“Quadrangle”), a founding member of Holdings Corp., owns approximately 20% of the Company’s common shares as of December 31, 2014.
On December 1, 2014, we entered into an agreement to sell our wireless spectrum licenses in our eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) valued at approximately $56.0 million. The agreement is subject to customary closing conditions, including final regulatory approval by the FCC. We plan to operate and generate cash from our Eastern Markets until the later of November 15, 2015 or 90 days after the transfer of the spectrum. In conjunction with the agreement to sell, the Company has taken an impairment charge for wireless spectrum and fixed assets, and has incurred restructuring charges.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. Effective September 30, 2014, the Company changed the classification of certain costs related to equipment incentives to retain existing customers from customer operations to cost of sales and services to better align our presentation with other wireless carriers. The reclassification resulted in an increase of $32.7 million and $28.4 million in cost of sales and services and a corresponding decrease in customer operations expenses for the years ended December 31, 2013 and 2012, respectively. Additionally, certain information technology costs attributable to supporting billing and internal network and communication services were changed from cost of sales and services to customer operations and corporate operations also to align our presentation with other wireless carriers. The reclassification resulted in a decrease of $12.8 million and $11.4 million in cost of sales and services for the years ended December 31, 2013 and 2012, respectively, and an increase in customer operations expenses of $2.3 million and $2.1 million and an increase in corporate operations expenses of $10.5 million and $9.3 million for the years ended December 31, 2013 and 2012, respectively. Previously reported net income has not been affected by these reclassifications.

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
On August 15, 2014, the Company launched its Equipment Installment Plan ("EIP"), which offers customers the option to pay for their devices over 24 months with no service contract. Additionally, after a specified period of time, customers have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect the EIP option, the Company recognizes revenue at the point of sale for the full retail price of the device, net of the estimated fair value of imputed interest and the estimated loss on trade-in. See Note 5 for additional information regarding EIP.
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
Allowance for Doubtful Accounts
The Company sells its PCS services to individuals and commercial end-users and to other communication carriers. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations.
Changes in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 are summarized in the table below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of year	$6,541	$4,811	$15,666
Charged to operating expenses (1)	15,172	15,511	9,453
Deductions (2)	(13,040)	(13,781)	(20,308)
Balance at end of year	$8,673	$6,541	$4,811

(1)	Reflects provision for doubtful accounts, recorded in customer operations expense.

(2)	Reflects uncollectible accounts written off against the allowance, net of recoveries and credits issued to customers.

Accrued Expenses and Other Current Liabilities

	Year Ended December 31,
(In thousands)	2014	2013
Accrued interest	$85	$4,584
Accrued payroll	6,545	5,842
Accrued taxes	5,383	4,949
Other	15,140	10,969
Total	$27,153	$26,344
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
Long-Lived Asset Recovery
Long-lived assets comprise property, plant and equipment, intangible assets (including goodwill, radio spectrum licenses, customer relationships and trademarks) and long-term deferred charges. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.
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
Before employing detailed impairment testing, the Company first evaluates the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that goodwill is impaired, we apply detailed testing methodologies. Otherwise, we conclude that no impairment exists. For detailed testing, the Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes an analysis which allocates enterprise value to the reporting units.

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
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the Company's fiscal year beginning January 1, 2015 and will be applied to relevant future transactions.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a framework that replaces the existing revenue recognition guidance and is intended to improve the financial reporting requirements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption being prohibited. The impact of application of this ASU on the Company's financial statements has not been determined.
Note 3. Supplemental Financial Information
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at December 31, 2014 and 2013 was $28.5 million and $36.5 million, respectively. The remaining $45.0 million and $51.9 million of cash at December 31, 2014 and 2013, respectively, was held in non-interest bearing deposit accounts.
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
The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Asset retirement obligations, beginning	$22,628	$16,767
Net increases due to changes in, and timing of estimated future cash flows	3,644	5,181
Accretion of asset retirement obligations	1,288	680
Asset retirement obligations, ending	$27,560	$22,628
The Company revised cost estimates used to determine the fair value of its asset retirement obligations resulting in an increase in the liability and related assets of $3.5 million and $5.0 million at December 31, 2014 and 2013, respectively.
Sale of Intangible Assets
During the twelve months ended December 31, 2013, the Company completed the sale of certain intangible assets for approximately $4.6 million. This amount, less fees and expenses of sale, is recorded as a gain of $4.4 million during for the twelve months ended December 31, 2013.
Advertising Costs
The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expense in the consolidated statements of operations). Advertising costs for the years ended December 31, 2014, 2013 and 2012 were $19.4 million, $19.2 million and $17.7 million, respectively.

Note 4. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash payments for:
Interest (net of amounts capitalized)	$34,891	$22,693	$19,870
Income taxes	3,601	4,087	1,761
Cash received from income tax refunds	1,434	3,704	56
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	8,509	8,272	6,127
Borrowings under capital leases	562	380	638
Dividends declared not paid	—	9,221	—
The amount of interest capitalized was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 5. Equipment Installment Plan Receivables
Certain subscribers have the option to pay for their devices in installments over a 24-month period. The carrying value of installment receivables approximates fair value, net of the deferred interest and estimated losses at time of trade-in. At the time of sale, we impute the interest on the installment receivable and record it as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts receivable, net" and long-term installment receivables are recorded in "Deferred Charges and Other assets" in the consolidated balance sheets.

The following table summarizes the EIP receivables for the year ended December 31, 2014:

(In thousands)	December 31, 2014
EIP receivables, gross	$16,109
Deferred interest	(807)
EIP receivables, net of deferred interest	15,302
Allowance for trade-in losses	(2,450)
EIP receivables, net	$12,852

Classified on the consolidated balance sheet as:
Accounts receivable, net	$5,551
Deferred Charges and Other assets	8,108
Advanced billings and customer deposits	(807)
EIP receivables, net	$12,852

Note 6. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	December 31, 2014	December 31, 2013
Land and buildings	$30,772	$34,223
Network plant and equipment	445,940	471,032
Furniture, fixtures and other equipment	91,512	103,181
	568,224	608,436
Under construction	18,213	6,430
	586,437	614,866
Less: accumulated depreciation	296,490	295,490
Property, plant and equipment, net	$289,947	$319,376
During the quarter ended March 31, 2014, the Company revised the estimated useful lives of certain assets in order to better match our depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods. The new estimated useful lives were established based on historical service periods and external benchmark data of these assets. The increase in depreciation expense resulting from this change for the three and twelve months ended December 31, 2014 was approximately $0.3 million and $1.3 million, respectively.
During the fourth quarter of fiscal year 2014, as a result of the agreement to sell the wireless spectrum and wind down of its operations in the Eastern Markets, the Company concluded that a triggering event had occurred and assessed the recoverability of its long-lived assets. The Company first assessed the ability to redeploy Eastern Markets property, plant and equipment. For the property, plant and equipment that was deemed not to be redeployable, the Company used market quotes and recorded an impairment charge of $57.0 million during the fourth quarter of 2014. In addition, the Company wrote off abandoned construction in progress and certain other assets of $1.9 million which is included in Impairment and other charges in the Consolidated Statement of Operations.
During the fourth quarter, in conjunction with the plan to sell, and subsequently lease back, most of the Company owned towers in 2015, the Company concluded that a triggering event had occurred and assessed the recoverability of these towers. Since the market value exceeded the carrying value, no impairment charge was incurred. The carrying value of these towers, approximately $6.4 million, was reclassified to Assets Held for Sale in the Company’s Consolidated Balance Sheets. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.

Note 7. Intangible Assets
Intangible Assets not Subject to Amortization
Goodwill and radio spectrum licenses are not considered amortizable intangible assets. The Company allocates all its goodwill to the markets in western Virginia and West Virginia. The Company tested its goodwill as of October 1, 2014 and on December 31, 2014 and concluded no impairment exists as of those dates.
In conjunction with the agreement to sell the Company's wireless spectrum licenses in the Eastern Markets (see Note 6), the Company calculated the fair value to be $57.9 million, the sales price plus the implied value of the non-cash spectrum leaseback. Accordingly, an impairment charge of $29.0 million was recorded during the fourth quarter of 2014. In addition, the Company transferred these intangible assets to assets held for sale in the Company’s Balance Sheet.
At December 31, 2014 and 2013, goodwill and radio spectrum licenses were comprised of the following:

	December 31, 2014		December 31, 2013
(In thousands)	Goodwill	Radio Spectrum Licenses	Goodwill	Radio Spectrum Licenses
Balance at beginning of the period	$63,700	$131,834	$63,700	$132,033
Impairment loss in the period	—	(28,990)	—	—
Transferred to assets held for sale	—	(57,911)	—	—
Disposals	—	—	—	(199)
Total	$63,700	$44,933	$63,700	$131,834
Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At December 31, 2014 and 2013, customer relationships and trademarks were comprised of the following:

		December 31, 2014			December 31, 2013
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationship	17.5 years	$36,900	$(34,305)	$2,595	$36,900	$(32,871)	$4,029
Trademarks	15 years	7,000	(4,511)	2,489	7,000	(4,044)	2,956
Total		$43,900	$(38,816)	$5,084	$43,900	$(36,915)	$6,985
The Company amortizes its amortizable intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.
The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. Amortization expense was $1.9 million, $3.0 million, $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2015	$324	$467	$791
2016	324	467	791
2017	324	467	791
2018	324	467	791
2019	324	467	791
Thereafter	975	154	1,129
	$2,595	$2,489	$5,084

Note 8. Long-Term Debt
As of December 31, 2014 and December 31, 2013, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013
Senior secured term loans, net of unamortized debt discount	$524,504	$489,441
Capital lease obligations	904	925
	525,408	490,366
Less: current portion of long-term debt	5,816	5,410
Long-term debt	$519,592	$484,956
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
The Amended and Restated Credit Agreement provides for a new Term Loan B in the aggregate amount of $533.8 million.The Term Loan B matures in November 2019, with quarterly payments of approximately $1.4 million beginning March 31, 2014 and continuing through September 30, 2019, and the remainder due on November 9, 2019.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2014, there were no commitments associated with the Incremental Commitments.
The Amended and Restated Credit Agreement provided that the Term Loan A be issued at a 1.0% discount ($1.5 million) and bear interest at a rate equal to either 3.5% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 2.5% above the Base Rate (as defined in the Amended and Restated Credit Agreement), and the Term Loan B be issued at a 1.0% discount ($3.5 million) and bear interest at a rate equal to either 4.75% above the Eurodollar Rate or 3.75% above the Base Rate. The refinancing provided that the refinanced amount plus the additional borrowing of $40 million be issued at a 0.25% discount ($0.5 million) and bear interest at a rate equal to either 4.75% above the Eurodollar Rate or 3.75% above the Base Rate. The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.0% per annum and the Base Rate shall never be less than 2.0% per annum.
All loans outstanding under the Amended and Restated Credit Agreement are secured by a first priority pledge of substantially all property and assets of Ntelos Inc. and all material subsidiaries, as guarantors. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants which, among other things, restrict the ability of NTELOS Inc. and its guarantors to incur additional debt, grant liens, make investments, sell assets and make Restricted Payments (as defined in the Amended and Restated Credit Agreement, which include paying dividends).
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
In addition, the Restricted Payment basket increases by the positive amount, if any, of 50% (or, if the Leverage Ratio as of the most recently ended twelve month period, was less than 2.75:1.0, 75%) of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), for the most recently ended fiscal quarter in excess of $10.0 million. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than to 4.25:1.00. In addition, this Restricted Payments basket increases by the amount of any mandatory prepayments on the Term Loans to the extent the lenders decline to receive such prepayment. There was no Excess Cash Flow for the quarter ended December 31, 2014. The balance of the Restricted Payments basket as of December 31, 2014 was $60.1 million.
Under the Amended and Restated Credit Agreement, mandatory debt prepayments of 50% of Excess Cash Flow for the most recently ended fiscal year (beginning with the fiscal year ending December 31, 2013) must be made by the 90th day of the following year, if the Leverage Ratio is above 4.50:1.00. Mandatory debt prepayments of 25% of Excess Cash Flow for a fiscal year must be made by the 90th day of the following year, if the Leverage Ratio is equal to or less than 4.50:1.00 but above 3.75:1.00. If NTELOS Inc.’s Leverage Ratio is equal to or less than 3.75:1.00 for a fiscal year, NTELOS Inc. is not required to make an Excess Cash Flow mandatory debt prepayment for that fiscal year. At December 31, 2014, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 4.31:1.00.
In connection with the refinancing, the Company incurred approximately $3.8 million in creditor and third party fees, of which $3.7 million was deferred and is being amortized to interest expense over the life of the debt using the effective interest method. The Company also deferred $0.5 million in debt discounts related to the new Term Loan B borrowings, which are being accreted to the Term Loan B using the effective interest method over the life of the debt and are reflected in interest expense. Additionally, the Company wrote off a proportionate amount of the unamortized deferred fees and debt discount from the Amended and Restated Credit Agreement totaling $0.5 million and $0.2 million, respectively, which are reflected in other expenses in the consolidated statements of operations. Accretion of these discounts for each of the years ended December 31, 2014 and 2013 was $0.7 million and $0.9 million, respectively.
The aggregate maturities of long-term debt outstanding at December 31, 2014, excluding capital lease obligations, based on the contractual terms of the instruments are as follows:

(In thousands)	Term Loan
2015	$5,405
2016	5,405
2017	5,405
2018	5,405
2019	506,725
Total	$528,345
The Company’s blended average interest rate on its long-term debt was approximately 6.3% and 6.1% for the years ended December 31, 2014 and 2013, respectively.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At December 31, 2014, the carrying value and accumulated depreciation of these assets was $2.6 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.9 million. As of December 31, 2014, the principal portion of these capital lease obligations is due as follows: $0.4 million in 2015, $0.3 million in 2016, $0.1 million in 2017 and 2018 and less than $0.1 million in 2019.

Note 9. Restructuring Charges
In December 2014, the Company announced its intention to sell its wireless spectrum and wind down its operations in the Eastern Markets, and to reduce related corporate operating expenses during fiscal year 2015. In conjunction, as of December 31, 2014 , restructuring liabilities have been established for employee separations, lease abandonments, operating lease terminations, and other related costs, which are recorded in current liabilities in the Consolidated Balance Sheet. A summary of the restructuring liabilities is presented below:

(In thousands)	Employee Separation	Contract Terminations	Other	Total
Expected period of Recognition	2014-2015	2014-2015	2014-2015
Projected Range at Completion	$2,000 - $4,000	$40,000 - $45,000	$8,000 - $11,000	$50,000 - $60,000
Balance as of December 31, 2013	$—	$—	$—	$—
Charges	1,580	990	1,093	3,663
Utilization	(84)	(111)	(68)	(263)
Balances as of December 31, 2014	$1,496	$879	$1,025	$3,400

Employee separation costs for certain Eastern Market and corporate employees of $1.6 million consist of severance to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2015. Contract termination costs of $1.0 million include lease abandonment costs for retail stores in our Eastern Markets and other termination costs for contractual obligations for network services. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. Contract termination costs are expected to be paid through 2019 absent any settlements with vendors. Other costs of $1.1 million include legal and advisory fees. These amounts are expected to be paid during 2015.
Note 10. Financial Instruments
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
Long-Term Investments
At December 31, 2014 and 2013, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in Other Expense. The Company recorded losses of $0.2 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively and an immaterial loss on the previous interest rate cap for the year ended December 31, 2012.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2014 and 2013.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
December 31, 2014
Nonderivatives:
Financial assets:
Cash	$73,546		$73,546	$73,546
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,522	N/A
Financial liabilities:
Term Loans	528,345		525,504	459,660
Capital lease obligations	904		904	904
Derivative related to debt:
Interest rate cap asset	350,000	*	—	—
December 31, 2013
Nonderivatives:
Financial assets:
Cash	$88,441		$88,441	$88,441
Restricted cash	2,167		2,167	2,167
Long-term investments for which it is not practicable to estimate fair value	N/A		1,499	N/A
Financial liabilities:
Term loans	493,750		489,441	495,848
Capital lease obligations	925		925	925
Derivative related to debt:
Interest rate cap asset	350,000		229	229

*	Notional amount
The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at December 31, 2014 and December 31, 2013, respectively. The fair value of the derivative instrument was based on a quoted market price at December 31, 2014 and December 31, 2013, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in ASC 820, Fair Value Measurements and Disclosures.

Note 11. Equity and Earnings Per Share
On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during fiscal years 2012 through 2014 under the authorization. Additionally, during the fiscal years 2014 and 2013, the Company repurchased $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	2014	2013	2012
Numerator:
Net income (loss) applicable to common shares for earnings per share computation	$(53,634)	$24,678	$18,387
Denominator:
Total shares outstanding	21,616	21,510	21,261
Less: unvested shares	(463)	(443)	(332)
Less: effect of calculating weighted average shares	(42)	(41)	(40)
Denominator for basic earnings per common share – weighted average shares outstanding	21,111	21,026	20,889
Plus: weighted average unvested shares	—	422	322
Plus: common stock equivalents of stock options	—	285	126
Plus: performance stock units	—	93	—
Denominator for diluted earnings per common share – weighted average shares outstanding	21,111	21,826	21,337

In accordance with ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the years ended December 31, 2014 and 2013, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.
For the years ended December 31, 2014, 2013 and 2012, the denominator for diluted earnings per common share excludes approximately 1.6 million shares, 1.8 million shares and 1.8 million shares, respectively, related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

Note 12. Stock Plans
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
During the year ended December 31, 2014, the Company issued 347,023 stock options under the Employee Equity Incentive Plans and 27,170 stock options under the Non-Employee Director Equity Plan. During the year ended December 31, 2013, the Company issued 751,089 stock options under the Employee Equity Incentive Plans and 43,000 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans generally vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the year ended December 31, 2014, the Company issued 132,401 shares of restricted stock under the Employee Equity Incentive Plans and 11,338 shares of restricted stock under the Non-Employee Director Equity Plan. During the year ended December 31, 2013, the Company issued 153,372 shares of restricted stock under the Employee Equity Incentive Plans and 14,455 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the year ended December 31, 2014, the Company granted 83,151 performance stock units ("PSUs") under the Employee Equity Incentive Plans to certain key employees. During the year ended December 31, 2013, the Company granted 110,327 performance stock units ("PSUs") under the Employee Equity Incentive Plans to certain key employees. The PSUs cliff vest on the third anniversary of the grant date and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date.
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
The Company accounts for share-based employee compensation plans under ASC 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid in capital on the consolidated balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.
The fair value of each common stock option award granted in 2014, 2013 and 2012 was estimated on the respective grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company uses its post-February 2006 initial public offering volatility to estimate volatility assumptions for each year. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience. The expected dividend yield is estimated based on the Company’s historical and expected dividend yields at the date of the grant.

	2014	2013	2012
Risk-free interest rate	2.4%	1.3% to 1.5%	1.0% to 1.7%
Expected volatility	39.2% to 39.4%	39.3% to 39.6%	37.9% to 39.4%
Weighted-average expected volatility	39.4%	39.4%	38.5%
Expected dividend yield	8.5% to 12.9%	12.9% to 14.2%	7.2% to 11.6%
Weighted-average expected dividend yield	12.6%	13.5%	7.7%
Expected term	7 years	7 years	7 years
Total equity-based compensation expense related to all of the Company’s share-based equity awards for the years ended December 31, 2014, 2013 and 2012 and the Company’s 401(k) matching contributions was allocated as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cost of sales and services	$593	$634	$1,199
Customer operations	918	1,067	1,072
Corporate operations	1,458	3,852	3,758
Equity-based compensation expense	$2,969	$5,553	$6,029
Future charges for equity-based compensation related to instruments outstanding at December 31, 2014 are estimated to be $1.3 million for 2015, $0.7 million for 2016 and less than $0.1 million for 2017 and 2018.

The summary of the activity and status of the Company’s stock option awards for the year ended December 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2014	2,603	$19.45
Granted during the period	374	13.42
Exercised during the period	—	—
Forfeited/expired during the period	(1,394)	18.24
Stock options outstanding at December 31, 2014	1,583	$19.09	4.5	$4
Exercisable at December 31, 2014	576	$17.99	6.0	$4
Total expected to vest at December 31, 2014	1,394	$18.24
The weighted average grant date fair value per share of stock options granted during fiscal years 2014, 2013 and 2012 was $1.02, $0.71 and $3.32, respectively. The total intrinsic value of options exercised during fiscal year 2014 was an immaterial amount, with $0.1 million and $0.1 million, during fiscal years 2013 and 2012, respectively. The total fair value of options that vested during fiscal years 2014, 2013 and 2012 was $1.5 million, $1.6 million and $1.2 million, respectively. As of December 31, 2014, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.
The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2014	325	$17.41
Granted during the period	144	13.35
Vested during the period	(89)	19.93
Forfeited during the period	(135)	15.96
Restricted stock awards outstanding at December 31, 2014	245	$14.93
As of December 31, 2014, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the year ended December 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Fair Value per Share
Performance stock units outstanding at January 1, 2014	110	$12.79
Granted during the period	83	9.50
Vested during the period	(8)	12.83
Forfeited during the period	(86)	11.39
Performance stock units outstanding at December 31, 2014	99	$11.24
At December 31, 2014, there was $0.6 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.5 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares purchased under this plan have been issued from the treasury stock balance. If treasury shares are not available, new common shares have been issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During fiscal years 2014, 2013 and 2012, 4,669 shares, 6,183 shares and 4,601 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for fiscal years 2014, 2013 and 2012 was immaterial.

Note 13. Income Taxes
The components of income tax expense from continuing operations are as follows for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Current tax expense (benefit):
Federal	$—	$589	$(3,390)
State	465	987	(81)
	465	1,576	(3,471)
Deferred tax expense:
Federal	(28,445)	13,437	14,271
State	(4,914)	3,531	1,876
	(33,359)	16,968	16,147
	$(32,894)	$18,544	$12,676
Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Computed tax expense at statutory federal rate of 35%	$(29,771)	$15,849	$11,551
Nondeductible compensation	87	273	206
Noncontrolling interests	(514)	(721)	(679)
State income taxes, net of federal income tax benefit	(2,892)	2,937	1,167
Other	196	206	431
	$(32,894)	$18,544	$12,676

During 2014, 2013 and 2012, the Company recognized a tax (benefit)/expense of approximately $1.0 million, $0.7 million, and $(0.1) million, respectively, in stockholders’ equity associated with the excess tax benefit realized by the Company for stock compensation plans. Deferred tax assets are not recognized for net operating loss carry-forwards resulting from excess benefits related to equity compensation. As of December 31, 2014, deferred tax assets do not include $0.4 million of excess tax benefits that are a component of the Company's net operating loss carry-forwards. During 2014, 2013 and 2012, the Company recognized a tax expense of $5.0 million, $3.5 million and $2.1 million, respectively, in accumulated other comprehensive loss associated with the adjustments to various employee benefit plan liabilities in accordance with ASC 715.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Deferred income tax assets
Retirement benefits other than pension	$1,232	$778
Pension and related plans	7,158	3,685
Net operating loss	46,264	43,347
Accrued expenses	3,554	3,644
Other	5,163	4,002
	63,371	55,456
Deferred income tax liabilities
Property and equipment	45,096	69,897
Intangible assets	1,009	1,567
Licenses	32,116	36,235
	78,221	107,699
	$(14,850)	$(52,243)
We expect to incur a Net Operating Loss ("NOL") in 2014 of approximately $9.2 million primarily resulting from recent changes in allowable bonus depreciation. The Company also has certain Federal prior year unused NOLs, including certain built-in losses that are subject to limitations imposed by the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, the Company expects that $109.7 million of these prior year NOLs will be available to the Company as follows: $24.3 million in 2015 (with $15.4 million total anticipated carryover from 2013 and 2014), $8.9 million per year in 2016 through 2024, $4.9 million in 2025 and $0.4 million in 2026. The Company also has certain state NOLs that will be available to the Company substantially similar to the Federal NOLs. The Company believes that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. The Company did not have any UTBs as of December 31, 2014 and 2013.
While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2011-2014 and 2010-2014, respectively.

Note 14. Pension Plans and Other Postretirement Benefits
The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2014 and 2013, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations, beginning of period	$27,774	$32,176	$1,980	$2,045
Service cost	—	—	40	54
Interest cost	1,375	1,325	98	84
Actuarial (gain) loss	10,135	(5,116)	805	(187)
Benefits paid, net	(1,002)	(389)	(26)	(16)
Benefit obligations transferred	—	(222)	214	—
Benefit obligations, end of period	$38,282	$27,774	$3,111	$1,980
Change in plan assets:
Fair value of plan assets, beginning of period	$24,610	$20,837	$—	$—
Actual return on plan assets	1,148	4,255	—	—
Employer contributions	—	32	102	16
Benefits paid	(1,040)	(425)	(102)	(16)
Plan assets transferred	—	(89)	—	—
Fair value of plan assets, end of period	$24,718	$24,610	$—	$—
Funded status:
Total liability at December 31,	$(13,564)	$(3,164)	$(3,111)	$(1,980)
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
The accumulated benefit obligation for the defined benefit pension plan at December 31, 2014 and 2013 was $38.3 million and $27.8 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. As of December 31, 2012, the Company froze future benefit accruals, resulting in a $7.5 million reduction in the Company’s projected benefit obligations due to the curtailment. Accordingly, the accumulated benefit obligation is equal to the projected benefit obligation.
The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2014, 2013 and 2012:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$—	$—	$1,838	$40	$54	$41
Interest cost	1,375	1,325	1,489	122	78	88
Recognized net actuarial loss	—	131	734	102	16	28
Expected return on plan assets	(1,886)	(1,595)	(1,293)	—	—	—
Net periodic benefit cost	$(511)	$(139)	$2,768	$264	$148	$157

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.
Unrecognized actuarial (gains)/losses in 2014 were $10.9 million and $(0.8) million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial (gain)/loss recorded in accumulated other comprehensive loss at December 31, 2014 related to these respective plans was $6.0 million, net of a $(3.8) million deferred tax asset, and $(0.3) million, net of a $0.2 million deferred tax liability.
The total amount reclassified out of accumulated other comprehensive loss related to actuarial losses from the defined benefit plans was $0.1 million, $0.3 million, and $0.5 million for the three years ended December 31, 2014, 2013, and 2012, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the consolidated statement of operations for the respective periods.
The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2014 and 2013 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2014	2013	2014	2013
Discount rate	4.00%	5.00%	4.10%	5.00%
The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.15%	4.45%	5.00%	4.15%	4.45%
Expected return on plan assets	7.25%	7.75%	7.75%	—	—	—
Rate of compensation increase	—	—	3.00%	—	—	—
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
In 2014, the Company adopted updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States. Additionally, the Company updated the discount rate as discussed above. Mortality and discount rate changes increased the benefit obligations approximately $2.4 million and $7.1 million, respectively, as of December 31, 2014.
For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015 for the obligation as of December 31, 2014. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a $0.1 million increase and a $0.7 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and a $0.5 million decrease, respectively, for a 1% decrease in medical trend rate.
In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third-party pension plan administrator, including its review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2014 as well as considered input from its third-party pension plan asset managers.

The weighted average actual asset allocations by asset category as of December 31, 2014 and the fair value by asset category as of December 31, 2014 and 2013 were as follows:

	Actual Allocation as of	Fair Value as of December 31,
Asset Category (dollars in thousands)	December 31, 2014	2014	2013
Large Cap Value	17%	$4,082	$8,097
Large Cap Blend	10%	2,347	4,022
Large Growth	16%	4,061	—
Mid Cap Blend	9%	2,246	1,500
Small Cap Blend	5%	1,348	1,005
Foreign Stock – Large Cap	19%	4,778	1,706
Bond	20%	4,849	7,548
Cash and cash equivalents	4%	1,008	732
Total	100%	$24,719	$24,610
The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	76%	66%
Bond securities and cash equivalents	24%	34%
Total	100%	100%
It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“Level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2014 and 2013. The maximum holdings of any one asset within these funds is under 4.5% of this fund and thus is well under 1% of the total portfolio. At December 31, 2014, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.
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
The Company does not expect to contribute to the pension plan in 2015. The Company expects the net periodic benefit cost for the defined benefit pension plan in 2015 to be $0.3 million and expects the periodic benefit cost for the other postretirement benefit plans in 2015 to be $0.3 million.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2015	$608	$74
2016	655	74
2017	707	85
2018	768	76
2019	819	80
Aggregate of next five years	5,892	619
Other Benefit Plans
The Company also sponsors a supplemental executive retirement plan. This nonqualified plan, which has no plan assets, was closed to new participants in 2003. The projected benefit obligation of this nonqualified plan was $8.3 million and $7.3 million at December 31, 2014 and 2013, respectively. The total expense recognized related to this plan was $0.4 million for the years ended December 31, 2014, 2013 and 2012.
The Company recognized $0.1 million of expense from previously unrecognized loss related to the supplemental executive retirement plan for each of the years ended December 31, 2014, 2013 and 2012. Unrecognized actuarial (gain) loss was $1.2 million and $(0.6) million in 2014 and 2013, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive loss at December 31, 2014 and 2013 related to this plan was $2.3 million, net of a $1.5 million deferred tax asset, and $1.7 million, net of a $1.0 million deferred tax asset, respectively. The total expense to be recognized in 2015 for the nonqualified pension plan is approximately $0.4 million and the estimated payments are expected to be approximately $0.5 million.
Estimated future benefit payments are expected to be paid in the years indicated: $0.5 million annually for each of the years 2015 through 2019 and $2.5 million in aggregate for the years 2020 through 2024.
The Company also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s matching contributions to this plan were $1.2 million for the year ended December 31, 2014 and $1.1 million for the years ended December 31, 2013 and 2012. The Company’s policy is to make matching contributions in shares of the Company’s common stock. All of the matching contributions for 2014, 2013 and 2012 represented equity contributions.
Note 15. Strategic Network Alliance
The Company provides PCS services and has contracted to provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the SNA with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, the Company is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 30.5%, 34.1% and 35.8% of its revenue from the SNA for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues under the SNA have an effective minimum amount of $9.3 million per month subject to annual adjustments.

In September 2013 the Company reached a settlement with Sprint over the disputes related to the SNA. The settlement resolved the open disputes under the SNA, including the data rate reset dispute that began in the fourth quarter 2011 and the unrelated historical billing disputes that were asserted by Sprint in the third quarter 2012. In connection with the settlement, the Company recognized an additional $9.6 million in Operating Income, consisting of a $9.0 million increase in revenue (primarily related to a reversal of the previously disclosed accrual) and a $0.6 million decrease in cost of sales and services, for the year ended December 31, 2013.
Note 16. Commitments and Contingencies
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
Rent expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 was $37.0 million, $35.8 million and $33.2 million, respectively. The following table summarizes the Company’s contractual commitments for future minimum lease payments under non-cancelable operating leases, and commercial commitments for network capital expenditures, handset equipment and other materials to support its operations, at December 31, 2014:

	Operating	Purchase
(In thousands)	Leases	Commitments	Total
2015	$37,941	$127,132	$165,073
2016	37,379	960	38,339
2017	36,385	—	36,385
2018	35,387	—	35,387
2019	33,972	—	33,972
Thereafter	121,754	—	121,754
	$302,818	$128,092	$430,910

The Company has assigned certain leases with lease terms expiring on various dates through 2029 to various third parties. Although the Company is not a guarantor under these leases, it remains secondarily liable for the lease payments for which it was responsible as the original lessee. The maximum potential liability for future rental payments the Company could be required to make under these leases at December 31, 2014 was $1.7 million. The Company does not believe it is probable that it would be required to make any lease payments resulting from its secondary liability for these leases therefore, no liability has been recorded.
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

Note 17. Subsequent Event
In January 20, 2015, the Company entered into a definitive agreement to sell up to 103 towers for approximately $41.0 million. The agreement provides that the Company will enter into long term lease agreements on the sold towers that are located in western Virginia and West Virginia. The transaction is expected to close in multiple installments during calendar year 2015, the first of which occurred on February 17, 2015 and consisted of 85 towers with proceeds to the Company of approximately $35.0 million. The inclusion of towers in any closing is subject to final due diligence and other customary closing conditions.

QUARTERLY FINANCIAL SUMMARY
(Unaudited)

	Fiscal Year 2014
	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$122,082	$117,795	$119,638	$128,319
Operating Income (Loss)	11,863	9,904	10,323	(83,340)
Income (Loss) from Continuing Operations (1)	1,722	857	1,156	(55,901)
Net Income (Loss) Attributable to NTELOS Holdings Corp. (1)	1,286	484	804	(56,208)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic	$0.06	$0.02	$0.04	$(2.66)
Diluted	0.06	0.02	0.04	(2.66)
	Fiscal Year 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$119,345	$119,859	$130,912	$121,766
Operating Income	17,496	23,554	27,422	7,364
Income (Loss) from Continuing Operations (2)	6,022	9,927	11,171	(381)
Net Income (Loss) Attributable to NTELOS Holdings Corp. (2)	5,493	9,386	10,583	(784)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic	$0.26	$0.45	$0.50	$(0.04)
Diluted	0.25	0.43	0.48	(0.04)

(1)
Results for the fourth quarter of fiscal year 2014 include increased equipment revenue from EIP and the impairment and restructuring costs associated with the sale of the spectrum and the wind down of our operations in our Eastern Markets.

(2)
Results for the fourth quarter of fiscal year 2013 included increased equipment cost of approximately $8.0 million for new sales activations and upgrades for existing customers due to seasonality and the launch of the new iPhones combined with the nControl rate plans during the fourth quarter.

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
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NTELOS Holdings Corp.:
We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 26, 2015

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.
The Company has adopted a Code of Business Conduct and Ethics pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Business Conduct and Ethics is publicly available on our Company website at http://ir.ntelos.com/governance-docs. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

10.8(7)++
Amended and Restated Resale Agreement, dated as of May 1, 2014, by and among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and its Designated Affiliates.

10.9(8)+	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.
10.10(9)+	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.
10.11(9)+	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.
10.12(10)+	Form of Stock Option Grant Award Agreement.
10.13(11)+	Form of Restricted Stock Award Agreement.
10.14(12)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.
10.15(12)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for Conrad J. Hunter.
10.16(12)+	Form of Separation Incentive Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.
10.17(13)+	Form of Executive Stock Option Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.18(13)+	Form of Executive Restricted Stock Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.19(14)+	Form of Stock Option Grant Award Agreement.
10.20(14)+	Form of Restricted Stock Award Grant Agreement
10.21(14)+	Form of Performance Stock Unit Grant Agreement
10.22(12)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde.
10.23(15)+	Letter Agreement between NTELOS Holdings Corp. and James A. Hyde, dated July 28, 2014.
10.24(12)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.
10.25(16)+	Agreement, dated March 13, 2014, between NTELOS Holdings Corp. and Conrad J. Hunter.
10.26(17)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Robert L. McAvoy, Jr.
10.27(18)+	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor Jr.
10.28(17)+	Employment Agreement, dated August 17, 2011, between NTELOS Holdings Corp. and Brian J. O’Neil.
10.29(15)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of July 28, 2014.
10.30(19)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of February 1, 2015.
10.31(20)	License Purchase Agreement dated as of December 1, 2014, by and among T-Mobile License LLC, Richmond 20 MHz, LLC and NTELOS Inc.
21.1*	Subsidiaries of Holdings.
23.1*	Consent of KPMG LLP.
31.1*	Certificate of the principal executive officer pursuant to Rule 13a-14(a).
31.2*	Certificate of the principal financial officer pursuant to Rule 13a-14(a).

32.1*	Certificate of the chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contracts and arrangements.
++
Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed May 11, 2011.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005 filed March 28, 2006.
(4)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.
(5)	Filed as Annex A to Definitive Proxy Statement on Schedule 14A filed March 15, 2010
(6)	Filed as an exhibit to Current Report on Form 8-K filed February 6, 2014
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q filed July 29, 2014.
(8)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(9)	Filed as an exhibit to Annual Report on Form 10-K filed February 26, 2010.
(10)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2007.
(11)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.
(12)	Filed as an exhibit to Current Report on Form 8-K filed December 9, 2010.
(13)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2012.
(14)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 8, 2013.
(15)	Filed as an exhibit to Current Report on Form 8-K filed July 31, 2014.
(16)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 7, 2014.
(17)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 1, 2012.
(18)	Filed as an exhibit to Current Report on Form 8-K filed August 1, 2011
(19)	Filed as an exhibit to Current Report on Form 8-K filed February 5, 2015.
(20)	Filed as an exhibit to Current Report on Form 8-K filed December 2, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ Rodney D. Dir
Name:
Title:	President and Chief Executive Officer
Date:	February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rodney D. Dir	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2015
Rodney D. Dir

/s/ Stebbins B. Chandor Jr.	Executive Vice President and Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer)	February 26, 2015
Stebbins B. Chandor Jr.

/s/ John Turtora	Vice President and Controller (principal accounting officer)	February 26, 2015
John Turtora

/s/ Michael Huber	Chairman of the Board and Director	February 26, 2015
Michael Huber

/s/David A. Chorney	Director	February 26, 2015
David A. Chorney

/s/ Stephen C. Duggan	Director	February 26, 2015
Stephen C. Duggan

/s/ Michael Gottdenker	Director	February 26, 2015
Michael Gottdenker

/s/ Daniel J. Heneghan	Director	February 26, 2015
Daniel J. Heneghan

/s/ Ruth Sommers	Director	February 26, 2015
Ruth Sommers

/s/ Ellen O’Connor Vos	Director	February 26, 2015
Ellen O’Connor Vos