Form 10-K/A
period 2014-12-31
NTELOS HOLDINGS CORP.
filed 2015-04-30
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 was $212.2 million (based on the closing price for shares of the registrant's common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

There were 22,196,422 shares of the registrant's common stock outstanding as of the close of business on April 23, 2015.

DOCUMENTS INCORORATED BY REFERENCE
None.

EXPLANATORY NOTE

On February 26, 2015, NTELOS Holdings Corp. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Form 10-K"). This Amendment No. 1 (this "Amendment") amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year. The Company no longer anticipates that its definitive proxy statement involving the election of directors will be filed within 120 days after the end of the Company's fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information that is not required by Part III, Items 10 through 14 of Form 10-K.

We are also amending Part IV, Item 15 of the Original Form 10-K to include exhibits required to be filed with this Amendment. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 26, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

NTELOS HOLDINGS CORP.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The Board of Directors
The following are the directors of the Company who hold office until the 2015 Annual Meeting of Stockholders and such director's successor has been duly elected and qualified or until the earlier of such director's death, resignation or removal in the manner described in our bylaws.
David A. Chorney, age 38, has been a director since July 2013. Mr. Chorney has been a Vice President of Quadrangle Group LLC since June 2013. Before joining Quadrangle Group LLC, Mr. Chorney was a Vice President at Credit Suisse Group AG in the Technology, Media & Telecom (TMT) group, having joined the investment banking division in New York in 2007. From 2003-2007, he practiced as a corporate attorney at Paul, Weiss, Rifkind, Wharton & Garrison LLP as a member of the firm's Mergers & Acquisitions group.
     Mr. Chorney's experience and knowledge of the operations of telecommunications companies, industry trends, financial analysis and accounting, as well as his mergers and acquisitions and capital markets experience, represent key skills that he brings to our Board of Directors.
     Rodney D. Dir, age 57, has been a director since October 2011. Mr. Dir has served as the Company's President and Chief Executive Officer pursuant to a Professional Services Agreement since February 2015. Mr. Dir served as the Company's President and Chief Operating Officer pursuant to a Professional Services Agreement from July 2014 until February 2015. Prior to his appointment, Mr. Dir had been the President and Chief Executive Officer of Spectrum Bridge, Inc., a wireless spectrum management company, from May 2011 to February 2014. From 2007 to 2011, he served as the Chief Operating Officer of Firethorn Holdings, Inc., a privately held provider of mobile banking and mobile commerce services, which was acquired by Qualcomm Incorporated as a wholly owned subsidiary in November 2007. From 2005 to 2007, he served as the Chief Operating Officer of Cincinnati Bell, Inc., a publicly traded company and provider of telecommunication services. Between 1984 and 2005, Mr. Dir served in various positions having increasing levels of responsibility with various telecom companies, including T-Mobile, Powertel and GTE.
     Mr. Dir brings to our Board experience gained from holding senior leadership positions with both publicly traded and privately held companies in the telecommunications industry. His executive experience with the financial and operational aspects of those companies and his deep industry experience is extremely valuable to the Board.
Stephen C. Duggan, age 49, has been a director since November 2012. Mr. Duggan serves as the Vice President & General Manager, Global Business Services of Viacom, Inc., a publicly traded global entertainment company, where he also previously served, from 2012 through February 2013, as a Senior Director, Service Management. From 2010-2011, he was President and then President & Chief Executive Officer, of Athlon Sports Communications, Inc., a privately held multi-platform media and sports marketing company. He also served as a director of Athlon Sports until August 2012. Prior to Athlon, he served as the Chief Executive Officer of Alpha Media Group, Inc. from 2008 to 2009, and served as its Chief Operating Officer and Chief Financial Officer earlier in 2008. From 2003 to 2008, Mr. Duggan was the Chief Operating Officer, Chief Financial Officer and Secretary of Publishing Group of America, Inc., and served as its Senior Vice President and Chief Financial Officer from 1999 to 2003. Mr. Duggan served on the Board of Directors and was the Chairman of the Audit Committee of Questex Media Group, Inc., a privately held global business to business communications company, from 2009 until September 2014.
     Mr. Duggan's operating experience as a chief executive officer in the media sector provides our Board of Directors with valuable perspectives on financial and operational issues in a closely related sector, and his experience as a chief financial officer has given him expertise to serve as the chairman of our Audit Committee and to be one of its financial experts and also provides our Board of Directors additional expertise on financial reporting and corporate finance matters.
Michael Gottdenker, age 50, has been a director since February 2015. Mr. Gottdenker is and has been the Chairman and Chief Executive Officer of Hargray Communications Group since 2007. Mr. Gottdenker also previously served as Chairman and Chief Executive Officer of Access Spectrum, LLC; as President and Chief Executive Officer of Commonwealth Telephone Enterprises, Inc.; in a variety of executive positions at Revlon Consumer Products Corporation; and as an investment banker in the Corporate Finance and Real Estate Finance departments of Salomon Brothers Inc. Mr. Gottdenker was a member of the Board of Directors of Woodmont Holdings Inc. and its Chief Executive Officer in 2007, when that company filed a voluntary petition under provisions of Chapter 7, title II of the United States Code.

     With his years of experience in the telecommunications industry, Mr. Gottdenker brings valuable operating and sales perspective in the telecom industry that is critical to our Board of Directors in understanding and evaluating our business. Mr. Gottdenker serves on the Compensation Committee of the Board.
     Daniel J. Heneghan, age 59, has been a director since February 2006. Mr. Heneghan serves as an advisor to the semiconductor industry. Mr. Heneghan previously held the position of Vice President and Chief Financial Officer of Intersil Corporation, a high-performance analog and mixed-signal integrated circuit company, from its inception in August 1999 until June 2005. From 1980 until 1999, he held various management positions in finance, information technology, purchasing and operations for Harris Corporation, an international communications and information technology company serving government and commercial markets, including the position of Vice President and Controller of Harris Semiconductor Corporation, which he held from 1996 until leaving the company. Mr. Heneghan also serves on the Boards of Directors and Audit Committees of the following publicly traded companies: Pixelworks, Inc., Micrel, Inc., and Freescale Semiconductor, Inc.
     Mr. Heneghan brings to our Board of Directors experience gained from holding senior leadership and board positions with publicly traded companies in the semiconductor industry. His experience as Chief Financial Officer of Intersil Corporation and service on the audit committees of the other public companies has given him financial expertise to serve as one of our Audit Committee financial experts and provides experience that is particularly valuable to his service on the Audit Committee. He has also gained experience in risk management through his past leadership positions, which is essential to both the Audit Committee and the Board of Directors. Mr. Heneghan also serves on the Nominating and Governance Committee.
     Michael Huber, age 46, has been a director since April 2005, and has been Chairman of the Board of Directors since December 2009. Since January 2004, Mr. Huber has served as a Managing Principal of Quadrangle Group LLC, a private investment firm, and since January 2010, Mr. Huber also has served as President of Quadrangle. Mr. Huber serves on the Boards of Directors of Data & Audio-Visual Enterprises Holdings Inc., West Corporation, and Tower Vision Mauritius Limited and as a managing member of Access Spectrum LLC and of Hargray Holdings LLC. Mr. Huber is also a member of the Board of Trustees of Macalester College. Mr. Huber served on the Board of Directors of Lumos Networks Corp. until July 2014.
     Mr. Huber's leadership position with a private investment firm that focuses on the telecommunications industry provides experience that is valuable in understanding and evaluating our business. His experience working with a number of Quadrangle's portfolio companies, including serving on the Boards of Directors and on the Compensation Committees of a number of telecommunications companies and decision making on executive compensation, is especially valuable to our Board of Directors in guiding the direction of our business and the compensation of our executives. He also has extensive experience in mergers and acquisitions and capital markets activities. Mr. Huber's skills and experience have positioned him to bring experience and industry knowledge to his position of Chairman of the Board and as Chairperson of the Compensation Committee.
Ruth Sommers, age 52, has been a director since October 2014. Ms. Sommers has served as the Chief Operating Officer of David Yurman Enterprises LLC, a privately-held American designer jewelry company, since August 2012. From 2009 to 2013, she was the owner and founder of Noi Solutions LLC, a consulting and full-service agent services firm. From 2008 to 2009, she served as Chief Sourcing and Production Officer of American Eagle Outfitters, Inc., a global specialty retailer of clothing, accessories and personal care products.
     Ms. Sommers' retail operational experience and knowledge are key skills that she brings to our Board of Directors. Ms. Sommers is a member of the Compensation Committee.
     Ellen O'Connor Vos, age 59, has been a director since October 2011. Ms. Vos is, and has been since 1989, the Chief Executive Officer of Grey Healthcare Group, a healthcare advertising and communications company and has been its President and Chief Executive Officer since 1994. Previously, she held officer positions with Phase Five Communications, a medical education firm, of which she was also the founder, and with Pfizer Inc. Ms. Vos previously served on the compensation committee of Vogel Farina LLC, a privately held pharmaceutical communications firm, affiliated with Grey Healthcare Group.
     Ms. Vos' extensive executive experience and knowledge in the areas of marketing and communications, particularly digital communications, are some of the key skills that she brings to our Board of Directors. Ms. Vos' executive leadership roles have provided her the experience on governance to serve as the Chairperson of the Nominating and Governance Committee. Ms. Vos' executive experience, including her oversight of financial statement preparation at Grey Healthcare Group, makes her a valuable member of the Audit Committee.
There are no familial relationships among our directors and officers.

The Executive Officers
Our executive officers serve at the discretion of the Board of Directors, and serve until such officer's successor is elected and qualified or until his earlier death, resignation or removal. Our executive officers are: Rodney D. Dir, Stebbins B. Chandor Jr., S. Craig Highland, Robert L. McAvoy Jr. and Brian J. O'Neil. The following sets forth biographical information for our executive officers who are not directors.  Biographical information for Rodney D. Dir, who is also a director, is provided above.
Stebbins B. Chandor Jr., age 55, has been our Executive Vice President since September 2011, and our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since October 2011. Mr. Chandor previously served as Executive Vice President and Chief Financial Officer of iPCS, Inc. ("iPCS"), a publicly traded wireless telecommunications company acquired by Sprint Corporation ("Sprint") in 2009, from March 2004 to December 2009, coinciding with the closing of Sprint's acquisition of iPCS. Previously Mr. Chandor served in other executive management positions with iPCS and with Metro One Telecommunications, Inc. From June 1985 to August 1995, Mr. Chandor served in various corporate finance capacities with BA Securities, Inc., a wholly owned subsidiary of BankAmerica Corporation, and affiliated or predecessor firms.
     S. Craig Highland, age 48, has been our Senior Vice President, Finance and Corporate Development and Assistant Treasurer since November 2011. He served as our Vice President, Tax and Corporate Development from June 2003 until October 2011, Director, Tax Policy and Corporate Development from April 2000 through May 2003 and as Tax Manager from July 1998 to March 2000. Prior to joining us, Mr. Highland served as a Tax and Audit Manager for McGladrey & Pullen, L.L.P. from December 1993 to July 1998 and with Erny & Mason, P.C. from July 1988 to December 1993.
     Robert L. McAvoy Jr., age 48, has been our Executive Vice President and Chief Technology Officer since July 2013. He previously served as our Senior Vice President, Engineering and Operations from August 2008 to July 2013, Vice President, Engineering and Operations from July 2002 to August 2008 and as Vice President, Network Operations from July 2000 to July 2002. Mr. McAvoy served in various management roles with PrimeCo from 1995 until 2000. He previously worked with Bell Atlantic Mobile Systems from 1988 until 1995 in various engineering and operations roles.
     Brian J. O'Neil, age 54, has been our Executive Vice President, General Counsel and Secretary since July 2012. He joined the Company in September 2011 as Senior Vice President, General Counsel and Secretary. Mr. O'Neil previously served as Senior Vice President, General Counsel and Secretary of iPCS from August 2008 until March 2010. Prior to his tenure at iPCS, Mr. O'Neil served in the office of the general counsel at Accenture Ltd (now Accenture plc), a global management consulting, technology services and outsourcing company, from August 2001 to August 2008. From 1994 until 2001, Mr. O'Neil was a partner in the corporate and securities practice at the law firm of Schwartz Cooper Chartered (now Dykema) in Chicago, Illinois, and from 1986 until 1994, he practiced in the corporate finance group at the law firm of Chapman and Cutler LLP in Chicago, Illinois.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and NASDAQ. These persons are also required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for the year ended December 31, 2014.
     Information About our Audit Committee
     The Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Messrs. Duggan (Chairperson), and Heneghan and Ms. Vos. The Board of Directors has determined that Messrs. Duggan (Chairperson), and Heneghan are "audit committee financial experts" under the regulations promulgated by the Securities and Exchange Commission (the "SEC"). The Board of Directors has also determined that each of the directors serving on our Audit Committee is "independent" within the meaning of the applicable rules of the SEC and the NASDAQ Listing Rules and financially literate within the meaning of the NASDAQ Listing Rules.
Code of Business Conduct and Ethics
     We have also adopted a Code of Business Conduct and Ethics for directors, officers and employees. A copy of this code may be found at the following website, http://ir.ntelos.com/governance-docs.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

Item 11.	Executive Compensation.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Named Executive Officers. For purposes of disclosure in this Annual Report on Form 10-K, the "Named Executive Officers" (or "NEOs") for the year ended December 31, 2014 include the following persons:

•	Rodney D. Dir, our President and Chief Operating Officer, as of December 31, 2014;

•	Stebbins B. Chandor Jr., our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary;

•	Brian J. O'Neil, our Executive Vice President, General Counsel and Secretary;

•	Robert L. McAvoy Jr., our Executive Vice President and Chief Technology Officer; and

•	S. Craig Highland, our Senior Vice President, Finance and Corporate Development.
Unless otherwise indicated, references in this Annual Report on Form 10-K to Named Executive Officers or NEOs do not include James A. Hyde, our former President and Chief Executive Officer, who resigned from the Company effective July 27, 2014 or Conrad J. Hunter, our former Executive Vice President and Chief Operating Officer, who resigned from the Company effective March 20, 2014.
General Philosophy
     The objective of our compensation program is to attract, retain and motivate those employees whose judgment, abilities and experience will contribute to our continued success. The program is designed to (1) provide overall competitive pay levels through a mix of base salary, short-term cash incentives and long-term equity compensation and ownership, (2) create proper incentives to align management's cash and equity incentives with the long-term interests of our stockholders, and (3) link compensation to the performance of the Company and the employee. The Compensation Committee of the Board (the "Committee") is responsible for the following:

•	developing, overseeing, and implementing our philosophy with respect to the compensation of executive officers;

•	determining the compensation and benefits of our executive officers;

•	reviewing our compensation and benefit plans to ensure that they meet corporate objectives;

•	selecting compensation consultants and determining the frequency with which they are used; and

•	administering our stock plans and other incentive compensation plans.
Results of 2014 Stockholder Advisory Vote on Executive Compensation
     We held our annual advisory vote on executive compensation at last year's Annual Meeting of Stockholders, and over 97% of the votes cast were in favor of this proposal. The Committee considered this favorable outcome and believes it reflected our stockholders' support of the Committee's decisions and the existing compensation programs for our NEOs. For 2014, the Committee made no material changes in the structure of our NEO compensation programs or compensation philosophy.
     Targeted Overall Compensation
     We entered into a professional services agreement with Mr. Dir that was effective on July 28, 2014 (the "2014 Professional Services Agreement"), pursuant to which he was compensated during 2014, as described below in Professional Service Agreements. Each of our other NEOs has an employment agreement with us, as described below in Employment Agreements.
Pursuant to the 2014 Professional Services Agreement, Mr. Dir received a base level of compensation, as well as a bonus opportunity and equity-based compensation. The bonus component was based on the achievement of corporate and personal objectives set by the Committee, which was evaluated as of January 31, 2015, the end of the term of the 2014 Professional

Services Agreement. The Company and Mr. Dir entered into a new professional services agreement, effective February 1, 2015, as described below. The Committee and the Board will review whether to enter into a subsequent agreement with Mr. Dir prior to the termination of the current agreement.
Pursuant to the employment agreements with our other NEOs, each NEO receives a base salary, which is reviewed annually by the Committee. These NEOs are also eligible to participate in the annual short-term incentive plan (referred to as our 2014 Team Incentive Plan (or "TIP"), discussed below in Annual Short-Term Incentive Compensation) with an annual target equal to a specified percentage of base salary. Each of these NEOs has annual corporate and personal goals and objectives, and his performance is evaluated annually against those goals and objectives to assist in determining his total compensation. Under our compensation structure, the mix of base salary and target short-term incentive compensation varies depending on the employee's level. The Committee also retains the discretion to grant bonuses outside of our TIP. We also have Employee Equity Incentive Plans, discussed below in Long-Term Incentive Compensation, which are used to provide long-term incentives through the issuance of stock options, restricted stock, performance share units ("PSUs"), or other long-term incentives to the NEOs.
In January 2013, the Committee engaged Hay Group, an independent compensation consultant, ("Consultant"), to perform a study (the "2013 Study") of the compensation of our then NEOs benchmarked against comparable senior executives in comparable telecommunications companies (the "Peer Group") and market median information from the Consultant's national compensation database (the "Executive Compensation Report"). The 2013 Study analyzed the base salary, short-term incentives as a percentage of salary, and long-term incentive payouts, and included recommended targets for each of these metrics in order to assist the Committee in determining the appropriate pay-for-performance relationship for each NEO. The 2013 Study also assessed the competitiveness of our historical pay-for-performance incentives. The Committee used the 2013 Study, together with updated data obtained from Equilar Inc. ("Equilar"), a leading provider of executive compensation benchmarking data, in determining 2014 compensation.
After reviewing the Peer Group used in determining 2013 compensation (the "2013 Peer Group") and then-current market data obtained from Equilar, the Peer Group used for 2014 for assessing the compensation arrangements of our executive officers was unchanged from the 2013 Peer Group. The telecommunications companies included in the Peer Group were determined based on a review of revenue, net income, market value of common stock, and number of employees against these same metrics for us.
     The Committee approved the use of the following 14 companies as a benchmark for determining our executive officer compensation arrangements for 2014:

• Alaska Communications Systems Group, Inc.

• Atlantic Tele-Network, Inc.

• Cbeyond, Inc.

• Cincinnati Bell, Inc.

• Clearwire Corporation

• Cogent Communications Group, Inc.

• General Communications, Inc.

• Hawaiian Telcom Holdco, Inc.

• Iridium Communications Inc.

• Leap Wireless International, Inc.

• SBA Communications Corporation

• Shenandoah Telecommunications Company

• USA Mobility, Inc.

• Vonage Holdings Corp.

Committee Process
The Committee designs, evaluates, and approves our executive compensation plans, policies, and programs. In comparing the Company's executive compensation levels to those of its Peer Group, the Committee looked at base salary, cash incentives, other compensation (which includes restricted stock, RSUs, stock options, other types of equity compensation, pensions, and perquisites), and total compensation for 2013 (the most recent year for which information regarding the Peer Group's executive compensation was available). The Committee annually reviews and evaluates the goals and objectives relevant to the compensation of our NEOs and establishes compensation levels and awards accordingly.
     The Committee also administers our equity-based compensation plans and deferred compensation plans, and periodically reviews our management "talent" levels and management succession planning.
     The Committee is authorized to retain experts, consultants, and other advisors to aid in the discharge of its duties. The Committee reports regularly to the Board of Directors on matters relating to the Committee's responsibilities. The Chairperson of the Committee works in conjunction with our senior management in establishing the agenda for Committee meetings. In addition, the Committee follows regulatory and legislative developments and considers corporate governance best practices in performing its duties.
     Deductibility of Compensation
     In structuring our compensation programs, we take into account Internal Revenue Code Section 162(m). Under Internal Revenue Code Section 162(m), a limitation is placed on tax deductions of any publicly held corporation for individual compensation to certain executives exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Although our compensation mix usually results in non-performance-based compensation being below the $1,000,000 threshold, in certain years our executives may have compensation which results in non-deductibility under Internal Revenue Code Section 162(m).
     Base Salaries
The 2014 Professional Services Agreement with Mr. Dir sets forth a base level of compensation. The agreement does not provide for any adjustments to the base level amount. The annualized base level of compensation for Mr. Dir was $400,000 during 2014.
With respect to our other NEOs, each such NEO's employment agreement sets forth a base salary, which is subject to annual adjustments as determined by the Committee. The Committee's long-established practice is to adjust compensation (as well as consider current year short-term and long-term incentive grants) for each NEO and all other employees annually in late February or early March, which allows for consideration of the prior year's audited financial results. Annual base salary adjustments, which become effective on the first day of the first pay period ending in April, take into consideration each NEO's performance for the year and are designed to result in an adjusted base salary that is within an acceptable range of the target established by the Committee, which generally represented the median base salary for each NEO's comparable position within the Peer Group.
In April 2014, when determining whether to grant raises to our NEOs, the Committee considered and accepted the recommendation of our NEOs not to increase their base salaries for 2014.
     The following table shows the approved 2014 annual base salary applicable to each NEO:

2014
Named Executive Officer	Base Salary
Stebbins B. Chandor Jr.	$362,457
Brian J. O'Neil	309,000
Robert L. McAvoy Jr.	280,000
S. Craig Highland	196,650

James A. Hyde (1)	675,000
Conrad J. Hunter(2)	371,519
____________________
(1) Mr. Hyde resigned as President and Chief Executive Officer effective July 27, 2014.
(2) Mr. Hunter resigned as Executive Vice President and Chief Operating Officer effective March 20, 2014.
     Annual Short-Term Incentive Compensation
     Our practice is to award annual cash incentive payments under our TIP. In 2014, participation in the TIP was available to all of our salaried-exempt employees, including our NEOs, with a hire date prior to October 1 of the applicable year, except those employees who are covered by a formal sales incentive plan. The TIP award is equal to the product of (1) the individual's eligible base salary earnings for the year, (2) the individual's targeted short-term incentive percentage up to a maximum percentage provided for in the plan (as finally determined based on achievement of individual performance objectives), and (3) our weighted performance achievement percentage. The TIP award gives an eligible participant the potential to receive a lump sum payment on or before March 15th of the following year based on achievement of specified company-wide performance goals and based on achievement of individual performance objectives, which are established at the beginning of the year under circumstances set forth in the annual short-term incentive plan. An eligible employee must achieve at least a minimum overall individual performance rating in order to be eligible for an award under our TIP. The Committee has full discretion to qualify the annual short-term incentive plan, certify that the performance goals have been achieved, terminate the plan, or increase or decrease the funding available to the plan. Additionally, a TIP award may be decreased or an additional TIP award may be authorized by the Committee in its discretion as necessary to support our business needs.
     The purpose of the TIP is to focus corporate and individual efforts on the accomplishment of specific financial and operational objectives, and to motivate individual participants to achieve or contribute to these objectives. It also serves to assign an at-risk element to each of our NEO's total compensation based directly on the achievement of desired results.
     The Committee determined the 2014 targeted incentive percentages in March 2014 for each of our then NEOs by reviewing the median target short-term incentive percentage of the comparable position of the Peer Group. Based on these results, the Committee determined that the targeted short-term incentive percentages for the executive positions initially approved in 2013 remained competitive; therefore, the 2014 targeted incentive percentages of their eligible base salaries remained unchanged at 60% for Messrs. Chandor, O'Neil, and McAvoy, and 50% for Mr. Highland. Additionally, the target incentive percentage for Mr. Hyde, our former CEO, remained unchanged at 100%. No target was set for Mr. Hunter because of his resignation.
     With respect to our weighted performance achievement percentage mentioned above, our performance was measured and weighted based on the following three financial metrics in 2014, as approved by the Committee: (1) Revenues, 30%; (2) Ending Subscribers, 30%; and (3) net income before interest, income taxes, depreciation, and amortization, accretion of asset retirement obligations, separation-related costs, asset impairment charge, and equity-based compensation charges, which we refer to as Adjusted EBITDA, 40%. The Committee selected these metrics initially in February 2012 after considering the focus on these metrics by the investment community in evaluating the Company and the appropriateness and significance of growth in each of these metrics, as described below. The Committee also determined that successful progress related to the key projects and initiatives outlined in our 2014 business plan, including, but not limited to, subscriber growth, network enhancements, brand positioning and expanding our distribution strategy, would be considered in determining the 2014 TIP payout due to their strategic importance to the continued growth of our business.
     Adjusted EBITDA is a key metric used by investors to determine if we are generating sufficient cash flows to continue to generate stockholder value, provide liquidity for future growth, and continue to fund dividends, and the weighting of this metric reflected our continued focus on improving this key metric. We believe Adjusted EBITDA is a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Adjusted EBITDA is a non-GAAP measure commonly used in the communications industry, and by financial analysts and others who follow the industry, to measure operating performance. Adjusted EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with Generally Accepted Accounting Principles in the United States) or as a measure of liquidity. We annually reassess the use and weighting of these and other factors.
     For the 2014 TIP, the Committee established primary and secondary weighting factors to measure the Company's performance. Our 2014 plan focused primarily on consolidated results, with secondary weighting factors for achievement of individual performance objectives for our NEOs depending on their job function.
     The Committee established the target for 100% payout under the 2014 TIP at a level consistent with the 2014 budget. The Committee also set the minimum TIP achievement level to reflect the minimum performance that would result in any TIP payout and the maximum TIP achievement level that would result in a TIP payout at 200% of the targeted achievement level, which was believed to be realizable only upon exceptional over-achievement of our business objectives.
     The following table details the minimum, target, and maximum levels that had to be achieved in order for a 0%, 100%, or 200% payout, respectively, for 2014.

	Minimum	Target	Maximum
($ in thousands)	(0% Achievement)	(100% Achievement)	(200% Achievement)
Revenue	$451,725	$484,700	$517,725
Adjusted EBITDA	$123,948	$138,900	$153,948
Ending Subscribers	463,000	484,000	505,000
     After adjusting for the effects of the Company's wind down operations in its eastern Virginia markets and certain operational items, solely for purposes of calculating TIP achievement, Revenue and Adjusted EBITDA for 2014 were $478.5 million and $131.0 million, respectively, and the number of Ending Subscribers was 457,500 as of December 31, 2014. This performance resulted in a weighted average performance achievement of 49.7% of these performance goals. Individual achievement of each of the NEO's individual performance objectives for 2014 was recommended by Mr. Dir, who then reviewed these with the Committee. The Committee approved individual performance achievements for each of the NEOs who were covered by the TIP as follows: Mr. Chandor 92%; Mr. O'Neil 92%; Mr. McAvoy 98%; and Mr. Highland 98%. Pursuant to the terms of Mr. Hyde's and Mr. Hunter's separation agreements, no individual performance achievement assessment for 2014 was conducted for either individual.
     Long-Term Incentive Compensation
     Our Employee Equity Incentive Plans define the incentive arrangements for eligible participants and:
• authorize the granting of stock options, stock appreciation rights, PSUs, restricted stock, and other incentive awards, all of which may be made subject to the attainment of performance goals established by the Committee;
• provide for the enumeration of the business criteria on which an individual's performance goals are to be based; and
• establish the maximum share grants or awards (or, in the case of incentive awards, the maximum compensation) that can be paid to a participant in the Employee Equity Incentive Plans.
     The Employee Equity Incentive Plans allow the Committee to award stock options, restricted stock grants, stock appreciation rights, and performance unit awards that are tied to corporate performance because the Committee believes such awards provide an effective means of aligning the interests of management with our stockholders. In 2014, the Committee elected to continue using PSUs as a substantial part of each of the then NEO's long term incentive compensation. In addition to the PSUs, consistent with previous years, the Committee also granted stock options and time-vested restricted stock to our then NEOs in 2014. No awards were granted to Mr. Hunter during 2014 and all awards granted to Mr. Hyde during 2014 were forfeited upon his resignation.
     With the exception of certain significant promotions and new hires, we have routinely made, and intend to continue making these types of awards at a meeting of the Committee held in the first fiscal quarter of each year. The Committee selected this timing because it enables us to consider our and the potential recipients' prior year performance and our expectations for the future. The awards also are made early in the year in order to maximize the time-period for the incentives associated with the awards. The Committee's schedule also is designed so that these regular equity awards could be granted following rhe completion of the prior year financial audit.
     In connection with, and as an inducement to, entering into the 2014 Professional Services Agreement with Mr. Dir, Mr. Dir was awarded 12,000 shares of restricted stock that vested on January 31, 2015.
In order to determine 2014 LTI targets for our other NEOs, the Committee reviewed each NEO's historic targets, the terms of each NEO's employment, as well as the 2013 Study and updated data from Equilar relative to the Peer Group. After analyzing these benchmarks and factors, the Committee determined that, consistent with past practice, using the ratio of total dollar value of long-term incentive equity awards to base salary that is set forth below would be the most appropriate for determining LTI target value for 2014.
With respect to the qualitative factors discussed above, the Committee took into account the individual responsibilities of each NEO and each NEO's relative experience level. The 2014 LTI target values determined by the Committee for our NEOs (other than Mr. Dir) were the following: $453,071 for Mr. Chandor; $386,250 for Mr. O'Neil; $350,000 for Mr. McAvoy; and $196,650 for Mr. Highland. The Committee determined that the value of the 2014 equity awards should be divided among restricted stock, PSUs, and stock options. In order to determine the level for each of restricted shares and PSUs granted in March 2014, the Committee divided 40% of the 2014 LTI target value by the average closing stock price of our common stock for the month of February 2014, or $15.63 per share. Accordingly, on March 14, 2014, the Committee approved restricted stock and PSU awards for our NEOs, each in the following amounts: 11,596 for Mr. Chandor; 9,886 for Mr. O'Neil; 8,958 for Mr. McAvoy; and 5,033 for Mr. Highland. In order to determine the level of stock options granted in March 14, 2014, the Committee divided 20% of the LTI target value by the Black-Scholes option value, or approximately $0.88. Accordingly, the Committee approved the following stock option awards for the NEOs on March 14, 2014: 57,466 for Mr. Chandor; 48,991 for Mr. O'Neil; 44,393 for Mr. McAvoy; and 24,943 for Mr. Highland. The Committee did not adjust the number of annual LTI equity awards upward or downward based on the closing price of NTELOS common stock on the date of grant; therefore, the dollar value of the LTI grants on the date of grant varied based on changes in the price of NTELOS common stock. The actual value of the annual LTI awards for the NEOs on the March 14, 2014 grant date was: $310,808 for Mr. Chandor; $265,021 for Mr. O'Neil; $240,099 for Mr. McAvoy; and $134,989 for Mr. Highland. All awards granted to Mr. Hyde during 2014 were forfeited upon his resignation.
     The PSUs will become payable upon the Company's achievement of certain performance goals (collectively, "Performance Goals") during certain performance periods. A three-year performance period beginning on January 1, 2014 and ending on

December 31, 2016 relates to the cumulative total stockholder return ("TSR Performance Goal"). Cumulative total stockholder return will equal the percentage increase in the price of a share of common stock, assuming all dividends (paid in cash or other property) are reinvested at the then current market price, between January 1, 2014 and December 31, 2016. The TSR Performance Goal applies to seventy-five percent (75%) of the target number of PSUs. Three separate one-year performance periods, each beginning on January 1st and ending on December 31st of each of the calendar years 2014, 2015 and 2016, respectively, will be measured for attainment of performance goals set by the Committee within the first ninety (90) days of each such year ("Annual Operating Goals"). The Committee set the Annual Operating Goal for calendar year 2014 as a profitable retail growth metric (defined as the growth in total subscriber revenue minus costs associated with adding new subscribers). The Annual Operating Goals apply to the remaining twenty-five percent (25%) of the target number of PSUs (one third of the target twenty-five percent (25%) for each calendar year).
     Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company's common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid on PSUs that vest, on or after the vesting date. Achievement of the TSR Performance Goal component will be determined by the Committee following the end of the performance period related thereto. Achievement of the Annual Operating Goals component will be determined by the Committee after the conclusion of each respective performance period. Any portion of PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.
     In March 2015, the Committee certified the achievement in respect of the Annual Operating Goal for 2014 at 25%.
Pursuant to applicable SEC rules, the amounts reflected as stock and option awards in the Summary Compensation Table below include the aggregate grant date fair value of the respective awards granted during the year.
Professional Services Agreements
In order to facilitate an orderly transition following Mr. Hyde's resignation as President and Chief Executive Officer of the Company on July 27, 2014, the Company entered into the 2014 Professional Services Agreement with Mr. Dir, pursuant to which Mr. Dir was appointed to serve as President and Chief Operating Officer of the Company. The 2014 Professional Services Agreement provided for the following compensation: (i) payment for services at an annualized rate of $400,000; (ii) a bonus opportunity of $150,000 payable after January 31, 2015; (iii) a grant of 12,000 shares of the Company's restricted stock vesting on January 31, 2015; and (iv) a housing and travel allowance. The 2014 Professional Services Agreement also provided for the reimbursement of business expenses and had a term that expired on January 31, 2015.
Effective as of February 1, 2015, the Company and Mr. Dir entered into a separate professional services agreement (the "2015 Professional Services Agreement"), pursuant to which Mr. Dir was appointed to serve as the Chief Executive Officer of the Company. The Committee and the Board reviewed relevant market data and, following negotiation with Mr. Dir, determined that the following financial terms of the 2015 Professional Services Agreement were appropriate: (i) payment for services at an annualized rate of $425,000; (ii) a bonus opportunity of $300,000, which will be awarded at the discretion of the Board after December 31, 2015; (iii) a grant of 50,000 shares of restricted stock, which vests on the earlier of (a) termination of services under the 2015 Professional Services Agreement (other than termination by Mr. Dir without cause or by the Company with cause) or (b) December 31, 2015; and (iv) a housing and travel allowance. The 2015 Professional Services Agreement also provides for a severance payment of $100,000 payable in accordance with the terms thereof, as well as reimbursement of business expenses. Because Mr. Dir is not an employee of the Company, he does not participate in the Company's 401(k) or health and welfare benefit plans.
Employment Agreements
     We entered into employment agreements with each of our NEOs, except Mr. Dir who entered into the 2014 Professional Services Agreement and 2015 Professional Services Agreement described above. The employment agreements for Messrs. Chandor and O'Neil had initial expiration dates of December 31, 2013 and the employment agreement for Messrs. McAvoy and Highland had an initial expiration dates of December 31, 2012. In each case, the employment agreements with our NEOs automatically renew for successive one-year periods pursuant to the terms thereof, unless notice of termination is provided in accordance with the terms thereof. However, if the employment agreement term has less than 24 months remaining upon the occurrence of a "change in control," as such term is defined in the employment agreement, the employment term is automatically extended so that the employment term shall not expire until 24 months following the "change in control." Mr. McAvoy's agreement does not contain an extension in the event of a change of control.
    Each of our NEO employment agreements provide that the base salary, TIP participation, and certain other benefits will continue throughout the term of the employment agreements. The initial base salary for each of our NEOs, as provided in his employment agreement, was as follows: $340,000 for Mr. Chandor; $260,000 for Mr. O'Neil; $219,596 for Mr. McAvoy; and

$175,000 for Mr. Highland. The initial target TIP percentage payout for each of our NEOs, as provided in his employment agreement, was as follows: 60% for Mr. Chandor; and 50% for Messrs. O'Neil, McAvoy and Highland. Such amounts and percentages have been modified in accordance with the terms of such agreements, as discussed herein.
     Each employment agreement provides that if the NEO is terminated by us for any reason other than for "cause" or the NEO terminates his employment for "good reason" (as such terms are defined in the employment agreement), the NEO will receive an amount equal to a percentage of his base salary (50%, except 75% for Mr. McAvoy) payable in at-least monthly installments for a period of 24 months (12 months for Mr. McAvoy). Additionally, the NEO will remain vested in all vested restricted stock and stock options and shall be entitled to receive a ratable portion of the current year's target incentive payment under our TIP plus an amount equal to roughly two times the current year's target incentive payment (one times the current year's target incentive payment for Mr. McAvoy).
     The employment agreements restrict the NEO from competing, directly or indirectly, with us or soliciting certain of our employees and officers or our affiliates during the term of the employment and for a period of 24 months thereafter (12 months for Mr. McAvoy). In the event that the NEO is terminated by us for any reason other than for "cause" or has resigned for "good reason," then during the non-competition and non-solicitation period and in consideration of his undertakings during such period, the NEO will receive an additional amount equal to a percentage of his base salary (50%, except 25% for Mr. McAvoy) payable at-least monthly for a period of 24 months (12 months for Mr. McAvoy).
     Change of Control Payments
     The 2015 Professional Services Agreement with Mr. Dir and the employment agreements with our NEOs provide them with change of control protection as described under Change of Control and Severance Arrangements below. We believe that by providing our NEOs with this change of control protection, we allow our senior management to focus on maximizing stockholder value and mitigate the necessity for management's attention to be diverted toward finding new employment in the event a change of control occurs. We also believe our arrangement facilitates the recruitment of talented executives through the provision of guaranteed protection in the event we are acquired shortly after accepting an employment offer.
     Severance Arrangements with our NEOs
     The 2015 Professional Services Agreement with Mr. Dir and each other NEO's employment agreement provides for severance arrangements upon the occurrence of certain events, as described under Change of Control and Severance Arrangements below. We believe that companies should provide reasonable severance benefits to employees. With respect to our NEOs, these severance benefits should reflect the fact that it may be difficult for executives to find comparable employment within a short period of time. Such arrangements also should economically separate us from the former executive as soon as practicable.
Qualified Retirement Plan
     We offered a qualified pension plan (the Revised Retirement Plan for Employees of NTELOS Inc. or the "Pension Plan") for all employees hired before October 1, 2003, to provide an annual retirement benefit. The Pension Plan is funded entirely by Company contributions and there is a five-year cliff vesting period. The accrued benefit is based on the monthly highest average compensation over a consecutive five-year period of employment with us and the NEO's years of benefit service under the Pension Plan. A year of benefit service is a year in which a participant completes at least 1,000 hours of service. Compensation as defined in this plan includes total compensation from us for the year, increased by any pre-tax contributions made under our 401(k) plan and/or (Section 125) cafeteria plan. No more than the IRS maximum allowable compensation, or $250,000 for 2012, is taken into account for Pension Plan purposes. Effective as of December 31, 2012, benefits under the Pension Plan were frozen, effectively eliminating future benefit accruals thereafter. Compensation and service after December 31, 2012 are not reflected in the benefit.
     We had 878 active full-time employees, of which 231 were covered by the Pension Plan, as of December 31, 2012. Of the NEOs, only Messrs. McAvoy and Highland are participants in the Pension Plan. Messrs. Dir, Chandor, and O'Neil are not eligible to participate in the Pension Plan.

     Compensation Recoupment Policy
     In order to further align management's interests with the interests of stockholders and support good governance practices, the Board of Directors implemented a Compensation Recoupment Policy in December 2009. The Compensation Recoupment Policy provides that the Board of Directors has the authority to obtain reimbursement of any portion of any performance-based compensation paid or awarded, whether cash or equity-based, where the payment or award was predicated upon the achievement of certain financial results or metrics that are subsequently the subject of a restatement or correction, from the officers, including NEOs, and from other employees responsible for the restatement or correction.
     Perquisites and Other Benefits
     We annually review any perquisites that our NEOs are eligible to receive. The Committee reviewed a list of perquisites and their prevalence in the market and determined that no material changes to the perquisites and benefits provided by us to the NEOs would be necessary for 2014. We provide each of our NEOs with a vehicle allowance, which we believe is consistent with the practice of our competitors. We also previously offered our Chief Executive Officer reimbursement for dues and membership to a local country club so that he would have an appropriate venue for business meetings, an appropriate entertainment forum for customers, and appropriate interaction with the community. To that extent, we paid the annual country club dues for Mr. Hyde in 2014 through the date of his resignation. We annually review our perquisite offerings to the NEOs and make changes, if necessary, primarily based on prevalence within our Peer Group.
In addition to the cash and equity compensation discussed above, we provide our NEOs (other than Mr. Dir who does not receive the following benefit package pursuant to the terms of the 2014 and 2015 Professional Services Agreements) with the same benefit package available to all of our salaried employees. The package includes:
• Health and dental insurance (portion of costs);
• Basic life insurance;
• Long-term disability insurance; and
• Participation in NTELOS Inc.'s Savings and Security Plan (401(k) plan), including Company match.
     We also provide the retirement and change of control benefits described above.
     Stock Ownership Guidelines
     Our Board of Directors implemented stock ownership guidelines for our executive officers initially in August 2006 to emphasize the link between officers and the long-term interests of our stockholders. In August 2011, the Board of Directors revised the stock ownership guidelines so that they generally require that each executive own a minimum number of shares of our Common Stock having a value equal to a multiple of the executive's current base salary (as calculated below). The guidelines were further updated in 2013 to provide for inclusion of PSUs and clarify how PSUs are valued for purposes of computing compliance. The guidelines for our NEOs are as follows: five times annual base salary for our Chief Executive Officer, three times annual base salary for our Executive Vice Presidents, and two times annual base salary for Senior Vice Presidents. The value of the following equity is counted toward compliance with the guidelines: shares owned (e.g., shares obtained upon vesting of restricted stock and PSUs, shares obtained upon option exercise, shares purchased in the open market, shares held in the Company's defined contribution plan, etc.); shared ownership (e.g., shares owned or held in trust by immediate family); unvested restricted stock; unvested and unearned PSUs valued at target or, if earned, at actual achievement, and "in the money" value of unexercised stock options. Each NEO generally has three years from the later of August 31, 2011, and his hire or promotion date to meet the guidelines. Until such time as the executive reaches his or her share ownership guideline, or after falling below the applicable guideline due to a decrease in the value of our Common Stock, the executive will be required to hold 100% of the shares of Common Stock received upon lapse of the restrictions upon restricted stock and upon exercise of stock options (net of any shares utilized or sold to pay or reimburse for tax withholding and/or the exercise price of the option).
     The value of the Common Stock is calculated as the average of the closing Common Stock price on NASDAQ for the trading days in the 30-calendar day period immediately preceding any computation. Each executive officer must maintain the minimum value of equity ownership provided in these stock ownership guidelines.
     The Committee reviews these stock ownership guidelines periodically and, if changes are deemed appropriate, submits such recommended changes to the Board of Directors for consideration and approval.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Form 10-K/A with management and, based on such review and discussion, the Compensation Committee recommends that it be included in this Annual Report on Form 10-K.

Compensation Committee

Michael Huber (Chairperson)
Rodney D. Dir*
Michael Gottdenker**
Ruth Sommers***
Ellen O'Connor Vos****
* Mr. Dir resigned from the Committee effective July 28, 2014 in connection with his assumption of the role of President and Chief Operating Officer of the Company.
**Mr. Gottdenker was appointed to the Committee in February 2015 and therefore did not participate in setting executive compensation for fiscal year 2014.
*** Ms. Sommers was appointed to the Committee in October 2014 and therefore did not participate in setting executive compensation for fiscal year 2014.
**** Ms. Vos resigned from the Committee in February 2015.
The Compensation Committee Report does not constitute solicitation material and shall not be deemed filed or incorporated by reference into any of our other filings and/or the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.
Compensation Committee Interlocks and Insider Participation
No current member of the Committee was an employee of the Company during the last fiscal year or an officer of the Company in any prior period. Mr. Dir served on the Committee until his appointment as President and Chief Operating Officer of the Company on July 28, 2014 and resigned from the Committee concurrently with such appointment. There are no Compensation Committee interlocks between us and other entities involving our executive officers and members of the Board of Directors who serve as an executive officer or board member of such other entities.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)
Rodney D. Dir(8)	2014	$171,972	$—	$151,680	$—	$—	$—	$33,122	$356,774
President and Chief Executive Officer

Stebbins B. Chandor Jr.	2014	363,951	—	260,066	50,742	99,820	—	26,995	801,574
EVP, Chief Financial Officer, Treasurer and Assistant Secretary	2013	361,252	—	350,994	78,139	193,299	—	46,164	1,029,848
	2012	348,925	—	242,242	273,938	257,465	—	45,690	1,168,260

Brian J. O'Neil	2014	310,188	—	221,722	43,299	85,098	—	20,943	681,250
Executive Vice President, General Counsel and Secretary	2013	307,973	—	299,222	66,614	164,790	—	85,040	923,639
	2012	283,600	—	205,991	232,641	189,758	—	8,300	920,290

Robert L. McAvoy Jr.	2014	281,077		200,900	39,199	82,141	134,813	19,452	757,582
Executive Vice President and Chief Technology Officer	2013	261,573	—	297,144	42,192	138,549	—	9,164	748,623
	2012	234,375	—	130,177	147,202	150,668	76,805	10,274	749,501

S. Craig Highland	2014	197,406	—	112,873	22,025	48,074	145,986	20,491	546,855
Senior Vice President, Finance and Corporate Development	2013	195,769		152,338	33,915	87,294	—	21,707	491,023
	2012	182,098		73,331	82,926	111,972	83,325	21,293	554,945
Former Executive Officers
James A. Hyde(9)	2014	$384,231	$—	$774,957	$151,196	$—	$—	$309,317	1,619,701
President and Chief Executive Officer	2013	671,442	—	1,045,835	238,552	586,572	—	36,375	2,578,775
	2012	643,750	—	1,158,529	1,175,269	791,683	—	22,989	3,792,220

Conrad J. Hunter(10)	2014	122,887	—	—	—	—	—	631,115	754,002
Executive Vice President and Chief Operating Officer	2013	370,284	—	359,757	80,092	171,849	—	21,371	1,003,354
	2012	358,498	—	248,287	280,785	252,505	—	12,028	1,152,103
____________________

(1)
Mr. Dir was compensated pursuant to the terms of the 2014 Professional Services Agreement. Each of the other NEOs has an employment agreement with us that sets forth his respective minimum base salary, which is subject to annual adjustments as determined by the Committee. The Committee's established practice is to review compensation for each NEO and all other employees during the first quarter of each year, with any adjustments to be effective in April of each year, which allows for consideration of audited financial results and approved short-term and long-term incentive grants.

During 2014, each of the NEOs, other than Mr. Dir, participated in the NTELOS Inc. Savings and Security Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to tax-defer up to 20% of their salary through contributions to their 401(k) Plan up to the IRS maximum of $17,500 for 2014. In addition, employees age 50 or older as of the last day of the calendar year are eligible to contribute up to 100% of their salary for the catch-up contribution, up to the IRS maximum of $5,500 for 2014. The tax-deferred 401(k) contributions for our NEOs were as follows for 2014: $17,500 each for Messrs. Hyde, McAvoy and Highland; $23,000 each for Messrs. Chandor and O'Neil; and $19,594 for Mr. Hunter.

(2)
Mr. Dir received a $150,000 bonus in March 2015 pursuant to the terms of the 2014 Professional Services Agreement between the Company and Mr. Dir dated July 28, 2014. The bonus was earned following the end of the initial term of Professional Services Agreement on January 31, 2015.

(3)
The values for each year represent the aggregate grant date fair value of stock awards granted during each respective year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Share-Based Payment ("ASC 718"). For a discussion of the assumptions used in determining the compensation cost associated with these stock awards, see Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

(4)
The values for each year presented were computed in accordance with ASC 718 and represent the aggregate grant date fair value related to stock options that were granted to the NEOs during each respective year. For a discussion of the assumptions used in determining the compensation cost associated with option awards, see Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

(5)
The values for 2014 represent the cash incentive paid to each NEO in connection with our annual short-term incentive plan, based on achievement of specified company-wide performance goals and based on achievement of individual performance objectives. We attained a weighted average performance achievement of 49.7% of company-wide performance goals for 2014. The individual performance percentage achieved for each NEO, other than Mr. Dir, was as follows: 92% for Messrs. Chandor and O'Neil, and 98% for Messrs. McAvoy and Highland, in each case as approved by the Committee. Pursuant to the terms of Mr. Hyde's and Mr. Hunter's separation agreements, no individual performance achievement assessment was made for either individual. For further information on our annual short-term incentive plan, see "Annual Short-Term Incentive Compensation" in the Compensation Discussion and Analysis.

(6)
The aggregate change in the actuarial present value of Messrs. McAvoy's and Highland's accumulated benefit under all defined benefit and actuarial pension plans during 2014 was $134,813 and $145,986, respectively. All values listed consist entirely of the change in the value of accumulated pension benefits for the qualified and non-qualified pension plans. For the participating NEOs, the values are based on the earliest date at which there is no early retirement reduction.

(7)	Included in "All Other Compensation" for 2014 are the following elements that exceed $10,000 and perquisites required to be reported:

•	Perquisites totaling more than $10,000 in the aggregate for Messrs. Hyde, Chandor, and Highland inclusive of the following:

•
automobile allowance offered as a competitive perquisite, which includes a monthly vehicle allowance, gas reimbursement up to 15,000 miles and personal property tax reimbursement ($4,541 for Mr. Hyde, $11,292 for Mr. Chandor, and $9,579 for Mr. Highland);

•	country club dues and fees to foster business relationships in the amount of $4,011 for Mr. Hyde; and

•	premium payments on life insurance policies in accordance with each NEO's employment agreement.
Also included in "All Other Compensation" for 2014 are (i) payments to Mr. Dir pursuant to the terms of the 2014 Professional Services Agreement in respect of housing and travel allowance and other reimbursed expenses, (ii) severance payments of $616,047 paid during 2014 to Mr. Hunter pursuant the terms of his separation agreement and (iii) severance payments of $285,577 attributable to 2014, but deferred and paid in 2015, to Mr. Hyde pursuant to the terms of his separation agreement.

(8)	Mr. Dir and the Company entered into the 2014 Professional Services Agreement dated July 28, 2014, pursuant to which Mr. Dir was appointed President and Chief Operating Officer.

(9)	Mr. Hyde resigned effective July 27, 2014 and all equity awards granted in 2014 were forfeited as of such date.

(10)	Mr. Hunter resigned as an executive officer effective March 20, 2014.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Named Executive	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Officer	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Share)	($)
Rodney D. Dir	7/28/2014	—	—	—	—	—	—	12,000	—	—	151,680	(3)

Stebbins B. Chandor Jr.	3/14/2014	—	—	—	—	—	—	11,596	—	—	149,936	(2)
	3/14/2014	—	—	—	—	11,596	23,192	—	—	—	110,130	(2)
	3/14/2014	—	—	—	—	—	—	—	57,466	12.93	50,742	(2)
	3/14/2014	109,185	218,371	873,483	—	—	—	—	—	—	—

Brian J. O'Neil	3/14/2014	—	—	—	—	—	—	9,886	—	—	127,826	(2)
	3/14/2014	—	—	—	—	9,886	19,772	—	—	—	93,896	(2)
	3/14/2014	—	—	—	—	—	—	—	48,991	12.93	43,299	(2)
	3/14/2014	93,057	186,113	744,452	—	—	—	—	—	—	—

Robert L. McAvoy Jr.	3/14/2014	—	—	—	—	—	—	8,958	—	—	115,827	(2)
	3/14/2014	—	—	—	—	8,958	17,916	—	—	—	85,073	(2)
	3/14/2014	—	—	—	—	—	—	—	44,393	12.93	39,199	(2)
	3/14/2014	84,323	168,646	674,585	—	—	—	—	—	—	—

S. Craig Highland	3/14/2014	—	—	—	—	—	—	5,033	—	—	65,077	(2)
	3/14/2014	—	—	—	—	5,033	10,066	—	—	—	47,796	(2)
	3/14/2014	—	—	—	—	—	—	—	24,943	12.93	22,025	(2)
	3/14/2014	49,352	98,703	394,813	—	—	—	—	—	—	—
Former Executive Officers
James A. Hyde(4)	3/14/2014	—	—	—	—	—	—	34,544	—	—	446,783	(2)
	3/14/2014	—	—	—	—	—	—	—	171,230	12.93	151,196	(2)
	3/14/2014	—	—	—	—	34,554	69,108	—	—	—	328,174	(2)
	3/14/2014	337,500	675,000	2,700,000	—	—	—	—	—	—	—

Conrad J. Hunter(5)	3/14/2014	—	—	—	—	—	—	—	—	—	—

____________________

(1)
Our weighted average performance achievement percentage for company-wide performance goals in connection with the 2014 TIP under our 2010 Equity and Cash Incentive Plan (the "Equity Plan") was 49.7%. The individual performance percentage achieved for each NEO, other than Mr. Dir was as follows: 92% for Messrs. Chandor and O'Neil, and 98% for Messrs. McAvoy and Highland. Therefore, we made the following cash payouts to our NEOs (other than Messrs. Dir, Hyde and Hunter): $99,820 for Mr. Chandor; $85,098 for Mr. O'Neil; $82,141 for Mr. McAvoy; and $48,074 for Mr. Highland. The Company paid the 2014 TIP payments to the NEOs on March 13, 2014. For further information on the Company performance achievement percentages and individual performance percentages for the 2014 TIP, see "Annual Short-Term Incentive Compensation" in the Compensation Discussion and Analysis.

(2)
On March 14, 2014, the Compensation Committee, after considering a competitive market review of long-term incentives for its executive officers, approved restricted stock, PSUs, and stock option grants under the Equity Plan. The closing stock price on the date of the grant, which also represents the fair value of a share of restricted stock, was $12.93 per share and the Black-Scholes grant date fair value of the option awards was approximately $0.88 per option. The fair value of the PSUs was calculated using a combination of a Monte Carlo simulation model and the closing stock price on the date of grant which resulted in a grant date fair value of approximately $9.50 per unit. On the grant date, Mr. Chandor was granted 11,596 shares of restricted stock and PSUs, and 57,506 stock options; Mr. O'Neil was granted 9,886 shares of restricted stock and PSUs, and 48,991 stock options; Mr. McAvoy was granted 8,958 shares of restricted stock and PSUs, and 44,393 stock options; and Mr. Highland was granted 5,033 shares of restricted stock and PSUs, and 24,943 stock options. Additionally, Mr. Hyde was granted 35,554 shares of restricted stock and PSUs, and 171,230 stock options, all of which were forfeited upon his resignation.

(3)
On July 28, 2014, pursuant to the 2014 Professional Services Agreement, Mr. Dir was granted 12,000 shares of restricted stock vesting on January 31, 2015. The closing price on the date of the grant, which also represents the fair value of a share of restricted stock, was $12.64 per share.

(4)	Mr. Hyde resigned as President and Chief Executive Officer effective July 27, 2014, at which time all grants made to him during 2014 were forfeited.

(5)	Mr. Hunter resigned as Executive Vice President and Chief Operating Officer effective March 20, 2014.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
	Number of Securities Underlying Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Named Executive Officer	Exercisable		Unexercisable		(#)	($)	Date	(#)		($)	(#)	($)
Rodney D. Dir(1)	1,116					21.15	11/11/2021
	6,200					20.93	1/3/2022
	8,600					11.83	1/2/2023
			5,434	(2)		19.67	1/2/2024
								2,019	(3)	8,460
								12,000	(4)	50,280

Stebbins B. Chandor Jr.	63,340	(5)	21,114	(5)	—	22.52	9/9/2021	—		—	—	—
	37,189	(6)	37,190	(6)	—	23.25	2/27/2022	—		—	—	—
	27,359	(7)	82,079	(7)	—	12.47	3/6/2023	—		—	—	—
	—		57,466	(8)	—	12.93	3/14/2024				—	—
								10,419	(9)	43,656

	—		—		—	—	—	13,898	(10)	58,233	—		—
	—		—		—	—	—	11,596	(11)	48,587	—		—
	—		—		—	—	—	1,765	(12)	7,395	11,582	(12)	48,529
								257	(13)	1,077	10,630	(13)	44,540

Brian J. O'Neil	43,785	(14)	14,596	(14)	—	23.07	9/2/2021	—		—	—		—
	23,740	(6)	23,741	(6)	—	23.25	2/27/2022	—		—	—		—
	10,499	(15)	10,500	(15)	—	20.91	7/30/2022	—		—	—		—
	23,324	(7)	69,973	(7)	—	12.47	3/6/2023	—		—	—		—
	—		48,991	(8)	—	12.93	3/14/2024				—		—
	—		—		—	—	—	6,651	(9)	27,868	—		—
	—		—		—	—	—	2,456	(16)	10,291	—		—
	—		—		—	—	—	11,848	(10)	49,643
								9,886	(11)	41,422
								1,505	(12)	6,306	9,874	(12)	41,372
								220	(13)	922	9,062	(13)	37,970

Robert L. McAvoy	7,290				—	22.40	3/5/2017	—		—	—		—
	7,290				—	26.32	3/3/2018	—		—	—		—
	7,289				—	22.25	3/2/2019	—		—	—		—
	13,927				—	21.53	3/1/2020	—		—	—		—
	8,849	(17)	2,817	(17)		23.98	2/28/2021				—		—
	19,984	(6)	19,984	(6)	—	23.25	2/27/2022				—		—
	14,773	(7)	44,320	(7)	—	12.47	3/6/2023				—		—
			44,393	(8)		12.93	3/14/2024
								5,599	(9)	23,460
								7,504	(10)	31,442
								6,595	(18)	27,633
								8,958	(11)	37,534
								953	(12)	3,993	6,254	(12)	26,204
	—		—		—	—	—	199	(13)	834	8,212	(13)	34,408

S. Craig Highland	4,050		—		—	22.40	3/5/2017	—		—	—		—
	4,050		—		—	26.32	3/3/2018	—		—	—		—
	4,050		—		—	22.25	3/2/2019	—		—	—		—
	5,505				—	21.53	3/1/2020	—		—	—		—
	3,330	(17)	1,111	(17)	—	23.98	2/28/2021	—		—	—		—
	6,573	(19)	2,191	(19)	—	21.15	11/11/2021	—		—	—		—
	11,258	(6)	11,258	(6)	—	23.25	2/27/2022	—		—	—		—
	11,875	(7)	35,625	(7)	—	12.47	3/6/2023				—		—
	—		24,943	(8)	—	12.93	3/14/2024				—		—
	—		—		—	—	—	3,154	(9)	13,215	—		—
	—		—		—	—	—	6,032	(10)	25,274	—		$—
	—		—		—	—	—	5,033	(11)	21,088
								767	(12)	3,214	5,026	(12)	21,059
								112	(13)	469	4,614	(13)	19,333

Former Executive Officers
James A. Hyde(20)	159,638					21.66	12/31/2014
	114,181					21.60	12/31/2014

	58,099	23.98	12/31/2014
	109,908	23.25	12/31/2014
	64,437	18.90	12/31/2014
	81,521	12.47	12/31/2014

Conrad J. Hunter(21)	32,401	23.20	1/30/2015
	37,406	23.98	1/30/2015
	57,178	23.25	1/30/2015
	56,087	12.47	1/30/2015
____________________

(1)	Mr. Dir held outstanding awards that were previously granted to him as a director, as well as the award granted to him pursuant to the 2014 Professional Services Agreement.

(2)	The stock options granted on January 2, 2014 vest on January 2, 2015.

(3)	The restricted stock granted on January 2, 2014 vest on January 2, 2015.

(4)	The restricted stock granted on July 31, 2014 vest on the earlier of (a) termination of the 2014 Professional Services Agreement under certain conditions, or (b) January 31, 2015.

(5)	The stock options granted on September 9, 2011 vest as follows: 25% on each of September 9, 2012, 2013, 2014 and 2015.

(6)	The stock options granted on February 29, 2012 vest as follows: 25% on each of February 28, 2013 and 2014, February 27, 2015 and February 29, 2016.

(7)	The stock options granted on March 6, 2013 vest as follows: 25% on each of March 6, 2014 and 2015, March 7, 2016 and March 6, 2017.

(8)	The stock options granted on March 14, 2014 vest as follows: 25% on each of March 16, 2015; March 14, 2016; March 14, 2017; and March 14, 2018.

(9)	The restricted stock granted on February 29, 2012 as annual long-term incentive awards vest on February 27, 2015.

(10)	The restricted stock granted on March 6, 2013 as annual long-term incentive awards vest on March 7, 2016.

(11)	The restricted stock granted on March 14, 2014 as annual long-term incentive awards vests on March 14, 2017.

(12)
The PSUs granted on March 6, 2013 vest on December 31, 2015 (based on continued employment). The number of PSUs that may be earned may be increased to a maximum number of 200% of the target number of PSUs set forth above upon maximum achievement of each of the Performance Goals and decreased to a minimum number of zero upon achievement below the minimum required level of each of the Performance Goals. Performance and percentages that fall between the maximum number of PSUs, the target number of PSUs and the threshold number (zero) of PSUs shall be determined using linear interpolation.

(13)
The PSUs granted on March 14, 2014 vest on December 31, 2016 (based on continued employment). The number of PSUs that may be earned may be increased to a maximum number of 200% of the target number of PSUs set forth above upon maximum achievement of each of the Performance Goals and decreased to a minimum number of zero upon achievement below the minimum required level of each of the Performance Goals. Performance and percentages that fall between the maximum number of PSUs, the target number of PSUs and the threshold number (zero) of PSUs shall be determined using linear interpolation.

(14)	The stock options granted on September 2, 2011 vest as follows: 25% on each of September 2, 2012, 2013, 2014 and 2015.

(15)	The stock options granted on July 30, 2012 vest as follows: 25% on each of July 30, 2013, 2014, 2015 and 2016.

(16)	The restricted stock granted on July 30, 2012 vest on July 30, 2015.

(17)	The stock options granted on February 28, 2011 vest as follows: 25% on each of February 28, 2012, 2013, 2014 and 2015.

(18)	The restricted stock granted on July 1, 2013 vest on July 1, 2016.

(19)	The stock options granted on November 11, 2011 vest as follows: 25% on each of November 11, 2012; November 11, 2013; November 11, 2014; and November 11, 2015.

(20)	Mr. Hyde resigned as Chief Executive Officer, President, and director effective July 27, 2014.

(21)	Mr. Hunter resigned as Executive Vice President and Chief Operating Officer effective March 20, 2014.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Named Executive Officer	(#)	($)	(#)(1)	($)(2)
Rodney D. Dir			2,891	58,485
Stebbins B. Chandor Jr.	—	—	5,303	67,984
Brian J. O'Neil	—	—	3,213	42,379
Robert L. McAvoy Jr.	—	—	2,497	37,105
S. Craig Highland	—	—	2,643	29,620

Former Executive Officers
James A. Hyde(3)	—	—	22,070	319,201
Conrad J. Hunter(4)	—	—	28,537	504,158

____________________

(1)	Represents vested stock for which restrictions lapsed.

(2)	Value based on the closing price of NTELOS common stock on the day before restrictions lapsed. Vested shares are subject to retention under the Company's stock ownership guidelines.

(3)	Mr. Hyde resigned as President and Chief Executive Officer effective July 27, 2014.

(4)	Mr. Hunter resigned as Executive Vice President and Chief Operating Officer effective March 20, 2014.
Pension Benefits

	Number of Years Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Named Executive Officer	(#)	($)	($)
Rodney D. Dir	N/A	N/A	N/A
Stebbins B. Chandor Jr.	N/A	N/A	N/A
Brian J. O’Neil	N/A	N/A	N/A
Robert L. McAvoy Jr.	13	482,048	—
S. Craig Highland	15	541,888	—

Former Executive Officers
James A. Hyde(2)	N/A	N/A	N/A
Conrad J. Hunter(3)	N/A	N/A	N/A

(1)
For a discussion of the assumptions used in quantifying the present value of the current accrued benefit under the Pension Plan, see Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	Mr. Hyde resigned as President and Chief Executive Officer effective July 27, 2014.

(3)	Mr. Hunter resigned as Executive Vice President and Chief Operating Officer effective March 20, 2014.
An NEO may elect early retirement any time after age 55 and the completion of five years of service. As of December 31, 2014, no NEO was eligible for such early retirement. If an NEO retires on or after an early retirement date, but prior to the normal retirement date (age 65 and the completion of five years of service), such NEO will be entitled to receive a monthly benefit commencing on the normal retirement date. If the NEO elects to have the monthly benefit commence prior to his normal retirement date, the monthly benefit will be reduced to reflect the earlier distribution of the benefit. The following schedule outlines the percent of benefit an NEO would receive if the NEO elects to have the monthly benefit commence prior to the normal retirement date:

	Percentage That Applies to Base Formula
	Participants Whose Age and Years of Service Equal at Least 85
Age at Retirement	Percentage That Applies to Covered Compensation	Percentage That Applies to Compensation in Excess of Covered Compensation	Participants with at least 25 Years of Service	All Other Participants
64	100.00%	100.00%	100.00%	93.33%
63	100.00%	100.00%	100.00%	86.67%
62	100.00%	100.00%	100.00%	80.00%
61	100.00%	95.00%	73.33%	73.33%
60	100.00%	90.00%	66.67%	66.67%
59	100.00%	85.00%	63.33%	63.33%
58	100.00%	80.00%	60.00%	60.00%
57	100.00%	75.00%	56.67%	56.67%
56	100.00%	68.80%	53.33%	53.33%
55	100.00%	63.20%	50.00%	50.00%
     As noted in the above table, if an NEO has completed at least 25 years of benefit service and is at least 62 years of age, there will be no reduction for early retirement. Also noted in the above table, if the sum of the NEO's age and years of benefit service equal 85 or more ("Rule of 85"), there will be no reduction in the benefit up to the average (without indexing) of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the Participant attains (or will attain) Social Security retirement age ("Covered Compensation"). The present value of accumulated benefits in the Pension Benefits Table above has been computed assuming that Mr. McAvoy will retire and the benefits will commence when he meets the Rule of 85 on January 1, 2026.
Change in Control and Severance Arrangements
Change in Control and Severance Arrangements for Mr. Dir

In the event the 2014 Professional Services Agreement had been terminated on December 31, 2014 (other than by the Company for cause or by Mr. Dir without cause), Mr. Dir would have been entitled to: (1) a bonus payment of $150,000 to be paid in a lump sum, and (2) accelerated vesting of 12,000 shares of restricted stock. The total value of such payments would have been $200,280. The Professional Services Agreement did not provide for potential payments upon a change of control of the Company.
In the event Mr. Dir's position as a director of the Company was terminated due to a change of control or without cause on December 31, 2014, Mr. Dir would also be entitled to accelerated vesting of restricted stock and unvested options outstanding, which were granted on January 2, 2014 pursuant to Company's Non-Employee Director Equity Plan, totaling $8,460 based on the market price per share on December 31, 2014 of $4.19. Pursuant to terms of Mr. Dir's equity grants outstanding on December 31, 2014, in the event of Mr. Dir's death or disability, he would have been entitled to accelerated vesting of outstanding restricted shares and stock options totaling $58,714.
The 2015 Professional Services Agreement may be terminated by the Board of Directors of the Company or Mr. Dir at any time upon thirty days' prior notice. Pursuant to the agreement, Mr. Dir will be entitled to the following payments and benefits in the event the 2015 Professional Services Agreement is terminated prior to December 31, 2015 (other than termination by the Company for cause or by Mr. Dir without cause): (1) eligibility for a bonus payment of $300,000 and (2) a severance payment of $100,000 payable in equal installments over the six months following the termination of the agreement (unless termination is on or after a "Change of Control," as defined below for the other NEOs, in which case the $100,000 will be paid in a lump sum).
Pursuant to terms of Mr. Dir's outstanding equity awards, in the event of his termination of services (other than termination by the Company for cause or by Mr. Dir without cause), Mr. Dir would be entitled to receive accelerated vesting in respect of such awards.

     Change in Control Arrangements for NEOs (other than Mr. Dir)
The employment agreements with Messrs. Chandor, O'Neil, and Highland provide that if there is a change in control, the term of such NEO's employment agreement will be extended so that the term will not expire for 24 months from the date of the change in control. Mr. McAvoy's employment agreement does not provide for an automatic extension upon a change of control.
A "change in control" is defined in employment agreements with each of Messrs. Chandor, O'Neil, and Highland to mean any of the following events, except that a change in control does not include any of the events described below that occurs directly or indirectly as a result of or in connection with the Quadrangle Entities and/or their affiliates, related funds and co-investors becoming the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 51% of the combined voting power of the then-outstanding securities, or our stockholders approve a merger, consolidation or reorganization between us and any other company and such merger, consolidation or reorganization is consummated, and after such merger, consolidation or reorganization of the Quadrangle Entities and/or their respective affiliates, related funds and co-investors acquire more than 51% of the combined voting power of our then-outstanding securities:

•
any person is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 51% of the combined voting power of the then-outstanding securities;

•
consummation of a merger, consolidation or reorganization between us and any other company, or a sale of all or substantially all our assets (a "Transaction"), other than a Transaction that would result in our voting securities outstanding immediately prior thereto continuing to represent either directly or indirectly more than 51% of the combined voting power of our then-outstanding securities or such surviving or purchasing entity;

•	our stockholders approve a plan of complete liquidation for us and such liquidation is consummated;

•
except for the employment agreements of Messrs. Chandor and O'Neil (for which the following does not apply), a sale, transfer, conveyance or other disposition (whether by asset sale, stock sale, merger, combination, spin-off or otherwise) (a "Sale") of a "Material Line of Business" (as defined in each of the respective employment agreements, other than the employment agreements of Messrs. Chandor and O'Neil) (other than any such Sale to the Quadrangle Entities or their affiliates, related funds and co-investors), except that with respect to this provision, there shall only be a "change in control" with respect to an NEO who is employed at such time in such Material Line of Business (whether full or part-time), and the NEO does not receive an offer for "comparable employment" with the purchaser and the NEO's employment is terminated by us or any of our affiliates no later than six months after the consummation of the Sale of the Material Line of Business. For these purposes, "comparable employment" means that (1) the NEO's base salary and target incentive payments are not reduced in the aggregate; (2) the NEO's job duties and responsibilities are not diminished (but a reduction in our size as the result of a Sale of a Material Line of Business, or the fact that the purchaser is smaller than us, shall not alone constitute a diminution in the NEO's job duties and responsibilities); (3) the NEO is not required to relocate to a facility more than 50 miles from the NEO's principal place of employment at the time of the Sale; and (4) the NEO is provided benefits that are comparable in the aggregate to those provided to the NEO immediately prior to the Sale; or

•
during any period of 12 consecutive months commencing on February 13, 2006, the individuals who constituted our Board of Directors as of February 13, 2006 , and any new director who either (1) was elected by our Board or nominated for election by our stockholders and whose election or nomination was approved by a vote of more than 50% of the directors then still in office who either were directors as of February 13, 2006, or whose election or nomination for election was previously so approved or (2) was appointed to the board pursuant to the designation of Quadrangle Entities, cease for any reason to constitute a majority of the board.

In the event of the occurrence of both (1) a change in control and (2) a termination of the NEO (other than Mr. Dir) by the Company without cause or by the NEO for good reason in accordance with his employment agreement, and assuming all of these events took place on December 31, 2014, each of such NEOs would have been entitled to the following estimated payments and accelerated vesting:

	Cash and Other	Accelerated Vesting of Outstanding Unvested	Accelerated Vesting of Unexercisable
Named Executive Officer	Benefits(1)	Shares(2)	Stock Options(3)	Total(4)
Stebbins B. Chandor Jr.	$1,566,407	$158,948	$—	$1,725,355
Brian J. O'Neil	1,400,233	136,452	—	1,536,684
Robert L. McAvoy Jr.	1,039,932	124,896	—	1,164,828
S. Craig Highland	1,207,598	63,261	—	1,270,858
____________________

(1)
These payments include the following payments and benefits: (a) severance payments; (b) non-compete payments; (c) earned and unpaid (ratable) TIP payment as of December 31, 2014; (d) present value of TIP payment for the severance period; (e) continued participation in our welfare benefit plans during the termination period; (f) present value of post-retirement medical benefits for Messrs. Chandor and O'Neil, pursuant to the terms of their employment agreements; and (g) present value of accrued pension benefit, if applicable, such amount payable over time in the form of an annuity commencing at the later of age 55 or the date of termination.

(2)
Represents the number of accelerated restricted shares and PSUs (if applicable) multiplied by the market price per share on December 31, 2014 of $4.19. For details on each NEO's unvested restricted stock outstanding as of December 31, 2014, see the table titled "Outstanding Equity Awards at Fiscal Year End" included herein.

(3)
Includes the value of 100% of each NEO's unexercisable stock options at the market price per share on December 31, 2014 of $4.19, less the required exercise payment price per share. No value was assigned to stock options held by our NEOs which would vest in this scenario because the strike prices of the accelerated stock options were greater than the market price per share on December 31, 2014. For details on each NEO's unexercisable stock options outstanding as of December 31, 2014, see the table titled "Outstanding Equity Awards at Fiscal Year End" included herein.

(4)
In addition, each NEO will be entitled to payment of the NEO's earned and unpaid base salary to the date of termination, if any. The NEO will also be entitled to unreimbursed business and entertainment expenses in accordance with our policy, and unreimbursed medical, dental and other employee benefit expenses incurred in accordance with our employee benefit plans. Termination also will not divest the NEO of any previously vested benefit or right unless the terms of such vested benefit or right specifically require divestiture where the NEO's employment is terminated for cause.

Upon the occurrence of a change in control and such NEO remains employed by us, and assuming the change in control took place on December 31, 2014, each such NEO will continue to be entitled to receive the compensation provided for under the terms of such NEO's employment agreement in accordance with its terms.
     Severance Arrangements for NEOs (other than Mr. Dir)
     Each NEO's employment agreement provides for severance arrangements upon the occurrence of certain events described below. Each such NEO's employment agreement terminates automatically upon his death. In addition, we may terminate the NEO's employment if he becomes disabled. We may also terminate the NEO's employment for any other reason with or without "cause" (as defined in the employment agreement). The NEO may terminate his employment upon prior written notice of at least 60 days. If the NEO terminates his employment for "good reason" (as defined in the employment agreement), it will be deemed a termination of the NEO's employment without cause by us.
If the NEO's employment is terminated for any reason, the NEO is entitled to receive (1) earned and unpaid base salary to the date of termination; (2) unreimbursed business and entertainment expenses; and (3) unreimbursed medical, dental and other employee benefit expenses to which he is entitled pursuant to the applicable employee benefit plans. If the NEO suffers a disability and his employment is terminated by the Company in connection therewith, the NEO also will be entitled to receive a pro rata portion of his incentive payments from the TIP for that year. If the NEO is terminated, other than for cause, or if he terminates his employment for good reason, the NEO is entitled to receive (1) a percentage of his base salary (50% for Messrs. Chandor, O'Neil, and Highland for 24 months, and 75% for Mr. McAvoy for 12 months); (2) a lump sum, determined on a net present value basis, equal to two times (one times for Messrs. McAvoy and Highland) the full incentive potential under the TIP for the year of the termination; (3) continued participation in the employee welfare benefit plans (other than disability and life insurance) for 24 months; and (4) in the case of Messrs. Chandor or O'Neil, post-retirement medical benefits pursuant to the terms of their respective employment agreements. To the extent necessary to comply with Section 409A of the Internal Revenue Code, we will delay termination payments for a period of six months after termination or, if earlier, until the NEO's death, as necessary to avoid any excise tax. After such delay expires, all payments which would have otherwise been required to have been made during such delay period shall be paid to the NEO in one lump sum payment. Thereafter, the percentage of base salary payments will continue for the remainder of the termination period in such periodic installments as were being paid immediately prior to the termination date. If the NEO dies while still an employee, the NEO's surviving spouse or, if none, the NEO's estate is entitled to payment of any earned and unpaid incentive payments under the TIP for that year, and the death benefits under our employee benefit plans will be paid to the NEO's beneficiaries.
     In addition, if the NEO is terminated without cause or if he terminates his employment for good reason, the remaining unvested portion of the restricted shares of Common Stock granted to such NEO will vest immediately prior to such NEO's termination date; and the PSUs granted to Messrs. Chandor, O'Neil, McAvoy and Highland on each of March 6, 2013 and March 14, 2014 remain outstanding through the end of the applicable performance period and will become earned and payable with respect to a ratable portion of such outstanding award.
     For Messrs. Chandor, O'Neil and Highland, if any benefits payable or to be provided under the employment agreements for such NEOs and any other payments from us or any affiliate would subject such NEO to any excise taxes and penalties imposed on "parachute payments" within the meaning of Section 280G(b)(2) of the Internal Revenue Code, or any similar tax imposed by state or local law, then such payments or benefits will be reduced (but not below $0) if, and only to the extent that, such reduction will allow such NEO to receive a greater net after tax amount than the NEO would receive without such reduction.
     As part of each such NEO's employment agreement and as consideration for the termination payments described above, during the NEO's employment and for a period of 24 months thereafter (or, in the case of Mr. McAvoy, 12 months thereafter), which we refer to as the non-competition period, the NEO will (1) not compete, directly or indirectly, with us or any subsidiary or (2) solicit certain current and former employees. As consideration for the NEO's non-competition and non-solicitation agreement, the NEO will receive an amount equal to a percentage of his base salary during the non-competition period, but only if we have terminated the NEO without cause, or if the NEO has terminated his employment for good reason. The applicable percentages are 50% for Messrs. Chandor, O'Neil and Highland, and 25% for Mr. McAvoy. If the NEO breaches any of the non-competition or non-solicitation restrictions, the NEO will not receive any further payments and the NEO will repay any payments previously received. The agreements also prohibit the NEOs from using any of our confidential or proprietary information at any time for any reason not connected to their employment with us.
     The following table shows the estimated payments and benefits for each NEO under the various employment termination scenarios discussed above assuming the triggering event took place on December 31, 2014, and the price per share of our Common Stock was $4.19 per share, the closing market price as of December 31, 2014.

Named Executive Officer	Termination for Cause(a)(f)	Voluntary Termination(a)(f)	Retirement(b)(f)	Death(c)	Disability(d)(f)	Termination Without Cause or Termination by the NEO for Good Reason(e)(f)
Stebbins B. Chandor Jr.	$—	$—	$—	$1,227,870	$2,223,024	$1,744,285
Brian J. O'Neil	—	—	—	985,571	1,937,821	1,552,784
Robert L. McAvoy Jr.	482,048	482,048	482,048	1,061,181	2,751,168	1,178,207
S. Craig Highland	541,888	$541,888	$541,888	797,184	2,101,061	1,270,100

____________________

(a)
Includes the present value of accrued pension benefits, if applicable, which amounts shall be payable over time in the form of an annuity commencing at the later of age 55 or the date of termination and which represent a 50% early benefit commencement reduction.

(b)
For each NEO, the amounts are equal to the voluntary termination scenario because no NEO is eligible for retirement (age 65 with the completion of five years of service) or early retirement (age 55 with the completion of five years of service) on December 31, 2014.

(c)
Includes the present value of the following payments and benefits: (1) accrued pension benefits payable to the surviving spouse, if applicable, which amounts represent a one-half survivor annuity commencing at the later of the date which the deceased NEO would have attained age 55 or the date of death and which reflects a 50% early benefit commencement reduction; (2) life insurance payment, which is a liability of the life insurance company, representing one time each NEO's annual salary up to $300,000, for which we pay the premiums and which is a benefit provided to all full-time employees; and (3) executive supplemental life insurance payout in accordance with each of the NEO's employment agreements, which is a liability of the life insurance company; (4) earned and unpaid (ratable) TIP payment as of December 31, 2014; and (5) the market value of shares of restricted stock and PSUs (assuming payout at target levels) held by our NEOs . The above amounts do not include supplemental life insurance payment, if applicable, for which each NEO paid the full premium and which is a benefit provided to all full-time employees. Supplemental life insurance is a liability of the life insurance company.

(d)
Includes the following payments and benefits: (1) present value of accrued pension benefits, if applicable, which shall be payable over time in the form of an annuity commencing at the later of age 55 or the date of termination and which amounts represent a 50% early benefit commencement reduction; (2) earned and unpaid (ratable) TIP payment as of December 31, 2014; (3) disability incentive payment equal to a ratable portion of the NEO's target TIP of the year in which termination due to disability occurred; and (4) present value of long-term disability coverage until age 65, which is a liability of our long-term disability provider. The net present value of the long-term disability coverage reported in the table reflects the maximum disability payments, and assumes no recovery or mortality. Such value would be reduced by the net present value of social security benefits beginning at age 55; and (5) the market value of shares of restricted stock and PSUs (assuming payout at target levels) held by our NEOs, for which vesting would be accelerated, as described above.

(e)
Includes the following payments and benefits: (1) severance payments; (2) non-compete payments; (3) earned and unpaid (ratable) TIP payment as of December 31, 2014; (4) present value of the TIP payment for the severance period; (5) continued participation in our welfare benefit plans during the termination period; (6) present value of post-retirement medical benefits for Messrs. Chandor and O'Neil; (7) present value of accrued pension benefit, if applicable, payable over time in the form of an annuity commencing at the later of age 55 or the date of termination and reflecting an early benefit commencement reduction; and (8) the market value of shares of restricted stock and PSUs (assuming payout at target levels) held by our NEOs for which vesting would be accelerated, as described above.

(f)
In addition to the payments included above, each NEO will be entitled to payment of his earned and unpaid base salary to the date of termination. The NEO will also be entitled to unreimbursed business and entertainment expenses in accordance with our policy, and unreimbursed medical, dental and other employee benefit expenses incurred in accordance with our employee benefit plans. Termination also will not divest the NEO of any previously vested benefit or right unless the terms of such vested benefit or right specifically require divestiture where the NEO's employment is terminated for cause.

Severance Arrangements for Departed NEOs in 2014

James A. Hyde

On July 27, 2014, Mr. Hyde resigned as President and Chief Executive Officer and a director of the Company. In connection with his resignation, the Company and Mr. Hyde entered into a Letter Agreement dated as of July 27, 2014. The Letter Agreement provided that Mr. Hyde would receive the following cash and other benefits: (1) 100% of his monthly base salary then in effect for eighteen months for total payments of $1,012,500, with the first six months accumulated and paid on the first payroll date following the six-month anniversary of his resignation and the remaining amounts paid in normal payroll installments; (2) continued participation at the Company's expense in the Company's health plans for the 18 months following his resignation or, in lieu thereof, monthly payments, on a net-after tax basis, to procure comparable coverage elsewhere; such benefit estimated at $22,324 based on the Company's then-current health benefits plans, and (3) all of Mr. Hyde's vested stock options remained outstanding through December 31, 2014. All of Mr. Hyde's unvested stock options, restricted stock, and performance stock units were forfeited as of July 27, 2014. In exchange for the benefits outlined above, the Letter Agreement restricts Mr. Hyde from competing, directly or indirectly, with the Company or soliciting Company customers or employees for a period of 24 months following his resignation, includes non-disparagement and confidentiality requirements, as well as a general release between Mr. Hyde and the Company.

Conrad J. Hunter
On March 13, 2014, Conrad J. Hunter resigned as Executive Vice President and Chief Operating Officer of the Company, and his employment with the Company ended on April 30, 2014. In connection with his resignation, the Company entered into a separation agreement with Mr. Hunter, which provided for the following cash and other benefits: (1) payments in an amount equal to 40% of his base salary payable in at-least monthly installments for a period of 18 months; (2) non-compete payments in an amount equal to 60% of Mr. Hunter's then-current base salary payable in at-least monthly installments for a period of 18 months; (3) a lump sum payment equal to one and one-half times his target incentive payment (60% of his base salary) under the Company's annual incentive plan; (4) continued participation in certain of the Company's employee benefit plans for the time period set forth in the agreement; (5) accelerated vesting of stock options that otherwise would have become vested before April 30, 2015 had Mr. Hunter remained employed with the Company; (6) accelerated vesting of restricted stock (other than restricted stock granted in calendar year 2013) and accelerated vesting of restricted stock granted in calendar year 2013 with respect to two thirds of the underlying shares of common stock; and (7) accelerated vesting of performance stock units with respect to 8,362 of the underlying shares of common stock. The total value of benefits (1) through (7) described above is estimated at $1,403,917, which includes the value of accelerated restricted shares and PSU's multiplied by the market price per share on April 30, 2014 of $13.79; the value of Mr. Hunter's stock options that were subject to accelerated vesting at the market price per share on April 30, 2014 of $13.79, less the required exercise payment price per share; and the estimated present value of continued participation in certain of the Company's employee benefit plans based on the Company's then-current plan rates. In exchange for the benefits described above, the separation agreement required Mr. Hunter to perform certain transition services through the end date of his employment with the Company on April 30, 2014, restricted Mr. Hunter from competing, directly or indirectly, with the Company or soliciting Company employees for a period of 24 months, and included non-disparagement and confidentiality requirements, as well as a general release.
Director Compensation
     The following table presents information relating to total compensation of our directors for the fiscal year ended December 31, 2014.

	Fees Earned or Paid in Cash	Stock Awards(1) (2)	Option Awards(1)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
David A. Chorney(3)				—	—	17,500	17,500
Stephen C. Duggan	34,788	39,714	15,161	—	—	—	89,663
Rodney D. Dir	68,006	39,714	15,161	—	—	—	122,881
Daniel J. Heneghan	55,969	39,714	15,161	—	—	—	110,844
Michael Huber(5)				—	—	—
Ruth Sommers	13,334	12,505		—	—	—	25,839
Ellen O'Connor Vos	57,934	39,714	15,161	—	—	—	112,809

Former Director
Timothy G. Biltz(5)	10,336	39,714	15,161	—	—	—	65,211

(1)
For a discussion of the assumptions used in determining the aggregate grant date fair value associated with our equity awards, see Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. The aggregate number of shares of restricted stock outstanding at December 31, 2014 is as follows for each of the non-employee directors: 14,019 for Mr. Dir (including shares received pursuant to the 2014 Professional Services Agreement); 2,019 for Messrs. Duggan, Heneghan and Ms. Vos; and 1,243 for Ms. Sommers. The aggregate number of option awards outstanding at December 31, 2014 is as follows for each of the following non-employee directors: 21,350 for Mr. Dir; 15,468 for Mr. Duggan; 57,080 for Mr. Heneghan; 21,350 for Ms. Vos; and 0 for Ms. Sommers. Mr. Dir's compensation set forth in the table relates solely to that paid in connection with this services as a member of the Board and its committees, and does not include compensation paid pursuant to the 2014 Professional Services Agreement.

(2)	The closing stock price on the date of the grant, January 2, 2014, which represents the fair value of a share of restricted stock, was $19.67 per share.

(3)
As a director designee of the Quadrangle Entities who is an employee of Quadrangle Group LLC, Mr. Chorney does not receive director compensation. Pursuant to a Consulting Agreement between Quadrangle Group LLC and the Company, the Company paid Quadrangle Group LLC for the services of Mr. Chorney relating to his assistance with the Company's wind down of operations in its eastern Virginia markets and with the refocus on its remaining markets. The agreement provided for a monthly payment of $17,500, plus expenses not to exceed $7,500 per month, and was effective for the months of December 2014 through February 2015, inclusive.

(4)	As a director designee of the Quadrangle Entities who is an employee of Quadrangle Group LLC, Mr. Huber does not receive director compensation.

(5)	Mr. Biltz did not stand for re-election at the 2014 Annual Meeting on May 1, 2014, at which point all of his unvested equity awards were forfeited.
The Compensation Committee periodically considers our director compensation policy with a primary objective of matching compensation levels to the relative demands associated with serving on the Board of Directors and its various committees. The Compensation Committee also takes into account the compensation policies of other public company boards of directors by reviewing the same comparison group of companies as are reviewed by our Compensation Committee when considering the compensation of our executive officers. In consideration of the compensation policies of other public companies boards of directors, the Compensation Committee determined to modify the existing retainers, committee fees and annual equity incentive compensation effective October 28, 2014.
Prior to October 28, 2014, non-employee directors (excluding Mr. Chorney, who is a Vice President of Quadrangle Group LLC, Mr. Huber, who serves as Managing Principal of Quadrangle Group LLC, each of whom is a director designee of the Quadrangle Entities pursuant to our Shareholders Agreement, and Mr. Dir after July 27, 2014) received an annual retainer of $25,008, payable in equal monthly installments. Additionally, during 2014, the chairpersons of our Audit Committee collectively received an annual retainer of $15,000 and the chairperson of our Nominating and Governance Committee received an annual retainer of $5,004, each of which is paid ratably per month or a fraction thereof. Prior to October 2014, each of our non-employee directors, other than Messrs. Chorney and Huber, and Mr. Dir following his appointment as President and Chief Operating Officer, also received $2,000 for each board meeting and stockholder meeting attended in person and $1,000 if attended telephonically in lieu of attending in person. For attendance at Board committee meetings during 2014, each of our non-employee directors, other than Messrs. Chorney and Huber, and Mr. Dir after July 27, 2014, received $1,500 for attending in person or $800 for attending telephonically in lieu of attending in person. We reimburse each of our non-employee directors for reasonable travel and other expenses incurred in connection with attending all Board and Board committee meetings.
Effective as of October 28, 2014, non-employee directors (excluding Messrs. Dir, Huber and Chorney) receive an annual retainer of $60,000, payable in equal monthly installments. Additionally, following October 28, 2014, the chairperson of our Audit Committee receives an additional annual retainer of $20,000, and each member of the Audit Committee receives an additional $7,500 annual retainer, each payable in monthly installments; the chairperson of the Nominating and Corporate Governance Committee receives an additional $10,000 annual retainer, and each other member of the Nominating and Corporate Governance Committee receives an additional $3,750 annual retainer, each payable in monthly installments. Members of the Board of Directors and committee members are no longer entitled to fees for attendance; however, we continue to reimburse each of our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and Board committee meetings.
     During 2014, the following individuals served as non-employee directors: Timothy G. Biltz (until May 1, 2014), Rodney D. Dir (until his appointment as President and Chief Operating Officer on July 28, 2014), Stephen C. Duggan, Daniel J. Heneghan, Ruth Sommers (beginning October 28, 2014) and Ellen O'Connor Vos. The remaining directors who served in 2014 were Mr. Hyde, our Chief Executive Officer until his resignation on July 27, 2014, and Messrs. Chorney and Huber, designees of the Quadrangle Entities. In addition to their director status during 2014, Mr. Dir was a member of the Audit Committee and Compensation Committee until his appointment as President and Chief Operating Officer of the Company; Mr. Duggan was Chairperson of the Audit Committee; Mr. Heneghan was a member of the Audit Committee and the Nominating and Governance Committee; Ms. Vos was chairperson of the Nominating and Governance Committee and a member of the Compensation Committee and Audit Committee; and Ms. Sommers was a member of the Compensation Committee; and they were compensated accordingly as disclosed in the table above.
     To assist us in attracting and retaining qualified and experienced individuals for service as non-employee directors, each of our non-employee directors, other than Messrs. Chorney and Huber, receives an initial equity award grant and thereafter, commencing on January 1 of the subsequent year, an annual equity award grant. For 2014, these equity award grants included a mix of stock options and restricted stock. The number of options to purchase shares of our Common Stock was equal to the quotient of $18,600 and the Black-Scholes option-pricing model valuation of our Common Stock for the trading days in the second calendar month prior to a grant date, or such lesser number for a particular grant date as the Board of Directors may determine in its sole discretion, and which number of options granted shall not exceed 8,600. Additionally, such non-employee directors received an annual grant of shares of our Common Stock subject to a restriction period ("restricted stock") with an aggregate value equal to $43,400 (with such value to be calculated based on the average closing price of our Common Stock for the trading days in the second calendar month prior to a grant date and with the resulting number of shares being rounded up to the next whole number), or such lesser award for a particular grant date as the Board of Directors shall determine in its sole discretion.
     Pursuant to our Non-Employee Director Equity Plan, we granted Messrs. Biltz, Dir, Duggan and Heneghan and Ms. Vos options to purchase 5,434 shares each of Common Stock on January 2, 2014, at an exercise price per share of $19.67, the last closing price of the Common Stock on the NASDAQ Global Select Market as of the date of grant. The grant date fair value of these options was $15,161, or approximately $2.79 per option. These options vested and became exercisable on the first annual anniversary of the date of grant. Additionally, we granted each of the aforementioned non-employee directors 2,019 shares of restricted stock with a grant date fair value of $39,714 based on the closing price of our Common Stock of $19.67 per share on the date of grant. These shares of restricted stock vested on the first anniversary of the grant date. In connection with her appointment to the Board on October 28, 2014, we granted Ms. Sommers 1,243 shares of restricted stock with a grant date fair value of $12,505.
     We also have a policy to provide, as needed, an ongoing education program for all directors and will pay the program costs and associated travel expenses related to such director education programs.
     We do not pay additional compensation to Mr. Dir or to directors who are employee directors for their service as directors but do reimburse Mr. Dir and any employee directors for expenses incurred in attending meetings of the Board of Directors and its committees.
Director Stock Ownership Guidelines
In connection with the amendments to the stock ownership guidelines applicable to our executive officers adopted by the Board of Directors in August 2011, the Board of Directors included an ownership and retention requirement applicable to those directors receiving director compensation. The guidelines generally require that each such director own a minimum number of shares of our Common Stock having a value equal to three times the annual cash retainer for directors (as described above). The value of the following equity is counted toward compliance with the guidelines: shares owned (e.g., shares obtained upon vesting of restricted stock, shares obtained upon option exercise, shares purchased in the open market, shares held in the Company's defined contribution plan, etc.); shared ownership (e.g., shares owned or held in trust by immediate family); unvested restricted stock; and "in the money" value of unexercised stock options. Each director receiving director compensation generally has three years from the later of August 31, 2011 and his or her date of appointment to the Board to meet the guidelines. The value of the Common Stock is calculated as the average of the closing Common Stock price on NASDAQ for the trading days in the 30-calendar day period immediately preceding any computation. Each director must maintain the minimum value of equity ownership provided in these stock ownership guidelines. Once a director meets the applicable ownership guideline based on the closing price at a prior measurement date, he or she is required to continue to comply with such level going forward, or, in the event the director falls below the applicable ownership guideline due solely to a decline in the value of the Company's common stock, hold all Company-granted equity awards until compliance is re-established.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
BENEFICIAL OWNERSHIP OF COMMON STOCK
     The following table sets forth information, as of April 23, 2015, regarding the beneficial ownership of our Common Stock by (1) our directors, (2) our NEOs, (3) stockholders owning more than 5% of our Common Stock and (4) all of our directors and executive officers as a group.
     Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 22,196,422 shares of Common Stock outstanding as of April 23, 2015. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2015, are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person, but are not treated as outstanding for the purposes of computing the percentage ownership of any other person. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o NTELOS Holdings Corp., 1154 Shenandoah Village Drive, Waynesboro, Virginia 22980.

	Total Common Stock
Name and Address of Beneficial Owner	Number	%
Directors, named executive officers and stockholders owning more than 5%:
The Quadrangle Entities(1)	4,180,837	18.8%
Comerzbank Aktiengesellschaft(2)	1,664,145	7.5%
BlackRock, Inc.(3)	1,129,993	5.1%
Michael Huber(4)	4,180,837	18.8%
David A. Chorney(4)	4,180,837	18.8%
Stephen C. Duggan(5)	39,095	*
Michael Gottdenker(6)	14,353	*
Daniel J. Heneghan(7)	93,340	*
Ruth Sommers(8)	19,536	*
Ellen O'Connor Vos(9)	47,107	*
Rodney D. Dir(10)	90,814	*
Stebbins B. Chandor Jr.(11)	344,883	1.5%
Brian J. O'Neil(12)	267,030	1.2%
Robert L. McAvoy Jr.(13)	232,392	1.0%
S. Craig Highland(14)	136,650	*
Former Officers
James A. Hyde(15)	123,332	*
Conrad J. Hunter(16)	1,542	*

All directors and executive officers as a group (12 persons)(17)	5,466,037	23.9%
_______________

*    Less than 1%

(1)
As reported on Amendment No. 4 to Schedule 13D filed by Quadrangle GP Investors LLC and certain related persons on December 2, 2013, includes 967,253 shares of Common Stock owned by Quadrangle Capital Partners LP, 52,851 shares of Common Stock owned by Quadrangle Select Partners LP, 368,835 shares of Common Stock owned by Quadrangle Capital Partners-A LP and 2,791,898 shares of Common Stock owned by Quadrangle NTELOS Holdings II LP. Quadrangle NTELOS Holdings II LP has pledged its interest in 2,781,898 shares of Common Stock to secure repayment of a loan made to it by the Bank of Montreal. The address for the Quadrangle Entities is 375 Park Avenue, New York, NY 10152.

(2)
Represents beneficial ownership as of April 10, 2015, according to Amendment 2 to Schedule 13G filed by Commerzbank Aktiengesellschaft on April 14, 2015. Commerzbank Aktiengesellschaft has sole voting power and sole dispositive power over all of these shares. The address for Commerzbank Aktiengesellschaft is Kaiserplatz, Frankfurt, 2M 60311, Federal Republic of Germany.

(3)
Represents beneficial ownership as of March 31, 2015, according to Amendment No. 8 to Schedule 13G filed by Blackrock, Inc. on April 10, 2015. Blackrock, Inc. has sole voting power over 1,099,379 shares and sole dispositive power over all of these shares. The address for Blackrock, Inc. is 40 East 52nd Street, New York, NY 10022.

(4)
Represents 4,180,837 shares beneficially owned by the Quadrangle Entities. Mr. Huber is a Managing Principal and President and Mr. Chorney is a Vice President of Quadrangle Group LLC. Each disclaims beneficial ownership of securities beneficially owned by the Quadrangle Entities.

(5)	Includes 18,293 shares of restricted stock and options to purchase 15,468 shares of Common Stock.

(6)	Includes 14,353 shares of restricted stock.

(7)	Includes 18,293 shares of restricted stock and options to purchase 57,080 shares of Common Stock.

(8)	Includes 19,536 shares of restricted stock.

(9)	Includes 18,293 shares of restricted stock and options to purchase 21,350 shares of Common Stock.

(10)	Includes 50,000 shares of restricted stock and options to purchase 21,350 shares of Common Stock.

(11)	Includes 101,164 shares of restricted stock and options to purchase 188,209 shares of Common Stock.

(12)	Includes 88,699 shares of restricted stock, options to purchase 148,789 shares of Common Stock.

(13)	Includes 81,512 shares of restricted stock and options to purchase 117,682 shares of Common Stock.

(14)	Includes 44,401 shares of restricted stock and options to purchase 67,441 shares of Common Stock.

(15)	Mr. Hyde resigned as President and Chief Executive Officer as of July 27, 2014.

(16)	Mr. Hunter resigned as Executive Vice President and Chief Operating Officer effective March 20, 2014.

(17)	Includes 454,544 shares of restricted stock and options to purchase 637,369 shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2014 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by
Stockholders
Employee Equity Incentive Plans	1,467,732	$19.08	$2,588,708.00
Non-Employee Director Equity Plan	115,248	$19.26	154,546
Employee Stock Purchase Plan	—	—	63,702
Equity Compensation Plans Not Approved by
Stockholders	—	—	—
Total	1,582,980	$19.09	2,806,956

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
     Our Board of Directors has adopted a written policy that generally provides that we may enter into a related party transaction only if the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party, the transaction is approved by the disinterested members of the Board of Directors, or the transaction involves compensation approved by our Compensation Committee.
     Our Audit Committee Charter provides that management shall report to the Audit Committee any proposed "related party" transaction that might be considered material to us or the related party, or required to be disclosed by applicable disclosure rules. The Audit Committee shall be responsible for the review and oversight contemplated by NASDAQ with respect to any such reported transactions.

Director Independence
     The Board of Directors considers director independence based both on the meaning of the term "independent director" set forth in Rule 5605(a)(2) of the NASDAQ listing standards and on an overall review of transactions and relationships, if any, between the director and the Company. Our Board of Directors is comprised of a majority of independent directors, and all committees of the Board of Directors are comprised only of independent directors. The independent directors of the Board of Directors had the opportunity to meet in executive session following each meeting of the full Board of Directors during 2014.
     In February 2015, the Nominating and Governance Committee and the Board of Directors undertook their annual review of director independence. There were no transactions or relationships between any director who is not an employee of the Company or any member of his or her immediate family and the Company for the Committee and the Board of Directors to consider that would be inconsistent with a determination that the nominee is independent.
     The Nominating and Governance Committee and the Board of Directors have determined that Messrs. Chorney, Duggan, Gottdenker, Heneghan and Huber and Mses. Vos and Sommers are independent under the NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.
Fees
In connection with the audit of the 2014 financial statements, we entered into an engagement agreement with KPMG LLP, which set forth the terms by which KPMG LLP would perform audit services for us. That agreement was subject to alternative dispute resolution procedures and a mutual exclusion of damages other than the prevailing party’s actual and punitive damages.
     The following table presents fees for professional services and expenses billed to us by KPMG LLP for the fiscal years ended 2014 and 2013.

	Fiscal 2014	Fiscal 2013
Audit fees	$727,000	$740,000
Audit-related fees	—	100,000
Tax fees	—	—
All other fees	1,650	1,600
Total	$728,650	$841,600
     Audit Fees
     Audit fees include fees and expenses paid by us to KPMG LLP in connection with the annual audit of our consolidated financial statements, KPMG LLP’s review of our interim financial statements, KPMG’s review of our Annual Report on Form 10-K and KPMG’s assessment of the effectiveness of the internal controls over our financial reporting. Audit fees also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including comfort letters and consents issued in connection with SEC filings.
     Audit-related fees
     The audit related fees for the year ended December 31, 2013 were for professional services rendered by KPMG in connection with the secondary offering of our common stock owned by the Quadrangle Entities.
     All Other Fees
     All other fees for 2014 and 2013 are fees related to access to an on-line accounting research tool.
Audit Committee Pre-Approval Policy
     The Audit Committee’s policy is that all audit and permitted non-audit services provided by its independent registered public accounting firm shall either be approved before the independent registered public accounting firm is engaged for the particular services or shall be rendered pursuant to pre-approval procedures established by the Audit Committee. Pre-approval spending limits for all services to be performed by the independent registered public accounting firm are established periodically by the Audit Committee, detailed as to the particular service or category of services to be performed and implemented by our financial officers. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any audit or non-audit service fees that we may incur that fall outside the limits pre-approved by the Audit Committee for a particular service or category of services require separate and specific pre-approval by the Audit Committee prior to the performance of services. For each fiscal year, the Audit Committee may determine the appropriate ratio between the total amount of fees for audit, audit-related, tax and other services. The Audit Committee may revise the list of pre-approved services from time to time. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with the SEC rules on auditor independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements
The consolidated financial statements were filed with the Original Form 10-K.

(3)	Exhibits
The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K/A.

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

10.9(8)+	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.
10.10(9)+	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.
10.11(9)+	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.
10.12(10)+	Form of Stock Option Grant Award Agreement.
10.13(11)+	Form of Restricted Stock Award Agreement.
10.14(12)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.
10.15(12)+	Form of Restricted Stock Grant Award, dated December 7, 2010 for Conrad J. Hunter.
10.16(12)+	Form of Separation Incentive Restricted Stock Grant Award, dated December 7, 2010 for James A. Hyde.
10.17(13)+	Form of Executive Stock Option Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.18(13)+	Form of Executive Restricted Stock Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.19(14)+	Form of Stock Option Grant Award Agreement.
10.20(14)+	Form of Restricted Stock Award Grant Agreement
10.21(14)+	Form of Performance Stock Unit Grant Agreement
10.22(12)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde.
10.23(15)+	Letter Agreement between NTELOS Holdings Corp. and James A. Hyde, dated July 28, 2014.
10.24(12)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Conrad J. Hunter.
10.25(16)+	Agreement, dated March 13, 2014, between NTELOS Holdings Corp. and Conrad J. Hunter.
10.26(17)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Robert L. McAvoy, Jr.
10.27(18)+	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor Jr.
10.28(17)+	Employment Agreement, dated August 17, 2011, between NTELOS Holdings Corp. and Brian J. O'Neil.
10.29(15)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of July 28, 2014.
10.30(19)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of February 1, 2015.
10.31(20)	License Purchase Agreement dated as of December 1, 2014, by and among T-Mobile License LLC, Richmond 20 MHz, LLC and NTELOS Inc.
10.32*+	Employment Agreement, dated November 1, 2011, between NTELOS Holdings Corp. and S. Craig Highland
21.1**	Subsidiaries of Holdings.
23.1**	Consent of KPMG LLP.

31.1**	Certificate of the principal executive officer pursuant to Rule 13a-14(a).
31.2**	Certificate of the principal financial officer pursuant to Rule 13a-14(a).
31.3*	Certificate of the principal executive officer pursuant to Rule 13a-14(a).
31.4*	Certificate of the principal financial officer pursuant to Rule 13a-14(a).
32.1**	Certificate of the chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously Filed
+	Management contracts and arrangements.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ Rodney D. Dir
Name:	Rodney D. Dir
Title:	President and Chief Executive Officer
Date:	April 30, 2015