Form 10-Q
period 2015-03-31
NTELOS HOLDINGS CORP.
filed 2015-05-01
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,196,422 shares of the registrant’s common stock outstanding as of the close of business on April 23, 2015.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$103,418	$73,546
Restricted cash	2,167	2,167
Accounts receivable, net	50,247	43,668
Inventories and supplies	20,377	18,297
Deferred income taxes	24,923	24,770
Prepaid expenses	13,003	13,543
Other current assets	625	4,626
	214,760	180,617
Assets Held for Sale	59,398	64,271
Securities and Investments	1,522	1,522
Property, Plant and Equipment, net	299,456	289,947
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	44,933	44,933
Customer relationships and trademarks, net	4,885	5,084
Deferred charges and other assets	19,835	18,474
TOTAL ASSETS	$708,489	$668,548
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt	$5,772	$5,816
Accounts payable	21,137	24,541
Advance billings and customer deposits	13,191	14,553
Accrued expenses and other current liabilities	30,408	27,153
	70,508	72,063
Long-Term Debt	518,392	519,592
Retirement Benefits	25,115	25,209
Deferred Income Taxes	47,196	39,620
Other Long-Term Liabilities	63,905	45,016
	654,608	629,437
Commitments and Contingencies
Equity (Deficit)
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 22,223 shares issued and 22,196 shares outstanding (21,634 shares issued and 21,616 shares outstanding at December 31, 2014)	214	214
Additional paid in capital	29,623	28,663
Treasury stock, at cost, 27 shares (18 shares at December 31, 2014)	(324)	(285)
Accumulated deficit	(38,838)	(53,634)
Accumulated other comprehensive loss	(8,973)	(9,090)
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(18,298)	(34,132)
Noncontrolling interests	1,671	1,180
	(16,627)	(32,952)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$708,489	$668,548
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Operating Revenues	$120,206	$122,082
Operating Expenses
Cost of sales and services	53,293	51,758
Customer operations	24,349	27,623
Corporate operations	9,412	11,771
Restructuring	2,008	—
Depreciation and amortization	13,874	19,067
Gain on sale of assets	(15,947)	—
	86,989	110,219
Operating Income	33,217	11,863
Other Expense
Interest expense	(7,917)	(7,959)
Other expense, net	(4)	(1,072)
	(7,921)	(9,031)
Income before Income Taxes	25,296	2,832
Income Taxes	10,009	1,110
Net Income	15,287	1,722
Net Income Attributable to Noncontrolling Interests	(491)	(436)
Net Income Attributable to NTELOS Holdings Corp.	$14,796	$1,286
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.68	$0.06
Weighted average shares outstanding - basic	21,193	21,080
Diluted	$0.65	$0.06
Weighted average shares outstanding - diluted	22,161	22,023
Cash Dividends Declared per Share - Common Stock	$—	$0.42
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net Income Attributable to NTELOS Holdings Corp.	$14,796	$1,286
Other Comprehensive Income:
Amortization of unrealized (gain) loss from defined benefit plans, net of $75 of deferred income taxes in 2015 ($172 in 2014)	117	(271)
Comprehensive Income Attributable to NTELOS Holdings Corp.	14,913	1,015
Comprehensive Income Attributable to Noncontrolling Interests	491	436
Comprehensive Income	$15,404	$1,451
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$15,287	$1,722
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,874	19,067
Gain on sale of assets	(15,947)	—
Deferred income taxes	7,348	86
Equity-based compensation	859	1,311
Amortization of loan origination costs and debt discount	590	801
Write off of unamortized debt issuance costs	—	895
Retirement benefits and other	784	700
Changes in operating assets and liabilities
Accounts receivable	(6,579)	1,195
Inventories and supplies	(2,080)	8,299
Other assets	2,733	(3,609)
Income taxes	2,661	313
Accounts payable	(2,874)	(11,229)
Other liabilities	(1,422)	(1,230)
Retirement benefit distributions	204	173
Net cash provided by operating activities	15,438	18,494
Cash flows from investing activities
Purchases of property, plant and equipment	(22,941)	(13,961)
Proceeds from sale of assets	38,796	—
Other, net	—	2,547
Net cash provided by/(used in) investing activities	15,855	(11,414)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	187,655
Debt issuance and refinancing costs	—	(3,551)
Repayments on senior secured term loans	(1,351)	(149,476)
Cash dividends paid on common stock	—	(9,034)
Other, net	(70)	(77)
Net cash provided by/(used in) financing activities	(1,421)	25,517
Increase in cash	29,872	32,597
Cash, beginning of period	73,546	88,441
Cash, end of period	$103,418	$121,038
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2014	21,616	18	$214	$28,663	$(285)	$(53,634)	$(9,090)	$(34,132)	$1,180	$(32,952)
Equity-based compensation *	580	9		960	(39)			921		921
Net income attributable to NTELOS Holdings Corp.						14,796		14,796		14,796
Amortization of unrealized loss from defined benefit plans, net of $75 of deferred income taxes							117	117		117
Comprehensive income attributable to Noncontrolling Interests								—	491	491
Balance, March 31, 2015	22,196	27	$214	$29,623	$(324)	$(38,838)	$(8,973)	$(18,298)	$1,671	$(16,627)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization
NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or "SNA." See Note 13 for additional information regarding this arrangement. The Company does not have any independent operations.
On December 1, 2014, we entered into an agreement to sell our wireless spectrum licenses in our eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) valued at approximately $56.0 million. The transaction closed on April 15, 2015. We plan to operate in our Eastern Markets until the later of November 15, 2015 or 90 days after the transfer of the spectrum. In conjunction with the agreement to sell, the Company has taken an impairment charge for wireless spectrum and fixed assets, and has incurred restructuring charges.

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
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). These financial statements should be read in conjunction with the Company’s 2014 Form 10-K.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. Effective September 30, 2014, the Company changed the classification of certain costs related to equipment incentives to retain existing customers from customer operations to cost of sales and services to better align our presentation with other wireless carriers. The reclassification resulted in an increase of $9.0 million in cost of sales and services and a corresponding decrease in customer operations expenses for the three months ended March 31, 2014. Additionally, certain information technology (“IT”) costs attributable to supporting billing and internal network and communication services were changed from cost of sales and services to customer operations and corporate operations also to align our presentation with other wireless carriers. The reclassification resulted in a decrease of $3.3 million in cost of sales and services for the three months ended March 31, 2014 and an increase in customer operations expenses of $0.7 million and an increase in corporate operations expenses of $2.6 million for the three months ended March 31, 2014. Net income has not been affected by these reclassifications.

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
On August 15, 2014, the Company launched its Equipment Installment Plan (“EIP”), which offers customers the option to pay for their devices over 24 months with no service contract. Additionally, after a specified period of time, customers have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect the EIP option, the Company recognizes revenue at the point of sale for the full retail price of the device, net of the estimated fair value of imputed interest and the estimated loss on trade-in.
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
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in market rate savings accounts at March 31, 2015 and December 31, 2014 was $54.5 million and $28.5 million, respectively. The remaining $48.9 million and $45.0 million of cash at March 31, 2015 and December 31, 2014, respectively, was held in non-interest bearing deposit accounts.

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

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2015 and 2014 was $5.5 million and $4.0 million, respectively. The Company’s allowance for doubtful accounts was $11.6 million and $8.7 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the allowance for doubtful accounts included $5.0 million related to unbilled equipment receivables.

Pension Benefits and Retirement Benefits Other Than Pensions
The total expense recognized for the Company’s defined benefit and nonqualified pension plans was $0.1 million for both the three months ended March 31, 2015 and 2014, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive income related to actuarial (gains)/losses from the defined benefit plans was $0.1 million and $(0.3) million for the three months ended March 31, 2015 and 2014, respectively, all of which has been reclassified to cost of sales and services, customer operations, and corporate operations on the unaudited condensed consolidated statement of income for the respective periods.

Defined benefit pension plan assets were valued at $23.7 million at March 31, 2015.
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
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three months ended March 31, 2015 and 2014 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of sales and services	$161	$151
Customer operations	178	250
Corporate operations	520	910
Equity-based compensation expense	$859	$1,311
Future charges for equity-based compensation related to securities outstanding at March 31, 2015 for the remainder of 2015 and for the years 2016 through 2019 are estimated to be $2.2 million, $1.6 million, $1.0 million, $0.9 million and less than $0.1 million, respectively.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard is effective for the Company's fiscal year beginning January 1, 2015 and will be applied to relevant transactions.
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
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.

Note 3. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash payments for:
Interest (net of amounts capitalized)	$7,494	$6,771
Income taxes	—	11
Cash received from income tax refunds	3,883	—
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	7,979	16,244
Borrowings under capital leases	35	—
Dividends declared not paid	—	9,142

The amount of interest capitalized was immaterial for each of the three months ended March 31, 2015 and 2014.

Note 4. Equipment Installment Plan Receivables
Certain subscribers have the option to pay for their devices in installments over a 24-month period. The carrying value of installment receivables approximates sales price, net of the deferred interest and estimated losses at time of trade-in. At the time of sale, we impute the interest on the installment receivable and calculate the allowance for trade-in losses, then record them as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts receivable, net" and long-term installment receivables are recorded in "Deferred charges and other assets" in the Condensed Consolidated Balance Sheets.
The following table summarizes the EIP receivables at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
EIP receivables, gross	$27,487	$16,109
Deferred interest	(1,370)	(807)
EIP receivables, net of deferred interest	26,117	15,302
Allowance for credit and trade-in losses	(4,969)	(2,450)
EIP receivables, net	$21,148	$12,852

Classified on the Condensed Consolidated Balance Sheet as:
Accounts receivable, net	$12,500	$5,551
Deferred charges and other assets	10,018	8,108
Advance billings and customer deposits	(788)	(807)
Other Long-Term Liabilities	(582)	—
EIP receivables, net	$21,148	$12,852

Note 5. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	March 31, 2015	December 31, 2014
Land and buildings *	39 to 50 years	$30,788	$30,772
Network plant and equipment	5 to 17 years	452,441	445,940
Furniture, fixtures and other equipment	2 to 18 years	93,746	91,512
		576,975	568,224
Under construction		31,856	18,213
		608,831	586,437
Less: accumulated depreciation		309,375	296,490
Property, plant and equipment, net		$299,456	$289,947
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended March 31, 2015 and 2014 was $13.8 million and $18.3 million, respectively.
Note 6. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of March 31, 2015 that would require it to perform impairment testing.
In conjunction with the agreement to sell the Company's wireless spectrum licenses in the Eastern Markets, the Company calculated the fair value to be $57.9 million, which includes the sales price plus the implied value of the non-cash spectrum leaseback. Accordingly, an impairment charge of $29.0 million was recorded during the fourth quarter of 2014. In addition, the Company transferred these intangible assets to assets held for sale in the Company’s Condensed Consolidated Balance Sheet.
At March 31, 2015 and December 31, 2014, goodwill and radio spectrum licenses were comprised of the following:

	March 31, 2015		December 31, 2014
(In thousands)	Goodwill	Radio Spectrum Licenses	Goodwill	Radio Spectrum Licenses
Balance at beginning of the period	$63,700	$44,933	$63,700	$131,834
Impairment loss in the period	—	—	—	(28,990)
Transferred to assets held for sale	—	—	—	(57,911)
Total	$63,700	$44,933	$63,700	$44,933

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At March 31, 2015 and December 31, 2014, customer relationships and trademarks were comprised of the following:

		March 31, 2015			December 31, 2014
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	17.5 years	$36,900	$(34,387)	$2,513	$36,900	$(34,305)	$2,595
Trademarks	15 years	7,000	(4,628)	2,372	7,000	(4,511)	2,489
Total		$43,900	$(39,015)	$4,885	$43,900	$(38,816)	$5,084

The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.8 million, respectively.

Note 7. Long-Term Debt
At March 31, 2015 and December 31, 2014, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
Senior secured term loans, net of unamortized debt discount	$523,330	$524,504
Capital lease obligations	834	904
	524,164	525,408
Less: current portion of long-term debt	5,772	5,816
Long-term debt	$518,392	$519,592
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
The aggregate maturities of long-term debt outstanding at March 31, 2015, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2015	$4,054
2016	5,405
2017	5,405
2018	5,405
2019	506,725
Total	$526,994
The Company’s blended average effective interest rate on its long-term debt was approximately 6.3% for both the three months ended March 31, 2015 and 2014, respectively.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than 4.25:1.00. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended March 31, 2015 there was no Excess Cash Flow. The balance of the Restricted Payments basket as of March 31, 2015 was $66.6 million and the Leverage Ratio for the Company was 4.32:1.00.

Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2015, the carrying value and accumulated depreciation of these assets was $2.5 million and $1.1 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.8 million. At March 31, 2015, the principal portion of these capital lease obligations was payable as follows: $0.3 million for the remainder of 2015, $0.3 million in 2016, $0.1 million in 2017, $0.1 million in 2018 and less than $0.1 million in 2019 and 2020.

Note 8. Restructuring Charges
In December 2014, the Company announced its intention to sell its wireless spectrum and wind down its operations in the Eastern Markets, and to reduce related corporate operating expenses during fiscal year 2015. In conjunction, restructuring liabilities have been established for employee separations, lease abandonments, operating lease terminations, and other related costs, which are recorded in current liabilities in the Consolidated Balance Sheet. A summary of the restructuring liabilities is presented below:

(In thousands)	Employee Separation	Contract Terminations	Other	Total
Expected period of Recognition	2014-2015	2014-2015	2014-2015
Projected Range at Completion	$2,000 - $4,000	$40,000 - $45,000	$8,000 - $11,000	$50,000 - $60,000
Cumulative charges incurred as of March 31, 2015	$3,234	$1,312	$1,125	$5,671

Balance as of December 31, 2014	$1,496	$879	$1,025	$3,400
Charges	1,654	322	32	2,008
Utilization	(1,480)	(634)	(83)	(2,197)
Balance as of March 31, 2015	$1,670	$567	$974	$3,211

Employee separation costs for certain Eastern Market and corporate employees of $1.7 million consist of severance to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2015. Contract termination costs of $0.6 million include lease abandonment costs for retail stores in our Eastern Markets and other termination costs for contractual network services obligations. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. Contract termination costs are expected to be paid through 2019 absent any settlements with vendors. Other costs of $1.0 million include legal and advisory fees expected to be paid during 2015.

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
Long-Term Investments
At March 31, 2015 and December 31, 2014, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in other expense. The Company recorded an immaterial loss for the three months ended March 31, 2015 and a loss of $0.1 million for the three months ended March 31, 2014.
The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
March 31, 2015
Nonderivatives:
Financial assets:
Cash	$103,418		$103,418	$103,418
Restricted cash	2,167		2,167	2,167
Accounts receivable, net	50,247		50,247	50,247
Long-term investments for which it is not practicable to estimate fair value	N/A		1,522	N/A
Financial liabilities:
Term Loans	526,994		523,330	450,580
Capital lease obligations	834		834	834
Derivative related to debt:
Interest rate cap asset	350,000	*	—	—
December 31, 2014
Nonderivatives:
Financial assets:
Cash	$73,546		$73,546	$73,546
Restricted cash	2,167		2,167	2,167
Accounts receivable, net	43,668		43,668	43,668
Long-term investments for which it is not practicable to estimate fair value	N/A		1,522	N/A
Financial liabilities:
Term Loans	528,345		525,504	459,660
Capital lease obligations	904		904	904
Derivative related to debt:
Interest rate cap asset	350,000	*	—	—
* Notional amount

The fair value of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at March 31, 2015 and December 31, 2014, respectively. The fair value of the derivative instrument was based on a quoted market price at March 31, 2015 and December 31, 2014, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 10. Equity and Earnings Per Share
The computations of basic and diluted earnings per share for the three and three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Numerator:
Net income	$14,796	$1,286
Net income applicable to participating securities	459	—
Net income applicable to common shares	$14,337	$1,286
Denominator:
Total shares outstanding	22,196	21,657
Less: unvested shares	(965)	(570)
Less: effect of calculating weighted average shares	(38)	(7)
Denominator for basic earnings per common share - weighted average shares outstanding	21,193	21,080
Plus: weighted average unvested shares	781	628
Plus: common stock equivalents of stock options	187	315
Denominator for diluted earnings per common share - weighted average shares outstanding	22,161	22,023

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three months ended March 31, 2014, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three months ended March 31, 2015 and 2014, the denominator for diluted earnings per common share excludes approximately 1.6 million and 1.8 million shares, respectively which were related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the three months ended March 31, 2015, the Company issued 261,503 stock options under the Employee Equity Incentive Plans. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date.
During the three months ended March 31, 2015, the Company issued 415,401 shares of restricted stock under the Employee Equity Incentive Plans and 87,525 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the three months ended March 31, 2015, the Company granted 28,031 PSUs under the Employee Equity Incentive Plans to certain key employees. These PSUs vest on December 31, 2016 and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the

Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date. At March 31, 2015, the Company had accrued approximately $0.2 million in dividend equivalent units.
The summary of the activity and status of the Company’s stock option awards for the three months ended March 31, 2015 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	1,583	$19.09
Granted during the period	261	6.00
Exercised during the period	(1)	0.58
Forfeited during the period	(245)	20.76
Stock options outstanding at March 31, 2015	1,598	$16.71	7.1 years	$—
Exercisable at March 31, 2015	937	$20.23	6.0 years	$—
Total expected to vest after March 31, 2015	595	$13.01
The fair value of each common stock option award granted during the three months ended March 31, 2015 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2015 and 2014 was $1.72 and $1.02, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was less than $0.1 million. The total fair value of options that vested during the three months ended March 31, 2015 and 2014 was $0.5 million and $1.1 million, respectively. As of March 31, 2015, there was $0.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2015	245	$14.93
Granted during the period	503	5.37
Vested during the period	(75)	19.01
Forfeited during the period	(5)	18.03
Restricted stock awards outstanding at March 31, 2015	668	$7.25

At March 31, 2015, there was $3.5 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the three months ended March 31, 2015 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2015	99	$11.24
Granted during the period	28	7.33
Vested during the period	—	—
Forfeited during the period	(11)	11.22
Performance stock units outstanding at March 31, 2015	116	$10.29

At March 31, 2015, there was $0.6 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month and generally settle on the second business day of the following month. During the three months ended March 31, 2015 and 2014, 3,785 shares and 2,108 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the three months ended March 31, 2015 and 2014 was immaterial.

Note 12. Income Taxes
Income tax expense for the three months ended March 31, 2015 was $10.0 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. The Company has provided for income taxes using a year to date calculation as it is unable to reliably estimate the annual effective income tax rate.

Note 13. Strategic Network Alliance
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
The Company generated 28.9% and 32.2% of its revenue from the SNA for the three months ended March 31, 2015 and 2014, respectively.

Note 14. Tower Sale and Leaseback
During the three months ended March 31, 2015, the Company completed its sale leaseback transaction for 91 of 103 towers committed to be sold. The Company intends to sell and leaseback the remaining towers during 2015. For the towers sold during the three months ended March 31, 2015, the Company received net proceeds of $38.8 million. The Company applied the guidance under FASB ASC 840, Leases, to the sale and leaseback and recorded a gain on the sale of assets of $15.9 million and deferred gain of $17.6 million. The current gain is included in the Condensed Consolidated Statement of Income as "Gain on sale of assets." The leasebacks are generally for a term of 10 years with options to renew and are accounted for as operating leases. The deferred gain is amortized on a straight-line basis over the remaining life of the lease of approximately 10 years as of March 31, 2015 and will be included as a reduction in the "Cost of sales and services" in the Condensed Consolidated Statement of Income. At March 31, 2015, the Company recorded on the Condensed Consolidated Balance Sheet $2.2 million of deferred gain under "Accrued expenses and other current liabilities" and $15.4 million in "Other Long-Term Liabilities."

Note 15. Commitments and Contingencies
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
In accordance with the tower sale and leaseback transaction discussed in Note 14, the Company entered into operating leases, generally for a term of 10 years, with future minimum lease payments totaling approximately $21.0 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A, Risk Factors" and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").
OVERVIEW
Our summary operating results presented below are before the impact of income taxes and amounts attributable to noncontrolling interests.
General
We are a leading regional provider of digital wireless communications services to consumers and businesses primarily in Virginia and West Virginia, as well as parts of Maryland, North Carolina, Pennsylvania, Ohio and Kentucky. We offer wireless voice and digital data PCS products and services to retail and business customers under the “NTELOS Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or the “SNA”.
Sale of Virginia East Spectrum and Wind Down of Eastern Markets
On December 2, 2014, we announced that we would focus our business operations exclusively in our Western Markets, as defined by our territories primarily in western Virginia and West Virginia, where we have experienced strong operating performance, have a favorable competitive position for our branded retail offering and where we benefit operationally and financially from our SNA with Sprint. In connection with this refocus, we entered into an agreement, on December 1, 2014, to sell our 1900 MHz PCS wireless spectrum licenses in our eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) to T-Mobile for $56.0 million. The transaction closed on April 15, 2015.

In conjunction with the spectrum sale, we have begun to wind down our network and retail operations in our Eastern Markets. In order to facilitate the wind down, we entered into a lease agreement with T-Mobile which allows us to continue using the Eastern Market licenses for varying terms ranging from the closing date through November 15, 2015.
Due to the sale of our spectrum and the wind down of our Eastern Markets operations, we have experienced declines in our revenue and cost of sales and services. These declines are directly related to the accelerated decline of our subscriber base and elimination of new subscriber additions. In addition, customer and corporate operations expenses are down as we aggressively focus on cost containment associated with the wind down of the Eastern Markets operations. Accordingly, current year results are not comparable to prior periods.
Our Business
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
At March 31, 2015, our wireless retail business, including both our Western and Eastern Markets, had approximately 414,700 subscribers, representing a penetration of approximately 6.9% of our total covered population. Of the 414,700 total retail subscribers, total postpay subscribers were 294,300 at March 31, 2015 compared to 306,800 at March 31, 2014 and total prepay subscribers were 120,400 at March 31, 2015 compared to 161,200 at March 31, 2014.
In our Western Markets, our postpay subscriber base of 224,700 has increased by 6.8% from March 31, 2014 to March 31, 2015 and our prepay subscriber base of 65,400 has decreased by 2.1% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.
On August 15, 2014 we launched our Equipment Installment Plan (“EIP”) which offers customers the option to pay for their devices over 24 months and features service plan discounts and no service contracts. This offering allows the customer to purchase a device with zero down, provides discounts on service plans and provides the ability to upgrade more frequently than traditional plans. We have seen significant adoption rates by new and existing customers under the EIP program.
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading our network to 4G LTE. At March 31, 2015, we had approximately 1.4 million LTE Covered POPs, or 44%, of our total 3.1 million covered POPs in our Western Markets.
Strategic Network Alliance
We are the exclusive PCS service provider and have contracted to exclusively provide LTE Services in our western Virginia and West Virginia service area (“SNA service area”), which is wholly within our Western Markets, for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 we entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, we are required to upgrade our network in the SNA service area to provide LTE Services. As part of the amendment we lease spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides us access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease in the fixed fee element. We account for this fixed fee portion of SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
For the three months ended March 31, 2015 and 2014, we realized wholesale revenues of $35.3 million and $40.2 million, respectively, of which $34.8 million and $39.3 million, respectively, related to the SNA.

Towers Sale
In January 2015, we announced that we entered into a definitive agreement to sell up to 103 towers for approximately $43.0 million. The agreement provides that we will enter into long term lease agreements on the sold towers that are located in our Western Markets. During the three months ended March 31, 2015 we closed on the sale of 91 towers with net proceeds to us of approximately $38.8 million. We intend to sell and leaseback the remaining 12 towers during 2015. For additional information, see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS – OVERVIEW

Three-Month Results
Operating revenues decreased $1.9 million, or 1.6%, to $120.2 million for the three months ended March 31, 2015 compared to $122.1 million for the three months ended March 31, 2014 consisting of a $2.5 million increase in retail revenues and a $4.4 million decrease in wholesale and other revenues. Operating income increased $21.3 million, or 179.0%, to $33.2 million for the three months ended March 31, 2015 compared to $11.9 million for the three months ended March 31, 2014 reflecting the gain on sale of tower assets and reduction in operating expenses related to the wind down of our Eastern Markets. Income before income taxes increased $22.5 million to $25.3 million for the three months ended March 31, 2015 compared to $2.8 million for the three months ended March 31, 2014 for the reasons discussed above and a reduction in other expenses.
For further detail regarding our operating results, see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three months ended March 31, 2015 and 2014 below.

Other Overview Discussion
To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we reference the non-GAAP measure Average Monthly Revenue per Account ("ARPA") to measure our postpay wireless performance. We use this measure, along with other performance metrics such as average billings per subscriber, subscribers, and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance.

Our postpay service plan, nControl, is customizable for families and individuals with multiple devices and facilitates the sharing of data, minutes and SMS allowances among these devices. As our customers continue to adopt these plans and add smartphone devices, we focus on ARPA as a key metric for postpay service revenue. We closely monitor the effects of new rate plans and service offerings on ARPA in order to determine their effectiveness. We believe ARPA provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. ARPA as calculated below may not be similar to ARPA measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of operations.
The tables below provide a reconciliation of operating revenues to postpay subscriber revenues used to calculate Total ARPA and Western Markets ARPA for the three months ended March 31, 2015 and 2014.

Total ARPA	Three Months Ended March 31,
(Dollars in thousands, except ARPA)	2015	2014
Operating revenues	$120,206	$122,082
Less: prepay service revenues	(12,365)	(16,960)
Less: equipment revenues	(17,389)	(7,491)
Less: wholesale and other adjustments	(36,866)	(40,018)
Postpay service revenues	$53,586	$57,613

Account Statistics:
Postpay ARPA	$125.98	$137.47
Postpay accounts (1)	138,500	138,400
Postpay subscribers per account (1)	2.1	2.2

(1) End of period

Western Markets ARPA	Three Months Ended March 31,
(Dollars in thousands, except ARPA)	2015	2014
Operating revenues	$95,311	$89,166
Less: prepay service revenues	(6,235)	(6,700)
Less: equipment revenues	(16,703)	(4,556)
Less: wholesale and other adjustments	(35,612)	(40,139)
Postpay service revenues	$36,761	$37,771

Account Statistics:
Postpay ARPA	$122.04	$136.60
Postpay accounts (1)	101,900	91,400
Postpay subscribers per account (1)	2.2	2.3

(1) End of period

ARPA in our Western Markets decreased for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of pricing declines driven by the competitive environment and service plan discounts offered with EIP. We expect ARPA to continue to be under pressure as our competition stays focused on price incentives and due to increased acceptance of EIP with its associated service plan discounts.

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

•	Restructuring – includes one time separation charges and contract termination fees related to the exit of our Eastern Markets;

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	Gain on sale of assets - includes the gain from the sale of towers.

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
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three months ended March 31, 2015 and 2014. The VA Alliance made no capital distributions to the minority owners during the three months ended March 31, 2015 and 2014.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 AND 2014
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Variance	% Variance
Retail revenue	$83,923	$81,367	$2,556	3.1%
Wholesale and other revenue	36,283	40,715	(4,432)	(10.9)%
Total operating revenues	$120,206	$122,082	$(1,876)	(1.5)%

Retail Revenue
Retail revenue in our Western Markets improved $10.8 million, or 22.0%, due to an increase in equipment revenues of $12.1 million, or 266.5%, offset by a decrease in service revenue of $1.4 million, or 3.1%. Postpay service revenue decreased as a result of higher adoption rates of promotional pricing plans as a result of competitive pricing pressures and service plan discounts offered with EIP. Prepay service revenues decreased for the three months ended March 31, 2015, as compared to the same period in 2014, as a result of a decline in subscribers and revenue per unit driven by the competitive landscape. Equipment revenues increased for the three months ended March 31, 2015 reflecting an increase in retail pricing driven by continued smartphone adoption and the launch of EIP. The improvement in retail revenue in our Western Markets was offset by the decline in retail revenues of $8.2 million, or 25.3%, in our Eastern Markets as we wind down those operations.
Wholesale and Other Revenue
Wholesale and roaming revenues in our Western Markets decreased $4.6 million, or 11.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily reflecting a $4.5 million decrease in revenue from the SNA. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014. We expect this year over year trend to continue. Roaming revenues from carriers other than Sprint declined $0.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Variance	% Variance
Cost of sales and services	$53,293	$51,758	$1,535	3.0%
Customer operations	24,349	27,623	(3,274)	(11.9)%
Corporate operations	9,412	11,771	(2,359)	(20.0)%
Restructuring	2,008	—	2,008	—%
Depreciation and amortization	13,874	19,067	(5,193)	(27.2)%
Gain on sale of assets	(15,947)	—	(15,947)	—%
Total operating expenses	$86,989	$110,219	$(23,230)	(21.1)%
Cost of Sales and Services – Cost of sales and services in our Western Markets increased $9.3 million, or 26.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to a $7.2 million increase in equipment costs and a $1.2 million increase in non-cash spectrum lease expenses related to the SNA agreement. These increases were offset by a decrease in cost of sales and services of $7.7 million, or 44.9%, in our Eastern Markets as we wind down those operations.
Customer Operations – Customer operations expense in our Western Market increased $3.5 million, or 22.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 driven by an increase in advertising and marketing costs of $0.9 million, or 26.7%, and an increase in other general selling expenses of $2.7 million, or 20.9%. These increases were offset by a decrease in customer operations of $6.8 million, or 58.7%, in our Eastern Markets due to the cost containment and wind down of those operations.
Corporate Operations – Corporate operations expense in our Western Markets increased $0.9 million, or 11.7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. There was a decrease in corporate operations of $3.3 million, or 80.5%, in our Eastern Markets due to the cost containment and wind down of those operations.
Restructuring – Restructuring expense was $2.0 million for the three months ended March 31, 2015 due primarily to severance charges and contract termination fees associated with the wind down of the business in the Eastern Markets. We will continue to incur restructuring charges throughout 2015 as we continue the wind down.
Depreciation and Amortization – Depreciation and amortization expenses decreased $5.2 million, or 27.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the write down and abandonment of property, plant, and equipment recorded in the fourth quarter of 2014 in our Eastern Markets due to the spectrum sale.
Gain on sale of assets – Gain on sale of assets was $15.9 million, for the three months ended March 31, 2015 due to the sale of tower assets.
OTHER EXPENSE
Interest expense remained constant for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Other expenses decreased $1.1 million primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred debt issuance cost associated with the refinancing in January 2014.

INCOME TAXES
Income tax expense for the three months ended March 31, 2015 and 2014 was $10.0 million and $1.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of March 31, 2015, we had $103.4 million of cash, compared to $73.5 million as of December 31, 2014, of which $54.5 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $48.9 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at March 31, 2015 has a rating of A1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $144.3 million as of March 31, 2015 compared to $108.6 million as of December 31, 2014.
As of March 31, 2015, we had $654.6 million in aggregate long-term liabilities, compared to $629.4 million as of December 31, 2014, consisting of $518.4 million in long-term debt, including capital lease obligations, and approximately $136.2 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes and asset retirement obligations. Further information regarding long-term debt obligations at March 31, 2015 is provided in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended March 31, 2015 there was no excess cash flow. The balance of the Restricted Payments basket as of March 31, 2015 was $66.6 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of March 31, 2015, there were no commitments associated with the Incremental Commitments and the leverage ratio for the Company was 4.32:1.00.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the three months ended March 31, 2015 and 2013, respectively:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$15,438	$18,494
Net cash provided by/(used in) investing activities	15,855	(11,414)
Net cash provided by/(used in) financing activities	(1,421)	25,517

Operating Activities
Our cash flows from operating activities for the three months ended March 31, 2015 of $15.4 million decreased $3.1 million, or 16.5%, compared to the cash flows from operating activities of $18.5 million for the three months ended March 31, 2014. Our operating income, exclusive of non-cash items such as depreciation and amortization and gain on sale of assets, decreased compared to prior year. Net changes in working capital further decreased cash provided by operating activities. The decrease is primarily due to an increase in accounts receivable resulting from EIP sales and an increase in inventory.

Investing Activities
As we continue to upgrade our network, we invested $22.9 million in capital expenditures for the three months ended March 31, 2015. This was an increase of $8.9 million compared to the $14.0 million of capital expenditures for the same period last year. Included in the capital spending for the three months ended March 31, 2015 was $21.4 million of expenditures for additional capacity to support our projected growth, and $1.5 million to maintain our existing networks and other business needs. These capital expenditures were offset by net proceeds of $38.8 million from the sale of our tower assets. We currently expect capital expenditures for full year 2015 to be between $95.0 million to $105.0 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015 was $1.4 million compared to net cash provided by financing activities of $25.5 million for the three months ended March 31, 2014, which reflected $1.4 million of principal payments on the long term debt. Included in the financing activity for the three months ended March 31, 2014 was $39.5 million net proceeds from the January 2014 debt refinancing, offset by $9.0 million in cash dividends, $3.6 million in debt issuance costs and $1.4 million of principal payments on the long term debt.
We believe that our current cash balances of $103.4 million, our cash flows from operations and other capital resources will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan, for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $527.0 million at March 31, 2015. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.8 million as of March 31, 2015.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At March 31, 2015, our financial assets included cash of $103.4 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at March 31, 2015.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at March 31, 2015, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$523,330	$450,580	$465,740	$428,813
Capital lease obligations	834	834	917	750
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At March 31, 2015, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at March 31, 2015 we had approximately $54.5 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this quarterly report as well as other information in our subsequent filings with the SEC, you should carefully consider the risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended March 31, 2015 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at March 31, 2015. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date. A summary of our repurchases of common stock during the first quarter of 2015 is as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1 - 31, 2015	3,755	4.19	—	—
March 1 - 31, 2015	4,299	5.48	—	—
Total	8,054	4.88	—	—

1
During the three months ended March 31, 2015, the Company repurchased restricted common stock in order to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Rodney D. Dir, President and Chief Executive Officer, Pursuant to Rule 13a-14(a).

31.2*	Certification of Stebbins B. Chandor Jr., Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary, Pursuant to Rule 13a-14(a).

32.1*	Certification of Rodney D. Dir, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NTELOS HOLDINGS CORP.

Dated: May 1, 2015	By:	/s/ Rodney D. Dir
Rodney D. Dir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2015	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: May 1, 2015	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)