Form 10-Q
period 2015-06-30
NTELOS HOLDINGS CORP.
filed 2015-07-28
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,234,599 shares of the registrant’s common stock outstanding as of the close of business on July 24, 2015.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$144,293	$73,546
Restricted cash	2,167	2,167
Accounts receivable, net	52,771	43,668
Inventories and supplies	16,282	18,297
Deferred income taxes	24,034	24,770
Prepaid expenses	14,684	13,543
Other current assets	336	4,626
	254,567	180,617
Assets Held for Sale	1,454	64,271
Securities and Investments	1,522	1,522
Property, Plant and Equipment, net	308,422	289,947
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	44,933	44,933
Customer relationships and trademarks, net	4,688	5,084
Deferred charges and other assets	20,869	18,474
TOTAL ASSETS	$700,155	$668,548
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt	$5,728	$5,816
Accounts payable	15,474	24,541
Advance billings and customer deposits	12,266	14,553
Accrued expenses and other current liabilities	35,522	27,153
	68,990	72,063
Long-Term Debt	517,111	519,592
Retirement Benefits	24,996	25,209
Deferred Income Taxes	36,282	39,620
Other Long-Term Liabilities	67,073	45,016
	645,462	629,437
Commitments and Contingencies
Equity (Deficit)
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 22,261 shares issued and 22,234 shares outstanding (21,634 shares issued and 21,616 shares outstanding at December 31, 2014)	214	214
Additional paid in capital	30,449	28,663
Treasury stock, at cost, 27 shares (18 shares at December 31, 2014)	(325)	(285)
Accumulated deficit	(37,228)	(53,634)
Accumulated other comprehensive loss	(8,855)	(9,090)
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(15,745)	(34,132)
Noncontrolling interests	1,448	1,180
	(14,297)	(32,952)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$700,155	$668,548
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Retail Revenue	$58,223	$72,935	$124,757	$146,811
Wholesale and other revenue	37,647	38,300	73,930	79,015
Equipment sales	12,454	6,560	29,843	14,051
Operating Revenues	108,324	117,795	$228,530	239,877

Operating Expenses
Cost of services	32,017	29,180	61,675	57,085
Cost of equipment sold	20,038	22,144	43,673	45,997
Customer operations	20,499	25,377	44,848	53,000
Corporate operations	9,975	11,261	19,387	23,032
Restructuring	1,602	—	3,610	—
Depreciation and amortization	14,485	19,929	28,359	38,996
Gain on sale of assets	(802)	—	(16,749)	—
	97,814	107,891	184,803	218,110
Operating Income	10,510	9,904	43,727	21,767
Other Expense
Interest expense	(7,574)	(8,315)	(15,491)	(16,274)
Other income (expense), net	35	(92)	31	(1,164)
	(7,539)	(8,407)	(15,460)	(17,438)
Income before Income Taxes	2,971	1,497	28,267	4,329
Income Taxes	1,090	640	11,099	1,750
Net Income	1,881	857	17,168	2,579
Net Income Attributable to Noncontrolling Interests	(271)	(373)	(762)	(809)
Net Income Attributable to NTELOS Holdings Corp.	$1,610	$484	$16,406	$1,770
Earnings per Share Attributable to NTELOS Holdings Corp.
Basic	$0.07	$0.02	$0.74	$0.08
Weighted average shares outstanding - basic	21,242	21,099	21,218	21,090
Diluted	$0.07	$0.02	$0.71	$0.08
Weighted average shares outstanding - diluted	22,564	22,039	22,347	22,037
Cash Dividends Declared per Share - Common Stock	$—	$0.42	$—	$0.84
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net Income Attributable to NTELOS Holdings Corp.	$1,610	$484	$16,406	$1,770
Other Comprehensive Income:
Amortization of unrealized (gain) loss from defined benefit plans, net of $75 and $150 of deferred income taxes in 2015, respectively ($172 and $344 in 2014, respectively)	117	(270)	235	(541)
Unrecognized loss from defined benefit plans, net of $243 of deferred income taxes in 2014	—	(382)	—	(382)
Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	1,727	(168)	16,641	847
Comprehensive Income Attributable to Noncontrolling Interests	271	373	762	809
Comprehensive Income	$1,998	$205	$17,403	$1,656
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$17,168	$2,579
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,359	38,996
Gain on sale of assets	(16,749)	—
Deferred income taxes	(2,752)	136
Equity-based compensation	1,769	2,594
Amortization of loan origination costs and debt discount	1,187	1,442
Write off of unamortized debt issuance costs	—	895
Retirement benefits and other	1,509	1,158
Changes in operating assets and liabilities
Accounts receivable	(9,103)	(4,207)
Inventories and supplies	2,015	8,461
Income taxes	7,838	146
Prepaid expenses and other assets	1,812	(955)
Accounts payable	(7,835)	(6,989)
Accrued expenses and other liabilities	(722)	2,298
Retirement benefit distributions	144	424
Net cash provided by operating activities	24,640	46,978
Cash flows from investing activities
Purchases of property, plant and equipment	(47,108)	(43,844)
Proceeds from sale of assets	96,633	—
Other, net	—	2,381
Net cash provided by/(used in) investing activities	49,525	(41,463)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	187,655
Debt issuance and refinancing costs	—	(3,551)
Repayments on senior secured term loans	(2,703)	(150,822)
Cash dividends paid on common stock	—	(18,130)
Capital distributions to noncontrolling interests	(494)	(551)
Other, net	(221)	(217)
Net cash provided by/(used in) financing activities	(3,418)	14,384
Increase in cash	70,747	19,899
Cash, beginning of period	73,546	88,441
Cash, end of period	$144,293	$108,340
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2014	21,616	18	$214	$28,663	$(285)	$(53,634)	$(9,090)	$(34,132)	$1,180	$(32,952)
Equity-based compensation *	618	9		1,786	(40)			1,746		1,746
Capital distribution to noncontrolling interests								—	(494)	(494)
Net income attributable to NTELOS Holdings Corp.						16,406		16,406		16,406
Amortization of unrealized loss from defined benefit plans, net of $150 of deferred income taxes							235	235		235
Comprehensive income attributable to noncontrolling interests								—	762	762
Balance, June 30, 2015	22,234	27	$214	$30,449	$(325)	$(37,228)	$(8,855)	$(15,745)	$1,448	$(14,297)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
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
On December 1, 2014, we entered into an agreement to sell our wireless spectrum licenses in our eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) valued at approximately $56.0 million. The transaction closed on April 15, 2015. We plan to operate in our Eastern Markets until November 15, 2015. In conjunction with the agreement to sell, the Company has taken an impairment charge for wireless spectrum and fixed assets, and has incurred restructuring charges.

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

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. Effective September 30, 2014, the Company changed the classification of certain costs related to equipment incentives to retain existing customers from customer operations to cost of sales to better align our presentation with other wireless carriers. The reclassification resulted in an increase of $8.4 million and $17.4 million in cost of sales and a corresponding decrease in customer operations expenses for the three and six months ended June 30, 2014, respectively. Additionally, certain information technology (“IT”) costs attributable to supporting billing and internal network and communication services were changed from cost of services to customer operations and corporate operations also to align our presentation with other wireless carriers. The reclassification resulted in a decrease of $2.3 million and $5.6 million in cost of services for the three and six months ended June 30, 2014, respectively, and an increase in customer operations expenses of $0.6 million and $1.4 million and an increase in corporate operations expenses of $1.7 million and $4.2 million for the three and six months ended June 30, 2014, respectively. Net income has not been affected by these reclassifications.

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
The Company earns retail and wholesale revenues by providing access to and usage of its networks. Retail and certain wholesale revenues are recognized as services are provided. In long-term contracts certain fixed elements are required to be recognized on a straight-line basis over the term of the agreement. Revenues for equipment sales are recognized at the point of sale. Wireless handsets and other devices sold with service contracts are generally sold at prices below cost, based on the terms of the service contracts. The Company recognizes the entire cost of the handsets at the time of sale.
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
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in market rate savings accounts at June 30, 2015 and December 31, 2014 was $109.6 million and $28.5 million, respectively. The remaining $34.7 million and $45.0 million of cash at June 30, 2015 and December 31, 2014, respectively, was held in non-interest bearing deposit accounts.

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

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended June 30, 2015 and 2014 was $5.6 million and $3.3 million, respectively. Bad debt expense for the six months ended June 30, 2015 and 2014 was $11.1 million and $7.3 million, respectively. The Company’s allowance for doubtful accounts was $12.9 million and $8.7 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the allowance for doubtful accounts included $6.2 million related to unbilled equipment receivables.

Accrued Expenses and Other Current Liabilities

(In thousands)	June 30, 2015	December 31, 2014
Accrued payroll	$5,042	$6,545
Accrued taxes	12,431	5,383
Accrued restructuring	3,521	3,400
Other	14,528	11,825
Total	$35,522	$27,153

Pension Benefits and Retirement Benefits Other Than Pensions
The total expense recognized for the Company’s defined benefit and nonqualified pension plans was $0.1 million for both the three months ended June 30, 2015 and 2014, respectively, and $0.2 million, for both the six months ended June 30, 2015 and 2014, respectively, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive loss related to actuarial (gains)/losses from the defined benefit plans was $0.1 million and $(0.3) million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $(0.5) million for the six months ended June 30, 2015 and 2014, respectively, all of which has been reclassified to cost of services, customer operations, and corporate operations on the unaudited condensed consolidated statements of income for the respective periods.
Defined benefit pension plan assets were valued at $23.4 million at June 30, 2015.
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
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three and six months ended June 30, 2015 and 2014 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cost of services	$177	$167	$338	$318
Customer operations	216	259	335	509
Corporate operations	510	857	1,096	1,767
Equity-based compensation expense	$903	$1,283	$1,769	$2,594
Future charges for equity-based compensation related to securities outstanding at June 30, 2015 for the remainder of 2015 and for the years 2016 through 2019 are estimated to be $1.4 million, $1.6 million, $1.0 million, $0.2 million and less than $0.1 million, respectively.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard was effective for the Company's fiscal year beginning January 1, 2015 and has been applied to relevant transactions.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a framework that replaces the existing revenue recognition guidance and is intended to improve the financial reporting requirements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption being prohibited. The impact of application of this ASU on the Company's financial statements has not been determined.
In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  The guidance is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.
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
In April 2015, FASB ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance regarding cloud computing arrangements. The guidance requires registrants to account for a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

Note 3. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash payments for:
Interest (net of amounts capitalized)	$14,757	$14,276
Income taxes	6,100	701
Cash received from income tax refunds	3,971	239
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	7,281	3,266
Borrowings under capital leases	35	292
Dividends declared not paid	—	9,262

The amount of interest capitalized was immaterial for each of the six months ended June 30, 2015 and 2014.

Note 4. Equipment Installment Plan Receivables
Certain subscribers have the option to pay for their devices in installments over a 24-month period. The carrying value of installment receivables approximates sales price, net of the deferred interest and estimated losses at time of trade-in. At the time of sale, we impute the interest on the installment receivable using current market interest rate estimates and calculate the allowance for trade-in losses using estimates based on current trade-in values, then record them as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. The estimates for interest rates and trade-in values are subject to change based on assumptions related to economic conditions, subscriber credit trends, trade-in probability and timing and the handset trade-in value. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts receivable, net" and long-term installment receivables are recorded in "Deferred charges and other assets" in the unaudited condensed consolidated balance sheets.

The following table summarizes the EIP receivables at June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
EIP receivables, gross	$32,201	$16,109
Deferred interest	(1,600)	(807)
EIP receivables, net of deferred interest	30,601	15,302
Allowance for credit and trade-in losses	(6,151)	(2,450)
EIP receivables, net	$24,450	$12,852

Classified on the unaudited Condensed Consolidated Balance Sheets as:
Accounts receivable, net	$14,656	$5,551
Deferred charges and other assets	11,394	8,108
Advance billings and customer deposits	(957)	(807)
Other Long-Term Liabilities	(643)	—
EIP receivables, net	$24,450	$12,852

Note 5. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	June 30, 2015	December 31, 2014
Land and buildings *	39 to 50 years	$30,689	$30,772
Network plant and equipment	5 to 17 years	459,893	445,940
Furniture, fixtures and other equipment	2 to 18 years	94,714	91,512
		585,296	568,224
Under construction		42,133	18,213
		627,429	586,437
Less: accumulated depreciation		319,007	296,490
Property, plant and equipment, net		$308,422	$289,947
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended June 30, 2015 and 2014 was $13.9 million and $19.2 million, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $27.8 million and $37.5 million, respectively.
During the three months ended June 30, 2015, the Company began negotiating to sell certain facilities in the Eastern Markets. Based on bids received for these facilities, the Company recorded an impairment charge of approximately $0.2 million during the three months ended June 30, 2015.
Note 6. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of June 30, 2015 that would require it to perform impairment testing.
In conjunction with the agreement to sell the Company's wireless spectrum licenses in the Eastern Markets, the Company calculated the fair value to be $57.9 million, which includes the sales price plus the implied value of the non-cash spectrum leaseback. Accordingly, an impairment charge of $29.0 million was recorded during the fourth quarter of 2014. In addition, the Company transferred these intangible assets to assets held for sale in the Company’s unaudited condensed consolidated balance sheets. The transaction closed in April 2015 and the assets are no longer reflected in the Company’s unaudited condensed consolidated balance sheets at June 30, 2015.

At June 30, 2015 and December 31, 2014, goodwill and radio spectrum licenses were comprised of the following:

	June 30, 2015		December 31, 2014
(In thousands)	Goodwill	Radio Spectrum Licenses	Goodwill	Radio Spectrum Licenses
Balance at beginning of the period	$63,700	$44,933	$63,700	$131,834
Impairment loss in the period	—	—	—	(28,990)
Transferred to assets held for sale	—	—	—	(57,911)
Total	$63,700	$44,933	$63,700	$44,933

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At June 30, 2015 and December 31, 2014, customer relationships and trademarks were comprised of the following:

		June 30, 2015			December 31, 2014
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	17.5 years	$36,900	$(34,468)	$2,432	$36,900	$(34,305)	$2,595
Trademarks	15 years	7,000	(4,744)	2,256	7,000	(4,511)	2,489
Total		$43,900	$(39,212)	$4,688	$43,900	$(38,816)	$5,084
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for the three months ended June 30, 2015 and 2014 was $0.2 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $0.4 million and $1.5 million, respectively.

Note 7. Long-Term Debt
At June 30, 2015 and December 31, 2014, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014
Senior secured term loans, net of unamortized debt discount	$522,156	$524,504
Capital lease obligations	683	904
	522,839	525,408
Less: current portion of long-term debt	5,728	5,816
Long-term debt	$517,111	$519,592
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
On January 31, 2014, the Company completed the refinancing of Term Loan A, which converted the outstanding principal balance of $148.1 million of Term Loan A into Term Loan B, and borrowed an additional $40.0 million under Term Loan B. The additional Term Loan B borrowings bear the same interest rate, maturity and other terms as the Company’s existing Term Loan B borrowings. In connection with the refinancing, the Company incurred approximately $3.8 million in creditor and third party fees, of which $3.7 million was deferred and is being amortized to interest expense over the life of the debt using the effective interest method. The Company also deferred $0.5 million in debt discounts related to the new Term Loan B borrowings, which are being accreted to the Term Loan B using the effective interest method over the life of the debt and are reflected in interest expense. Additionally, the Company wrote off a proportionate amount of the unamortized deferred fees and debt discount from the Amended and Restated Credit Agreement totaling $0.5 million and $0.2 million, respectively, which are reflected in other expenses in the unaudited condensed consolidated statements of income.

The aggregate maturities of long-term debt outstanding at June 30, 2015, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2015	$2,702
2016	5,405
2017	5,405
2018	5,405
2019	506,725
Total	$525,642
The Company’s blended average effective interest rate on its long-term debt was approximately 6.3% and 6.4% for the three and six months ended June 30, 2015 and 2014, respectively.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than 4.25:1.00. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended June 30, 2015 there was no Excess Cash Flow. The balance of the Restricted Payments basket as of June 30, 2015 was $73.1 million and the Leverage Ratio for the Company was 4.45:1.00.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At June 30, 2015, the carrying value and accumulated depreciation of these assets was $2.4 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.7 million. At June 30, 2015, the principal portion of these capital lease obligations was payable as follows: $0.2 million for the remainder of 2015, $0.3 million in 2016, $0.1 million in 2017, $0.1 million in 2018 and less than $0.1 million in 2019 and 2020.

Note 8. Restructuring Charges
In December 2014, the Company announced its intention to sell its wireless spectrum and wind down its operations in the Eastern Markets, and to reduce related corporate operating expenses during fiscal year 2015. In conjunction, restructuring liabilities have been established for employee separations, lease abandonments, operating lease terminations, and other related costs, which are recorded in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. A summary of the restructuring liabilities is presented below:

(In thousands)	Employee Separation	Contract Terminations	Other	Total
Expected period of recognition	2014-2015	2014-2015	2014-2015
Projected range at completion	$3,000 - $5,000	$40,000 - $45,000	$2,000 - $5,000	$45,000 - $55,000
Cumulative charges incurred as of June 30, 2015	$3,714	$2,479	$1,081	$7,274

Balance as of December 31, 2014	$1,496	$917	$987	$3,400
Charges	1,654	338	17	2,009
Utilization	(1,480)	(688)	(30)	(2,198)
Balance as of March 31, 2015	$1,670	$567	$974	$3,211
Charges	479	1,113	10	1,602
Utilization	(789)	(493)	(10)	(1,292)
Balance as of June 30, 2015	$1,360	$1,187	$974	$3,521

Employee separation costs consist of severance for certain Eastern Markets and corporate employees to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2015. Contract termination costs represent lease abandonment costs for retail stores and other termination costs for contractual network services obligations. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. Contract termination costs are expected to be paid through 2019 absent any settlements with vendors. Other costs include legal and advisory fees expected to be paid during 2015.

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
Long-Term Investments
At June 30, 2015 and December 31, 2014, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expires in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in other expense. The Company recorded an immaterial loss for the three and six months ended June 30, 2015 and 2014, respectively.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
June 30, 2015
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A		1,522	N/A
Financial liabilities:
Term Loans	525,642		522,156	459,937
Capital lease obligations	683		683	683
Derivative related to debt:
Interest rate cap asset	350,000	*	0	0
December 31, 2014
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A		1,522	N/A
Financial liabilities:
Term Loans	528,345		525,504	459,660
Capital lease obligations	904		904	904
Derivative related to debt:
Interest rate cap asset	350,000	*	0	0
* Notional amount

The carrying values of cash, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at June 30, 2015 and December 31, 2014, respectively. The fair value of the derivative instrument was based on a quoted market price at June 30, 2015 and December 31, 2014, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 10. Equity and Earnings Per Share
The computations of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Numerator:
Net income attributable to NTELOS Holdings Corp.	$1,610	$484	$16,406	$1,770
Net income applicable to participating securities	70	—	611	—
Net income applicable to common shares	$1,540	$484	$15,795	$1,770
Denominator:
Total shares outstanding	22,234	21,685	22,234	21,685
Less: unvested shares	(965)	(574)	(965)	(574)
Less: effect of calculating weighted average shares	(27)	(12)	(51)	(21)
Denominator for basic earnings per common share - weighted average shares outstanding	21,242	21,099	21,218	21,090
Plus: weighted average unvested shares	965	578	821	522
Plus: common stock equivalents of stock options	357	362	308	425
Denominator for diluted earnings per common share - weighted average shares outstanding	22,564	22,039	22,347	22,037

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three and six months ended June 30, 2014, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three and six months ended June 30, 2015 and 2014, the denominator for diluted earnings per common share excludes approximately 1.6 million and 1.8 million shares, respectively, which were related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the six months ended June 30, 2015, the Company issued 261,503 stock options under the Employee Equity Incentive Plans. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date.
During the six months ended June 30, 2015, the Company issued 415,401 shares of restricted stock under the Employee Equity Incentive Plans and 87,525 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.

During the six months ended June 30, 2015, the Company granted 28,031 PSUs under the Employee Equity Incentive Plans to certain key employees. These PSUs vest on December 31, 2016 and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date. At June 30, 2015, the Company had accrued approximately $0.2 million in dividend equivalent units.
The summary of the activity and status of the Company’s stock option awards for the six months ended June 30, 2015 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	1,583	$19.09
Granted during the period	261	6.00
Exercised during the period	(1)	0.58
Forfeited during the period	(272)	20.97
Stock options outstanding at June 30, 2015	1,571	$16.60	5.9 years	$—
Exercisable at June 30, 2015	910	$20.16	5.9 years	$—
Total expected to vest after June 30, 2015	595	$13.01
The fair value of each common stock option award granted during the six months ended June 30, 2015 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2015 and 2014 was $1.72 and $1.02, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was less than $0.1 million. The total fair value of options that vested during the six months ended June 30, 2015 and 2014 was $0.5 million and $1.3 million, respectively. As of June 30, 2015, there was $0.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The summary of the activity and status of the Company’s restricted stock awards for the six months ended June 30, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2015	245	$14.93
Granted during the period	503	5.37
Vested during the period	(75)	18.97
Forfeited during the period	(7)	16.10
Restricted stock awards outstanding at June 30, 2015	666	$7.24

At June 30, 2015, there was $3.0 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

The summary of the activity and status of the Company’s performance stock unit awards for the six months ended June 30, 2015 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2015	99	$11.24
Granted during the period	28	7.33
Vested during the period	(1)	12.47
Forfeited during the period	(10)	11.22
Performance stock units outstanding at June 30, 2015	116	$10.29
At June 30, 2015, there was $0.5 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month before settlement and settlement is done semi-annually. During the six months ended June 30, 2015 and 2014, 6,635 shares and 4,101 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the six months ended June 30, 2015 and 2014 was immaterial.

Note 12. Income Taxes
Income tax expense for the three and six months ended June 30, 2015 was $1.1 million and $11.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. The Company has provided for income taxes using a year to date calculation as it is unable to reliably estimate the annual effective income tax rate.

Note 13. Strategic Network Alliance
The Company provides PCS services and has contracted to provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the Strategic Network Alliance ("SNA") with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, the Company is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight-line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 33.3% and 31.2% of its revenue from the SNA for the three months ended June 30, 2015 and 2014, respectively. The Company generated 31.0% and 31.7% of its revenue from the SNA for the six months ended June 30, 2015 and 2014, respectively.

Note 14. Tower Sale and Leaseback
During the six months ended June 30, 2015, the Company completed its sale leaseback transaction for 96 of 103 towers committed to be sold. The Company intends to sell and leaseback the remaining towers during 2015. For the towers sold during the three and six months ended June 30, 2015, the Company received net proceeds of $1.6 million and $40.4 million, respectively. The Company applied the guidance under FASB ASC 840, Leases, to the sale and leaseback and recorded a gain on the sale of assets of $0.8 million and $16.7 million for the three and six months ended June 30, 2015, respectively, which is included in the unaudited condensed consolidated statements of income as "Gain on sale of assets." The leasebacks are generally for a term of 10 years with options to renew and are accounted for as operating leases. The deferred gain is amortized on a straight-line basis over the remaining life of the lease of approximately 10 years at June 30, 2015 and will be included as a reduction in the "Cost of services" in the unaudited condensed consolidated statements of income. At June 30, 2015, the Company recorded on the unaudited condensed consolidated balance sheets $2.7 million of deferred gain under "Accrued expenses and other current liabilities" and $14.7 million in "Other Long-Term Liabilities."

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
Due to the sale of our spectrum and the wind down of our Eastern Markets operations, we have experienced declines in our revenue and cost of services. These declines are directly related to the accelerated decrease of our subscriber base and elimination of new subscriber additions. In addition, customer and corporate operations expenses are down as we aggressively focus on cost containment associated with the wind down of the Eastern Markets operations. Accordingly, current year results are not comparable to prior periods.
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
At June 30, 2015, our wireless retail business, including both our Western and Eastern Markets, had approximately 378,900 subscribers, representing a penetration of approximately 6.3% of our total covered population. Of the 378,900 total retail subscribers, total postpay subscribers were 276,400 at June 30, 2015 compared to 308,200 at June 30, 2014 and total prepay subscribers were 102,500 at June 30, 2015 compared to 149,900 at June 30, 2014.
At June 30, 2015, our wireless retail business in our Western Markets had approximately 297,500 subscribers, representing a penetration of approximately 9.6% of our total covered population. Our postpay subscriber base of 229,000 has increased by 7.8% from June 30, 2014 to June 30, 2015 and our prepay subscriber base of 68,500 has increased by 11.2% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.
On August 15, 2014 we launched our Equipment Installment Plan (“EIP”) which offers customers the option to pay for their devices over 24 months and features service plan discounts and no service contracts. This offering allows the customer to purchase a device with zero down, provides discounts on service plans and provides the ability to upgrade more frequently, with a new agreement, than traditional plans. We have seen significant adoption rates by new and existing customers under the EIP program.
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading our network to 4G LTE. At June 30, 2015, we had approximately 1.6 million LTE Covered POPs, or 53%, of our total 3.1 million covered POPs in our Western Markets.
Strategic Network Alliance
We are the exclusive PCS service provider and have contracted to exclusively provide LTE Services in our western Virginia and West Virginia service area (“SNA service area”), which is wholly within our Western Markets, for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 we entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, we are required to upgrade our network in the SNA service area to provide LTE Services. As part of the amendment we lease spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides us access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease in the fixed fee element. We account for this fixed fee portion of SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
For the three months ended June 30, 2015 and 2014, we realized wholesale revenues of $36.5 million and $37.8 million, respectively, of which $36.0 million and $36.8 million, respectively, related to the SNA.
Towers Sale
In January 2015, we entered into a definitive agreement to sell up to 103 towers for approximately $43.0 million. The agreement provides for long term lease agreements on the sold towers that are located in our Western Markets. During the six months ended June 30, 2015, we closed on the sale of 96 towers with net proceeds to us of approximately $40.4 million. We intend to sell and leaseback the remaining towers during 2015. For additional information, see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS – OVERVIEW

Three-Month Results
Operating revenues decreased $9.5 million, or 8.0%, to $108.3 million for the three months ended June 30, 2015 compared to $117.8 million for the three months ended June 30, 2014 consisting of a $5.2 million increase in the Western Markets, primarily equipment revenues, offset by a $14.7 million decrease in the Eastern Markets due to the wind down of those operations. Operating income increased $0.6 million, or 6.1%, to $10.5 million for the three months ended June 30, 2015 compared to $9.9 million for the three months ended June 30, 2014 reflecting the reduction in operating revenues offset by a reduction in operating expenses related to the wind down of our Eastern Markets. Depreciation and Amortization decreased $5.4 million due to the write down and abandonment of property plant and equipment in our Eastern Markets recorded in the fourth quarter of 2014. Income before income taxes increased $1.5 million to $3.0 million for the three months ended June 30, 2015 compared to $1.5 million for the three months ended June 30, 2014 for the reasons discussed above and a reduction in other expenses.

Six-Month Results
Operating revenues decreased $11.4 million, or 4.7%, to $228.5 million for the six months ended June 30, 2015 compared to $239.9 million for the six months ended June 30, 2014 consisting of an $11.4 million increase in the Western Markets, offset by decrease in Eastern Markets operating revenues of $22.8 million due to the wind down of those operations. Operating income increased $21.9 million, or 100.9%, to $43.7 million for the six months ended June 30, 2015 compared to $21.8 million for the six months ended June 30, 2014 reflecting the reduction in operating revenues and operating expenses and depreciation and amortization related to the wind down of our Eastern Markets and the gain on sale of tower assets. Income before income taxes increased $24.0 million to $28.3 million for the six months ended June 30, 2015 compared to $4.3 million for the six months ended June 30, 2014 for the reasons discussed above and a reduction in other expenses.
For further detail regarding our operating results, see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Six months ended June 30, 2015 and 2014 below.

Other Overview Discussion
To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we reference the non-GAAP measure Average Revenue per Account ("ARPA") to measure our postpay wireless performance. We use this measure, along with other performance metrics such as subscribers and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance. Further, with the launch of EIP, we measure and monitor Average Billings per User ("ABPU") as a key performance indicator.

We believe ARPA and ABPU provide management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. ARPA and ABPU as calculated below may not be similar to ARPA and ABPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of income.

The tables below provide a reconciliation of retail revenues to postpay subscriber revenues used to calculate Total ARPA and Western Markets ARPA for the three and six months ended June 30, 2015 and 2014.

Total ARPA	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except ARPA)	2015	2014	2015	2014
Retail revenue	$58,223	$72,935	$124,757	$146,811
Less: prepay service revenues and other	(10,612)	(15,806)	(23,560)	(32,069)
Postpay service revenues	$47,611	$57,129	$101,197	$114,742

Average number of postpay accounts	134,600	138,800	138,200	139,200
Postpay ARPA	$117.90	$137.20	$122.05	$137.34

Western Markets ARPA	Three Months Ended June 30,		Six months ended June 30,
(Dollars in thousands, except ARPA)	2015	2014	2015	2014
Retail revenue	$42,547	$44,262	$85,558	$88,643
Less: prepay service revenues and other	(6,320)	(6,398)	(12,570)	(13,008)
Postpay service revenues	$36,227	$37,864	$72,988	$75,635

Average number of postpay accounts	103,000	92,400	101,700	92,300
Postpay ARPA	$117.18	$136.61	$119.58	$136.60

ARPA in our Western Markets decreased for the three and six months ended June 30, 2015 as compared to the same period in 2014 as a result of pricing declines driven by the competitive environment and service plan discounts offered with EIP. We expect ARPA to continue to be under pressure as our competition stays focused on price incentives and due to increased acceptance of EIP with its associated service plan discounts.
The tables below provide a reconciliation of retail revenues to postpay subscriber revenues used to calculate Total ABPU and Western Markets ABPU for the three and six months ended June 30, 2015 and 2014.

Total ABPU	Three Months Ended June 30,		Six months ended June 30,
(Dollars in thousands, except ABPU)	2015	2014	2015	2014
Retail revenue	$58,223	$72,935	$124,757	$146,811
Add: EIP billings	3,919	—	6,249	—
Less: prepay service revenues and other	(10,612)	(15,806)	(23,560)	(32,069)
Total postpay billings	$51,530	$57,129	$107,446	$114,742

Average number of postpay subscribers	285,600	306,900	294,500	306,600
Postpay ABPU	$60.14	$62.05	$60.80	$62.38

Western Market ABPU	Three Months Ended June 30,		Six months ended June 30,
(Dollars in thousands, except ABPU)	2015	2014	2015	2014
Retail revenue	$42,547	$44,262	$85,558	$88,643
Add: EIP billings	3,640	—	5,636	—
Less: prepay service revenues and other	(6,320)	(6,398)	(12,570)	(13,008)
Total postpay billings	$39,867	$37,864	$78,624	$75,635

Average number of postpay subscribers	226,600	211,100	224,600	210,100
Postpay ABPU	$58.64	$59.78	$58.34	$59.99

ABPU in our Western Markets decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 as a result of pricing declines driven by the competitive environment and service plan discounts offered with EIP. However, we expect ABPU to increase sequentially during the remainder of 2015 due to the continued growth of our EIP subscriber base.

Operating Revenues
Our revenues are generated from the following sources:

•	Retail – subscriber revenues from network access, data services, and feature services;

•
Wholesale and other – primarily wholesale revenue from the SNA and roaming revenue from other telecommunications carriers. Other revenues relate to rent from leasing excess tower and building space; and

•	Equipment sales – sales from handsets and accessories to new and existing customers.
Operating Expenses
Our operating expenses are categorized as follows:

•
Cost of services – includes usage-based access charges, including long distance, roaming charges, and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers; leased facility expenses for connection to other carriers, leased spectrum, cell sites and switch locations; and engineering and repairs and maintenance expenses related to property, plant and equipment;

•	Cost of equipment sold - includes handset equipment costs to new and existing customers,

•	Customer operations – includes marketing, product management, product advertising, selling, billing, customer care, customer retention and bad debt expenses;

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
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and six months ended June 30, 2015 and 2014. The VA Alliance made $0.5 million and $0.6 million of capital distributions to the minority owners during the six months ended June 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED JUNE 30, 2015 AND 2014
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(In thousands)	2015	2014	$ Variance	% Variance
Retail revenue	$58,223	$72,935	$(14,712)	(20.2)%
Wholesale and other revenue	37,647	38,300	(653)	(1.7)%
Equipment sales	12,454	6,560	5,894	89.8%
Total operating revenues	$108,324	$117,795	$(9,471)	(8.0)%

Retail Revenue
Retail revenue in our Western Markets declined $1.7 million, or 3.9%, to $42.5 million as compared to the three months ended June 30, 2014. Postpay service revenue decreased as a result of higher adoption rates of lower rate plans as a result of competitive pricing pressures and service plan discounts offered with EIP. Prepay service revenues decreased for the three months ended June 30, 2015, as compared to the same period in 2014, as a result of a decline in revenue per unit driven by the competitive landscape. In addition, retail revenue in our Eastern Markets declined $13.0 million, or 45.3% as compared to the three months ended June 30, 2014 as we wind down those operations.
Wholesale and Other Revenue
Wholesale and roaming revenues in our Western Markets decreased $1.1 million, or 2.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily reflecting a $0.7 million decrease in revenue from the SNA. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014. We expect this year over year trend to continue.
Equipment Sales
Equipment revenues in our Western Markets increased $8.1 million, or 199.6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, reflecting an increase in retail pricing driven by continued smartphone adoption and EIP sales. The improvement in equipment revenue in our Western Markets was partially offset by the decline in equipment revenue of $2.2 million, or 87.5%, in our Eastern Markets as we wind down those operations.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(In thousands)	2015	2014	$ Variance	% Variance
Cost of services	$32,017	$29,180	$2,837	9.7%
Cost of equipment sold	20,038	22,144	(2,106)	(9.5)%
Customer operations	20,499	25,377	(4,878)	(19.2)%
Corporate operations	9,975	11,261	(1,286)	(11.4)%
Restructuring	1,602	—	1,602	—%
Depreciation and amortization	14,485	19,929	(5,444)	(27.3)%
Gain on sale of assets	(802)	—	(802)	—%
Total operating expenses	$97,814	$107,891	$(10,077)	(9.3)%
Cost of Services – Cost of services in our Western Markets increased $2.9 million, or 14.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to a $1.2 million increase in cost of roaming due to increased data usage and a $1.2 million increase in cell site expense to support additional capacity for our 4G/LTE expansion.
Cost of Equipment Sold – Cost of equipment sold in our Western Markets increased $5.1 million, or 34.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to an increase in equipment costs driven by continued smartphone adoption and increase in subscriber growth. These increases were offset by a decrease in cost of equipment sold of $7.2 million, or 97.9%, in our Eastern Markets due to wind down of those operations.
Customer Operations – Customer operations expense in our Western Market increased $1.1 million, or 7.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 driven by an increase in advertising and marketing costs of $0.5 million, or 21.2%, and an increase in other general selling expenses of $0.6 million, or 4.8%. These increases were offset by a decrease in customer operations of $6.0 million, or 57.9%, in our Eastern Markets due to the cost containment and wind down of those operations.
Corporate Operations – Corporate operations expense in our Western Markets increased $2.1 million, or 28.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. There was a decrease in corporate operations of $3.4 million, or 83.7%, in our Eastern Markets due to the cost containment and wind down of those operations.
Restructuring – Restructuring expense was $1.6 million for the three months ended June 30, 2015 due primarily to severance charges and contract termination fees associated with the wind down of the business in the Eastern Markets. We will continue to incur restructuring charges throughout 2015 as we continue the wind down.
Depreciation and Amortization – Depreciation and amortization expenses decreased $5.4 million, or 27.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the write down and abandonment of property, plant, and equipment recorded in the fourth quarter of 2014 in our Eastern Markets in connection with the spectrum sale.
Gain on sale of assets – Gain on sale of assets was $0.8 million, for the three months ended June 30, 2015 due to the sale of tower assets.
OTHER EXPENSE
Interest expense decreased $0.7 million, or 8.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

INCOME TAXES
Income tax expense for the three months ended June 30, 2015 and 2014 was $1.1 million and $0.6 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

RESULTS OF OPERATIONS – COMPARISON OF SIX MONTHS ENDED JUNE 30, 2015 AND 2014
OPERATING REVENUES
The following table identifies our operating revenues for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Variance	% Variance
Retail revenue	$124,757	$146,811	$(22,054)	(15.0)%
Wholesale and other revenue	73,930	79,015	(5,085)	(6.4)%
Equipment sales	29,843	14,051	15,792	112.4%
Total operating revenues	$228,530	$239,877	$(11,347)	(4.7)%

Retail Revenue
Retail revenue in our Western Markets declined $3.1 million, or 3.5%, to $85.6 million compared to the six months ended June 30, 2014. Postpay service revenue decreased as a result of higher adoption rates of promotional pricing plans as a result of competitive pricing pressures and service plan discounts offered with EIP. Prepay service revenues decreased for the six months ended June 30, 2015, as compared to the same period in 2014, as a result of a decline in subscribers and revenue per unit driven by the competitive landscape. In addition, retail revenue in our Eastern Markets declined $19.0 million, or 32.6% compared to the six months ended June 30, 2014 as we wind down those operations.

Wholesale and Other Revenue
Wholesale and roaming revenues in our Western Markets decreased $5.7 million, or 7.4%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily reflecting a $5.3 million decrease in revenue from the SNA. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014. We expect this year over year trend to continue. Roaming revenues from carriers other than Sprint declined $0.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Equipment Sales
Equipment revenues increased $20.2 million, or 235.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, reflecting an increase in retail pricing driven by continued smartphone adoption and EIP sales. The improvement in equipment revenue in our Western Markets was partially offset by the decline in equipment revenue of $4.4 million, or 81.6%, in our Eastern Markets as we wind down those operations.
OPERATING EXPENSES
The following table identifies our operating expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Variance	% Variance
Cost of services	$61,675	$57,085	$4,590	8.0%
Cost of equipment sold	43,673	45,997	(2,324)	(5.1)%
Customer operations	44,848	53,000	(8,152)	(15.4)%
Corporate operations	19,387	23,032	(3,645)	(15.8)%
Restructuring	3,610	—	3,610	—%
Depreciation and amortization	28,359	38,996	(10,637)	(27.3)%
Gain on sale of assets	(16,749)	—	(16,749)	—%
Total operating expenses	$184,803	$218,110	$(33,307)	(15.3)%
Cost of Services – Cost of services in our Western Markets increased $5.0 million, or 12.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to a $1.6 million increase in non-cash spectrum lease expenses related to the SNA agreement, a $1.1 million increase in cost of roaming due to increased data usage, and a $1.9 million increase in cell site expense to support additional capacity for our 4G/LTE expansion. These increases were offset by a decrease in cost of services of $0.4 million, or 2.0%, in our Eastern Markets as we wind down those operations.
Cost of Equipment Sold – Cost of equipment sold in our Western Markets increased $12.4 million, or 40.6%, for the six months ended June 30, 2015 compared to the three months ended June 30, 2014 due to an increase in equipment costs driven by continued smartphone adoption and increase in subscriber growth. These increases were offset by a decrease in cost of equipment sold of $14.7 million, or 94.9%, in our Eastern Markets due to wind down of those operations.
Customer Operations – Customer operations expense in our Western Markets increased $4.7 million, or 15.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to an increase in other general selling expenses. These increases were offset by a decrease in customer operations of $12.8 million, or 58.3%, in our Eastern Markets due to cost containment and wind down of those operations.
Corporate Operations – Corporate operations expense in our Western Markets increased $3.0 million, or 19.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. There was a decrease in corporate operations of $6.6 million, or 82.1%, in our Eastern Markets due to the cost containment and wind down of those operations.
Restructuring – Restructuring expense was $3.6 million for the six months ended June 30, 2015 due primarily to severance charges and contract termination fees associated with the wind down of the business in the Eastern Markets. We will continue to incur restructuring charges throughout 2015 as we continue the wind down.
Depreciation and Amortization – Depreciation and amortization expenses decreased $10.6 million, or 27.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the write down and abandonment of property, plant, and equipment recorded in the fourth quarter of 2014 in our Eastern Markets due to the spectrum sale.
Gain on Sale of Assets – Gain on sale of assets was $16.7 million for the six months ended June 30, 2015 due to the sale of tower assets.

OTHER EXPENSE
Interest expense decreased $0.8 million, or 4.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other expenses decreased $1.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred debt issuance costs associated with the refinancing in January 2014.

INCOME TAXES
Income tax expense for the six months ended June 30, 2015 and 2014 was $11.1 million and $1.8 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of June 30, 2015, we had $144.3 million of cash, compared to $73.5 million as of December 31, 2014, of which $109.6 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $34.7 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at June 30, 2015 has a rating of Aa1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $185.6 million as of June 30, 2015 compared to $108.6 million as of December 31, 2014.
As of June 30, 2015, we had $645.5 million in aggregate long-term liabilities, compared to $629.4 million as of December 31, 2014, consisting of $517.1 million in long-term debt, including capital lease obligations, and approximately $128.4 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes, asset retirement obligations and deferred gains on tower sales. Further information regarding long-term debt obligations at June 30, 2015 is provided in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended June 30, 2015 there was no excess cash flow. The balance of the Restricted Payments basket as of June 30, 2015 was $73.1 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of June 30, 2015, there were no commitments associated with the Incremental Commitments and the leverage ratio for the Company was 4.45:1.00.
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

Cash Flows from Operations
The following table summarizes our cash flows from operations for the six months ended June 30, 2015 and 2013, respectively:

	Six Months Ended June 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$24,640	$46,978
Net cash provided by/(used in) investing activities	49,525	(41,463)
Net cash provided by/(used in) financing activities	(3,418)	14,384

Operating Activities
Our cash flows from operating activities for the six months ended June 30, 2015 of $24.6 million decreased $22.4 million, or 47.7%, compared to the cash flows from operating activities of $47.0 million for the six months ended June 30, 2014. Our operating income, exclusive of non-cash items such as depreciation and amortization and gain on sale of assets, decreased compared to the prior year. Net changes in working capital further decreased cash provided by operating activities. The decrease is primarily due to an increase in accounts receivable resulting from EIP sales.

Investing Activities
As we continue to upgrade our network, we invested $47.1 million in capital expenditures for the six months ended June 30, 2015. This was an increase of $3.3 million compared to the $43.8 million of capital expenditures for the same period last year. Included in the capital spending for the six months ended June 30, 2015 was $37.4 million of expenditures for additional capacity to support our projected growth and incremental 4G/LTE expansion, and $9.7 million to maintain our existing networks and other business needs. These capital expenditures were offset by net proceeds of $96.6 million primarily from the sale of our tower assets and spectrum. We currently expect capital expenditures for full year 2015 to be between $95.0 million to $105.0 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2015 was $3.4 million compared to net cash provided by financing activities of $14.4 million for the six months ended June 30, 2014, which reflected $2.7 million of principal payments on the long term debt. Included in the financing activity for the six months ended June 30, 2014 was $39.5 million net proceeds from the January 2014 debt refinancing, offset by $18.1 million in cash dividends, $3.5 million in debt issuance costs and $2.7 million of principal payments on the long term debt.
We believe that our current cash balances of $144.3 million, our cash flows from operations and other capital resources will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan, for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $525.6 million at June 30, 2015. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.7 million as of June 30, 2015.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduces our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expires in August 2015.
At June 30, 2015, our financial assets included cash of $144.3 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at June 30, 2015.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at June 30, 2015, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$522,156	$459,937	$476,330	$444,198
Capital lease obligations	683	683	751	615
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At June 30, 2015, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at June 30, 2015 we had approximately $109.6 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Revised Form 10-K Risk Factors related to the contract with Apple Inc.
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
Apple devices represent a significant percentage of all devices sold by us. We are currently operating under an extension of our original contract with Apple Inc. If we are unable to further extend our existing contract with Apple or to renew our contract upon reasonable terms on a longer-term basis or at all, our ability to attract and retain subscribers would be materially impacted.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended June 30, 2015 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at June 30, 2015. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date. A summary of our repurchases of common stock during the quarter is as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1 - 30, 2015	395	$5.93	—	—
Total	395	$5.93	—	—

1	During the three months ended June 30, 2015, the Company repurchased restricted common stock in order to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

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

NTELOS HOLDINGS CORP.

Dated: July 28, 2015	By:	/s/ Rodney D. Dir
Rodney D. Dir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 28, 2015	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: July 28, 2015	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)