Form 10-Q
period 2015-09-30
NTELOS HOLDINGS CORP.
filed 2015-10-28
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,254,675 shares of the registrant’s common stock outstanding as of the close of business on October 23, 2015.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$108,842	$73,546
Restricted cash	2,167	2,167
Accounts receivable, net	52,508	45,054
Inventories and supplies, net	12,464	18,297
Deferred income taxes	22,144	24,770
Prepaid expenses	12,732	13,543
Other current assets	536	4,626
	211,393	182,003
Assets Held for Sale	1,454	64,271
Securities and Investments	1,522	1,522
Property, Plant and Equipment, net	321,673	289,947
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	44,933	44,933
Customer relationships and trademarks, net	4,490	5,084
Deferred charges and other assets	19,260	18,474
TOTAL ASSETS	$668,425	$669,934
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt	$5,696	$5,816
Accounts payable	11,847	24,541
Advance billings and customer deposits	13,370	15,939
Accrued expenses and other current liabilities	29,714	27,153
	60,627	73,449
Long-Term Debt	515,875	519,592
Retirement Benefits	24,888	25,209
Deferred Income Taxes	21,302	39,620
Other Long-Term Liabilities	67,822	45,016
	629,887	629,437
Commitments and Contingencies
Equity (Deficit)
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 22,284 shares issued and 22,258 shares outstanding (21,634 shares issued and 21,616 shares outstanding at December 31, 2014)	214	214
Additional paid in capital	31,398	28,663
Treasury stock, at cost, 27 shares (18 shares at December 31, 2014)	(325)	(285)
Accumulated deficit	(46,191)	(53,634)
Accumulated other comprehensive loss	(8,738)	(9,090)
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(23,642)	(34,132)
Noncontrolling interests	1,553	1,180
	(22,089)	(32,952)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$668,425	$669,934
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Retail revenue	$50,221	$72,034	$174,978	$218,845
Wholesale and other revenue	35,567	37,802	109,497	116,817
Equipment sales	11,752	9,802	41,595	23,853
Operating Revenues	97,540	119,638	326,070	359,515

Operating Expenses
Cost of services	30,087	30,591	91,762	87,676
Cost of equipment sold	21,495	26,290	65,168	72,287
Customer operations	19,201	25,381	64,049	78,383
Corporate operations	11,830	8,580	31,217	31,610
Restructuring	4,627	—	8,237	—
Depreciation and amortization	15,157	18,473	43,516	57,469
Gain on sale of assets	—	—	(16,749)	—
	102,397	109,315	287,200	327,425
Operating Income (Loss)	(4,857)	10,323	38,870	32,090
Other Expense
Interest expense, net	(7,422)	(8,371)	(22,913)	(24,644)
Other income (expense), net	30	(29)	61	(1,194)
	(7,392)	(8,400)	(22,852)	(25,838)
Income (Loss) before Income Taxes	(12,249)	1,923	16,018	6,252
Income Tax Expense (Benefit)	(3,523)	767	7,576	2,517
Net Income (Loss)	(8,726)	1,156	8,442	3,735
Net Income Attributable to Noncontrolling Interests	(237)	(352)	(999)	(1,161)
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(8,963)	$804	$7,443	$2,574
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic	$(0.42)	$0.04	$0.34	$0.12
Weighted average shares outstanding - basic	21,284	21,119	21,241	21,100
Diluted	$(0.42)	$0.04	$0.32	$0.12
Weighted average shares outstanding - diluted	21,284	21,894	22,569	21,706
Cash Dividends Declared per Share - Common Stock	$—	$—	$—	$0.84
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(8,963)	$804	$7,443	$2,574
Other Comprehensive Income:
Amortization of unrealized (gain) loss from defined benefit plans, net of $75 and $224 of deferred income taxes in 2015, respectively ($172 and $516 in 2014, respectively)	117	(270)	352	(812)
Unrecognized loss from defined benefit plans, net of $243 of deferred income taxes in 2014	—	—	—	(382)
Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	(8,846)	534	7,795	1,380
Comprehensive Income Attributable to Noncontrolling Interests	237	352	999	1,161
Comprehensive Income (Loss)	$(8,609)	$886	$8,794	$2,541
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$8,442	$3,735
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,516	57,469
Gain on sale of assets	(16,749)	—
Deferred income taxes	(15,916)	(2,696)
Bad debt expense	16,298	10,676
Equity-based compensation	2,652	2,244
Amortization of loan origination costs	1,254	2,033
Write off of unamortized debt issuance costs	537	895
Loss on interest rate cap	—	219
Retirement benefits and other	2,062	1,806
Changes in operating assets and liabilities
Accounts receivable	(23,752)	(11,672)
Inventories and supplies	5,833	4,307
Income taxes	2,376	5,730
Prepaid expenses and other assets	4,749	1,472
Accounts payable	(11,473)	1,496
Accrued expenses and other liabilities	(1,469)	822
Retirement benefit distributions	243	599
Net cash provided by operating activities	18,603	79,135
Cash flows from investing activities
Purchases of property, plant and equipment	(75,218)	(67,711)
Proceeds from sale of assets	96,910	—
Other, net	—	2,337
Net cash provided by (used in) investing activities	21,692	(65,374)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	187,655
Debt issuance and refinancing costs	—	(3,551)
Repayments on senior secured term loans	(4,054)	(152,127)
Cash dividends paid on common stock	—	(27,235)
Capital distributions to noncontrolling interests	(626)	(731)
Other, net	(319)	(425)
Net cash provided by (used in) financing activities	(4,999)	3,586
Increase in cash	35,296	17,347
Cash, beginning of period	73,546	88,441
Cash, end of period	$108,842	$105,788
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2014	21,616	18	$214	$28,663	$(285)	$(53,634)	$(9,090)	$(34,132)	$1,180	$(32,952)
Equity-based compensation *	642	9		2,735	(40)			2,695		2,695
Capital distribution to noncontrolling interests								—	(626)	(626)
Net income attributable to NTELOS Holdings Corp.						7,443		7,443		7,443
Amortization of unrealized loss from defined benefit plans, net of $224 of deferred income taxes							352	352		352
Comprehensive income attributable to noncontrolling interests								—	999	999
Balance, September 30, 2015	22,258	27	$214	$31,398	$(325)	$(46,191)	$(8,738)	$(23,642)	$1,553	$(22,089)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
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
On December 1, 2014, the Company entered into an agreement to sell its wireless spectrum licenses in its eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) valued at approximately $56.0 million. The transaction closed on April 15, 2015. Pursuant to the terms of the spectrum sale, the Company entered into a lease agreement with T-Mobile which allows it to continue using the Eastern Market spectrum licenses for varying terms ranging from the closing date through November 15, 2015 in order to facilitate the wind down of our operations. In conjunction with the agreement to sell, the Company has taken an impairment charge for wireless spectrum and fixed assets, and has incurred restructuring charges. See Note 8 for additional information regarding these charges.
On August 10, 2015,the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Shenandoah Telecommunications Company, a Virginia corporation (“Shentel”), and Gridiron Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Shentel (“Merger Sub”), pursuant to which, at the effective time of the merger (“Effective Time”), Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Shentel (“Merger”).
Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding (i) any shares of Common Stock that are owned by the Company, Shentel or any of their respective subsidiaries and (ii) any shares of Common Stock that are owned by any Company stockholders who are entitled to exercise, and properly exercise, appraisal rights with respect to such shares of Common Stock pursuant to the General Corporation Law of the State of Delaware) will be cancelled and converted automatically into the right to receive $9.25 in cash, without interest.
The completion of the Merger, which is expected to close in the first quarter of 2016, is subject to the satisfaction or waiver of certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock, (ii) the approval of the transaction by the Federal Communications Commission (the “FCC”) and applicable state public utility commissions, (iii) the provision of all required notices to applicable state public utility commissions, (iv) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, (v) the absence of any proceeding, order or law enjoining or prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (vi) each party’s material performance of its obligations and compliance with its covenants, (vii) the accuracy of each party’s representations and warranties, subject to customary materiality qualifiers, (viii) the absence of a material adverse effect on the Company and (ix) the consummation of the transactions contemplated by the Master Agreement, dated as of August 10, 2015, between SprintCom, Inc., an affiliate of Sprint Corporation, and Shenandoah Personal Communications, LLC, a wholly-owned subsidiary of Shentel (“Sprint Transactions”). The HSR Act waiting period was terminated early by the Federal Trade Commission on September 25, 2015.
The Merger Agreement contains certain termination rights for Shentel and the Company, including termination by either party if the Merger is not consummated by February 29, 2016 (subject to a one-time 120-day extension exercisable by either party). The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including in connection with a change of recommendation of the Company board of directors (the “Board”) or the acceptance of a superior proposal by the Board, the Company will pay Shentel a termination fee equal to $8.8 million plus reimbursement of up to $2.5 million in fees, costs and expenses incurred by Shentel in connection with the Merger. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Shentel will pay the Company a termination fee of $25 million or $8.8 million, depending on the specific circumstances, plus reimbursement of up to $2.5 million in fees, costs and expenses incurred by the Company in connection with the Merger.

The completion of the Merger is not subject to a financing condition. However, in connection with the Merger Agreement, Shentel has entered into a commitment letter with CoBank, ACB, Royal Bank of Canada and Fifth Third Bank (collectively, the “Lenders”), dated as of August 10, 2015, pursuant to which the Lenders have committed (the “Debt Commitment”) to make available to Shentel senior secured credit facilities, including a revolving credit facility and two term loan facilities. The Debt Commitment is subject to various conditions, including the consummation of the Sprint Transactions and the consummation of the Merger in accordance with the terms and conditions set forth in the Merger Agreement. Under certain conditions, if the Merger Agreement is terminated because of the failure of Shentel to obtain financing, Shentel will pay the Company the termination fee of $25 million plus reimbursement of up to $2.5 million in fees, costs and expenses referenced above.
On August 24, 2015, Mr. Marvin Westen and Mr. Paul Sekerak, each filed a purported class action complaint relating to the merger in the Court of Chancery of the State of Delaware. The Plaintiffs have sued all members of the Board, alleging that the members of the Board breached their fiduciary obligations to the purported class by agreeing to sell the Company for consideration deemed “inadequate” and by agreeing to deal protection terms that allegedly foreclose competing offers. Plaintiffs further allege that Shentel and Merger Sub (or, in the case of Mr. Sekerak, Shentel and the Company) for purportedly aiding and abetting the foregoing breaches. Plaintiffs seek, among other things, injunctive relief preventing consummation of the merger (and/or directing rescission of the transaction, to the extent already implemented), unspecified damages and an award of plaintiff’s expenses and attorneys’ fees. The Company and the members of the Board believe these claims are without merit and intend to defend themselves vigorously.

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
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. Effective September 30, 2015, the Company changed the classification of the fair value of the trade-in right related to Equipment Installment Plan (“EIP”) to better align its presentation with other wireless carriers. As of December 31, 2014, the reclassification resulted in an increase in accounts receivable of $1.4 million and a corresponding increase in advance billings and customer deposits of $1.4 million. Net income has not been affected by these reclassifications.
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in market rate savings accounts at September 30, 2015 and December 31, 2014 was $79.6 million and $28.5 million, respectively. The remaining $29.2 million and $45.0 million of cash at September 30, 2015 and December 31, 2014, respectively, was held in non-interest bearing deposit accounts.

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

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended September 30, 2015 and 2014 was $5.2 million and $3.4 million, respectively. Bad debt expense for the nine months ended September 30, 2015 and 2014 was $16.3 million and $10.7 million, respectively. The Company’s allowance for doubtful accounts was $10.3 million and $7.3 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts included $3.1 million and $1.1 million, respectively, related to unbilled equipment receivables. See Note 4 for additional information related to EIP.

Accrued Expenses and Other Current Liabilities

(In thousands)	September 30, 2015	December 31, 2014
Accrued payroll	$4,862	$6,545
Accrued taxes	6,927	5,383
Accrued restructuring	4,545	3,400
Other	13,380	11,825
Total	$29,714	$27,153

Other Long-Term Liabilities

(In thousands)	September 30, 2015	December 31, 2014
Asset retirement obligation	$27,631	$27,560
Deferred gain on sale leaseback	17,067	2,617
Deferred SNA revenue	16,868	8,173
Other	6,256	6,666
Total	$67,822	$45,016

Pension Benefits and Retirement Benefits Other Than Pensions
The total expense recognized for the Company’s defined benefit and nonqualified pension plans was $0.1 million for both the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.1 million, for the nine months ended September 30, 2015 and 2014, respectively, a portion of which related to the amortization of unrealized loss.
The total amount reclassified out of accumulated other comprehensive loss related to actuarial (gains)/losses from the defined benefit plans was $0.1 million and $(0.3) million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $(0.8) million for the nine months ended September 30, 2015 and 2014, respectively, all of which has been reclassified to cost of services, customer operations, and corporate operations on the unaudited condensed consolidated statements of income for the respective periods.
Defined benefit pension plan assets were valued at $22.0 million at September 30, 2015.
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

Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three and nine months ended September 30, 2015 and 2014 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cost of services	$156	$152	$494	$446
Customer operations	158	258	493	746
Corporate operations	569	(760)	1,665	1,052
Equity-based compensation expense	$883	$(350)	$2,652	$2,244
Future charges for equity-based compensation related to securities outstanding at September 30, 2015 for the remainder of 2015 and for the years 2016 through 2019 are estimated to be $0.7 million, $1.6 million, $1.0 million, $0.2 million and less than $0.1 million, respectively.
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
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.
In April 2015, FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance regarding cloud computing arrangements. The guidance requires registrants to account for a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.
In July 2015, FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.

Note 3. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash payments for:
Interest (net of amounts capitalized)	$21,989	$27,186
Income taxes	21,207	912
Cash received from income tax refunds	3,974	1,434
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	7,288	12,564
Borrowings under capital leases	35	152

The amount of interest capitalized was $1.0 million and $0.2 million for each of the nine months ended September 30, 2015 and 2014, respectively.

Note 4. Equipment Installment Plan Receivables

EIP subscribers pay for their devices in installments over a 24-month period. At the time of an installment sale, the Company imputes interest on the installment receivable using current market interest rate estimates along with other inputs such as historical and expected credit losses and credit quality of its EIP base. The imputed interest is recorded as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as interest income presented net of interest expense. The Company's imputed interest rate has ranged from approximately 5% to 10%. Additionally, the customer has the right to trade in their original device after a specified period of time for a new device and have the remaining unpaid balance satisfied. This trade-in right is measured at the estimated fair value of the device being traded in based on current trade-in values and the timing of the trade-in. The trade-in right is recorded as a reduction to the equipment revenue at the time of sale with a corresponding increase in liabilities. As of September 30, 2015 and December 31, 2014, the liability associated with this trade-in right was $3.6 million and $1.4 million, respectively, and is reflected in Advanced billings and customer deposits and Other Long-Term Liabilities on the unaudited condensed consolidated balance sheets.
There was $4.5 million and $0.6 million of billed EIP receivables included in the Company's subscriber accounts receivable as of September 30, 2015 and December 31, 2014, respectively. The following table summarizes the remaining unbilled EIP receivables at September 30, 2015 and December 31, 2014 :

(In thousands)	September 30, 2015	December 31, 2014
EIP receivables, gross	$33,818	$16,109
Deferred interest	(2,048)	—
EIP receivables, net of deferred interest	31,770	16,109
Allowance for credit losses	(3,061)	(1,064)
EIP receivables, net	$28,709	$15,045

Classified on the unaudited Condensed Consolidated Balance Sheets as:
Accounts receivable, net	$18,515	$6,937
Deferred charges and other assets	10,194	8,108
EIP receivables, net	$28,709	$15,045

Note 5. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	September 30, 2015	December 31, 2014
Land and buildings *	39 to 50 years	$29,980	$30,772
Network plant and equipment	5 to 17 years	484,816	445,940
Furniture, fixtures and other equipment	2 to 18 years	96,132	91,512
		610,928	568,224
Under construction		43,332	18,213
		654,260	586,437
Less: accumulated depreciation		332,587	296,490
Property, plant and equipment, net		$321,673	$289,947
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense for the three months ended September 30, 2015 and 2014 was $15.0 million and $18.3 million, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $42.9 million and $55.8 million, respectively.
During the nine months ended September 30, 2015, the Company began negotiating to sell certain facilities in the Eastern Markets. Based on bids received for these facilities, the Company recorded an impairment charge of approximately $0.2 million during the nine months ended September 30, 2015.
Note 6. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of September 30, 2015 that would require it to perform impairment testing.
In conjunction with the agreement to sell the Company's wireless spectrum licenses in the Eastern Markets, the Company calculated the fair value to be $57.9 million, which includes the sales price plus the implied value of the non-cash spectrum leaseback. Accordingly, an impairment charge of $29.0 million was recorded during the fourth quarter of 2014. In addition, the Company transferred these intangible assets to assets held for sale in the Company’s unaudited condensed consolidated balance sheets. The transaction closed in April 2015 and the assets are no longer reflected in the Company’s unaudited condensed consolidated balance sheets at September 30, 2015.
At September 30, 2015 and December 31, 2014, goodwill and radio spectrum licenses were comprised of the following:

	September 30, 2015		December 31, 2014
(In thousands)	Goodwill	Radio Spectrum Licenses	Goodwill	Radio Spectrum Licenses
Balance at beginning of the period	$63,700	$44,933	$63,700	$131,834
Impairment loss in the period	—	—	—	(28,990)
Transferred to assets held for sale	—	—	—	(57,911)
Total	$63,700	$44,933	$63,700	$44,933

Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At September 30, 2015 and December 31, 2014, customer relationships and trademarks were comprised of the following:

		September 30, 2015			December 31, 2014
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	17.5 years	$36,900	$(34,549)	$2,351	$36,900	$(34,305)	$2,595
Trademarks	15 years	7,000	(4,861)	2,139	7,000	(4,511)	2,489
Total		$43,900	$(39,410)	$4,490	$43,900	$(38,816)	$5,084
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense for the three months ended September 30, 2015 and 2014 was $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $0.6 million and $1.7 million, respectively.

Note 7. Long-Term Debt
At September 30, 2015 and December 31, 2014, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2015	December 31, 2014
Senior secured term loans, net of unamortized debt discount	$520,986	$524,504
Capital lease obligations	585	904
	521,571	525,408
Less: current portion of long-term debt	5,696	5,816
Long-term debt	$515,875	$519,592
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

The aggregate maturities of long-term debt outstanding at September 30, 2015, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2015	$1,351
2016	5,405
2017	5,405
2018	5,405
2019	506,725
Total	$524,291
The Company’s blended average effective interest rate on its long-term debt was approximately 6.4% for the three and nine months ended September 30, 2015 and 2014, respectively.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than 4.25:1.00. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended September 30, 2015 there was no Excess Cash Flow. The balance of the Restricted Payments basket as of September 30, 2015 was $79.6 million and the Leverage Ratio for the Company was 5.19:1.00.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At September 30, 2015, the carrying value and accumulated depreciation of these assets were $2.1 million and $1.3 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.6 million. At September 30, 2015, the principal portion of these capital lease obligations was payable as follows: $0.1 million for the remainder of 2015, $0.3 million in 2016, $0.1 million in 2017, $0.1 million in 2018 and less than $0.1 million in 2019 and 2020.

Note 8. Restructuring Charges
In December 2014, the Company announced its intention to sell its wireless spectrum and wind down its operations in the Eastern Markets, and to reduce related corporate operating expenses during fiscal year 2015. In conjunction, restructuring liabilities have been established for employee separations, contract terminations, and other related costs, which are recorded in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. A summary of the restructuring liabilities is presented below:

(In thousands)	Employee Separation	Contract Terminations	Other	Total
Expected period of recognition	2014-2015	2014-2015	2014-2015
Projected range at completion	$4,000 - $5,000	$40,000 - $45,000	$1,500 - $2,000	$45,500 - $52,000
Cumulative charges incurred as of September 30, 2015	$4,052	$6,736	$1,111	$11,899

Balance as of December 31, 2014	$1,496	$917	$987	$3,400
Charges	1,654	338	17	2,009
Utilization	(1,480)	(688)	(30)	(2,198)
Balance as of March 31, 2015	$1,670	$567	$974	$3,211
Charges	479	1,113	10	1,602
Utilization	(789)	(493)	(10)	(1,292)
Balance as of June 30, 2015	$1,360	$1,187	$974	$3,521
Charges	369	4,228	30	4,627
Utilization	(796)	(1,823)	(984)	(3,603)
Balance as of September 30, 2015	$933	$3,592	$20	$4,545

Employee separation costs consist of severance for certain Eastern Markets and corporate employees to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2015. Contract termination costs represent lease abandonment costs for retail stores and other termination costs for contractual network services obligations. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. We anticipate recognizing additional contract termination costs in the fourth quarter of 2015 as we cease commercial operations. However, these costs are expected to be paid through 2019 absent any settlements with vendors. Other costs include legal and advisory fees expected to be paid during 2015.

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
Long-Term Investments
At September 30, 2015 and December 31, 2014, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.

Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which capped the three month Eurodollar rate at 1.0%. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement was recorded as a gain or loss in other expense. The Company recorded an immaterial loss for the three and nine months ended September 30, 2015, and losses of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. The interest rate cap agreement expired in August 2015.
The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
September 30, 2015
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A		$1,522	N/A
Financial liabilities:
Term loans	$524,291		$520,986	$522,980
Capital lease obligations	$585		$585	$585
December 31, 2014
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A		$1,522	N/A
Financial liabilities:
Term loans	$528,345		$525,504	$459,660
Capital lease obligations	$904		$904	$904
Derivative related to debt:
Interest rate cap asset	$350,000	*	0	0
* Notional amount

The fair value of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at September 30, 2015 and December 31, 2014, respectively. The fair value of the derivative instrument was based on a quoted market price at September 30, 2015 and December 31, 2014, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 10. Equity and Earnings Per Share
The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to NTELOS Holdings Corp.	$(8,963)	$804	$7,443	$2,574
Net income (loss) applicable to participating securities	—	—	292	—
Net income (loss) applicable to common shares	$(8,963)	$804	$7,151	$2,574
Denominator:
Total shares outstanding	22,258	21,595	22,258	21,595
Less: unvested shares	(957)	(459)	(957)	(459)
Less: effect of calculating weighted average shares	(17)	(17)	(60)	(36)
Denominator for basic earnings per common share - weighted average shares outstanding	21,284	21,119	21,241	21,100
Plus: weighted average unvested shares	—	506	868	287
Plus: common stock equivalents of stock options	—	269	460	319
Denominator for diluted earnings per common share - weighted average shares outstanding	21,284	21,894	22,569	21,706

In accordance with FASB ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the three and nine months ended September 30, 2014, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.

For the three months ended September 30, 2015 and 2014, the denominator for diluted earnings per common share excludes approximately 1.3 million and 2.0 million shares, respectively, and for the nine months ended September 30, 2015 and 2014 the denominator for diluted earnings per common share excludes approximately 1.6 million and 1.5 million shares, respectively, which were related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the nine months ended September 30, 2015, the Company issued 261,503 stock options under the Employee Equity Incentive Plans. The options issued under the Employee Equity Incentive Plans vest one-fourth annually beginning one year after the grant date.
During the nine months ended September 30, 2015, the Company issued 415,401 shares of restricted stock under the Employee Equity Incentive Plans and 87,525 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans cliff vest on the third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the nine months ended September 30, 2015, the Company granted 28,031 PSUs under the Employee Equity Incentive Plans to certain key employees. These PSUs vest on December 31, 2016 and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date. At September 30, 2015, the Company had accrued approximately $0.2 million in dividend equivalent units.
The summary of the activity and status of the Company’s stock option awards for the nine months ended September 30, 2015 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	1,583	$19.09
Granted during the period	261	6.00
Exercised during the period	(1)	0.58
Forfeited during the period	(283)	21.05
Stock options outstanding at September 30, 2015	1,560	$16.55	5.7 years	$—
Exercisable at September 30, 2015	943	$20.22	5.7 years	$—
Total expected to vest after September 30, 2015	556	$12.20
The fair value of each common stock option award granted during the nine months ended September 30, 2015 was estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2015 and 2014 was $1.72 and $1.02, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was less than $0.1 million. The total fair value of options that vested during the nine months ended September 30, 2015 and 2014 was $0.6 million and $1.5 million, respectively. As of September 30, 2015, there was $0.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The summary of the activity and status of the Company’s restricted stock awards for the nine months ended September 30, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2015	245	$14.93
Granted during the period	503	5.37
Vested during the period	(82)	18.80
Forfeited during the period	(13)	12.34
Restricted stock awards outstanding at September 30, 2015	653	$7.13

At September 30, 2015, there was $2.5 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.

The summary of the activity and status of the Company’s performance stock unit awards for the nine months ended September 30, 2015 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2015	99	$11.24
Granted during the period	28	7.33
Vested during the period	(1)	12.47
Forfeited during the period	(10)	11.22
Performance stock units outstanding at September 30, 2015	116	$10.29
At September 30, 2015, there was $0.4 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.5 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month before settlement and settlement is done semi-annually. During the nine months ended September 30, 2015 and 2014, 6,635 shares and 4,669 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the nine months ended September 30, 2015 and 2014 was immaterial.

Note 12. Income Taxes
Income tax expense (benefit) for the three and nine months ended September 30, 2015 was $(3.5) million and $7.6 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible acquisition related expenses, compensation, non-controlling interest, and state minimum taxes. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. The Company has provided for income taxes using a year to date calculation as it is unable to reliably estimate the annual effective income tax rate.

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
The Company generated 34.9% and 30.4% of its revenue from the SNA for the three months ended September 30, 2015 and 2014, respectively. The Company generated 32.2% and 31.3% of its revenue from the SNA for the nine months ended September 30, 2015 and 2014, respectively.

Note 14. Tower Sale and Leaseback
During the nine months ended September 30, 2015, the Company completed its sale leaseback transaction for 96 of 103 towers committed to be sold. The Company intends to sell and leaseback the remaining towers during 2015. For the towers sold during the nine months ended September 30, 2015, the Company received net proceeds of $40.4 million. The Company applied the guidance under FASB ASC 840, Leases, to the sale and leaseback and recorded a gain on the sale of assets of $16.7 million for the nine months ended September 30, 2015, which is included in the unaudited condensed consolidated statements of income as "Gain on sale of assets." The leasebacks are generally for a term of 10 years with options to renew and are accounted for as operating leases. The deferred gain is amortized on a straight-line basis over the remaining life of the lease of approximately 10 years at September 30, 2015 and will be included as a reduction in the "Cost of services" in the unaudited condensed consolidated statements of income. At September 30, 2015, the Company recorded on the unaudited condensed consolidated balance sheets $1.8 million of deferred gain under "Accrued expenses and other current liabilities" and $15.4 million in "Other Long-Term Liabilities."

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
In accordance with the tower sale and leaseback transaction discussed in Note 14, the Company entered into operating leases, generally for a term of 10 years, with future minimum lease payments totaling approximately $20.2 million.

The Company is involved in disputes, claims, either asserted or unasserted, and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, management believes that adequate provision for any probable and reasonably estimable losses has been made in the Company’s unaudited condensed consolidated financial statements.

In addition, on August 24, 2015, Mr. Marvin Westen and Mr. Paul Sekerak, each filed a purported class action complaint relating to the Merger in the Court of Chancery of the State of Delaware. The Company cannot presently determine the ultimate resolution of this matter nor can it reasonably estimate the range of possible losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

This document may contain statements, estimates or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will,” “may” “should,” and similar expressions identify forward-looking statements, which generally are not historical in nature.
Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any of them publicly in light of new information or future events. The forward-looking statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A, Risk Factors" and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").

Additionally, there are risks and uncertainties associated with the proposed acquisition by Shentel such as: (1) the Company may be unable to obtain stockholder approval as required for the proposed merger with Shenandoah Telecommunications Company ("Shentel"); (2) conditions to the closing of the merger, including, without limitation, the consummation of certain transactions between Shentel and Sprint, may not be satisfied and required regulatory approvals may not be obtained; (3) the merger may involve unexpected costs, liabilities or delays; (4) the risks related to disruption of management’s attention from the Company’s ongoing business operations due to the transaction, (5) the effect of the announcement of the merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business, or on its operating results and business generally, (6) the outcome of any legal proceedings related to the merger; (7) the Company may be adversely affected by other economic, business, and/or competitive factors; (8) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (9) changes in the legal or regulatory environment; and (10) other risks to consummation of the merger, including the risk that the merger will not be consummated within the expected time period or at all. If the merger is consummated, the Company stockholders will cease to have any equity interest in the Company and will have no right to participate in its earnings and future growth.

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
Pursuant to the terms of the spectrum sale, we entered into a lease agreement with T-Mobile which allows us to continue using the Eastern Market licenses for varying terms ranging from the closing date through November 15, 2015 in order to facilitate the wind down of our operations.
Due to the sale of our spectrum and the wind down of our Eastern Markets operations, we have experienced declines in our revenue and cost of equipment sold. These declines are directly related to the accelerated decrease of our subscriber base and elimination of new subscriber additions. In addition, customer operations expenses are down as we aggressively focus on cost containment associated with the wind down of the Eastern Markets operations. Accordingly, current year results are not comparable to prior periods.
Agreement and Plan of Merger with Shenandoah Telecommunications Company ("Shentel")
On August 10, 2015, we announced that we entered into a definitive agreement to be acquired by Shentel in an all-cash transaction valued at approximately $640 million, including net debt. Our stockholders will receive approximately $208 million in cash, or $9.25 per share and Shentel will assume our debt at closing.
Concurrent with the signing of the merger agreement, Shentel entered into a series of agreements with Sprint, including the expansion of Shentel’s “affiliate” relationship with Sprint. This will result in the “nTelos” brand being discontinued after closing and NTELOS’s approximately 300,200 wireless retail customers becoming Sprint-branded customers. Additionally, NTELOS’s retail stores will convert into Sprint-branded stores that will be managed by Shentel. Our SNA with Sprint will be terminated.
The acquisition by Shentel is expected to close in early 2016, subject to customary conditions, including necessary approvals from federal and state regulators and NTELOS stockholders as well as the completion of Shentel’s re-affiliation transaction with Sprint. Quadrangle Capital Partners, which owns over 18% of NTELOS’s outstanding common stock, has entered into an agreement to vote its shares in favor of the merger.

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
At September 30, 2015, our wireless retail business, including both our Western and Eastern Markets, had approximately 343,700 subscribers, representing a penetration of approximately 5.8% of our total covered population. Of the 343,700 total retail subscribers, total postpay subscribers were 255,500 at September 30, 2015 compared to 310,200 at September 30, 2014 and total prepay subscribers were 88,200 at September 30, 2015 compared to 147,000 at September 30, 2014.
At September 30, 2015, our wireless retail business in our Western Markets had approximately 300,200 subscribers, representing a penetration of approximately 9.7% of our total covered population. Our postpay subscriber base of 231,300 has increased by 7.3% from September 30, 2014 to September 30, 2015 and our prepay subscriber base of 68,900 has increased by 11.9% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.
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
We are continuing to make network improvements, particularly within our existing service coverage areas, which includes upgrading our network to 4G LTE. At September 30, 2015, we had approximately 2.0 million LTE Covered POPs, or 65%, of our total 3.1 million covered POPs in our Western Markets.
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
For the three months ended September 30, 2015 and 2014, we realized wholesale revenues of $34.6 million and $37.3 million, respectively, of which $34.1 million and $36.3 million, respectively, related to the SNA.
Towers Sale
In January 2015, we entered into a definitive agreement to sell up to 103 towers for approximately $43.0 million. The agreement provides for long term lease agreements on the sold towers that are located in our Western Markets. During the nine months ended September 30, 2015, we closed on the sale of 96 towers with net proceeds to us of approximately $40.4 million. We intend to sell and leaseback the remaining towers during 2015. For additional information, see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS – OVERVIEW

Three-Month Results
Operating revenues decreased $22.1 million, or 18.5%, to $97.5 million for the three months ended September 30, 2015 compared to $119.6 million for the three months ended September 30, 2014 driven by a $22.3 million decrease in the Eastern Markets due to the wind down of those operations. Operating income decreased $15.2 million, or 147.1%, to a loss of $(4.9) million for the three months ended September 30, 2015 compared to $10.3 million for the three months ended September 30, 2014 reflecting the reduction in operating revenues offset by a reduction in operating expenses related to the wind down of our Eastern Markets. Depreciation and Amortization decreased $3.3 million due to the write down and abandonment of property plant and equipment in our Eastern Markets recorded in the fourth quarter of 2014. Income before income taxes decreased $14.1 million to a loss of $(12.2) million for the three months ended September 30, 2015 compared to $1.9 million for the three months ended September 30, 2014 for the reasons discussed above and a reduction in other expenses.

Nine-Month Results
Operating revenues decreased $33.4 million, or 9.3%, to $326.1 million for the nine months ended September 30, 2015 compared to $359.5 million for the nine months ended September 30, 2014 consisting of an $11.6 million increase in the Western Markets, offset by decrease in Eastern Markets operating revenues of $45.0 million due to the wind down of those operations. Operating income increased $6.8 million, or 21.2%, to $38.9 million for the nine months ended September 30, 2015 compared to $32.1 million for the nine months ended September 30, 2014 reflecting the reduction in operating revenues and operating expenses and depreciation and amortization related to the wind down of our Eastern Markets and the gain on sale of tower assets. Income before income taxes increased 9.7 million to $16.0 million for the nine months ended September 30, 2015 compared to $6.3 million for the nine months ended September 30, 2014 for the reasons discussed above and a reduction in other expenses.
For further detail regarding our operating results, see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three and Nine months ended September 30, 2015 and 2014 below.

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
The tables below provide a reconciliation of retail revenues to postpay subscriber revenues used to calculate Total ARPA and Western Markets ARPA for the three and nine months ended September 30, 2015 and 2014.

Total ARPA	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except ARPA)	2015	2014	2015	2014
Retail revenue	$50,221	$72,034	$174,978	$218,845
Less: prepay service revenues and other	(9,031)	(14,950)	(32,591)	(47,019)
Postpay service revenues	$41,190	$57,084	$142,387	$171,826

Average number of postpay accounts	125,400	141,800	133,900	140,100
Postpay ARPA	$109.47	$134.18	$118.12	$136.27

Western Markets ARPA	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in thousands, except ARPA)	2015	2014	2015	2014
Retail revenue	$42,110	$44,224	$127,668	$132,867
Less: prepay service revenues and other	(6,405)	(6,118)	(18,975)	(19,126)
Postpay service revenues	$35,705	$38,106	$108,693	$113,741

Average number of postpay accounts	105,500	94,900	103,000	93,200
Postpay ARPA	$112.81	$133.83	$117.27	$135.66

ARPA in our Western Markets decreased for the three and nine months ended September 30, 2015 as compared to the same period in 2014 as a result of pricing declines driven by the competitive environment and service plan discounts offered with EIP. We expect ARPA to continue to be under pressure as our competition stays focused on price incentives and due to increased acceptance of EIP with its associated service plan discounts.
The tables below provide a reconciliation of retail revenues to postpay subscriber revenues used to calculate Total ABPU and Western Markets ABPU for the three and nine months ended September 30, 2015 and 2014.

Total ABPU	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in thousands, except ABPU)	2015	2014	2015	2014
Retail revenue	$50,221	$72,034	$174,978	$218,845
Add: EIP billings	4,835	18	11,084	18
Less: prepay service revenues and other	(9,031)	(14,950)	(32,591)	(47,019)
Total postpay billings	$46,025	$57,102	$153,471	$171,844

Average number of postpay subscribers	265,400	310,000	284,800	307,700
Postpay ABPU	$57.80	$61.41	$59.87	$62.05

Western Markets ABPU	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in thousands, except ABPU)	2015	2014	2015	2014
Retail revenue	$42,110	$44,224	$127,668	$132,867
Add: EIP billings	4,631	13	10,267	13
Less: prepay service revenues and other	(6,405)	(6,118)	(18,975)	(19,126)
Total postpay billings	$40,336	$38,119	$118,960	$113,754

Average number of postpay subscribers	230,700	214,400	226,600	211,600
Postpay ABPU	$58.29	$59.27	$58.32	$59.75

ABPU in our Western Markets decreased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 as a result of pricing declines driven by the competitive environment and service plan discounts offered with EIP. We expect this year over year trend to continue.

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

•	Cost of equipment sold – includes handset equipment costs to new and existing customers,

•	Customer operations – includes marketing, product management, product advertising, selling, billing, customer care, customer retention and bad debt expenses;

•
Corporate operations – includes taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management, and accretion of asset retirement obligations;

•	Restructuring – includes employee separations, contract terminations, and other costs related to the exit of our Eastern Markets;

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	Gain on sale of assets - includes the gain from the sale of towers.
Other Expense
Other expense includes interest expense on debt instruments, net of capitalized interest and interest income recognized on EIP receivables, corporate financing costs and debt discounts associated with the repricing and refinancing of our debt instruments and, as appropriate, related charges or amortization of such costs and discounts, changes in the fair value of our interest rate cap and other items such as interest income and fees.
Income Taxes
Income tax expense and effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, non-controlling interest, state minimum tax assessments, and non-deductible expenses.
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810, Consolidations, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three and nine months ended September 30, 2015 and 2014. The VA Alliance made $0.6 million and $0.7 million of capital distributions to the minority owners during the nine months ended September 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014	$ Variance	% Variance
Retail revenue	$50,221	$72,034	$(21,813)	(30.3)%
Wholesale and other revenue	35,567	37,802	(2,235)	(5.9)%
Equipment sales	11,752	9,802	1,950	19.9%
Total operating revenues	$97,540	$119,638	$(22,098)	(18.5)%

Retail Revenue
Retail revenue in our Western Markets declined $2.1 million, or 4.8%, to $42.1 million as compared to the three months ended September 30, 2014. Postpay service revenue decreased as a result of higher adoption rates of lower rate plans as a result of competitive pricing pressures and service plan discounts offered with EIP. Prepay service revenues were flat for the three months ended September 30, 2015, as compared to the same period in 2014, as a result of an increase in subscribers, offset by by a decline in revenue per unit driven by the competitive landscape. In addition, retail revenue in our Eastern Markets declined $19.7 million, or 70.8%, as compared to the three months ended September 30, 2014 as we wind down those operations.
Wholesale and Other Revenue
Wholesale and roaming revenues in our Western Markets decreased $2.6 million, or 6.9%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily reflecting a $2.2 million decrease in revenue from the SNA. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014, which included a rate reset on August 1, 2015. We expect this year over year trend to continue.
Equipment Sales
Equipment revenues in our Western Markets increased $4.9 million, or 73.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, reflecting an increase in EIP sales, which began in August 2014. The improvement in equipment revenue in our Western Markets was partially offset by the decline in equipment revenue of $2.9 million, or 91.4%, in our Eastern Markets as we wind down those operations.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014	$ Variance	% Variance
Cost of services	$30,087	$30,591	$(504)	(1.6)%
Cost of equipment sold	21,495	26,290	(4,795)	(18.2)%
Customer operations	19,201	25,381	(6,180)	(24.3)%
Corporate operations	11,830	8,580	3,250	37.9%
Restructuring	4,627	—	4,627	—
Depreciation and amortization	15,157	18,473	(3,316)	(18.0)%
Total operating expenses	$102,397	$109,315	$(6,918)	(6.3)%
Cost of Services – Cost of services in our Western Markets increased $2.0 million, or 9.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to a $1.5 million increase in cell site expense to support additional capacity for our 4G/LTE expansion and a $0.9 million increase in cost of roaming due to increased data usage. These increases were offset by a decrease in cost of services of $2.5 million, or 25.7%, in our Eastern Markets due to the wind down of those operations.
Cost of Equipment Sold – Cost of equipment sold in our Western Markets increased $3.3 million, or 18.8%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in equipment costs driven by continued smartphone sales and an increase in subscriber activity. These increases were offset by a decrease in cost of equipment sold of $8.1 million, or 96.0%, in our Eastern Markets due to the wind down of those operations.
Customer Operations – Customer operations expense in our Western Markets increased $1.1 million, or 7.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily driven by an increase in bad debt expense of $1.1 million, or 51.4%. Bad debt expense increased as a result of increased accounts receivable partially related to EIP. This increase was offset by a decrease in customer operations expense of $7.3 million, or 71.5%, in our Eastern Markets due to the wind down of those operations.
Corporate Operations – Corporate operations expense related to our Western Markets increased $5.9 million, or 105.2%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to $3.3 million of costs incurred related to the pending acquisition by Shentel. There was a decrease in corporate operations of $2.7 million, or 90.5%, in our Eastern Markets due to the wind down of those operations.

Restructuring – Restructuring expense was $4.6 million for the three months ended September 30, 2015 due primarily to severance charges and contract termination fees associated with the wind down of the business in the Eastern Markets. We will continue to incur restructuring charges throughout 2015 as we continue the wind down.
Depreciation and Amortization – Depreciation and amortization expenses decreased $3.3 million, or 18.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the write down and abandonment of property, plant, and equipment recorded in the fourth quarter of 2014 in our Eastern Markets in connection with the spectrum sale.
OTHER EXPENSE
Interest expense, net decreased $0.9 million, or 11.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was attributable to an increase in interest costs capitalized that were associated with our 4G/LTE expansion and an increase in interest income recognized on our EIP receivables.

INCOME TAXES
Income tax expense (benefit) for the three months ended September 30, 2015 and 2014 was $(3.5) million and $0.8 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible acquisition related expenses, compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

RESULTS OF OPERATIONS – COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
OPERATING REVENUES
The following table identifies our operating revenues for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Variance	% Variance
Retail revenue	$174,978	$218,845	$(43,867)	(20.0)%
Wholesale and other revenue	109,497	116,817	(7,320)	(6.3)%
Equipment sales	41,595	23,853	17,742	74.4%
Total operating revenues	$326,070	$359,515	$(33,445)	(9.3)%

Retail Revenue
Retail revenue in our Western Markets declined $5.2 million, or 3.9%, to $127.7 million compared to the nine months ended September 30, 2014. Postpay service revenue decreased as a result of higher adoption rates of promotional pricing plans as a result of competitive pricing pressures and service plan discounts offered with EIP. Prepay service revenues decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, as a result of a decline in revenue per unit driven by the competitive landscape, offset by an increase in subscribers. In addition, retail revenue in our Eastern Markets declined $38.7 million, or 45.0%, compared to the nine months ended September 30, 2014 as we wind down those operations.
Wholesale and Other Revenue
Wholesale and roaming revenues in our Western Markets decreased $8.3 million, or 7.2%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily reflecting a $7.5 million decrease in revenue from the SNA. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014, which included a rate reset on August 1, 2015. We expect this year over year trend to continue.

Equipment Sales
Equipment revenues increased $25.1 million, or 164.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, reflecting an increase in retail pricing driven by continued smartphone adoption and EIP sales, which began in August 2014. The improvement in equipment revenue in our Western Markets was partially offset by the decline in equipment revenue of $7.4 million, or 85.2%, in our Eastern Markets as we wind down those operations.
OPERATING EXPENSES
The following table identifies our operating expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Variance	% Variance
Cost of services	$91,762	$87,676	$4,086	4.7%
Cost of equipment sold	65,168	72,287	(7,119)	(9.8)%
Customer operations	64,049	78,383	(14,334)	(18.3)%
Corporate operations	31,217	31,610	(393)	(1.2)%
Restructuring	8,237	—	8,237	—
Depreciation and amortization	43,516	57,469	(13,953)	(24.3)%
Gain on sale of assets	(16,749)	—	(16,749)	—
Total operating expenses	$287,200	$327,425	$(40,225)	(12.3)%
Cost of Services – Cost of services in our Western Markets increased $7.0 million, or 11.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to a $3.4 million increase in cell site expense to support additional capacity for our 4G/LTE expansion, a $2.0 million increase in cost of roaming due to increased data usage and a $1.6 million increase in non-cash spectrum lease expenses related to the SNA agreement. These increases were offset by a decrease in cost of services of $2.9 million, or 10.2%, in our Eastern Markets as we wind down those operations.
Cost of Equipment Sold – Cost of equipment sold in our Western Markets increased $15.7 million, or 32.5%, for the nine months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in equipment costs driven by continued smartphone sales and an increase in subscriber activity. These increases were offset by a decrease in cost of equipment sold of $22.8 million, or 95.3%, in our Eastern Markets due to the wind down of those operations.
Customer Operations – Customer operations expense in our Western Markets increased $5.8 million, or 12.5%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in other general selling expenses. These increases were offset by a decrease in customer operations of $20.1 million, or 62.5%, in our Eastern Markets due to the wind down of those operations.
Corporate Operations – Corporate operations expense in our Western Markets increased $8.9 million, or 43.2%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to $3.7 million of costs incurred related to the pending acquisition by Shentel. There was a decrease in corporate operations of $9.3 million, or 84.4%, in our Eastern Markets due to the wind down of those operations.
Restructuring – Restructuring expense was $8.2 million for the nine months ended September 30, 2015 due primarily to severance charges and contract termination fees associated with the wind down of the business in the Eastern Markets. We will continue to incur restructuring charges throughout 2015 as we continue the wind down.
Depreciation and Amortization – Depreciation and amortization expenses decreased $14.0 million, or 24.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the write down and abandonment of property, plant, and equipment recorded in the fourth quarter of 2014 in our Eastern Markets due to the spectrum sale.
Gain on Sale of Assets – Gain on sale of assets was $16.7 million for the nine months ended September 30, 2015 due to the sale of tower assets.
OTHER EXPENSE
Interest expense, net decreased $1.7 million, or 7.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was attributable to an increase in interest costs capitalized that were associated with our 4G/LTE expansion and an increase in interest income recognized on our EIP receivables. Other expenses decreased $1.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of a $0.9 million charge related to the write off of a proportionate amount of the unamortized deferred debt issuance costs associated with the refinancing in January 2014.

INCOME TAXES
Income tax expense for the nine months ended September 30, 2015 and 2014 was $7.6 million and $2.5 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible acquisition related expenses, compensation, non-controlling interest, and state minimum taxes. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of September 30, 2015, we had $108.8 million of cash, compared to $73.5 million as of December 31, 2014, of which $79.6 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $29.2 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at September 30, 2015 has a rating of Aa1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $150.8 million as of September 30, 2015 compared to $108.6 million as of December 31, 2014.
As of September 30, 2015, we had $629.9 million in aggregate long-term liabilities, compared to $629.4 million as of December 31, 2014, consisting of $515.9 million in long-term debt, including capital lease obligations, and approximately $114.0 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes, asset retirement obligations and deferred gains on tower sales. Further information regarding long-term debt obligations at September 30, 2015 is provided in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended September 30, 2015 there was no excess cash flow. The balance of the Restricted Payments basket as of September 30, 2015 was $79.6 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of September 30, 2015, there were no commitments associated with the Incremental Commitments and the leverage ratio for the Company was 5.19:1.00.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the nine months ended September 30, 2015 and 2013, respectively:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$18,603	$79,135
Net cash provided by/(used in) investing activities	21,692	(65,374)
Net cash provided by/(used in) financing activities	(4,999)	3,586

Operating Activities
Our cash flows from operating activities for the nine months ended September 30, 2015 of $18.6 million decreased $60.5 million, or 76.5%, compared to the cash flows from operating activities of $79.1 million for the nine months ended September 30, 2014. Our operating income, exclusive of non-cash items such as depreciation and amortization and gain on sale of assets, decreased compared to the prior year. Net changes in working capital further decreased cash provided by operating activities. The decrease is primarily due to an increase in accounts receivable resulting from the timing of cash collections for EIP sales as compared to traditional sales and a decrease in accounts payable due to the timing of cash paid to vendors.

Investing Activities
As we continue to upgrade our network, we invested $75.2 million in capital expenditures for the nine months ended September 30, 2015. This was an increase of $7.5 million compared to the $67.7 million of capital expenditures for the same period last year. Included in the capital spending for the nine months ended September 30, 2015 was $64.3 million of expenditures for additional capacity to support our projected growth and incremental 4G/LTE expansion, and $10.9 million to maintain our existing networks and other business needs. These capital expenditures were offset by net proceeds of $96.9 million primarily from the sale of our tower assets and spectrum.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 was $5.0 million compared to net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2014, which reflected $4.1 million of principal payments on the long term debt. Included in the financing activity for the nine months ended September 30, 2014 was $39.5 million net proceeds from the January 2014 debt refinancing, offset by $27.2 million in cash dividends, $3.5 million in debt issuance costs and $4.0 million of principal payments on long-term debt.
We believe that our current cash balances of $108.8 million, our cash flows from operations and other capital resources will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan, for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $524.3 million at September 30, 2015. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.6 million as of September 30, 2015.
In February 2013, we purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million. The interest rate cap reduced our exposure to changes in the three-month Eurodollar rate by capping the rate at 1.0%. The interest rate cap agreement expired in August 2015.
At September 30, 2015, our financial assets included cash of $108.8 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at September 30, 2015.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at September 30, 2015, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount	$520,986	$522,980	$534,291	$511,945
Capital lease obligations	585	$585	643	526
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At September 30, 2015, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at September 30, 2015 we had approximately $79.6 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows. In addition, on August 24, 2015, Mr. Marvin Westen and Mr. Paul Sekerak, each filed a purported class action complaint relating to the Merger in the Court of Chancery of the State of Delaware. The Company cannot presently determine the ultimate resolution of this matter nor can it reasonably estimate the range of possible losses.
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
Risk Factors Related with the Proposed Acquisition by Shentel:
There are risks related to the proposed acquisition of the Company that could have a material adverse impact on our business, financial condition, financial results and stock price.
Completion of the proposed acquisition by Shentel is subject to the satisfaction of various conditions, including stockholder approval and various government and regulatory approvals. There is no assurance that these conditions will be satisfied, or that the proposed merger will be consummated within the expected time frame or at all. If the proposed acquisition is not completed, the price of our common stock may decline to the extent that such market price reflects a market assumption that the proposed acquisition will be completed. In addition, under certain circumstances, if the merger agreement is terminated, we may be required to pay Shentel a termination fee of $8.8 million, plus the reimbursement of up to $2.5 million of fees, costs and expenses incurred by or on behalf of Shentel in connection with the merger.
The merger agreement also restricts us from engaging in certain activities and taking certain actions without Shentel’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.
The pendency of the proposed acquisition, and potential failure to complete the merger, could materially and adversely impact our business.
The proposed acquisition by Shentel could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about the Company and their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•
customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company;

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business; and

•
we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisition by Shentel, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.

In addition, if the proposed acquisition is not completed, our Board of Directors may consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking to raise capital through the sale of equity or debt securities, seeking additional debt financing, or attempting to sell our company to another potential acquirer. These alternatives may involve additional risks to our business, including, among others, risks related to the diversion of management’s attention and additional expenses, our ability to consummate any such alternative transaction, our ability to obtain capital sufficient to operate our business, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other matters that may materially and adversely affect our business, results of operations and financial condition.

Revised Risk Factors Related to the Contract with Apple, Inc.:
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
Apple devices represent a significant percentage of all devices sold by us. We are currently operating under an extension of our original contract with Apple, Inc. If we are unable to further extend our existing contract with Apple or to renew our contract upon reasonable terms on a longer-term basis or at all, our ability to attract and retain subscribers would be materially impacted.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended September 30, 2015 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at September 30, 2015. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date.

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

NTELOS HOLDINGS CORP.

Dated: October 28, 2015	By:	/s/ Rodney D. Dir
Rodney D. Dir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 28, 2015	By:	/s/ Stebbins B. Chandor Jr.
Stebbins B. Chandor Jr.
Executive Vice President and Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

Dated: October 28, 2015	By:	/s/ John Turtora
John Turtora
Vice President and Controller
(Principal Accounting Officer)