Form 10-K
period 2015-12-31
NTELOS HOLDINGS CORP.
filed 2016-03-14
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015 was $80.6 million (based on the closing price for shares of the registrant’s common stock as reported on the NASDAQ Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, executive officers and persons beneficially owning more than 10% of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.
There were 22,257,794 shares of the registrant’s common stock outstanding as of the close of business on March 8, 2016.

DOCUMENTS INCORORATED BY REFERENCE : NONE

NTELOS HOLDINGS CORP.

GLOSSARY OF TERMS AND ABBREVIATIONS

3G	Third Generation of Mobile Telephony Standards
4G	Fourth Generation of Mobile Telecommunication Standards
Amended and Restated Credit Agreement	Amendment No.6, dated November 9, 2012, of the Original Credit Agreement and as further amended and restated as of January 31, 2014
ABPU	Average Billings per User
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AWS	Advanced Wireless Services
CALEA	Communications Assistance for Law Enforcement Act of 1994
CDMA	Code Division Multiple Access
CMRS	Commercial Mobile Radio Service
Communications Act	Communications Act of 1934, as amended
Congress	United States Congress
EIP	Equipment Installment Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAA	Federal Aviation Administration
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHz	Gigahertz
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LEC	Local Exchange Carrier
LIBOR	London Interbank Offered Rate
LTE	Long-Term Evolution Wireless Technology
Lumos Networks	Lumos Networks Corp.
MHz	Megahertz
MLA	Master License Agreement
MSC	Mobile Switching Center
MVNO	Mobile Virtual Network Operator
NASDAQ	NASDAQ Stock Market LLC
NEPA	National Environmental Policy Act
NOL	Net Operating Loss
NPRM	Notice of Proposed Rule Making
Original Credit Agreement	Credit Agreement dated August 7, 2009
PCS	Personal Communications Services
POPs	Population
PSAP	Public Safety Answering Point
Quadrangle	Quadrangle Capital Partners LLP and certain of its affiliates
SEC	United States Securities and Exchange Commission
Shentel	Shenandoah Telecommunications Company
SNA	Strategic Network Alliance
SprintCom	SprintCom, Inc., a Kansas corporation
Sprint Spectrum	Sprint Spectrum L.P., a Delaware limited partnership
USF	Universal Service Fund
UTB	Unrecognized Income Tax Benefit
VoIP	Voice over Internet Protocol

PART I
In this Annual Report on Form 10-K, we use the terms “NTELOS,” “we,” the “Company,” “our” and “us” to refer to NTELOS Holdings Corp. and its subsidiaries.
Available Information
Our website address is www.ntelos.com. We use our website as a channel of distribution for the Company's information. We make available free of charge on the Investor Relations section of our website (http://ir.ntelos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics. Financial and other material information regarding the Company is routinely posted on and accessible at http://ir.ntelos.com. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1.	Business.
General
We are a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia, and certain portions of surrounding states. We offer wireless voice and digital data PCS products and services to retail and business customers under the “NTELOS Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or the "SNA".
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
Agreement and Plan of Merger with Shenandoah Telecommunications Company ("Shentel")
On August 10, 2015, we announced that we entered into a definitive agreement to be acquired by Shentel (the "Merger Agreement") in an all-cash transaction valued at approximately $640 million, including net debt (the "Merger"). Our stockholders will receive approximately $208 million in cash, or $9.25 per share and Shentel will assume our debt at closing.
Concurrent with the signing of the Merger Agreement, Shentel entered into a series of agreements with Sprint, including the expansion of Shentel’s “affiliate” relationship with Sprint. This will result in the “nTelos” brand eventually being discontinued after closing and NTELOS’s approximately 300,000 wireless retail customers eventually becoming Sprint-branded customers. Additionally, NTELOS’s retail stores will convert into Sprint-branded stores.

The Merger is subject to customary closing conditions, including the completion of Shentel’s re-affiliation transaction with Sprint, approval of the Merger by the Company’s stockholders and receipt of all necessary regulatory approvals. The Company has already received shareholder approval for the Merger and all necessary approvals from federal and state regulators necessary to complete the Merger, other than approval from the FCC. The Company expects to receive FCC approval late in the first quarter or early in the second quarter of 2016 and that the Merger will close soon thereafter.
For additional information, see Note 1 of the Notes to Consolidated Financial Statements.

Sale of Virginia East Spectrum and Shut Down of Eastern Markets
On December 1, 2014, the Company entered into an agreement to sell its wireless spectrum licenses in its eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) for approximately $56.0 million. The transaction closed on April 15, 2015. The Company entered into lease agreements to continue using the Eastern Markets spectrum licenses for varying terms ranging from the closing date through November 15, 2015. Effective November 15, 2015, we ceased commercial operations and all subscribers had been migrated off our network. As a result of no longer providing service in the Eastern Markets, certain assets, liabilities and results of operations associated with this market are now being reported as discontinued operations.
For additional information, see Note 3 of the Notes to Consolidated Financial Statements.
Our Business
Overview
We operate a 100% CDMA digital PCS network and are actively deploying fourth generation mobile communications standards / Long Term Evolution wireless technology (“4G LTE”) across our footprint in Virginia, West Virginia, and certain portions of surrounding states with covered POPs of approximately 3.1 million. We believe our strategic focus, commitment to personalized local service, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national.
Spectrum Holdings
We utilize radio spectrum licensed to us by the FCC to provide our wireless broadband mobile services to our customers. The FCC has allocated spectrum in a variety of different spectrum blocks, bandwidths and geographic license areas, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. We also hold licenses in seven additional basic trading areas, which we currently consider excess spectrum. We hold licenses and lease spectrum from Sprint for the 1900 MHz PCS spectrum used in our network. We also hold AWS and other spectrum in several of our markets that is currently not deployed and is intended to be used by mobile devices for voice, data, video and messaging services. In addition, the SNA with Sprint provides 800 MHz, 1900 MHz and 2.5 GHz spectrum to us in the SNA territory through spectrum leases.
Retail Operations
Our customers can choose from a variety of dependable postpay and prepay services. Our “value” proposition targets value-conscious consumers who want both reliable voice and high-speed data network performance, a broad array of devices and smartphones, and local customer service. It also focuses on voice and data services that include nationwide coverage through our wholesale relationship with Sprint and other roaming partners.
We currently offer approximately 24 devices across 11 brands, including Apple iPhone, Motorola, LG, Samsung and HTC products, and offer our customers smartphone operating systems such as Android and iOS. All devices are available for both postpay and prepay/no-contract services. Our customer service is supported by our call centers, and our direct and indirect distribution channel which is comprised of 35 company-operated direct retail locations, 142 indirect retail distribution locations, and an additional 223 third-party payment centers. We also offer an interactive web presence, which provides customers with access to their accounts, auto-pay billing services, account monitoring services and other customer care support. This functionality has been largely extended to the mobile devices through “My nTelos” and “My FRAWG” applications which are available in both the iTunes and Google Play stores. Advertising and marketing is geared towards enhancing brand consideration and attracting customers from other wireless carriers (“switchers”) who want comparable features and national coverage at a better value. Our primary focus has been on high-value postpay customers, data users and the prepay market.
Our Postpaid offering, nControl, includes various voice, messaging, and data usage options that provide maximum flexibility and customization. Additionally, these plans have a customizable structure for families and individuals with multiple devices, with different levels of monthly device pricing for smartphones, data cards, and feature phones. We also provide our customers the ability to purchase devices under equipment installment plans (“EIP”). This offering allows the customer to purchase a device with zero down, provides discounts on service plans and provides the ability to upgrade more frequently than traditional plans.
We also market FRAWG Wireless, a no contract service intended to attract consumers who choose a prepay service option. FRAWG Wireless is a simple service offering that has a minimum number of plans, offers attractive features and provides national or regional coverage. This “no contract” option generally has a higher retail "out the door" price on the device and offers a variety of competitive rate plans.

Service Offerings
The table below briefly describes our postpay and prepay plans and provides a breakdown of subscribers as of December 31, 2015:

	Retail Subscribers
Product	Subscribers	% of Subscribers
Postpay	233,300	77%
Prepay	68,700	23%
Total	302,000

Product	Description
Postpay	•	Branded as NTELOS Wireless
	•	High-speed, dependable coverage
	•	2 Year Equipment Installment Plan for Smartphones, Tablets and Data Cards
	•	1 or 2 year pricing option for feature phones
•
Usage based data service plans that offer Unlimited talk and text, along with features consisting of text and picture messaging, mobile broadband access through hotspots, and access to a variety of applications.

	•	Plans are offered for individuals and families and include long distance calling, caller ID, three-way calling and voicemail
	•	Broad array of full featured handsets tablets, data cards and smartphones, including popular brands such as Apple, Samsung, LG, Motorola and HTC

Prepay	•	Branded as FRAWG Wireless
	•	Usage based and unlimited nationwide voice, text and data services
	•	Prepackaged version of FRAWG Wireless includes a handset and a month of service in a “grab and go” package that can be found at convenience stores and neighborhood retailers
	•	Monthly charges are paid in advance using most accepted forms of payment via web, handset app, interactive voice response, phone or in person
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
Our direct distribution is supplemented by master agents and NTELOS-branded dealers. Our master agent program allows us to recruit experienced master agents, introduce the “Exclusive Retail Partner program” that we believe enhances our brand positioning with additional branded retail locations, and recruit experienced multi-unit retailers.
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
Wholesale Operations
We provide wireless digital PCS services on a wholesale basis to other PCS providers, most notably through the SNA with Sprint in which we are the exclusive wholesale provider of wireless services in our western Virginia and West Virginia service area for all Sprint CDMA and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA through at least December 2022. Pursuant to the terms of the SNA, we are required to upgrade our network in the SNA service area to provide LTE services. As part of the amendment, we lease spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides us access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The billable fixed fee element of the agreement was reduced pursuant to the amended SNA on August 1, 2015 and again on January 1, 2016. Additional annual reductions will occur on January 1 of each year. We account for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
Network Technology
As of December 31, 2015, we had 1,008 cell sites in operation and we owned 12 of these cell sites and leased the remaining 996 cell sites (approximately 99%). Of the leased cell sites, 579 (approximately 57%) are installed on structures controlled by three tower companies, Crown Communications, American Tower, and SBA.
In January 2015, we announced that we entered into a definitive agreement to sell up to 103 towers for approximately $41.0 million. We closed on 96 towers during 2015, one in early 2016 with an additional tower expected to close this year. The sale agreement provides for long term lease agreements for towers in our operating footprint.
We continue the deployment of our 4G LTE network, finishing 2015 with 4G LTE reaching 70% of our covered POPs. We now have 4G LTE coverage in all of our core markets.
Switching Centers
We have two MSC facilities which house all of our core switching and routing equipment that is used for processing voice calls and data services. The MSCs also house adjunct platforms that enable services including text messaging, voicemail, picture messaging, and over-the-air functionality (the ability to download information to the handset via our wireless network).
Network Performance
We set high network performance standards and continually monitor network quality metrics, including dropped call rates and blocked call rates.
Competition
The retail market for wireless broadband mobile services is highly competitive. We compete directly with other facilities and non-facilities based wireless broadband mobile and fixed service providers, wireline, internet, cable, satellite and other communications service providers. We believe that competition for customers among wireless broadband providers is based on price, service area, brand awareness and reputation, services and features, handset selection, call quality and customer service. In 2015, we saw continued emphasis by our postpay competitors on selling bundled services, which include voice, text and LTE data, as well as expanding unlimited nationwide services, often at reduced prices. Our value proposition in the postpay market competes with several nationwide and regional carriers including AT&T, Sprint, Verizon, T-Mobile and U.S. Cellular, as well as a number of reseller/affiliates of some or all of these companies. These competitors have financial resources, marketing resources, brand awareness, equipment availability, and customer bases significantly greater than ours. We expect postpay competition to continue to be intense as carriers focus on taking market share from competitors.
Competition in the prepay market space has continued to intensify, particularly with aggressively-priced, nationwide, unlimited plan offerings by our competitors. In addition, our competitors continue to significantly increase their points of distribution and advertising. These competitors have access to a large number of points of distribution, including large big box retailers. We also face competition from companies that resell prepay wireless service to customers but do not hold FCC licenses or own their own networks, referred to as MVNOs. These competitors include, but are not limited to Boost, Straight Talk, Virgin Mobile, TracFone, Simple Mobile and Net10. We differentiate ourselves in the prepay markets from our competitors by offering high value products and plans, dependable high-speed nationwide services and by providing local customer service and retail support coupled with a strong commitment to the community.
Employees
As of December 31, 2015, we had approximately 540 full time equivalent employees. None of our employees are covered by a collective bargaining agreement or represented by an employee union. We believe that we have good relations with our employees.
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
E-911 Services
The FCC requires CMRS carriers to make available basic 911 and E-911 emergency services to subscribers that provide the caller’s telephone number and detailed location information to emergency responders, and to make available 911 emergency services to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of E-911 services in their locales. On January 29, 2015, the FCC adopted additional rules and regulations that require us and other carriers to implement requirements regarding location accuracy requirements for E-911. These stronger rules will enhance the ability of Public Safety Answering Points (PSAPs) to accurately identify the location of wireless 911 callers when a caller is indoors. These revised rules also strengthen the FCC’s existing E-911 location accuracy rules to improve location determination for outdoor calls as well. In 2013, the FCC adopted rules requiring wireless carriers, such as ourselves, and certain other text messaging service providers to send an automatic ‘bounce-back’ text message to consumers who try to text 911 where text-to-911 is not available, indicating the unavailability of such services. In August 2014, the FCC required all wireless carriers, such as ourselves, as well as other providers of interconnected text messaging applications, to be capable of supporting text-to-911 service by December 31, 2014, and to provide such service to requesting PSAPs by June 30, 2015 or six months after a request from a PSAP, whichever is later. The FCC has also sought further comment regarding additional regulations pertaining to the provision of text-to-911 service.
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
Network Neutrality Regulations
The FCC, in March 2015, adopted net neutrality rules for broadband Internet providers, including mobile broadband Internet providers, in which such providers would not be able to engage in various forms of blocking, throttling or engaging in paid prioritization agreements with respect to Internet content, subject to reasonable network management. The FCC also adopted enhanced transparency rules and a general conduct rule regarding behavior of broadband Internet providers. In doing so, the FCC reclassified broadband Internet service as a Title II service under the Communications Act. These network neutrality rules have been appealed to the Court of Appeals for the District of Columbia, and such appeal remains pending.  We cannot predict with any certainty the likely timing or outcome of any Court action.
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
RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks. Until the consummation of the Merger, we are subject to a number of business uncertainties and contractual restrictions under the Merger Agreement.

Risk Factors Related to the Merger with Shentel
There are risks related to the Merger that could have a material adverse impact on our business, financial condition, financial results and stock price.
Completion of the Merger with Shentel is subject to the satisfaction of various conditions, including approval of our stockholders and various government and regulatory approvals. Several of these conditions have been substantially satisfied, however, we have not received approval, or any indication thereof, from the FCC. There is no assurance that all conditions will be satisfied, that the FCC will provide its approval, or that the Merger will be consummated within the expected time frame or at all. If the Merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a premium related to the potential Merger consideration. Prior to the announcement of the proposed Merger, our common stock traded at a materially lower price. In addition, under certain circumstances, if the Merger Agreement is terminated, we may be required to pay Shentel a termination fee of $8.8 million, plus the reimbursement of up to $2.5 million of fees, costs and expenses incurred by or on behalf of Shentel in connection with the Merger.
The Merger Agreement also restricts us from engaging in certain activities and taking certain actions without Shentel’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger.
The pendency of the Merger, and potential failure to complete the Merger, could materially and adversely impact our business.
The Merger with Shentel could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:

●	our employees may experience uncertainty about us and their future roles with us, which might adversely affect our ability to retain and hire key managers and other employees;

●	customers and suppliers may experience uncertainty about the future and may seek alternative business relationships with third parties or seek to alter their business relationships with us;

●	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business; and

●
we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the Merger with Shentel, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.

In addition, if the Merger is not completed, our Board of Directors may consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking to raise capital through the sale of equity or debt securities, seeking additional debt financing, or attempting to sell our company to another potential acquirer. These alternatives may involve additional risks to our business, including, among others, risks related to the diversion of management’s attention and additional expenses, our ability to consummate any such alternative transaction, our ability to obtain capital sufficient to operate our business, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other matters that may materially and adversely affect our business, results of operations and financial condition.

Risk Factors Related to Our Business
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
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 5G, voice over WiFi or other technologies. A number of our competitors have deployed or are in the process of deploying next generation technologies that are focused on the provisioning of mobile data services with even higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes, to complete our 4G network upgrade plan, and to offer, on a timely basis, new services and technologies that meet customer demands.
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
The loss of our largest wholesale customer, Sprint, would materially adversely affect our business, financial condition and operating results.
For the year ended December 31, 2015, we generated approximately 37.8% of our revenues from the SNA with Sprint. In May 2014 the parties reached an amended agreement to extend the SNA through at least December 2022. Our business, financial condition, and operating results would suffer material adverse consequences due to lost revenues and decreased cash flows if (a) we were to lose Sprint as a customer, such as because of termination of the SNA due to our failure to upgrade to 4G LTE as required, (b) we are unable to realize the benefits under the SNA, such as preferred device pricing and nationwide 4G LTE roaming charges, or (c) Sprint experiences severe financial difficulties and/or is unwilling or unable to pay our charges or becomes bankrupt.

The pricing arrangements under our SNA with Sprint may fluctuate and there could be a decrease in the usage of our networks by Sprint customers, either of which could result in a decline in our wholesale revenues.
Under the SNA, our wholesale revenues are based on usage of our network by Sprint’s customers. In May 2014 the parties reached an amended agreement to extend the SNA through at least December 2022. The billable fixed fee element of the agreement was reduced pursuant to the amended SNA on August 1, 2015 and again on January 1, 2016. Additional annual reductions will occur on January 1 of each year resulting in a continual decrease of payments for the fixed fee element. Sprint could make changes to its subscriber contracts and national calling plans that could result in a decline in its overall subscriber base or Sprint may choose to manage its customers or distribution in our territories differently or take steps that reduce customer data or voice usage of our network. Additionally, we could experience migration by Sprint of its customers to non-CDMA technology, such as WiFi offloading or see a decline in the usage of our network by Sprint if we are unable to meet their customer demand for data services or fail to successfully design, build and deploy new technologies and services. If any or all of such events were to occur, or if, for any other reason, fewer Sprint customers were using our network or we experience lower usage of our network by Sprint, we could experience reduced revenues from Sprint.
Under the SNA, there are provisions, including rate reset provisions, which could, and have previously, resulted in disputes between us and Sprint from time to time. The SNA features a dispute resolution process which historically the parties have used in order to resolve open disputes. However, there can be no assurance that any future disputes will be resolved to our satisfaction and it is possible that the dispute resolution process might yield a result that would potentially lower Sprint’s payment obligations, which could have a material adverse effect on our business, financial condition and operating results.
Our largest competitors may build networks in our markets or use alternative suppliers, which may result in decreased revenues and severe price-based competition.
The national carriers and other larger wireless providers are investing substantial capital to deploy the necessary equipment for 4G LTE, LTE-A, 5G, and other enhanced network technologies and services, and may build or expand their own wireless networks in our service areas or obtain roaming services from alternative sources. Additionally, if any current or potential roaming partner or new alternative facilities-based provider were to launch or expand networks in our markets, we could experience increased price competition and potential loss of roaming business, which would adversely affect our revenues and operating results.
Our inability to obtain or gain access to additional spectrum in the future, including the licensing of additional spectrum by the FCC, could adversely affect our ability to compete in providing wireless services.
We may need to acquire or gain access to additional spectrum in the future in order to continue our customer growth, maintain our quality of service, meet increasing customer data usage demands and deploy new technologies. The wireless industry in general is experiencing a spectrum shortage and there is no assurance that any additional spectrum will be made available by Congress or the FCC, through auction or otherwise, on a timely basis, on terms and conditions or under service rules that we consider suitable for our commercial uses. Any additional spectrum made available from the FCC or from third parties may not be compatible with our existing spectrum, may not be readily usable as a result of the lack of technical standards of that spectrum, or we may not be able to acquire such spectrum at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers who, in the past, generally have been disinclined to divest or lease spectrum in secondary market transactions, may reduce our ability to obtain or gain access to additional spectrum from other carriers. Each of these factors would have a material adverse effect on our business, financial condition and results of operations.

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
Apple devices represent a significant percentage of all devices sold by us. We have extended our existing contract with Apple through May 28, 2016. However, if we are unable to further extend our contract with Apple or enter into a new contract on a longer-term basis, with reasonable terms, or at all, our ability to attract and retain subscribers would be materially impacted.
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
Subscribers are purchasing data-centric devices and smartphones, such as the iPhone, as technological innovations occur. The cost of these multi-functional devices continues to increase as the number of features and applications they support increase. In addition, we believe we generally pay more, on average, to purchase devices than many of our national competitors, who buy from manufacturers in larger volumes. As more subscribers purchase or upgrade to new data-centric devices and smartphones, our business, financial condition and operating results could be adversely affected during the period of the sale or upgrade.
The loss of or inability to obtain or maintain voice and/or data roaming agreements, including for 4G LTE data roaming, at cost-effective rates or at all could have a material adverse effect on our business.
We rely on roaming agreements, primarily with Sprint and also with other wireless carriers, to provide nationwide coverage. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may be required to pay significantly more for roaming service and we may be unable to provide competitive regional and nationwide wireless service to our customers on a cost-effective basis. If we are unable to meet our customers’ expectations for nationwide coverage for the services they want, including data roaming, it could reduce the number of new customers we add to our services and may increase our customer churn. In addition, many of our roaming partners have changed their technology from 3G to 4G LTE which may impact our ability to maintain 3G roaming for our customers with 3G only devices. Any inability to retain or obtain such data roaming agreements, 3G and 4G LTE, at cost-effective rates may limit our ability to compete effectively for subscribers, which could materially adversely affect our business, financial condition and operating results.
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

In August 2014, we started offering EIP which differs from the traditional subsidized postpaid plans. These plans do not require a customer to sign a service agreement to obtain postpaid service, but allow the customer to finance their device over 24 months, receive a discount on the postpaid service and allow for more frequent upgrades than traditional plans. We could experience reduced revenues from higher churn, increased costs from additional upgrades, increased credit risk and bad debt expense, and increased marketing efforts to retain customers. In addition, allowing these customers to pay for their device over 24 months will have a negative impact on working capital. If our EIP offering strategy is ineffective, our financial condition and operating results could be materially adversely affected.
We rely on indirect distribution channels to sell our products and services and are concentrated with two primary third party dealers. If we are unable to attract, incentivize and retain these third-party dealers, our revenues could decline and our costs could increase.

Our indirect distribution channel generates approximately 33.1% of our gross adds. Additionally, two primary third-party dealers represent approximately 85% of our total indirect gross adds. These two dealers along with the other dealers maintain approximately 142 indirect retail distribution locations, many of which are not exclusive dealers, which means that these dealers may sell other third-party products and services in direct competition with us. As more of our competitors use third-party dealers to sell their products and services, competition for dealers intensifies and larger wireless carriers may be able to switch our two primary indirect distribution dealers, as well as the other smaller dealers, to their products and services by presenting more lucrative commissions and other benefits, due to a wider variety of products and services offered by these competitors. Additionally, due to dealer mismanagement, industry trends, macro-economic developments, or other reasons, our indirect distribution agents may experience problems and may be unable to continue or grow their operations. As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business. Additionally, a number of dealers that sell our products and services operate a significant number of separate locations. The loss of one or more of such dealers could have a material adverse impact on our business.
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
As of December 31, 2015, our total outstanding debt, including capital lease obligations, was approximately $523.4 million. The significant amount of cash required to service our contractual obligations could substantially limit our resources for alternative capital needs by, among other things:

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
These covenants and restrictions could adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants and restrictions could result in a default of the NTELOS Inc. Amended and Restated Credit Agreement. If a default occurs, our indebtedness under the NTELOS Inc. Amended and Restated Credit Agreement could be declared immediately due and payable, which could have a material effect on our business, financial position, results of operations and cash flows.
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
As of December 31, 2015, approximately 99% of our cell sites were installed on leased facilities, with approximately 57% of the leased facilities installed on facilities owned by three tower companies, American Tower, Crown Communications and SBA, pursuant to license agreements, lease agreements, master lease agreements or master license agreements that govern the general terms of our use of that company’s facilities. If a license agreement, lease agreement, master lease agreement or master license agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its facilities, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of tower companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these tower companies either on terms comparable to those we have today or at all. If any of the tower companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use facilities leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.
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

In addition, we may, in the future, migrate our internal billing and point of sale systems to new third-party systems. Our inability to successfully migrate customers to new billing systems could result in billing delays and negative impacts to sales and customer service. These factors could materially adversely affect our business.
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
Cyber events may cause harm to our business and reputation and result in a loss of customers and significant expenses.
Our network and systems, including those of our third party vendors, may be vulnerable to cyber-attacks, computer viruses, hacking, theft, or similar unauthorized access and disruptive problems that pose risks to our ability to sustain service levels and ensure data security (collectively, “cyber events”). Cyber events are not limited to particular groups or locations and may be committed by employees or third parties from any location, including jurisdictions where law enforcement measures or remedies may be unavailable or ineffective. We do experience cyber events and attempts of cyber events of varying degrees periodically, however, to date, none have been material, individually or in aggregate, to our operational or financial condition. We maintain technical and administrative controls in an effort to reduce the risks and potential of cyber events and maintain insurance in an effort to mitigate the expenses associated with the occurrence of a cyber event. However, such controls and/or insurance may become more expensive or difficult to obtain, or prove insufficient to repel or mitigate a cyber event in the future.
Cyber events may cause equipment failure or damage, or disrupt our networks and systems and those of our customers, suppliers, or other third parties we rely on. Damaged equipment, reduced network capacity, or other issues with networks or systems that may result from a cyber event may be difficult to remedy in a timely or cost effective manner. Our inability to operate networks or systems or provide services to our customers, even for a limited period of time, could have an adverse effect on our business. Further, a cyber event may result in confidential, personal, and/or payment information regarding our customers being accessed, stolen, deleted, modified, or published. Improper access to, misuse, or disclosure of such information could result in substantial harm to our customers and to us. We may incur significant expenses for any cyber event, including investigating the cause of the cyber event, repair or replacement of affected equipment, legally mandated notification costs, expensive incentives offered to existing customers to retain their business, increased expenditures on security measures, lost revenues, and/or litigation. Additionally, as a result of any cyber event, we may suffer damage to our reputation, which could result in a loss of customers or suppliers and adversely impact customer and investor confidence. The occurrence of any cyber event could result in a material adverse effect on our operations and financial condition.

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
We test long-lived assets and intangibles subject to amortization for impairment when events and circumstances warrant. We test goodwill and other indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances warrant. Factors that may be considered a change in circumstances include declines in stock price, market capitalization, financial performance, or expectation of selling or disposing of an asset group or reporting unit. We are required to record a significant charge to earnings during the period in which any impairment was determined, negatively impacting our results of operations. In 2014, we recorded impairment charges on certain long-lived and indefinite-lived assets in the Eastern Markets. See Note 3 of the Notes to Consolidated Financial Statements.
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

On January 29, 2015, the FCC adopted additional rules and regulations that require us and other carriers to implement requirements regarding location accuracy requirements for E-911. These stronger rules will enhance the ability of Public Safety Answering Points (PSAPs) to accurately identify the location of wireless 911 callers when a caller is indoors. These revised rules also strengthen the FCC’s existing E-911 location accuracy rules to improve location determination for outdoor calls as well. In addition, the FCC, in March 2015, adopted net neutrality rules for broadband Internet providers, including mobile broadband Internet providers, in which such providers would not be able to engage in various forms of blocking, throttling or engaging in paid prioritization agreements with respect to Internet content, subject to reasonable network management. The FCC also adopted enhanced transparency rules and a general conduct rule regarding behavior of broadband Internet providers. In doing so, the FCC reclassified broadband Internet service as a Title II service under the Communications Act. These network neutrality rules have been appealed to the Court of Appeals for the District of Columbia, and such appeal remains pending. We cannot predict with any certainty the likely timing or outcome of any Court action. The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities, and is considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements or may have a material adverse effect on our business.

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
We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, real estate, sales and use and employment-related taxes and ongoing appeals issues related to these tax matters. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by the tax authorities. We also estimate our ability to utilize tax benefits, including those in the form of NOL carry-forwards and tax credits. See Note 14 of the Notes to Consolidated Financial Statements for additional information on our taxes.

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
Increases in our costs of providing benefits under our defined benefit pension and other postretirement benefit plans could negatively impact our results of operations and cash flows.
The measurement of the plan obligations and costs of providing benefits under our defined benefit pension and other postretirement benefit plans involves various factors, including the development of valuation assumptions and accounting policy elections. We are required to make assumptions and estimates that include the discount rate applied to benefit obligations, the long-term expected rate of return on plan assets, the anticipated rate of increase of health care costs, our expected level of contributions to the plans, the incidence of mortality, the expected remaining service period of plan participants, the level of compensation and rate of compensation increases, employee age, length of service, and the long-term expected investment rate credited to employees of certain plans, among other factors. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the accounting for the defined benefit pension and other postretirement benefit plans. If our benefit plans’ costs increase, due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends, our financial condition and operating results could be adversely affected.
Risk Factors Related to Our Common Stock
Our stock price has historically been volatile and may continue to be volatile and may not reflect our actual operations and performance.
Prior to entering into the Merger Agreement, the trading price of our common stock had been and may in the future, particularly in the event that the Merger is not consummated, be subject to significant fluctuations. Our stock price may fluctuate in response to a number of events and factors unrelated to our performance, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our quarterly and annual operating results or those of our competitors, including announcements of subscribers and churn rates;

•	changes in financial estimates by us or changes in financial estimates or recommendations by any securities analysts who might cover our stock;

•	speculation in the media or investment community about, or actual changes in, our current or future relationship with Sprint;

•	actual or anticipated changes in Sprint’s business, financial condition and operating results;

•	changes in general or industry specific market conditions, trends or governmental regulations and approvals;

•	conditions, trends or changes in the securities marketplace or stock market performance in the United States, including trading volumes;

•	adverse changes in economic conditions, including the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	changes in the market valuations of other companies operating in our industry;

•	significant or sustained changes to our market capitalization;

•	technological innovations by us or our competitors, including the availability of 4G LTE and/or deployment of next generation networks;

•	announcements by us or our competitors of acquisitions, strategic partnerships, significant contracts or divestitures;

•	announcements of investigations, regulatory scrutiny of our operations or lawsuits filed against us;

•	changes in domestic and global economic and political factors, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of large blocks of our common stock, including sales of our common stock by our directors, executive officers or affiliates.
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
As of December 31, 2015, Quadrangle beneficially owned approximately 4.2 million shares of our common stock, or approximately 19% of our outstanding common stock. In addition, two of the eight directors that serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, including a representative of Quadrangle being Chairman of the Board of Directors, Quadrangle continues to have the ability to influence corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and to exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. In the event that the Merger is not consummated, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and, as a result, may depress the market price of our stock.
Provisions in our charter documents and the General Corporation Law of Delaware could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our common stock.
Although our board of directors has approved the Merger Agreement, certain provisions of the General Corporation Law of Delaware, the state in which we are organized, and our certificate of incorporation and by-laws may inhibit a change of control not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

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
As of December 31, 2015, we owned 12 cell sites and leased 996 cell sites of which approximately 57% are installed on structures controlled by three tower companies, Crown Communications, American Tower and SBA.
In January 2015, we entered into a definitive agreement to sell most of our owned towers. We closed on 96 towers during 2015, one in early 2016 with an additional tower expected to close this year. The agreement provides for long term lease agreements for towers in our operating footprint.
We also lease properties from third parties associated with our retail stores located throughout our operating markets, two warehouses located in Charleston, WV and Waynesboro, VA, an additional customer care facility located in Covington, VA, and two regional operations centers located in Charleston, WV and Richmond, VA.

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
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol “NTLS.” On March 8, 2016, the last reported sale price for our common stock was $9.20 per share.
The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock and the cash dividends declared per common share.

	Fiscal Year 2015				Fiscal Year 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High price	$9.23	$9.23	$8.74	$6.36	$11.07	$13.61	$15.10	$21.40
Low price	9.08	4.52	4.62	3.88	3.85	10.44	11.20	12.40
Dividends declared	—	—	—	—	—	—	0.42	0.42
Stock Performance Graph
The following indexed line graph indicates our cumulative total return to stockholders from December 31, 2010 to December 31, 2015, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2010 in our common stock and in each index. The calculations assume cash dividend reinvestment and reinvestment of $15.86, the opening price of Lumos Networks common stock on November 1, 2011, one share of which was distributed by the Company for each share of NTLS common stock outstanding following the 1-for-2 reverse split, all of which occurred after the market close on October 31, 2011.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
NTELOS Holdings Corp.	$100	$91	$66	$109	$24	$53
NASDAQ Composite Index	100	115	133	184	179	192
NASDAQ Telecommunications Index	100	91	93	115	120	127
Holders
There were approximately 146 registered holders and 4,400 beneficial holders of our common stock on March 8, 2016.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the years ended December 31, 2015 and 2014 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million as of December 31, 2015. During the fiscal years 2015 and 2014, the Company repurchased approximately $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock. Amounts available to us to repurchase stock are restricted by the NTELOS Inc. Amended and Restated Credit Agreement.

Item 6.	Selected Financial Data.
SELECTED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012 (1)	2011 (1)
Consolidated Statements of Operations Data
Operating revenues	$362,640	$360,134	$359,766	$453,989	$422,629
Operating expenses	331,079	322,392	289,415	390,847	356,375
Operating income	31,561	37,742	70,351	63,142	66,254
Other expenses	(30,509)	(33,812)	(30,536)	(30,138)	(26,451)
Income from continuing operations before income taxes	1,052	3,930	39,815	33,004	39,803
Income tax expense	2,187	747	16,127	12,676	16,363
Income (loss) from continuing operations	(1,135)	3,183	23,688	20,328	23,440
Income (loss) from discontinued operations, net	(9,903)	(55,349)	3,051	—	(45,386)
Net income (loss)	(11,038)	(52,166)	26,739	20,328	(21,946)
Net income attributable to noncontrolling interests	(1,168)	(1,468)	(2,061)	(1,941)	(1,769)
Net income (loss) attributable to NTELOS Holdings Corp.	$(12,206)	$(53,634)	$24,678	$18,387	$(23,715)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (2)
Basic
Continuing operations	$(0.10)	$0.08	$1.02	$0.88	$1.04
Discontinued operations	(0.47)	(2.62)	0.15	—	(2.18)
Total	$(0.57)	$(2.54)	$1.17	$0.88	$(1.14)
Diluted
Continuing operations	$(0.10)	$0.08	$0.99	$0.86	$1.02
Discontinued operations	(0.47)	(2.62)	0.14	—	(2.13)
Total	$(0.57)	$(2.54)	$1.13	$0.86	$(1.11)
Cash Dividends Declared per Share – Common Stock	$—	$0.84	$1.68	$1.68	$2.10

	As of December 31,
(In thousands)	2015	2014	2013 (1)	2012 (1)	2011 (1)
Balance Sheet Data
Cash	$72,687	$73,546	$88,441	$76,197	$59,950
Property, Plant and Equipment, net	326,260	266,054	319,376	303,103	288,368
Total Assets	642,989	647,717	716,251	680,114	632,658
Total Debt	520,239	525,219	490,366	494,079	458,409
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(40,598)	(34,132)	43,283	44,525	51,584

(1)
Consolidated Statement of Operations information for 2012 and 2011 and Balance Sheet information for 2013, 2012, and 2011 have not been recast to reflect discontinued operations from the shut down of our Eastern Markets. Financial information for 2011 reflects the discontinued operations related to the spin-off of Lumos Networks.

(2)	Earnings per common share for 2011 has been adjusted for the October 31, 2011 1-for-2 reverse stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included herein (Item 8). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Company. This section covers the current performance and outlook of the Company. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the SEC. These risks and uncertainties include, but are not limited to, risks and uncertainties associated with the Merger such as: (1) conditions to the closing of the Merger, including, without limitation, the consummation of certain transactions between Shentel and Sprint, may not be satisfied and required regulatory approvals, including, without limitation, FCC approval, may not be obtained; (2) the Merger may involve unexpected costs, liabilities or delays; (3) the risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger, (4) the effect of pendency of the Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business, or on its operating results and business generally, (5) the outcome of any legal proceedings related to the Merger; (6) the Company may be adversely affected by other economic, business, and/or competitive factors; (7) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (8) changes in the legal or regulatory environment; and (9) other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all. If the Merger is consummated, the Company stockholders will cease to have any equity interest in the Company and will have no right to participate in its earnings and future growth.
Additional factors that may affect the future results of the Company are set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by applicable laws.
OVERVIEW
General
We are a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia, and certain portions of surrounding states. We offer wireless voice and digital data PCS products and services to retail and business customers under the “NTELOS Wireless” and “FRAWG Wireless” brand names. We conduct our business through NTELOS-branded retail operations, which sell our products and services via direct and indirect distribution channels, and provide network access to other telecommunications carriers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or the "SNA".
We operate a 100% CDMA digital PCS network and are actively deploying 4G LTE across our footprint in Virginia, West Virginia, and certain portions of surrounding states with covered POPs of approximately 3.1 million. We believe our strategic focus in the markets we serve, our commitment to personalized local service, contiguous service area and leveraged use of our network via our wholesale contracts provide us with a differentiated competitive position relative to our primary wireless competitors, most of whom are national providers. Our strategic marketing differentiator is based upon an approach of offering each customer The Best Value in Wireless, which we define as a robust nationwide coverage area, simple, flexible wireless rate plans, and popular wireless handsets.
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
Concurrent with the signing of the Merger Agreement, Shentel entered into a series of agreements with Sprint, including the expansion of Shentel’s “affiliate” relationship with Sprint. This will result in the “nTelos” brand eventually being discontinued after closing and NTELOS’s approximately 300,000 wireless retail customers eventually becoming Sprint-branded customers. Additionally, NTELOS’s retail stores will convert into Sprint-branded stores.

The Merger is subject to customary closing conditions, including the completion of Shentel’s re-affiliation transaction with Sprint, approval of the Merger by the Company’s stockholders and receipt of all necessary regulatory approvals. The Company has already received shareholder approval for the Merger and all necessary approvals from federal and state regulators necessary to complete the Merger, other than approval from the FCC. The Company expects to receive FCC approval late in the first quarter or early in the second quarter of 2016 and that the Merger will close soon thereafter.

For additional information, see Note 1 of the Notes to Consolidated Financial Statements.
Sale of Virginia East Spectrum and Shut Down of Eastern Markets
On December 1, 2014, the Company entered into an agreement to sell its wireless spectrum licenses in its eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) for approximately $56.0 million. The transaction closed on April 15, 2015. The Company entered into lease agreements to continue using the Eastern Markets spectrum licenses for varying terms ranging from the closing date through November 15, 2015. Effective November 15, 2015, we ceased commercial operations and all subscribers had been migrated off our network. As a result of no longer providing service in the Eastern Markets, certain assets, liabilities and results of operations associated with this market are now being reported as discontinued operations. Accordingly, we have recast the prior period results to be comparable with the current discontinued operations presentation.
For additional information, see Note 3 of the Notes to Consolidated Financial Statements.
Towers Sale
As part of a definitive agreement announced in January 2015 to sell up to 103 towers, we closed on 96 towers for approximately $41.0 million. We have closed on one tower in early 2016 with an additional tower expected to close this year. The agreement provides that we enter into long term lease agreements on the towers in our operating footprint.
Market Risks
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the rapid development and introduction of new technologies and services, including but not limited to 4G LTE, 5G, voice over WiFi or other technologies. A number of our competitors have deployed next generation technologies that are focused on the provisioning of mobile data services with higher speeds, which increasingly are becoming a critical component of many wireless service provider offerings. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services, such as higher-speed data services, that meet customer demands.
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
Our ability to grow our customer base and retain current subscribers will depend, in part, on our ability to adapt to changes in pricing plans, continue to improve our network coverage and reliability, and make available service offerings on the latest network technology and devices. At the same time, these competitive factors could cause our churn to increase making it difficult for us to add net subscribers and may put downward pressure on our retail revenue in 2016.
Strategic Network Alliance ("SNA")
We provide PCS services and have contracted to provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the Strategic Network Alliance ("SNA") with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, the Company is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The billable fixed fee element of the agreement was reduced pursuant to the amended SNA on August 1, 2015 and again on January 1, 2016. Additional annual reductions will occur on January 1 of each year. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight-line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 37.8%, 41.3% and 46.6% of its revenue from the SNA for the years ended December 31, 2015, 2014 and 2013, respectively.

RESULTS OF OPERATIONS – OVERVIEW
Fiscal Year 2015 Results
Operating revenues increased $2.5 million, or 0.7%, to $362.6 million for the year ended December 31, 2015 compared to $360.1 million for the year ended December 31, 2014 driven primarily by an increase in equipment sales, offset by a decrease in retail and wholesale and other revenues. Operating income decreased $6.1 million, or 16.2%, to $31.6 million for the year ended December 31, 2015 compared to $37.7 million the year ended December 31, 2014 reflecting an increase in operating expenses related to the increase in equipment costs and network expenses, offset by corporate expense reductions and gain on sale of assets. Other expense decreased $3.3 million, or 9.8%, to $30.5 million for the year ended December 31, 2015 compared to $33.8 million for the year ended December 31, 2014. Income from continuing operations before income taxes decreased $2.8 million, or 71.8%, to $1.1 million for the year ended December 31, 2015 compared to $3.9 million for the year ended December 31, 2014, for the reasons discussed above.
For further detail regarding our operating results, including explanation of the non-GAAP measure ABPU, see the Other Overview Discussion and Results of Operations – Comparison of Year Ended December 31, 2015 and 2014 below.
Other Overview Discussion
To supplement our financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we reference the non-GAAP measure Average Billings per User ("ABPU") to measure our postpay wireless performance. We use this measure, along with other performance metrics such as subscribers and churn, to gauge operating performance for which our operating managers are responsible and upon which we evaluate their performance.
We believe ABPU provides management useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high-value customers. ABPU as calculated below may not be similar to ABPU measures of other wireless companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated statements of income.
The tables below provide a reconciliation of retail revenues to postpay subscriber revenues used to calculate ABPU for the years ended December 31, 2015, 2014 and 2013.
ABPU

(Dollars in thousands, except ABPU)	2015	2014	2013
Retail Revenue	$168,674	$177,295	$172,427
Add: EIP billings	15,685	364	—
Less: prepay service revenues and other	(25,151)	(25,333)	(24,847)
Total postpay billings	$159,208	$152,326	$147,580

Average number of postpay subscribers	228,000	212,800	201,200
Postpay ABPU	$58.20	$59.64	$61.12

Operating Revenues
Our revenues are generated from the following categories:

•	Retail – subscriber revenues from network access, data services, and feature services;

•
Wholesale and other – primarily wholesale revenue from the SNA and roaming revenue from other telecommunications carriers. Other revenues relate to rent from leasing excess tower and building space; and

•	Equipment sales – sales from devices and accessories to new and existing customers.
Operating Expenses
Our operating expenses are categorized are follows:

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

•	Cost of equipment sold – includes device and accessory costs to new and existing customers,

•	Customer operations – includes marketing, product management, product advertising, selling, billing, customer care, customer retention and bad debt expenses;

•
Corporate operations – includes taxes other than income; executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management, and accretion of asset retirement obligations;

•	Restructuring – includes employee separations, contract terminations and other costs related to the reduction of corporate operating expenses;

•	Depreciation and amortization – includes depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;

•	Gain on sale of assets – includes the gain from the sale of towers and certain intangible assets.
Other Expense
Other expense includes interest expense on debt instruments, corporate financing costs and debt discounts associated with the repricing and refinancing of our debt instruments and, as appropriate, related charges or amortization of such costs and discounts, changes in the fair value of our interest rate cap and other items such as interest income, interest income from EIP receivables, and fees.
Income Taxes
Income tax expense and the effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, non-controlling interest, state minimum tax assessments, and non-deductible expenses.
Noncontrolling Interests in Losses (Earnings) of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810-10-45-21, we attribute 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the years ended December 31, 2015 or 2014. The VA Alliance made capital distributions to the minority owners of $0.8 million, $0.8 million and $1.6 million during each of the years ended December 31, 2015, 2014 and 2013.
Loss from Discontinued Operations
Loss from Discontinued Operations includes the financial results, net of taxes, for the Eastern Markets.
RESULTS OF OPERATIONS – COMPARISON OF YEAR ENDED DECEMBER 31, 2015 AND 2014
OPERATING REVENUES
The following table identifies our operating revenues for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2015	2014	$ Variance	% Variance
Retail revenue	$168,674	$177,295	$(8,621)	(4.9)%
Wholesale and other revenue	140,121	152,783	(12,662)	(8.3)%
Equipment sales	53,845	30,056	23,789	79.1%
Total operating revenues	$362,640	$360,134	$2,506	0.7%
Retail Revenue
Retail revenue decreased $8.6 million, or 4.9%, for the year ended December 31, 215 compared to the year ended December 31, 2014. Postpay service revenue decreased $7.8 million as a result of higher adoption rates of lower rate plans as a result of competitive pricing pressures and service plan discounts offered with EIP, partially offset by a higher average subscriber base.

Wholesale and Other Revenue
Wholesale and roaming revenues decreased $12.7 million, or 8.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily reflecting an $11.7 million decrease in revenue from the SNA. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014. We expect this year over year trend to continue.

Equipment Sales
Equipment revenues increased $23.8 million, or 79.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, reflecting an increase in EIP sales, which began in August 2014.

OPERATING EXPENSES
The following table identifies our total operating expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2015	2014	$ Variance	% Variance
Cost of services	$89,413	$80,763	$8,650	10.7%
Costs of equipment sold	87,753	73,044	14,709	20.1%
Customer operations	68,484	74,990	(6,506)	(8.7)%
Corporate operations	38,951	37,388	1,563	4.2%
Restructuring	2,487	982	1,505	153.3%
Depreciation and amortization	55,102	55,225	(123)	(0.2)%
Gain on sale of assets	(11,111)	—	(11,111)	—%
Total operating expenses	$331,079	$322,392	$8,687	2.7%

Cost of Services – Cost of services increased $8.7 million, or 10.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a $6.0 million increase in cell site expense to support additional capacity for our 4G LTE expansion and a $1.9 million increase in cost of roaming due to increased data usage.
Cost of Equipment Sold – Cost of equipment sold increased $14.7 million, or 20.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in equipment costs driven by continued smartphone sales and an increase in subscriber activity.
Customer Operations – Customer operations expense decreased $6.5 million, or 8.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to cost reductions, offset by increased bad debt expense due to an increase in the volume of our EIP receivables.
Corporate Operations – Corporate operations expense increased $1.6 million, or 4.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by costs incurred related to the Merger, offset by a reduction in corporate expenses.
Restructuring – Restructuring expense increased $1.5 million for the year ended December 31, 2015 due primarily to severance charges, contract termination fees and professional fees associated with the reduction of corporate expenses.
Depreciation and Amortization – Depreciation and amortization expenses remained flat compared to the year ended December 31, 2014.
Gain on Sale of Assets - Gain on sale of assets was $11.1 million for the year ended December 31, 2015 due to the sale of tower assets.
OTHER EXPENSE

Interest expense, net was $30.6 million for the year ended December 31, 2015, a decrease of $2.1 million, or 6.4%, compared to $32.7 million for the year ended December 31, 2014. The decrease is due to an increase in capitalized interest of $1.3 million related to network projects and an increase in interest income from EIP receivables, which is imputed at the time of sale and recognized over the financed term.

Other income (expense), net increased $1.2 million, to income of $0.1 million for the year ended December 31, 2015 compared to $1.1 million of expense for the year ended December 31, 2014, primarily as a result of a $0.9 million charge in 2014 related to the write off of a proportionate amount of the unamortized deferred issuance costs associated with the January 2014 debt refinancing.
INCOME TAXES
Income tax expense was $2.2 million, with an effective tax rate of 207.9%, for the year ended December 31, 2015, representing the statutory tax rate applied to pre-tax loss and the effects of certain non-deductible compensation, Merger related expenses and recognition of the tax impact of equity-based compensation shortfalls. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. Income taxes for 2014 were $0.7 million with an effective rate of 19.0%.
We have certain Federal prior year unused net operating losses, including certain built-in losses, that are subject to limitations imposed by IRC 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, we expect that $85.4 million of these prior year NOLs will be available for use as follows: $8.9 million per year in 2016 through 2024, $4.9 million in 2025 and $0.4 million in 2026. We also have certain state NOLs that will be available to us substantially similar in timing to the Federal NOLs. We believe that it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax, was $9.9 million for the year ended December 31, 2015, compared to $55.3 million for the year ended December 31, 2014. The decrease of $45.4 million or 82.1% is due to the reduction of an impairment charge of $87.9 million recorded in 2014 for certain property, plant, and equipment and intangible assets related to our Eastern Markets, offset by restructuring charges of $26.8 million in 2015 as part of the wind down of our business in the Eastern Markets.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2014 COMPARED TO 2013
OPERATING REVENUES
The following table identifies our operating revenues for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013	$ Variance	% Variance
Retail revenue	$177,295	$172,427	$4,868	2.8%
Wholesale and other revenue	152,783	172,491	(19,708)	(11.4)%
Equipment sales	30,056	14,848	15,208	102.4%
Total operating revenues	$360,134	$359,766	$368	0.1%
Retail Revenue
Retail revenue increased $4.9 million, or 2.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by an increase in the average subscriber base, offset by lower rate plans and service plan discounts related to EIP.
Wholesale and Other Revenue - Wholesale and roaming revenues from the SNA decreased $19.7 million, or 11.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflecting a $18.9 million decrease in revenue from the SNA. Excluding the $9.0 million dispute settlement in 2013, revenue under the SNA decreased $9.9 million, or 5.7%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease is primarily the result of the amended terms of the SNA that took effect in May 2014.
Equipment Sales
Equipment revenues increased $15.2 million, or 102.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, reflecting an increase in EIP sales, which began in August 2014, and an increase in subscriber activity.

OPERATING EXPENSES
The following table identifies our total operating expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013	$ Variance	% Variance
Cost of services	$80,763	$74,017	$6,746	9.1%
Costs of equipment sold	73,044	58,481	14,563	24.9%
Customer operations	74,990	71,130	3,860	5.4%
Corporate operations	37,388	36,198	1,190	3.3%
Restructuring	982	—	982	—%
Depreciation and amortization	55,225	54,031	1,194	2.2%
Gain on sale of assets	—	(4,442)	4,442	—%
Total operating expenses	$322,392	$289,415	$32,977	11.4%
Cost of Services – Cost of services increased $6.7 million, or 9.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increases in cell site expense and data roaming expense, as a result of on-going costs to support subscriber and usage growth, and $3.3 million in non-cash spectrum lease expenses related to the amended SNA agreement.
Cost of Equipment Sold – Cost of equipment sold increased $14.6 million, or 24.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in equipment costs driven by continued smartphone sales and an increase in subscriber activity.
Customer Operations – Customer operations expense increased $3.9 million, or 5.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increases in sales and marketing expenses, salary expense related to supporting a larger customer base and bad debt expense due to an increase in the average balances per account written off for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Corporate Operations – Corporate operations expense increased $1.2 million, or 3.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by legal and advisory services related to the debt refinancing and the SNA contract amendment, offset by lower salary and equity compensation charges related to executive separations.
Restructuring - Restructuring expense was $1.0 million for the year ended December 31, 2014 due primarily to severance charges, contract termination fees and professional fees associated with the reduction of corporate expenses.
Depreciation and Amortization – Depreciation and amortization expenses increased $1.2 million, or 2.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in depreciable assets placed in service as part of the continued 4G LTE expansion.
Gain on Sale of Assets - Gain on sale of assets consists of a $4.4 million gain for the year ended December 31, 2013 due to the sale of certain intangible assets.
OTHER EXPENSE

Interest expense, net was $32.7 million for the year ended December 31, 2014, an increase of $3.0 million, or 10.1%, compared to $29.7 million for the year ended December 31, 2013. The increase is due to the increased loan amount and a higher blended average effective interest rate associated with the refinanced Amended and Restated Credit Agreement in January 2014.
INCOME TAXES
Income tax expense was $0.7 million, with an effective tax rate of 19.0%, for the year ended December 31, 2014, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation and state minimum taxes. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation and other non-deductible compensation. Income taxes for 2013 were $16.1 million with an effective rate of 40.5%.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax, was $55.3 million for the year ended December 31, 2014. as compared to $3.1 million of income for the year ended December 31, 2013. The increase of $58.4 million was primarily the result of the recognition of an impairment charge recorded in 2014 for certain property, plant and equipment and intangible assets related to our Eastern Markets and charges incurred to wind down the operations.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on hand and net cash provided from operating activities.
As of December 31, 2015, we had $72.7 million of cash, compared to $73.5 million as of December 31, 2014, of which $39.7 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $33.0 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at December 31, 2015 has a rating A1 on long term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $106.7 million as of December 31, 2015 compared to $83.8 million as of December 31, 2014.
As of December 31, 2015, we had $612.0 million in aggregate long-term liabilities, consisting of $514.6 million in long-term debt, including capital lease obligations, and approximately $96.6 million in other long-term liabilities primarily consisting of retirement benefits, deferred income taxes and asset retirement obligations from continuing operations and $0.8 million of other long-term liabilities from discontinued operations . Further information regarding long-term debt obligations at December 31, 2015 is provided in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases $6.5 million per quarter, plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated Credit Agreement) and is decreased by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the year ended December 31, 2015 there was no Excess Cash Flow. The balance of the Restricted Payments basket as of December 31, 2015 was $86.1 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2015, there were no commitments associated with the Incremental Commitments.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$4,151	$89,488	$126,404
Net cash provided by (used in) investing activities	1,882	(106,414)	(80,844)
Net cash provided by (used in) financing activities	(6,892)	2,031	(33,316)

Operating Activities
Our cash flows from operating activities for the year ended December 31, 2015 of $4.2 million decreased $85.3 million, or 95.4%, compared to the cash flows from operating activities of $89.5 million for the year ended December 31, 2014. Our operating income, exclusive of non-cash items such as depreciation and amortization and gain on sale of assets, decreased compared to the prior year. Net changes in working capital further decreased cash provided by operating activities. The decrease is primarily due to an increase in cash paid to vendors for contract settlements related to the wind down of our Eastern Markets and an increase in accounts receivable resulting from the timing of cash collections for EIP sales as compared to traditional sales.
For the year ended December 31, 2014, net cash provided by operating activities was $89.5 million, a decrease of $36.9 million, or 29.2%, compared to the cash flows from operating activities of $126.4 million for the year ended December 31, 2013. The decrease was due to a decrease in operating income, excluding the effect of the impairment charge, and cash provided by working capital.
Investing Activities
As we continue to upgrade our network, we invested $95.7 million in capital expenditures for the year ended December 31, 2015. This was lower than the $107.0 million of capital expenditures for the year ended December 31, 2014. Included in the capital spending for the year ended December 31, 2015 was $86.0 million of expenditures for additional capacity to support our projected growth, and $9.7 million to maintain our existing networks and other business needs. These capital expenditures were offset by net proceeds of $97.6 million primarily from the sale of our tower assets and our Eastern Markets spectrum which closed during 2015.
Our cash flows used in investing activities for the year ended December 31, 2014 were $106.4 million. Included in the capital spending for the year ended December 31, 2014 was $90.7 million of expenditures for additional capacity to support our projected growth, and $16.3 million to maintain our existing networks and other business needs.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2015 was $6.9 million, which primarily represents the following:

•	$5.4 million in repayments on our long-term debt;

•	$1.5 million used for capital distributions to noncontrolling interests and payments on capital leases.
Net cash provided by financing activities for the year ended December 31, 2014 was $2.0 million, which primarily represents the following:

•	$39.5 million net proceeds from the January 2014 debt refinancing;

•	$3.6 million in debt issuance costs;

•	$5.3 million in repayments on our long-term debt;

•	$27.2 million used for common stock cash dividends ($1.26 per share in the aggregate) paid on January 10, 2014, April 11, 2014 and July 11, 2014; and

•	$1.4 million used for capital distributions to noncontrolling interests and payments on capital leases.
Net cash used in financing activities for the year ended December 31, 2013 aggregated $33.3 million, which primarily represents the following:

•	$5.0 million in repayments on our long-term debt;

•	$27.1 million used for common stock cash dividends ($1.26 per share in the aggregate) paid on April 12, 2013, July 12, 2013, October 11, 2013; and

•	$1.6 million used for capital distributions to noncontrolling interests.

We believe that our current cash balances of $72.7 million and our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan.
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
The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis as of December 31, 2015 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.
Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this Annual Report on Form 10-K, as referenced in the table:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1)(3)	$522,940	$5,405	$10,810	$506,725	$—
Capital lease obligations (3)	419	200	219	—	—
Interest expense (4)	119,769	30,550	59,798	29,421
Operating lease obligations (5)	117,295	15,250	27,222	23,303	51,520
Purchase obligations (6)	83,432	83,432	—	—	—
	$843,855	$134,837	$98,049	$559,449	$51,520

(1)
Represents the Term Loans under the Amended and Restated Credit Agreement. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(2)
Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other postretirement benefit plans. See Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(3)	Excludes interest.

(4)	Interest expense related to the long-term debt and capital lease obligations.

(5)
Represents contractual obligations to make certain minimum lease payments for the use of property under operating lease agreements for administrative office space, retail space, tower space and equipment, certain of which have renewal options. See Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

(6)	Represents purchase commitments relating to network capital expenditures, handsets and other equipment to support operations.
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
Revenue Recognition
The Company recognizes revenue when services are rendered or when products are delivered and functional, as applicable. Certain services of the Company are billed in advance for service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue ratably over the service period. The Company bills customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.
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
The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company-operated retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale based on the fact that the handsets are generally sold below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third-party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.
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
The Company evaluates the appropriateness of estimated useful lives on at least an annual basis. Consideration is given to the trends in technological evolution and the telecommunications industry, the Company’s maintenance practices and the functional condition of long-lived assets in relation to the remaining estimated useful life of the asset. When necessary, adjustments are made to the applicable useful life of an asset class or depreciation is accelerated for assets that have been identified for retirement prior to the expiration of the original useful life.
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
Income Taxes
Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Further information regarding income taxes, including a detailed rate reconciliation, is provided in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
NTELOS Inc. also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Further information regarding these plans is provided in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Information regarding recent accounting pronouncements is provided in Note 2 of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
In addition to the risks inherent in our operations, we are exposed to certain market risks including the impact of interest rate changes.
Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $522.9 million as of December 31, 2015. Under this facility, the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.4 million as of December 31, 2015.
At December 31, 2015, our financial assets included cash of $72.7 million. Securities and investments totaled $1.5 million at December 31, 2015.
The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at December 31, 2015, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Secured term loans	$519,820	$517,710	$528,721	$506,964
Capital lease obligations	521	521	573	468
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At December 31, 2015, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at December 31, 2015 we had approximately $39.7 million of cash held in a market rate savings accounts. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

Item 8.	Financial Statements and Supplementary Data.
NTELOS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NTELOS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of NTELOS Holdings Corp. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Holdings Corp. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, the Company has changed its method of classification of deferred tax assets and liabilities in the Company’s balance sheet, reclassifying all deferred tax assets and liabilities as noncurrent due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. The Company elected to apply this change retrospectively, therefore, all prior period amounts presented have been adjusted to be comparative to the current period presentation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 11, 2016

NTELOS Holdings Corp.
Consolidated Balance Sheets

(In thousands, except par value per share amounts)	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$72,687	$73,546
Restricted Cash	—	2,167
Accounts receivable, net	53,021	35,177
Inventories and supplies, net	13,345	17,978
Prepaid expenses	9,350	8,295
Tax refund receivable	24,986	3,883
Other current assets	1,132	617
Other current assets from discontinued operations	2,121	14,763
	176,642	156,426
Assets Held for Sale	62	4,317
Restricted Cash	2,167	—
Securities and Investments	1,522	1,522
Property, Plant and Equipment, net	326,260	266,054
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	44,933	44,933
Customer relationships and trademarks, net	4,292	5,084
Deferred Charges and Other Assets	18,941	16,919
Deferred Income Taxes	2,737	3,360
Other Noncurrent Assets from Discontinued Operations	1,733	85,402
TOTAL ASSETS	$642,989	$647,717
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt	$5,605	$5,728
Accounts payable	20,532	24,130
Advance billings and customer deposits	12,772	10,284
Accrued expenses and other current liabilities	18,003	20,255
Other current liabilities from discontinued operations	13,054	12,245
	69,966	72,642
Long-Term Debt	514,634	519,491
Retirement Benefits	22,448	25,209
Deferred Income Taxes	12,272	1,685
Other Long-Term Liabilities	61,860	33,913
Other Noncurrent Liabilities from Discontinued Operations	835	27,729
TOTAL LIABILITIES	682,015	680,669
Commitments and Contingencies
Equity (Deficit)
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 22,290 shares issued and 22,264 shares outstanding (21,634 shares issued and 21,616 shares outstanding at December 31, 2014)	214	214
Additional paid in capital	32,500	28,663
Treasury stock, at cost, 27 shares (18 shares at December 31, 2014)	(330)	(285)
Accumulated deficit	(65,840)	(53,634)
Accumulated other comprehensive loss	(7,142)	(9,090)
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(40,598)	(34,132)
Noncontrolling Interests	1,572	1,180
	(39,026)	(32,952)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$642,989	$647,717
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Operating Revenues
Retail revenue	$168,674	$177,295	$172,427
Wholesale and other revenue	140,121	152,783	172,491
Equipment sales	53,845	30,056	14,848
Operating Revenues	362,640	360,134	359,766
Operating Expenses
Cost of services	89,413	80,763	74,017
Cost of equipment sold	87,753	73,044	58,481
Customer operations	68,484	74,990	71,130
Corporate operations	38,951	37,388	36,198
Restructuring	2,487	982	—
Depreciation and amortization	55,102	55,225	54,031
Gain on sale of assets	(11,111)	—	(4,442)
	331,079	322,392	289,415
Operating Income	31,561	37,742	70,351
Other Expense
Interest expense, net	(30,589)	(32,697)	(29,726)
Other income (expense)	80	(1,115)	(810)
	(30,509)	(33,812)	(30,536)
Income before Income Taxes	1,052	3,930	39,815
Income Tax Expense	2,187	747	16,127
Income (Loss) from Continuing Operations	(1,135)	3,183	23,688
Income (Loss) from Discontinued Operations, Net of Tax	(9,903)	(55,349)	3,051
Net Income (Loss)	(11,038)	(52,166)	26,739
Net Income Attributable to Noncontrolling Interests	(1,168)	(1,468)	(2,061)
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(12,206)	$(53,634)	$24,678

Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic earnings (loss) per common share from continuing operations	$(0.10)	$0.08	$1.02
Basic earnings (loss) per common share from discontinued operations	(0.47)	(2.62)	0.15
Basic earnings (loss) per common share	$(0.57)	$(2.54)	$1.17
Weighted average shares outstanding – basic	21,257	21,111	21,026

Diluted earnings (loss) per common share from continuing operations	$(0.10)	$0.08	$0.99
Diluted earnings (loss) per common share from discontinued operations	(0.47)	(2.62)	0.14
Diluted earnings (loss) per common share	$(0.57)	$(2.54)	$1.13
Weighted average shares outstanding – diluted	21,257	21,111	21,826
Cash Dividends Declared per Share – Common Stock	$—	$0.84	$1.68
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(12,206)	$(53,634)	$24,678
Other Comprehensive Income (Loss):
Amortization of unrealized loss from defined benefit plans, net of $299, $45 and $167 of deferred income taxes in 2015, 2014 and 2013, respectively	470	71	263
Unrecognized gain/(loss) from defined benefit plans, net of $941 $5,039, and $3,299 of deferred income taxes in 2015, 2014 and 2013, respectively	1,478	(7,915)	5,180
Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	(10,258)	(61,478)	30,121
Comprehensive Income Attributable to Noncontrolling Interests	1,168	1,468	2,061
Comprehensive Income (Loss)	$(9,090)	$(60,010)	$32,182
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(11,038)	$(52,166)	$26,739
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	60,103	76,459	72,944
Impairment and other charges	117	87,853	—
Gain on the sale of assets	(16,749)	—	(4,442)
Bad debt expense	20,070	15,171	15,511
Deferred income taxes	(5,797)	(33,359)	16,968
Equity-based compensation	3,448	2,969	5,553
Amortization of loan origination costs and debt discount	1,683	2,477	2,814
Write off unamortized debt issuance costs	720	895	—
Loss on interest swap derivatives	—	229	656
Retirement benefits and other	6,760	848	1,690
Changes in operating assets and liabilities
Accounts receivable	(29,945)	(21,098)	(1,950)
Inventories and supplies	4,952	5,665	(14,381)
Other current assets	2,523	(7,097)	(1,577)
Tax refund receivable	(21,103)	(1,272)	—
Accounts payable	2,179	(444)	10,232
Other current liabilities	(9,751)	10,359	(4,147)
Retirement benefit contributions and distributions	(4,021)	1,999	(206)
Net cash provided by operating activities	4,151	89,488	126,404
Cash flows from investing activities
Purchases of property, plant and equipment	(95,710)	(107,000)	(80,708)
Proceeds from the sale of assets	97,592	—	4,644
Restricted cash pledged for letter of credit	—	—	(2,167)
Other, net	—	586	(2,613)
Net cash provided by (used in) investing activities	1,882	(106,414)	(80,844)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	—	187,655	—
Debt issuance and refinancing costs	—	(3,551)	—
Repayments on senior secured term loans	(5,405)	(153,477)	(5,000)
Cash dividends paid on common stock	—	(27,235)	(27,054)
Capital distributions to noncontrolling interests	(776)	(798)	(1,561)
Other, net	(711)	(563)	299
Net cash provided by (used in) financing activities	(6,892)	2,031	(33,316)
Increase (decrease) in cash	(859)	(14,895)	12,244
Cash, beginning of period	73,546	88,441	76,197
Cash, end of period	$72,687	$73,546	$88,441
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,262	1	$212	$51,005	$(3)	$—	$(6,689)	$44,525	$10	$44,535
Equity-based compensation *	257	8	2	5,054	(144)			4,912		4,912
Cash dividends declared				(11,597)		(24,678)		(36,275)		(36,275)
Capital distribution to noncontrolling interests									(1,561)	(1,561)
Net income attributable to NTELOS Holdings Corp.						24,678		24,678		24,678
Amortization of unrealized loss from defined benefit plans, net of $3,299 of deferred income taxes							5,180	5,180		5,180
Recognized loss from defined benefit plans, net of $167 of deferred income taxes							263	263		263
Comprehensive income attributable to noncontrolling interests									2,061	2,061
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	21,519	9	$214	$44,462	$(147)	$—	$(1,246)	$43,283	$510	$43,793
Equity-based compensation *	97	9		2,417	(138)			2,279		2,279
Cash dividends declared				(18,216)		—		(18,216)		(18,216)
Capital distribution to noncontrolling interests									(798)	(798)
Net income attributable to NTELOS Holdings Corp.						(53,634)		(53,634)		(53,634)
Unrecognized gain from defined benefit plans, net of $5,039 of deferred taxes							(7,915)	(7,915)		(7,915)
Amortization of unrealized loss from defined benefit plans, net of $45 of deferred income taxes							71	71		71
Comprehensive income attributable to noncontrolling interests									1,468	1,468
Balance, December 31, 2014	21,616	18	$214	$28,663	$(285)	$(53,634)	$(9,090)	$(34,132)	$1,180	$(32,952)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	21,616	18	$214	$28,663	$(285)	$(53,634)	$(9,090)	$(34,132)	$1,180	$(32,952)
Equity-based compensation *	648	9		3,837	(45)			3,792		3,792
Capital distribution to noncontrolling interests								—	(776)	(776)
Net loss attributable to NTELOS Holdings Corp.						(12,206)		(12,206)		(12,206)
Unrecognized loss from defined benefit plans, net of $941 of deferred taxes							1,478	1,478		1,478
Amortization of unrealized loss from defined benefit plans, net of $299 of deferred income taxes							470	470		470
Comprehensive income attributable to noncontrolling interests								—	1,168	1,168
Balance, December 31, 2015	22,264	27	$214	$32,500	$(330)	$(65,840)	$(7,142)	$(40,598)	$1,572	$(39,026)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions and stock options exercised, and other activity.
See accompanying Notes to Consolidated Financial Statements.

NTELOS Holdings Corp.
Notes to Consolidated Financial Statements
Note 1. Description of Business
NTELOS Holdings Corp. (hereafter referred to as “Holdings Corp.” or the “Company”), through NTELOS Inc., its wholly-owned subsidiary (“NTELOS Inc.”) and its subsidiaries, is a regional provider of digital wireless communications services to consumers and businesses primarily in Virginia, West Virginia and certain portions of surrounding states. The Company’s primary services are wireless voice and data digital personal communications services (“PCS”) provided through NTELOS-branded retail operations and on a wholesale basis to other PCS providers, most notably through an arrangement with Sprint Spectrum L.P. (“Sprint Spectrum”), and Sprint Spectrum on behalf of and as an agent for SprintCom, Inc. (“SprintCom”) (Sprint Spectrum and SprintCom collectively, “Sprint”), which arrangement is referred to herein as the “Strategic Network Alliance” or "SNA." See Note 16 for additional information regarding this arrangement. The Company does not have any independent operations.
Holdings Corp. was formed in January 2005 for the purpose of acquiring NTELOS Inc. On January 18, 2005, Holdings Corp. entered into an agreement with NTELOS Inc. and certain of its stockholders to acquire the common stock of NTELOS Inc. On February 24, 2005, Holdings Corp. purchased 24.9% of NTELOS Inc. common stock and stock warrants. By May 2005, the Company had acquired all of NTELOS Inc.’s common shares, warrants and vested options. During the first quarter of 2006, Holdings Corp. completed an initial public offering of its common stock. Quadrangle Capital Partners LLP and certain of its affiliates (“Quadrangle”), a founding member of Holdings Corp., owns approximately 19% of the Company’s common shares as of December 31, 2015.
On August 10, 2015, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Shenandoah Telecommunications Company, a Virginia corporation (“Shentel”), and Gridiron Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Shentel (“Merger Sub”), pursuant to which, at the effective time of the merger (“Effective Time”), Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Shentel (“Merger”).
Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding (i) any shares of Common Stock that are owned by the Company, Shentel or any of their respective subsidiaries and (ii) any shares of Common Stock that are owned by any Company stockholders who are entitled to exercise, and properly exercise, appraisal rights with respect to such shares of Common Stock pursuant to the General Corporation Law of the State of Delaware) will be canceled and converted automatically into the right to receive $9.25 in cash, without interest.
The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including (i) the approval of the transaction by the Federal Communications Commission (the “FCC”) and applicable state public utility commissions, (ii) the provision of all required notices to applicable state public utility commissions, (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, (iv) the absence of any proceeding, order or law enjoining or prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (v) each party’s material performance of its obligations and compliance with its covenants, (vi) the accuracy of each party’s representations and warranties, subject to customary materiality qualifiers, (vii) the absence of a material adverse effect on the Company and (viii) the consummation of the transactions contemplated by the Master Agreement, dated as of August 10, 2015, between SprintCom, Inc., an affiliate of Sprint Corporation, and Shenandoah Personal Communications, LLC, a wholly-owned subsidiary of Shentel (“Sprint Transactions”). Many of these conditions have already been satisfied, including, without limitation, approval of the merger by the Company’s stockholders, approval by the requisite state regulatory agencies and expiration of the HSR Act waiting period, and other of these conditions will be satisfied at the closing. However, other conditions, including the condition related to FCC approval, have not yet been satisfied. FCC approval is expected late in the first quarter or early in the second quarter of 2016 and the Merger is expected to close soon thereafter.
The Merger Agreement contains certain termination rights for Shentel and the Company, including termination by either party if the Merger is not consummated by June 28, 2016 (as mutually extended). The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including in connection with a change of recommendation of the Company board of directors (the “Board”) or the acceptance of a superior proposal by the Board, the Company will pay Shentel a termination fee equal to $8.8 million plus reimbursement of up to $2.5 million in fees, costs and expenses incurred by Shentel in connection with the Merger. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Shentel will pay the Company a termination fee of $25 million or $8.8 million, depending on the specific circumstances, plus reimbursement of up to $2.5 million in fees, costs and expenses incurred by the Company in connection with the Merger.

The completion of the Merger is not subject to a financing condition. On December 18, 2015, Shentel entered into a credit agreement with various lenders and CoBank, ACB, as administrative agent (collectively, the “Lenders”), that provides Shentel with senior secured credit facilities, including a revolving credit facility and two term loan facilities. The availability of the credit facilities under the credit agreement is subject to various conditions, including the consummation of the Sprint Transactions and the consummation of the Merger in accordance with the terms and conditions set forth in the Merger Agreement. In addition, the commitments of the Lenders will terminate if the consummation of the Merger does not occur on or prior to June 28, 2016. Under certain conditions, if the Merger Agreement is terminated because of the failure of Shentel to obtain financing, Shentel will pay the Company the termination fee of $25 million plus reimbursement of up to $2.5 million in fees, costs and expenses referenced above.
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
On December 1, 2014, the Company entered into an agreement to sell its wireless spectrum licenses in its eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) for approximately $56.0 million. The transaction closed on April 15, 2015. The Company entered into lease agreements to continue using the Eastern Markets spectrum licenses for varying terms ranging from the closing date through November 15, 2015. Effective November 15, 2015, the Company ceased commercial operations and all subscribers had been migrated off our network. As a result of no longer providing service in the Eastern Markets, certain assets, liabilities and results of operations associated with this market are now being reported as discontinued operations. Accordingly, we have recast the prior period results to be comparable with the current discontinued operations presentation. See Note 3 for additional information regarding these charges.

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
Revenue Recognition
The Company recognizes revenue when services are rendered or when products are delivered and functional, as applicable. Certain services of the Company are billed in advance for service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue ratably over the service period. The Company bills customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.
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
The Company offers Equipment Installment Plan ("EIP"), which provides customers the option to pay for their devices over 24 months with no service contract. Additionally, after a specified period of time, customers have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect the EIP option, the Company recognizes revenue at the point of sale for the full retail price of the device, net of the estimated fair value of imputed interest and the estimated loss on trade-in. See Note 6 for additional information regarding EIP.
The Company evaluates related transactions to determine whether they should be viewed as multiple deliverable arrangements, which impact revenue recognition. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations. The Company has determined that sales of handsets with service contracts related to these sales generated from Company-operated retail stores are multiple deliverable arrangements. Accordingly, substantially all of the nonrefundable activation fee revenues (as well as the associated direct costs) are allocated to the wireless handset and are recognized at the time of the sale, based on the fact that the handsets are generally sold below cost and thus appropriately allocated to the point of sale based on the relative selling price evaluation. However, revenue and certain associated direct costs for activations sold at third-party retail locations are deferred and amortized over the estimated life of the customer relationship as the Company is not a principal in the transaction to sell the handset and therefore any activation fees charged are fully attributable to the service revenues.
The Company recognizes revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, it is able to determine the amount and when the collection of such amount is considered probable.
Allowance for Doubtful Accounts
The Company sells its PCS services and devices to individuals and commercial end-users and to other communication carriers. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables and EIP sales. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations.
Changes in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 are summarized in the table below:

	Year Ended December 31, (3)
(In thousands)	2015	2014	2013
Balance at beginning of year	$4,608	$3,903	$2,934
Charged to operating expenses (1)	12,394	9,577	8,837
Deductions (2)	(10,155)	(8,872)	(7,868)
Balance at end of year	$6,847	$4,608	$3,903

(1)	Reflects provision for doubtful accounts, recorded in customer operations expense.

(2)	Reflects uncollectible accounts written off against the allowance, net of recoveries and credits issued to customers.

(3)
The table excludes provision for doubtful accounts of $7.7 million, $5.6 million and $6.7 million, and allowance for doubtful accounts of $1.5 million, $2.2 million, and $2.6 million recorded as part of discontinued operations for the year ended December 31, 2015, 2014, and 2013, respectively. See Note 3 for additional information regarding discontinued operations.

Accrued Expenses and Other Current Liabilities

	Year Ended December 31,
(In thousands)	2015	2014
Accrued payroll	$5,010	$6,249
Accrued taxes	4,321	4,516
Other	8,672	9,490
Total	$18,003	$20,255
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
The Company evaluates the appropriateness of estimated useful lives on at least an annual basis. Consideration is given to the trends in technological evolution and the telecommunications industry, the Company’s maintenance practices and the functional condition of long-lived assets in relation to the remaining estimated useful life of the asset. When necessary, adjustments are made to the applicable useful life of an asset class or depreciation is accelerated for assets that have been identified for retirement prior to the expiration of the original useful life.
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
NTELOS Inc. also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock. Further information regarding these plans is provided in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard was effective for the Company's fiscal year beginning January 1, 2015 and has been applied to the November 15, 2015 discontinuation of our Eastern Markets operations and all prior periods have been recast to reflect this adoption. See Note 3 for additional information and required disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax liabilities and assets be classified as noncurrent in the balance sheet effective for annual periods beginning after December 15, 2016, with early adoption permitted, and may be applied either prospectively or retrospectively. We have adopted this guidance retrospectively as of December 31, 2015. The Consolidated Balance Sheet for the year ended December 31, 2014 has been restated to reflect this change in accounting principle and reclass of $22.8 million of "Deferred income taxes" from current to non-current.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases and would change certain aspects of current lease accounting, among other things. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.

Note 3. Discontinued Operations
On December 1, 2014, the Company entered into an agreement to sell its wireless spectrum licenses in its eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) for approximately $56.0 million. The transaction closed on April 15, 2015. The Company entered into lease agreements to continue using the Eastern Markets spectrum licenses for varying terms ranging from the closing date through November 15, 2015. Effective November 16, 2015, we ceased commercial operations and all subscribers had been migrated off our network. As a result of no longer providing service in the Eastern Markets, certain assets, liabilities and results of operations associated with this market are now being reported as discontinued operations. Accordingly, we have recast the prior period results to be comparable with the current discontinued operations presentation.
During the fourth quarter of fiscal year 2014, as a result of the agreement to sell the Company's wireless spectrum licenses in the Eastern Markets, the Company calculated its fair value to be $57.9 million, the sales price plus the implied value of the non-cash spectrum leaseback. Accordingly, an impairment charge of $29.0 million was recorded during the fourth quarter of 2014. In conjunction with the agreement to sell the wireless spectrum and wind down of its operations in the Eastern Markets, the Company concluded that a triggering event had occurred and assessed the recoverability of its long-lived assets. The Company first assessed the ability to redeploy Eastern Markets property, plant and equipment. For the property, plant and equipment that was deemed not to be redeployable, the Company used market quotes and recorded an impairment charge of $57.0 million during the fourth quarter of 2014 and wrote off abandoned construction in progress and certain other assets of $1.9 million.
In addition, restructuring liabilities have been established for employee separations, lease abandonments, operating lease terminations, and other related costs, Employee separation costs consist of severance to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2016. Contract termination costs include lease abandonment costs for retail stores and other termination costs for contractual obligations for network services. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. Contract termination costs are expected to be paid through 2019 absent settlements with vendors. Other costs include legal and advisory fees, which were paid in 2015.
Financial results for the years ended December 31, 2015, 2014 and 2013 reported as Income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating Revenues
Retail Revenue	$49,189	$112,808	$119,381
Wholesale and other revenue	3,179	1,794	2,338
Equipment sales	1,340	13,098	10,397
Operating Revenues	53,708	127,700	132,116
Operating Expenses
Cost of services	28,731	37,906	33,933
Cost of equipment sold	1,199	31,427	32,574
Customer operations	12,574	30,784	35,104
Corporate operations	1,805	4,806	6,113
Restructuring	26,830	2,681	—
Impairment	117	87,853	—
Depreciation and amortization	4,999	21,235	18,913
Gain on sale of assets	(5,637)	—	—
	70,618	216,692	126,637
Operating Income (Loss)	(16,910)	(88,992)	5,479
Other Income (Expense)
Other income (expense), net	127	2	(11)
	127	2	(11)
Income (Loss) before Income Taxes	(16,783)	(88,990)	5,468
Income Taxes (Benefit)	(6,880)	(33,641)	2,417
Income (Loss) from Discontinued Operations	$(9,903)	$(55,349)	$3,051

Assets and liabilities presented as discontinued operations as of December 31, 2015 and 2014 are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Current Assets
Accounts receivable, net	$1,101	$9,070
Inventories and supplies	—	319
Prepaid expenses	1,002	5,248
Other current assets	18	126
Total current assets from discontinued operations	2,121	14,763
Property plant and equipment	—	23,893
Assets held for sale	1,733	59,954
Other non-current assets	—	1,555
Total assets from discontinued operations	$3,854	$100,165
Current Liabilities
Current portion of long-term debt	$55	$88
Accounts payable	6,003	411
Advance billings and customer deposits	115	4,848
Accrued expenses and other current liabilities	6,881	6,898
Total current liabilities from discontinued operations	13,054	12,245
Long-Term Debt	46	101
Other Long-Term Liabilities	789	27,628
Total liabilities from discontinued operations	$13,889	$39,974

Following is selected operating and investing cash flow activity from discontinued operations included in Condensed Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Depreciation and amortization	$4,999	$21,235	$18,913
Impairment and other charges	117	87,853	—
Bad debt expense	7,676	5,594	6,671
Restructuring payments	26,658	230	—
Proceeds from sale of assets	62,838	—	—
Purchases of property, plant, and equipment	578	25,181	12,433
Note 4. Supplemental Financial Information
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in the market rate savings accounts at December 31, 2015 and 2014 was $39.7 million and $28.5 million, respectively. The remaining $33.0 million and $45.0 million of cash at December 31, 2015 and 2014, respectively, was held in non-interest bearing deposit accounts.
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
The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2015 and 2014:

(In thousands)	2015	2014
Asset retirement obligations, beginning	$19,236	$15,528
Net increases due to changes in, and timing of estimated future cash flows	438	2,901
Accretion of asset retirement obligations	1,111	807
Asset retirement obligations, ending	$20,785	$19,236
The Company revised cost estimates used to determine the fair value of its asset retirement obligations resulting in an increase in the liability and related assets of $2.8 million at December 31, 2014. The Company recorded an immaterial amount in 2015.
Advertising Costs
The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expense in the consolidated statements of operations). Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $11.9 million, $11.8 million and $10.9 million, respectively.

Note 5. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash payments for:
Interest (net of amounts capitalized)	$29,422	$34,891	$22,693
Income taxes	25,770	3,601	4,087
Cash received from income tax refunds	3,975	1,434	3,704
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	9,324	8,509	8,272
Borrowings under capital leases	67	562	380
Dividends declared not paid	—	—	9,221
The amount of interest capitalized was $1.3 million, $0.3 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6. Equipment Installment Plan Receivables
EIP subscribers pay for their devices in installments over a 24-month period. At the time of an installment sale, the Company imputes interest on the installment receivable using current market interest rate estimates along with other inputs such as historical and expected credit losses and credit quality of its EIP base. The imputed interest is recorded as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as interest income presented net of interest expense. The Company's imputed interest rate has ranged from approximately 5% to 10%. Additionally, the customer has the right to trade in their original device after a specified period of time for a new device and have the remaining unpaid balance satisfied. This trade-in right is measured at the estimated fair value of the device being traded in based on current trade-in values and the timing of the trade-in. The trade-in right is recorded as a reduction to the equipment revenue at the time of sale with a corresponding increase in liabilities. As of December 31, 2015 and December 31, 2014, the liability associated with this trade-in right was $4.7 million and $1.4 million, respectively, and is reflected in Advanced billings and customer deposits and Other Long-Term Liabilities on the consolidated balance sheets.
There was $4.4 million and $0.4 million of billed EIP receivables included in the Company's subscriber accounts receivable as of December 31, 2015 and 2014, respectively. The following table summarizes the remaining unbilled EIP receivables at December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
EIP receivables, gross	$37,898	$13,369
Deferred interest	(2,764)	(675)
EIP receivables, net of deferred interest	35,134	12,694
Allowance for credit losses	(2,324)	(650)
EIP receivables, net	$32,810	$12,044

Classified on the consolidated balance sheet as:
Accounts receivable, net	$22,291	$5,252
Deferred Charges and Other assets	10,519	6,792
EIP receivables, net	$32,810	$12,044

Note 7. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Land and buildings	$27,406	$27,560
Network plant and equipment	451,996	345,373
Furniture, fixtures and other equipment	95,095	88,492
	574,497	461,425
Under construction	27,577	16,859
	602,074	478,284
Less: accumulated depreciation	275,814	212,230
Property, plant and equipment, net	$326,260	$266,054
Buildings and improvements principally consists of owned general office facilities, retail stores and leasehold improvements. Network, plant and equipment includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, transport and transmission-related equipment. Furniture, fixtures and other equipment includes internal use software, office equipment, and other primarily consists of furniture, information technology systems, equipment and vehicles, and leased devices. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network. Depreciation expense relating to property and equipment was $54.3 million, $53.3 million and $51.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 8. Intangible Assets
Intangible Assets not Subject to Amortization
Goodwill and radio spectrum licenses are not considered amortizable intangible assets. The Company allocates all its goodwill to the markets in western Virginia and West Virginia. The Company tested its goodwill and radio spectrum licenses as of October 1, 2015 and concluded that no impairment existed as of that date.
Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At December 31, 2015 and 2014, customer relationships and trademarks were comprised of the following:

		December 31, 2015			December 31, 2014
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationship	17.5 years	$36,900	$(34,630)	$2,270	$36,900	$(34,305)	$2,595
Trademarks	15 years	7,000	(4,978)	2,022	7,000	(4,511)	2,489
Total		$43,900	$(39,608)	$4,292	$43,900	$(38,816)	$5,084
The Company amortizes its amortizable intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.
The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. Amortization expense was $0.8 million, $1.9 million, $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2016	$324	$467	$791
2017	324	467	791
2018	324	467	791
2019	324	467	791
2020	324	154	478
Thereafter	650	—	650
	$2,270	$2,022	$4,292

Note 9. Long-Term Debt
As of December 31, 2015 and December 31, 2014, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2015	December 31, 2014
Senior secured term loans, net of unamortized debt discount	$519,820	$524,504
Capital lease obligations	419	715
	520,239	525,219
Less: current portion of long-term debt	5,605	5,728
Long-term debt	$514,634	$519,491
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
The Amended and Restated Credit Agreement provides for a new Term Loan B in the aggregate amount of $533.8 million. The Term Loan B matures in November 2019, with quarterly payments of approximately $1.4 million beginning March 31, 2014 and continuing through September 30, 2019, and the remainder due on November 9, 2019.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of December 31, 2015, there were no commitments associated with the Incremental Commitments.
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
In addition, the Restricted Payment basket increases by the positive amount, if any, of 50% (or, if the Leverage Ratio as of the most recently ended twelve month period, was less than 2.75:1.0, 75%) of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), for the most recently ended fiscal quarter in excess of $10.0 million. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than to 4.25:1.00. In addition, this Restricted Payments basket increases by the amount of any mandatory prepayments on the Term Loans to the extent the lenders decline to receive such prepayment. There was no Excess Cash Flow for the quarter ended December 31, 2015. The balance of the Restricted Payments basket as of December 31, 2015 was $86.1 million.
Under the Amended and Restated Credit Agreement, mandatory debt prepayments of 50% of Excess Cash Flow for the most recently ended fiscal year (beginning with the fiscal year ending December 31, 2013) must be made by the 90th day of the following year, if the Leverage Ratio is above 4.50:1.00. Mandatory debt prepayments of 25% of Excess Cash Flow for a fiscal year must be made by the 90th day of the following year, if the Leverage Ratio is equal to or less than 4.50:1.00 but above 3.75:1.00. If NTELOS Inc.’s Leverage Ratio is equal to or less than 3.75:1.00 for a fiscal year, NTELOS Inc. is not required to make an Excess Cash Flow mandatory debt prepayment for that fiscal year. At December 31, 2015, NTELOS Inc.’s Leverage Ratio (as defined under the Amended and Restated Credit Agreement) was 7.65:1.00.
In connection with the refinancing, the Company incurred approximately $3.8 million in creditor and third party fees, of which $3.7 million was deferred and is being amortized to interest expense over the life of the debt using the effective interest method. The Company also deferred $0.5 million in debt discounts related to the new Term Loan B borrowings, which are being accreted to the Term Loan B using the effective interest method over the life of the debt and are reflected in interest expense. Additionally, the Company wrote off a proportionate amount of the unamortized deferred fees and debt discount from the Amended and Restated Credit Agreement totaling $0.5 million and $0.2 million, respectively, which are reflected in other expenses in the consolidated statements of operations. Accretion of these discounts for each of the years ended December 31, 2015 and 2014 was $0.7 million.
The aggregate maturities of long-term debt outstanding at December 31, 2015, excluding capital lease obligations, based on the contractual terms of the instruments are as follows:

(In thousands)	Term Loan
2016	$5,405
2017	5,405
2018	5,405
2019	506,725
Total	$522,940
The Company’s blended average interest rate on its long-term debt was approximately 6.4% and 6.3% for the years ended December 31, 2015 and 2014, respectively.
Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At December 31, 2015, the carrying value and accumulated depreciation of these assets was $1.9 million and $1.2 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.4 million. As of December 31, 2015, the principal portion of these capital lease obligations is due as follows: $0.2 million in 2016, $0.1 million in 2017 and less than $0.1 million in 2018 and 2019.

Note 10. Restructuring Charges
In 2014, the Company initiated a plan to reduce operating expenses. In conjunction, the Company established restructuring liabilities for employee separations, lease abandonments, operating lease terminations, and other related costs, which are recorded in current liabilities in the Consolidated Balance Sheet. A summary of the restructuring liabilities is presented below:

(In thousands)	Employee Separation	Contract Terminations	Other	Total
Cumulative charges incurred as of December 31, 2015	$3,063	$327	$79	$3,469

Balance as of December 31, 2013	$—	$—	$—	$—
Charges	982	—	—	982
Utilization	(32)	—	—	(32)
Balances as of December 31, 2014	$950	$—	$—	$950
Charges	2,081	327	79	2,487
Utilization	(2,671)	(76)	(79)	(2,826)
Balances as of December 31, 2015	$360	$251	$—	$611

Employee separation costs for certain corporate employees consist of severance to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2016. Contract termination costs include lease abandonment costs and other termination costs for contractual obligations. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. Other costs include legal fees paid during 2015. The Company does not anticipate any additional significant costs to be incurred as part of this restructuring plan.

Note 11. Financial Instruments
The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost, which approximates fair value because of the short-term nature of these instruments. The fair values of other financial instruments are determined using observable market prices. The following is a summary by balance sheet category:
Long-Term Investments
At December 31, 2015 and 2014, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans.
Interest Rate Derivatives
In February 2013, the Company purchased an interest rate cap for $0.9 million with a notional amount of $350.0 million, which caps the three month Eurodollar rate at 1.0% and expired in August 2015. The Company did not designate the interest rate cap agreement as a cash flow hedge for accounting purposes. Therefore, the change in market value of the agreement is recorded as a gain or loss in Other Expense. The Company recorded an immaterial loss for the year ended December 31, 2015 and losses of $0.2 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.
The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2015 and 2014.

	Face		Carrying	Fair
(In thousands)	Amount		Amount	Value
December 31, 2015
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A		$1,522	N/A
Financial liabilities:
Term Loans	$522,940		$519,820	$517,710
Capital lease obligations	$419		$419	$419
December 31, 2014
Nonderivatives:
Long-term investments for which it is not practicable to estimate fair value	N/A		$1,522	N/A
Financial liabilities:
Term loans	$528,345		$525,504	$459,660
Capital lease obligations	$904		$904	$904
Derivative related to debt:
Interest rate cap asset	$350,000	*	$—	$—

*	Notional amount
The fair values of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at December 31, 2015 and December 31, 2014, respectively. The fair value of the derivative instrument was based on a quoted market price at December 31, 2014. These instruments are classified within Level 2 of the fair value hierarchy described in ASC 820, Fair Value Measurements and Disclosures.

Note 12. Equity and Earnings Per Share
On August 24, 2009, the Board of Directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company may conduct its purchases in the open market, in privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through December 31, 2009, the Company had repurchased 523,233 shares for $16.9 million. The Company did not repurchase any of its common shares during fiscal years 2013 through 2015 under the authorization. Additionally, during the fiscal years 2015 and 2014, the Company repurchased approximately $0.1 million of restricted common stock in order to satisfy certain minimum tax withholding obligations in connection with the vesting of restricted stock.

The computations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31, 2015
(In thousands)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss) attributable to common shares for earnings per share computation	$(2,303)	$(9,903)	$(12,206)
Denominator:
Total shares outstanding	22,264	22,264	22,264
Less: unvested shares	(949)	(949)	(949)
Less: effect of calculating weighted average shares	(58)	(58)	(58)
Denominator for basic earnings per common share – weighted average shares outstanding	21,257	21,257	21,257
Plus: weighted average unvested shares	—	—	—
Plus: common stock equivalents of stock options	—	—	—
Plus: performance stock units	—	—	—
Denominator for diluted earnings per common share – weighted average shares outstanding	21,257	21,257	21,257
Basic earnings (loss) per common share	$(0.10)	$(0.47)	$(0.57)
Diluted earnings (loss) per common share	$(0.10)	$(0.47)	$(0.57)

	Year Ended December 31, 2014
(In thousands)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss) attributable to common shares for earnings per share computation	$1,715	$(55,349)	$(53,634)
Denominator:
Total shares outstanding	21,616	21,616	21,616
Less: unvested shares	(463)	(463)	(463)
Less: effect of calculating weighted average shares	(42)	(42)	(42)
Denominator for basic earnings per common share – weighted average shares outstanding	21,111	21,111	21,111
Plus: weighted average unvested shares	—	—	—
Plus: common stock equivalents of stock options	—	—	—
Plus: performance stock units	—	—	—
Denominator for diluted earnings per common share – weighted average shares outstanding	21,111	21,111	21,111
Basic earnings (loss) per common share	$0.08	$(2.62)	$(2.54)
Diluted earnings (loss) per common share	$0.08	$(2.62)	$(2.54)

	Year Ended December 31, 2013
(In thousands)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss) attributable to common shares for earnings per share computation	$21,627	$3,051	$24,678
Denominator:
Total shares outstanding	21,510	21,510	21,510
Less: unvested shares	(443)	(443)	(443)
Less: effect of calculating weighted average shares	(41)	(41)	(41)
Denominator for basic earnings per common share – weighted average shares outstanding	21,026	21,026	21,026
Plus: weighted average unvested shares	422	422	422
Plus: common stock equivalents of stock options	285	285	285
Plus: performance stock units	93	93	93
Denominator for diluted earnings per common share – weighted average shares outstanding	21,826	21,826	21,826
Basic earnings (loss) per common share	$1.02	$0.15	$1.17
Diluted earnings (loss) per common share	$0.99	$0.14	$1.13

In accordance with ASC 260, Earnings Per Share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share pursuant to the two-class method. The Company's unvested restricted stock awards have rights to receive non-forfeitable dividends. For the years ended December 31, 2015 and 2014, the Company has calculated basic earnings per share using weighted average shares outstanding and the two-class method and determined there was no significant difference in the per share amounts calculated under the two methods.
For the years ended December 31, 2015, 2014 and 2013, the denominator for diluted earnings per common share excludes approximately 1.6 million shares, 1.6 million shares and 1.8 million shares, respectively, related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

Note 13. Stock Plans
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
During the year ended December 31, 2015, the Company issued 261,503 stock options under the Employee Equity Incentive Plans. No options were issued under the Non-Employee Director Equity Plan during 2015. During the year ended December 31, 2014, the Company issued 347,023 stock options under the Employee Equity Incentive Plans and 27,170 stock options under the Non-Employee Director Equity Plan. The options issued under the Employee Equity Incentive Plans generally vest one-fourth annually beginning one year after the grant date and the options issued under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date.
During the year ended December 31, 2015, the Company issued 415,401 shares of restricted stock under the Employee Equity Incentive Plans and 87,525 shares of restricted stock under the Non-Employee Director Equity Plan. During the year ended December 31, 2014, the Company issued 132,041 shares of restricted stock under the Employee Equity Incentive Plans and 11,338 shares of restricted stock under the Non-Employee Director Equity Plan. The restricted shares granted under the Employee Equity Incentive Plans generally cliff vest on the first or third anniversary of the grant date. The restricted shares granted under the Non-Employee Director Equity Plan cliff vest on the first anniversary of the grant date. Dividend and voting rights applicable to restricted stock are equivalent to the Company’s common stock.
During the year ended December 31, 2015, the Company granted 28,031 performance stock units ("PSUs") under the Employee Equity Incentive Plans to certain key employees. During the year ended December 31, 2014, the Company granted 83,151 performance stock units ("PSUs") under the Employee Equity Incentive Plans to certain key employees. The PSUs cliff vest on the third anniversary of the grant date and are subject to certain performance and market conditions. Each PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company’s common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid as dividend equivalent units on PSUs that vest, on or after the vesting date.
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
The fair value of each common stock option award granted in 2015, 2014 and 2013 was estimated on the respective grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company uses its post-February 2006 initial public offering volatility to estimate volatility assumptions for each year. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience. The expected dividend yield is estimated based on the Company’s historical and expected dividend yields at the date of the grant.

	2015	2014	2013
Risk-free interest rate	2.0%	2.4%	1.3% to 1.5%
Expected volatility	46.4%	39.2% to 39.4%	39.3% to 39.6%
Weighted-average expected volatility	46.4%	39.4%	39.4%
Expected dividend yield	—%	8.5% to 12.9%	12.9% to 14.2%
Weighted-average expected dividend yield	—%	12.6%	13.5%
Expected term	5 years	7 years	7 years
Total equity-based compensation expense related to all of the Company’s share-based equity awards for the years ended December 31, 2015, 2014 and 2013 and the Company’s 401(k) matching contributions was allocated as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of services	$651	$593	$634
Customer operations	615	918	1,067
Corporate operations	2,182	1,458	3,852
Equity-based compensation expense	$3,448	$2,969	$5,553
Future charges for equity-based compensation related to instruments outstanding at December 31, 2015 are estimated to be $1.5 million for 2016, $1.0 million for 2017, $0.2 million in 2018 and less than $0.1 million for 2019.
The summary of the activity and status of the Company’s stock option awards for the year ended December 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	1,583	$19.09
Granted during the period	261	6.00
Exercised during the period	1	0.58
Forfeited/expired during the period	(298)	21.13
Stock options outstanding at December 31, 2015	1,547	$16.50	6.5	$—
Exercisable at December 31, 2015	933	$20.19	5.4	$—
Total expected to vest at December 31, 2015	552	$12.10
The weighted average grant date fair value per share of stock options granted during fiscal years 2015, 2014 and 2013 was $1.72, $1.02 and $0.71, respectively. The total intrinsic value of options exercised during fiscal year 2015 and 2014 was an immaterial amount, with $0.1 million during fiscal year 2013. The total fair value of options that vested during fiscal years 2015, 2014 and 2013 was $0.6 million, $1.5 million and $1.6 million, respectively. As of December 31, 2015, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The summary of the activity and status of the Company’s restricted stock awards for the year ended December 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2015	245	$14.93
Granted during the period	503	5.37
Vested during the period	(136)	13.40
Forfeited during the period	(21)	11.28
Restricted stock awards outstanding at December 31, 2015	591	$7.30

As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the year ended December 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Fair Value per Share
Performance stock units outstanding at January 1, 2015	99	$11.24
Granted during the period	28	7.33
Vested during the period	(47)	12.78
Forfeited during the period	(10)	11.22
Performance stock units outstanding at December 31, 2015	70	$8.62
At December 31, 2015, there was $0.3 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.5 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares purchased under this plan have been issued from the treasury stock balance. If treasury shares are not available, new common shares have been issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settlement is done semi-annually. During fiscal years 2015, 2014 and 2013, 7,814 shares, 4,669 shares and 6,183 shares, respectively, were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for fiscal years 2015, 2014 and 2013 was immaterial.

Note 14. Income Taxes
The components of income tax expense from continuing operations are as follows for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Current tax expense:
Federal	$466	$508	$1,159
State	865	359	560
	1,331	867	1,719
Deferred tax expense:
Federal	1,452	412	12,002
State	(596)	(532)	2,406
	856	(120)	14,408
	$2,187	$747	$16,127

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Computed tax expense at statutory federal rate of 35%	$369	$1,375	$13,936
Nondeductible merger expenses	1,313	—	—
Equity-based compensation	444	(364)	—
Nondeductible compensation	47	87	273
Noncontrolling interests	(409)	(514)	(721)
State income taxes, net of federal income tax benefit	175	112	1,928
Other	248	51	711
	$2,187	$747	$16,127

During 2015, the Company recognized $0.4 million of tax expense related to equity-based compensation shortfalls in net income from continuing operations. In 2014, the Company recognized the benefit of $0.4 million of equity-based compensation deductions in continuing operations that previously were not recognizable under ASC 718. In addition, during 2014 and 2013, the Company recognized a tax expense of approximately $1.0 million and $0.7 million, respectively, in stockholders’ equity associated with equity-based compensation. Deferred tax assets are not recognized for net operating loss carry-forwards resulting from excess benefits related to equity compensation. During 2015, 2014 and 2013, the Company recognized a tax expense of $1.2 million, $5.0 million and $3.5 million, respectively, in accumulated other comprehensive loss associated with the adjustments to various employee benefit plan liabilities in accordance with ASC 715.
Income tax expense (benefit) allocated to other items was as follows for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Discontinued operations	$(6,880)	$(33,641)	$2,417
Net deferred income tax assets and liabilities consist of the following components as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Deferred income tax assets
Retirement benefits other than pension	$1,294	$1,232
Pension and related plans	6,256	7,158
Net operating loss	33,908	46,264
Accrued expenses	3,746	3,548
Other	4,160	3,153
	49,364	61,355
Deferred income tax liabilities
Property and equipment	44,234	45,011
Intangible assets	883	1,009
Licenses	13,782	13,660
	58,899	59,680
Deferred income tax asset (liability), net	$(9,535)	$1,675
The Company has certain Federal prior year unused NOLs, including certain built-in losses that are subject to limitations imposed by the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. These prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of approximately $8.9 million. Based on the IRC 382 Limit, the Company expects that $85.4 million of these prior year NOLs will be available to the Company as follows: $8.9 million in 2016 through 2024, $4.9 million in 2025 and $0.4 million in 2026. The Company also has certain state NOLs that will be available to the Company substantially similar to the Federal NOLs. The Company believes that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. The Company did not have any UTBs as of December 31, 2015 and 2014.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2012-2015, respectively.
Note 15. Pension Plans and Other Postretirement Benefits
The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of and for the years ended December 31, 2015 and 2014, and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations, beginning of period	$38,282	$27,774	$3,111	$1,980
Service cost	—	—	47	40
Interest cost	1,519	1,375	126	98
Actuarial (gain) loss	(4,095)	10,135	56	805
Benefits paid, net	(1,963)	(1,002)	(119)	(26)
Benefit obligations transferred	—	—	—	214
Benefit obligations, end of period	$33,743	$38,282	$3,221	$3,111
Change in plan assets:
Fair value of plan assets, beginning of period	$24,718	$24,610	$—	$—
Actual return on plan assets	(127)	1,148	—	—
Employer contributions	—	—	192	102
Benefits paid	(2,021)	(1,040)	(192)	(102)
Fair value of plan assets, end of period	$22,570	$24,718	$—	$—
Funded status:
Total liability, end of period	$(11,173)	$(13,564)	$(3,221)	$(3,111)
The accumulated benefit obligation for the defined benefit pension plan at December 31, 2015 and 2014 was $33.7 million and $38.3 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The defined benefit plan was frozen for future benefit accruals as of December 31, 2012. Accordingly, the accumulated benefit obligation is equal to the projected benefit obligation.
The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2015, 2014 and 2013:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$47	$40	$54
Interest cost	1,519	1,375	1,325	153	122	78
Recognized net actuarial loss	523	—	131	192	102	16
Expected return on plan assets	(1,770)	(1,886)	(1,595)	—	—	—
Net periodic benefit cost	$272	$(511)	$(139)	$392	$264	$148
Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.
Unrecognized actuarial (gains)/losses in 2015 were $(2.1) million and $0.1 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial (gain)/loss recorded in accumulated other comprehensive loss at December 31, 2015 related to these respective plans was $4.4 million, net of a $(2.7) million deferred tax asset, and $0.7 million, net of a $(0.5) million deferred tax asset.
The total amount reclassified out of accumulated other comprehensive loss related to actuarial losses from the defined benefit plans was $0.2 million, $0.1 million, and $0.3 million for the three years ended December 31, 2015, 2014, and 2013, respectively, all of which has been reclassified to cost of services, customer operations, and corporate operations on the consolidated statement of operations for the respective periods.
The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2015 and 2014 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	2015	2014	2015	2014
Discount rate	4.35%	4.00%	4.35%	4.10%
The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 are:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	5.00%	4.15%	4.10%	5.00%	4.15%
Expected return on plan assets	6.75%	7.25%	7.75%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
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
For measurement purposes, a 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 for the obligation as of December 31, 2015. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2022 and remain at that level thereafter.
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a $0.1 million increase and a $0.6 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and a $0.5 million decrease, respectively, for a 1% decrease in medical trend rate.
In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third-party pension plan administrator, including its review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2015 as well as considered input from its third-party pension plan asset managers.
The weighted average actual asset allocations by asset category as of December 31, 2015 and the fair value by asset category as of December 31, 2015 and 2014 were as follows:

	Actual Allocation as of	Fair Value as of December 31,
Asset Category (dollars in thousands)	December 31, 2015	2015	2014
Large Cap Value	17%	$3,741	$4,082
Large Cap Blend	10%	2,179	2,347
Large Growth	16%	3,706	4,061
Mid Cap Blend	9%	2,036	2,246
Small Cap Blend	5%	1,088	1,348
Foreign Stock – Large Cap	20%	4,535	4,778
Bond	19%	4,358	4,849
Cash and cash equivalents	4%	927	1,007
Total	100%	$22,570	$24,718
The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	77%	65-75%
Bond securities and cash equivalents	23%	25-35%
Total	100%	100%
It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“Level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of two bond funds split relatively evenly between these funds at December 31, 2015 and 2014. The maximum holdings of any one asset within these funds is under 4% of this fund and thus is well under 1% of the total portfolio. At December 31, 2015, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.
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
The Company does not expect to contribute to the pension plan in 2016. The Company expects the net periodic benefit cost for the defined benefit pension plan in 2016 to be $0.3 million and expects the periodic benefit cost for the other postretirement benefit plans in 2016 to be $0.3 million.
The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2016	$636	$87
2017	700	106
2018	720	99
2019	768	99
2020	868	100
Aggregate of next five years	6,219	746

Other Benefit Plans
The Company also sponsors a supplemental executive retirement plan. This nonqualified plan, which has no plan assets, was closed to new participants in 2003. The projected benefit obligation of this nonqualified plan was $7.8 million and $8.3 million at December 31, 2015 and 2014, respectively. The total expense recognized related to this plan was $0.3 million for the year ended December 31, 2015 and $0.4 million for the years ended December 31, 2014 and 2013.
The Company recognized $0.1 million of expense from previously unrecognized loss related to the supplemental executive retirement plan for each of the years ended December 31, 2015, 2014 and 2013. Unrecognized actuarial (gain) loss was $(0.3) million and $1.2 million in 2015 and 2014, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive loss at December 31, 2015 and 2014 related to this plan was $2.1 million, net of a $1.3 million deferred tax asset, and $2.3 million, net of a $1.5 million deferred tax asset, respectively. The total expense to be recognized in 2016 for the nonqualified pension plan is approximately $0.4 million and the estimated payments are expected to be approximately $0.5 million.
Estimated future benefit payments are expected to be paid in the years indicated: $0.5 million annually for each of the years 2016 through 2020 and $2.5 million in aggregate for the years 2021 through 2025.
The Company also sponsors a contributory defined contribution plan under IRC Section 401(k) for substantially all employees. The Company’s matching contributions to this plan were $1.0 million, $1.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s policy during these periods was to make matching contributions in shares of the Company’s common stock. All of the matching contributions for 2015, 2014 and 2013 represented equity contributions.
Note 16. Strategic Network Alliance
The Company provides PCS services and has contracted to provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the SNA with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014 the parties entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, the Company is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The billable fixed fee element of the agreement was reduced pursuant to the amended SNA on August 1, 2015 and again on January 1, 2016. Additional annual reductions will occur on January 1 of each year. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 37.8%, 41.3% and 46.6% of its revenue from the SNA for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues under the SNA have an effective minimum amount of $9.3 million per month subject to annual adjustments.
In September 2013 the Company reached a settlement with Sprint over the disputes related to the SNA. The settlement resolved the open disputes under the SNA, including the data rate reset dispute that began in the fourth quarter 2011 and the unrelated historical billing disputes that were asserted by Sprint in the third quarter 2012. In connection with the settlement, the Company recognized an additional $9.6 million in Operating Income, consisting of a $9.0 million increase in revenue (primarily related to a reversal of the previously disclosed accrual) and a $0.6 million decrease in cost of services, for the year ended December 31, 2013.

Note 17. Commitments and Contingencies
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
The Company’s minimum lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options based on the premise that failure to renew the leases imposes an economic penalty on the Company in such amount that a renewal appears to be reasonably assured. The Company’s cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with three renewal options of 5 years each. For leases with an initial term of 10 years or greater, the Company includes only the initial lease term. Leasehold improvements are depreciated over the shorter of the assets’ useful life or the lease term, including renewal option periods that are reasonably assured.
Rent expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $28.5 million, $24.1 million and $23.7 million, respectively. The following table summarizes the Company’s contractual commitments for future minimum lease payments under non-cancelable operating leases, and commercial commitments for network capital expenditures, handset equipment and other materials to support its operations, at December 31, 2015:

	Operating	Purchase
(In thousands)	Leases	Commitments	Total
2016	$15,250	$83,432	$98,682
2017	14,069	—	14,069
2018	13,153	—	13,153
2019	12,340	—	12,340
2020	10,963	—	10,963
Thereafter	51,520	—	51,520
	$117,295	$83,432	$200,727

The Company has assigned certain leases with lease terms expiring on various dates through 2029 to various third parties. Although the Company is not a guarantor under these leases, it remains secondarily liable for the lease payments for which it was responsible as the original lessee. The maximum potential liability for future rental payments the Company could be required to make under these leases at December 31, 2015 was $1.7 million. The Company does not believe it is probable that it would be required to make any lease payments resulting from its secondary liability for these leases therefore, no liability has been recorded.
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

QUARTERLY FINANCIAL SUMMARY
(Unaudited)

	Fiscal Year 2015
	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$95,311	$91,388	$88,346	$87,595
Operating Income (Loss)	19,802	9,568	2,617	(426)
Income (Loss) from Continuing Operations (1)	7,038	1,095	(4,228)	(5,040)
Income (Loss) from Discontinued Operations	8,249	787	(4,498)	(14,441)
Net Income (Loss) Attributable to NTELOS Holdings Corp. (1)	14,796	1,610	(8,963)	(19,649)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (3)
Basic earnings (loss) per common share from continuing operations	$0.29	$0.04	$(0.21)	$(0.24)
Basic earnings (loss) per common share from discontinued operations	0.39	0.03	(0.21)	(0.68)
Basic earnings (loss) per common share	$0.68	$0.07	$(0.42)	$(0.92)
Diluted earnings (loss) per common share from continuing operations	$0.27	$0.04	$(0.21)	$(0.24)
Diluted earnings (loss) per common share from discontinued operations	0.37	0.03	(0.21)	(0.68)
Diluted earnings (loss) per common share	$0.64	$0.07	$(0.42)	$(0.92)

	Fiscal Year 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating Revenues	$89,166	$86,125	$88,191	$96,652
Operating Income	12,635	10,232	10,064	4,811
Income (Loss) from Continuing Operations (2)	2,394	1,316	1,248	(1,775)
Income (Loss) from Discontinued Operations	(672)	(457)	(92)	(54,128)
Net Income (Loss) Attributable to NTELOS Holdings Corp. (2)	1,286	484	804	(56,208)
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp. (3)
Basic earnings (loss) per common share from continuing operations	$0.09	$0.05	$0.04	$(0.10)
Basic earnings (loss) per common share from discontinued operations	(0.03)	(0.03)	—	(2.56)
Basic earnings (loss) per common share	$0.06	$0.02	$0.04	$(2.66)
Diluted earnings (loss) per common share from continuing operations	$0.09	$0.04	$0.04	$(0.10)
Diluted earnings (loss) per common share from discontinued operations	0.03	(0.02)	—	(2.56)
Diluted earnings (loss) per common share	$0.06	$0.02	$0.04	$(2.66)

(1)
Results for the fourth quarter of fiscal year 2015 include decreased retail revenue due to continued adoption of lower rate plans and EIP service plan discounts and increased network costs to support additional capacity for our 4G LTE expansion.

(2)
Results for the fourth quarter of fiscal year 2014 include increased equipment revenue from EIP and the impairment and restructuring costs associated with the sale of the spectrum and the wind down of our operations in our Eastern Markets.

(3)	Per share amounts may not agree to annual amounts due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, indicated below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with management’s and our directors’ authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NTELOS Holdings Corp.:

We have audited NTELOS Holdings Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTELOS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NTELOS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NTELOS Holdings Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 11, 2016

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The Board of Directors
The following are the directors of the Company who hold office until the 2016 Annual Meeting of Stockholders and such director's successor has been duly elected and qualified or until the earlier of such director's death, resignation or removal in the manner described in our bylaws.
David A. Chorney, age 39, has been a director since July 2013. Mr. Chorney has been a Vice President of Quadrangle Group LLC since June 2013. Before joining Quadrangle Group LLC, Mr. Chorney was a Vice President at Credit Suisse Group AG in the Technology, Media & Telecom (TMT) group, having joined the investment banking division in New York in 2007. From 2003-2007, he practiced as a corporate attorney at Paul, Weiss, Rifkind, Wharton & Garrison LLP as a member of the firm's Mergers & Acquisitions group.
     Mr. Chorney's experience and knowledge of the operations of telecommunications companies, industry trends, financial analysis and accounting, as well as his mergers and acquisitions and capital markets experience, represent key skills that he brings to our Board of Directors.
     Rodney D. Dir, age 58, has been a director since October 2011. Mr. Dir has served as the Company's Chief Executive Officer pursuant to multiple Professional Services Agreements since February 2015. Mr. Dir served as the Company's President and Chief Operating Officer pursuant to a Professional Services Agreement from July 2014 until February 2015. Prior to his appointment, Mr. Dir had been the President and Chief Executive Officer of Spectrum Bridge, Inc., a wireless spectrum management company, from May 2011 to February 2014. From 2007 to 2011, he served as the Chief Operating Officer of Firethorn Holdings, Inc., a privately held provider of mobile banking and mobile commerce services, which was acquired by Qualcomm Incorporated as a wholly owned subsidiary in 2007. From 2005 to 2007, he served as the Chief Operating Officer of Cincinnati Bell, Inc., a publicly traded company and provider of telecommunication services. Between 1984 and 2005, Mr. Dir served in various positions having increasing levels of responsibility with various telecom companies, including T-Mobile, Powertel and GTE.
     Mr. Dir brings to our Board experience gained from holding senior leadership positions with both publicly traded and privately held companies in the telecommunications industry. His executive experience with the financial and operational aspects of those companies and his deep industry experience is extremely valuable to the Board.
Stephen C. Duggan, age 50, has been a director since November 2012. Mr. Duggan serves as the Vice President & General Manager, Global Business Services of Viacom, Inc., a publicly traded global entertainment company, where he also previously served, from 2012 through 2013, as a Senior Director, Service Management. From 2010-2011, he was President and then President & Chief Executive Officer, of Athlon Sports Communications, Inc., a privately held multi-platform media and sports marketing company. He also served as a director of Athlon Sports until August 2012. Prior to Athlon, he served as the Chief Executive Officer of Alpha Media Group, Inc. from 2008 to 2009, and served as its Chief Operating Officer and Chief Financial Officer earlier in 2008. From 2003 to 2008, Mr. Duggan was the Chief Operating Officer, Chief Financial Officer and Secretary of Publishing Group of America, Inc., and served as its Senior Vice President and Chief Financial Officer from 1999 to 2003. Mr. Duggan served on the Board of Directors and was the Chairman of the Audit Committee of Questex Media Group, Inc., a privately held global business to business communications company, from 2009 to 2014.
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
Michael Gottdenker, age 51, has been a director since February 2015. Mr. Gottdenker is and has been the Chairman and Chief Executive Officer of Hargray Communications Group since 2007. Mr. Gottdenker is and has been Chairman and Chief Executive Officer of Access Spectrum, LLC since 2001, and previously served as President and Chief Executive Officer of Commonwealth Telephone Enterprises, Inc.; in a variety of executive positions at Revlon Consumer Products Corporation; and as an investment banker in the Corporate Finance and Real Estate Finance departments of Salomon Brothers Inc. Mr. Gottdenker was a member of the Board of Directors of Woodmont Holdings Inc. and its Chief Executive Officer in 2007, when that company filed a voluntary petition under provisions of Chapter 7, title 11 of the United States Code.

     With his years of experience in the telecommunications industry, Mr. Gottdenker brings valuable operating and sales perspective in the telecom industry that is critical to our Board of Directors in understanding and evaluating our business. Mr. Gottdenker serves on the Compensation Committee of the Board.
     Daniel J. Heneghan, age 60, has been a director since February 2006. Mr. Heneghan serves as an advisor to the semiconductor industry. Mr. Heneghan previously held the position of Vice President and Chief Financial Officer of Intersil Corporation, a high-performance analog and mixed-signal integrated circuit company, from its inception in August 1999 until June 2005. From 1980 until 1999, he held various management positions in finance, information technology, purchasing and operations for Harris Corporation, an international communications and information technology company serving government and commercial markets, including the position of Vice President and Controller of Harris Semiconductor Corporation, which he held from 1996 until leaving the company. Mr. Heneghan presently serves on the Board of Directors and Audit Committee of Pixelworks, Inc. Mr. Heneghan also served on the Board of Directors of Freescale Semiconductor, Inc. until December 2015, and on the Board of Directors of Micrel, Inc. until August 2015.
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
     Michael Huber, age 47, has been a director since April 2005, and has been Chairman of the Board of Directors since December 2009. Since January 2004, Mr. Huber has served as a Managing Principal of Quadrangle Group LLC, a private investment firm, and since January 2010, Mr. Huber also has served as President of Quadrangle. Mr. Huber serves on the Boards of Directors of Data & Audio-Visual Enterprises Holdings Inc., West Corporation, and Tower Vision Mauritius Limited and as a managing member of Access Spectrum LLC and of Hargray Holdings LLC. Mr. Huber is also a member of the Board of Trustees of Macalester College. Mr. Huber served on the Board of Directors of Lumos Networks Corp. until July 2014.
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
Ruth Sommers, age 53, has been a director since October 2014. Ms. Sommers has served as the Chief Operating Officer of David Yurman Enterprises LLC, a privately-held American designer jewelry company, since August 2012. From 2009 to 2013, she was the owner and founder of Noi Solutions LLC, a consulting and full-service agent services firm. From 2008 to 2009, she served as Chief Sourcing and Production Officer of American Eagle Outfitters, Inc., a global specialty retailer of clothing, accessories and personal care products.
     Ms. Sommers' retail operational experience and knowledge are key skills that she brings to our Board of Directors. Ms. Sommers serves on the Compensation Committee.
     Ellen O'Connor Vos, age 60, has been a director since October 2011. Ms. Vos is, and has been since 1989, the Chief Executive Officer of Grey Healthcare Group, a healthcare advertising and communications company and has been its President and Chief Executive Officer since 1994. Ms. Vos presently serves on the Board of Directors of OptimizeRX Corporation. Previously, she held officer positions with Phase Five Communications, a medical education firm, of which she was also the founder, and with Pfizer Inc. Ms. Vos previously served on the compensation committee of Vogel Farina LLC, a privately held pharmaceutical communications firm, affiliated with Grey Healthcare Group.
     Ms. Vos's extensive executive experience and knowledge in the areas of marketing and communications, particularly digital communications, are some of the key skills that she brings to our Board of Directors. Ms. Vos's executive leadership roles have provided her the experience on governance to serve as the Chairperson of the Nominating and Governance Committee. Ms. Vos's executive experience, including her oversight of financial statement preparation at Grey Healthcare Group, makes her a valuable member of the Audit Committee.
There are no familial relationships among our directors and officers.

The Executive Officers
Our executive officers serve at the discretion of the Board of Directors, and serve until such officer's successor is appointed and qualified or until his earlier death, resignation or removal. Our executive officers are: Rodney D. Dir, Stebbins B. Chandor Jr., S. Craig Highland, Robert L. McAvoy Jr. and Brian J. O'Neil. The following sets forth biographical information for our executive officers who are not directors.  Biographical information for Rodney D. Dir, who is also a director, is provided above.
Stebbins B. Chandor Jr., age 55, has been our Executive Vice President since September 2011, and our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since October 2011. Mr. Chandor previously served as Executive Vice President and Chief Financial Officer of iPCS, Inc., a publicly traded wireless telecommunications company, from 2004 to 2009. Previously Mr. Chandor served in other executive management positions with iPCS and with Metro One Telecommunications, Inc. From 1985 to 1995, Mr. Chandor served in various corporate finance capacities with BA Securities, Inc., a wholly owned subsidiary of BankAmerica Corporation, and affiliated or predecessor firms.
     S. Craig Highland, age 49, has been our Senior Vice President, Finance and Corporate Development and Assistant Treasurer since November 2011. He served as our Vice President, Tax and Corporate Development from 2003 until 2011, Director, Tax Policy and Corporate Development from 2000 through 2003 and as Tax Manager from 1998 to 2000. Prior to joining the Company, Mr. Highland served as a Tax and Audit Manager for McGladrey & Pullen, L.L.P. from 1993 to 1998 and with Erny & Mason, P.C. from 1988 to 1993.
     Robert L. McAvoy Jr., age 49, has been our Executive Vice President and Chief Technology Officer since July 2013. He previously served as our Senior Vice President, Engineering and Operations from 2008 to July 2013, Vice President, Engineering and Operations from 2002 to 2008 and as Vice President, Network Operations from 2000 to 2002. Mr. McAvoy served in various management roles with PrimeCo from 1995 until 2000. He previously worked with Bell Atlantic Mobile Systems from 1988 until 1995 in various engineering and operations roles.
     Brian J. O'Neil, age 55, has been our Executive Vice President, General Counsel and Secretary since July 2012. He joined the Company in September 2011 as Senior Vice President, General Counsel and Secretary. Previously, Mr. O'Neil served as Senior Vice President, General Counsel and Secretary of iPCS, Inc., a publicly traded wireless telecommunications company, from 2008 to 2010. Mr. O'Neil served in the office of the general counsel at Accenture Ltd (now Accenture plc), a publicly traded, global management consulting, technology services and outsourcing company, from 2001 to 2008. From 1994 until 2001, Mr. O'Neil was a partner in the corporate and securities practice at the law firm of Schwartz Cooper Chartered (now Dykema Gossett PLLC) in Chicago, Illinois, and from 1986 until 1994, he practiced in the corporate finance group at the law firm of Chapman and Cutler LLP in Chicago, Illinois.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and NASDAQ. These persons are also required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for the year ended December 31, 2015.
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
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Named Executive Officers. For purposes of disclosure in this Annual Report on Form 10-K, the "Named Executive Officers" (or "NEOs") for the year ended December 31, 2015 include the following persons:

•	Rodney D. Dir, our Chief Executive Officer;

•	Stebbins B. Chandor Jr., our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary;

•	Brian J. O'Neil, our Executive Vice President, General Counsel and Secretary;

•	Robert L. McAvoy Jr., our Executive Vice President and Chief Technology Officer; and

•	S. Craig Highland, our Senior Vice President, Finance and Corporate Development.
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
Results of 2015 Stockholder Advisory Vote on Executive Compensation
     We held our annual advisory vote on executive compensation at last year's Annual Meeting of Stockholders, and approximately 96% of the votes cast were in favor of this proposal. The Committee considered this favorable outcome and believes it reflected our stockholders' support of the Committee's decisions and the existing compensation programs for our NEOs. For 2015, the Committee made no material changes in the structure of our NEO compensation programs or compensation philosophy.
     Targeted Overall Compensation
     We originally entered into a professional services agreement with Mr. Dir that was effective on July 28, 2014 (the "2014 Professional Services Agreement"), pursuant to which Mr. Dir was compensated through January 31, 2015. We subsequently entered into another professional services agreement that was effective on February 1, 2015, (the “2015 Professional Services Agreement,” and collectively with the 2014 Professional Services Agreement, the “Professional Services Agreements”), pursuant to which Mr. Dir was compensated through December 31, 2015. The Professional Services Agreeents are described below in Professional Service Agreements. Each of our other NEOs has an employment agreement with us, as described below in Employment Agreements.
Pursuant to the Professional Services Agreements, Mr. Dir received a base level of compensation, as well as a bonus opportunity and equity-based compensation. The bonus component was based on the achievement of corporate and personal objectives set by the Committee. The bonus component of the 2014 Professional Services Agreement was evaluated as of January 31, 2015, the end of the term of the 2014 Professional Services Agreement, and the bonus component of the 2015 Professional Services Agreement was evaluated as of December 31, 2015, the end of the term of the 2015 Professional Services Agreement. The Company and Mr. Dir entered into a new professional services agreement, effective January 1, 2016 (the "2016

Professional Services Agreement"), as described below. The Committee and the Board will review whether to enter into a subsequent agreement with Mr. Dir prior to the termination of the current agreement.
Pursuant to the employment agreements with our other NEOs, each NEO receives a base salary, which is reviewed annually by the Committee. These NEOs are also eligible to participate in the annual short-term incentive plan (referred to as our 2015 Team Incentive Plan (or "TIP"), discussed below in Annual Short-Term Incentive Compensation) with an annual target equal to a specified percentage of base salary. Each of these NEOs has annual corporate and personal goals and objectives, and his performance is evaluated against those goals and objectives to assist in determining his total compensation. Under our compensation structure, the mix of base salary and target short-term incentive compensation varies depending on the employee's level. The Committee also retains the discretion to grant bonuses outside of our TIP. We also have Employee Equity Incentive Plans, discussed below in Long-Term Incentive Compensation, which are used to provide long-term incentives through the issuance of stock options, restricted stock, performance share units ("PSUs"), or other long-term incentives to the NEOs.

In January 2015, the Committee engaged Hay Group, an independent compensation consultant, (the "Consultant"), to perform a study (the "2015 Study") of the compensation of our NEOs benchmarked against comparable senior executives in comparable telecommunications companies (the "Peer Group") and market median information from the Consultant's national compensation database (the "Executive Compensation Report"). The 2015 Study took into account our announced sale of the spectrum covering our Eastern Markets and scheduled shut down of our operations in those markets. The 2015 Study analyzed the base salary, short-term incentives as a percentage of salary, and long-term incentive payouts, and included recommended targets for each of these metrics in order to assist the Committee in determining the appropriate pay-for-performance relationship for each NEO. The 2015 Study also assessed the competitiveness of our historical pay-for-performance incentives. The Committee used the 2015 Study, together with updated data obtained from Equilar Inc. ("Equilar"), a leading provider of executive compensation benchmarking data, in determining 2015 compensation.

After reviewing the Peer Group recommended by the Consultant in the 2015 Study, and reviewing then-current market data obtained from Equilar, the Committee determined that the Peer Group to be used for 2015 for assessing the compensation arrangements of our executive officers would be as set forth in the 2015 Study. The telecommunications companies included in the Peer Group were determined based on a review of revenue, net income, market value of common stock, and number of employees against these same metrics for us, taking into account the anticipated sale of spectrum in and shut down of operations in our eastern Virginia markets.
     The Committee approved the use of the following 14 companies as a benchmark for determining our executive officer compensation arrangements for 2015:

• Alaska Communications Systems Group, Inc.

• Atlantic Tele-Network, Inc.

• CalAmp Corp.

• Cbeyond, Inc.

• Cincinnati Bell, Inc.

• Cogent Communications Group, Inc.

• Consolidated Communications Holdings, Inc.
• General Communications, Inc. • Hawaiian Telcom Holdco, Inc. • Inteliquent, Inc. • Iridium Communications Inc. • Shenandoah Telecommunications Company • Spok Holdings, Inc. • Vonage Holdings Corp.

In addition to base salary and TIP, the NEOs participate in our Amended and Restated Equity Incentive Plan and our 2010 Equity and Cash Incentive Plan (together with the Amended and Restated Equity Incentive Plan, the “Employee Equity Incentive Plans”), and they are entitled to participate in all of our subsidiaries’ employee benefit plans. We also provide other benefits and perquisites, including a monthly automobile allowance offered as a competitive perquisite and a term life insurance policy for each NEO in accordance with his employment agreement.
Committee Process
The Committee designs, evaluates, and approves our executive compensation plans, policies, and programs. In comparing the Company's executive compensation levels to those of its Peer Group, the Committee looked at base salary, cash incentives, other compensation (which includes restricted stock, RSUs, stock options, other types of equity compensation, pensions, and perquisites), and total compensation for 2014 (the most recent year for which information regarding the Peer Group's executive compensation was available). The Committee annually reviews and evaluates the goals and objectives relevant to the compensation of our NEOs and establishes compensation levels and awards accordingly.
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
     Base Salaries
The 2014 Professional Services Agreement with Mr. Dir, which was effective through January 2015, set forth a base level of compensation at an annualized rate of $400,000. The 2015 Professional Services Agreement with Mr. Dir, which was effective for the remainder of 2015, set forth a base level of compensation of $425,000. The Professional Services Agreements did not provide for any adjustments to the base level of compensation.
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
In March 2015, when determining whether to grant raises to our NEOs, the Committee considered and determined the 2015 annual base salary applicable to each NEO as follows:

2015
Named Executive Officer	Base Salary
Stebbins B. Chandor Jr.	$362,457
Brian J. O'Neil	309,000
Robert L. McAvoy Jr.	280,000
S. Craig Highland	199,600
     Annual Short-Term Incentive Compensation
     Our practice is to award annual cash incentive payments under our TIP. Participation in the TIP is available to all of our salaried-exempt employees, including our employee NEOs, with a hire date prior to October 1 of the applicable year, except those employees who are covered by a formal sales incentive plan. The TIP award is equal to the product of (1) the individual's eligible base salary earnings for the year, (2) the individual's targeted short-term incentive percentage up to a maximum percentage provided for in the plan (as finally determined based on achievement of individual performance objectives), and (3) our weighted performance achievement percentage. The TIP award gives an eligible participant the potential to receive a lump sum payment on or before March 15th of the following year based on achievement of specified company-wide performance goals and based on achievement of individual performance objectives, which are established at the beginning of the year under circumstances set forth in the annual short-term incentive plan. An eligible employee must achieve at least a minimum overall individual performance rating in order to be eligible for an award under our TIP. The Committee has full discretion to qualify the annual short-term incentive plan, certify that the performance goals have been achieved, terminate the plan, or increase or decrease the funding available to the plan. Additionally, a TIP award may be decreased or an additional TIP award may be authorized by the Committee in its discretion as necessary to support our business needs.
     The purpose of the TIP is to focus corporate and individual efforts on the accomplishment of specific financial and operational objectives, and to motivate individual participants to achieve or contribute to these objectives. It also serves to assign an at-risk element to each of our NEO's total compensation based directly on the achievement of desired results.
     The Committee determined the 2015 targeted incentive percentages in March 2015 for each of our NEOs by reviewing the median target short-term incentive percentage of the comparable position of the Peer Group. Based on these results, the Committee determined that the current targeted short-term incentive percentages for the executive positions remained competitive; therefore, the 2015 targeted incentive percentages of their eligible base salaries remained unchanged at 60% for Messrs. Chandor, O'Neil, and McAvoy, and 50% for Mr. Highland.
     With respect to our weighted performance achievement percentage mentioned above, our performance was measured and weighted based on the following three financial metrics in 2015, as approved by the Committee: (1) Revenues, 30%; (2) Ending Subscribers, 30%; and (3) net income before interest, income taxes, depreciation, and amortization; accretion of asset retirement obligations; separation-related costs; asset impairment charges; and equity-based compensation charges, which we refer to as Adjusted EBITDA, 40%. The Committee selected these metrics after considering the focus on these metrics by the investment community in evaluating the Company and the appropriateness and importance of growth in each of these metrics, as described below.
     Adjusted EBITDA is a key metric used by investors to determine if we are generating sufficient cash flows to continue to generate stockholder value, provide liquidity for future growth, and fund any dividends, and the weighting of this metric reflected our continued focus on improving this key metric. We believe Adjusted EBITDA is a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Adjusted EBITDA is a non-GAAP measure commonly used in the communications industry, and by financial analysts and others who follow the industry, to measure operating performance. Adjusted EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with Generally Accepted Accounting Principles in the United States) or as a measure of liquidity. We annually reassess the use and weighting of these and other factors.
     For the 2015 TIP, the Committee established primary and secondary weighting factors to measure the Company's performance. Our 2015 plan focused primarily on consolidated results, with secondary weighting factors for achievement of individual performance objectives for our NEOs depending on their job function.
     The Committee established the target for 100% payout under the 2015 TIP at a level consistent with the 2015 budget. The Committee also set the minimum TIP achievement level to reflect the minimum performance that would result in any TIP payout and the maximum TIP achievement level that would result in a TIP payout at 200% of the targeted achievement level, which was believed to be realizable only upon exceptional over-achievement of our business objectives.
     On August 10, 2015, the Company announced that it had entered into the Merger Agreement with Shentel. Given the potential impact of such announcement on the Company’s business, it was determined, as permitted by the TIP, to terminate the performance period as of July 31, 2015, the last full month ending immediately prior to the announcement of the Merger (the “Merger Announcement Measurement Date”). The performance targets used, as contemplated by the TIP for a shortened performance period, were the original month-end budgeted targets through the Merger Announcement Measurement Date. Approximately 58.3% (7/12ths) of the total TIP pool was allocated to payout for certified achievement through the Merger Announcement Measurement Date.
     The following table details the minimum, target, and maximum levels that had to be achieved as of the Merger Announcement Measurement Date in order for a 0%, 100%, or 200% payout, respectively, under the 2015 TIP.

	Minimum	Target	Maximum
($ in thousands)	(0% Achievement)	(100% Achievement)	(200% Achievement)
Revenue	$193,390	$213,390	$233,390
Adjusted EBITDA	$58,412	$64,162	$74,162
Ending Subscribers	276,998	296,998	316,998

     For the period ending on the Merger Announcement Measurement Date, Revenue and Adjusted EBITDA were $218.0 million and $62.3 million, respectively, and the number of Ending Subscribers was 299,911. This performance resulted in a weighted average performance achievement of 105.6% of these performance goals for the seven-month period ending on the Merger Announcement Measurement Date.
     The Committee further determined to pay bonuses to our executives, including our named executive officers, equal to the remaining approximately 41.7% of the 2015 TIP pool, based on factors that the Committee deemed to be especially relevant to our business in light of the Merger announcement for the period after the Merger Announcement Measurement Date through the end of 2015. These factors included maintaining subscriber growth, continued expansion of our 4G LTE network, continued implementation of cost containment initiatives, managing the shut down of our business in the Eastern Markets, and documenting and managing the Merger process.
     The blended payout percentage of the certified TIP achievement through Merger Announcement Measurement Date and the other bonuses paid to our executives was 103.3% of the 2015 TIP pool. The individual payouts for each of the NEO’s was as follows:

Named Executive Officer	2015 TIP & Bonus Payout
Stebbins B. Chandor Jr.	$213,418
Brian J. O'Neil	182,325
Robert L. McAvoy Jr.	182,221
S. Craig Highland	108,248

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
     The Employee Equity Incentive Plans allow the Committee to award stock options, restricted stock grants, stock appreciation rights, and performance unit awards that are tied to corporate performance because the Committee believes such awards provide an effective means of aligning the interests of management with our stockholders. In 2015, the Committee elected to grant stock options and time-vested restricted stock to our NEOs as the means for providing each of the NEO's long term incentive compensation.
With the exception of certain significant promotions and new hires, we have routinely made these types of awards at a meeting of the Committee held in the first fiscal quarter of each year.

In connection with, and as an inducement to, entering into the 2015 Professional Services Agreement with Mr. Dir, Mr. Dir was awarded 50,000 shares of restricted stock that vested on December 31, 2015. In addition, on March 5, 2015, Mr. Dir was awarded 100,000 options to purchase our Common Stock at a price of $6.00 per share.

In order to determine 2015 LTI targets for our other NEOs, the Committee reviewed each NEO's historic targets, the terms of each NEO's employment, as well as the 2015 Study and updated data from Equilar relative to the Peer Group. After analyzing these benchmarks and factors, the Committee determined that, consistent with past practice, using the ratio of total dollar value of long-term incentive equity awards to base salary that is set forth below would be the most appropriate for determining LTI target value for 2015.

With respect to the qualitative factors discussed above, the Committee took into account the individual responsibilities of each NEO and each NEO's relative experience level. The 2015 LTI target values determined by the Committee for our NEOs (other than Mr. Dir) were the following: $453,071 for Mr. Chandor; $386,250 for Mr. O'Neil; $350,000 for Mr. McAvoy; and
$199,600 for Mr. Highland. The Committee determined that the value of the 2015 equity awards should be divided among restricted stock and stock options. In order to determine the level for each of restricted shares and options granted in March 2015, the Committee divided 80% of the 2015 LTI target value by the average closing stock price of our common stock for the month of February 2015, or $4.79 per share. Accordingly, on March 5, 2015, the Committee approved restricted stock awards for our NEOs, each in the following amounts: 75,670 for Mr. Chandor; 64,509 for Mr. O'Neil; 58,455 for Mr. McAvoy; and 33,336 for Mr. Highland. In order to determine the level of stock options granted on March 5, 2015, the Committee divided 20% of the LTI target value by the Black-Scholes option value, or approximately $1.72. Accordingly, the Committee approved the following stock option awards for the NEOs on March 5, 2015: 52,683 for Mr. Chandor; 44,913 for Mr. O'Neil; 40,698 for Mr. McAvoy; and 23,209 for Mr. Highland. The Committee did not adjust the number of annual LTI equity awards upward or downward based on the closing price of NTELOS common stock on the date of grant; therefore, the dollar value of the LTI grants on the date of grant varied based on changes in the price of NTELOS common stock. The grant date fair value of the annual LTI awards for the NEOs on the March 5, 2015 grant date was: $543,342 for Mr. Chandor; $463,203 for Mr. O'Neil; $419,732 for Mr. McAvoy; and $239,366 for Mr. Highland.

In prior years, the Committee granted performance share units (“PSUs”) to its NEOs. Each outstanding PSU represents the contingent right to receive one share (or more based on maximum achievement) of the Company's common stock if vesting is satisfied. The PSUs have no voting rights. Dividends, if any, that would have been paid on the underlying shares will be paid on vested PSUs on or after the vesting date. These outstanding PSUs become payable upon the Company's achievement of certain performance goals during certain performance periods.

Each outstanding PSU has a three-year performance period, beginning on January 1 of the year in which such PSU was granted and ending on December 31 of the third year, relating to the cumulative total stockholder return for such period ("TSR Performance Goal"). Cumulative total stockholder return equals the percentage increase in the price of a share of common stock, assuming all dividends (paid in cash or other property) are reinvested at the then current market price, between January 1 of the year in which such PSU was granted and December 31 of the third year. The TSR Performance Goal applies to seventy-five percent (75%) of the target number of PSUs for each year. In addition to the TSR Performance Goal, three separate one-year performance periods, each beginning on January 1 and ending on December 31 of each of the calendar years covered by the subject PSU, respectively, to be measured for attainment of performance goals set by the Committee within the first ninety (90) days of each such year ("Annual Operating Goals"). The Annual Operating Goals apply to the remaining twenty-five percent (25%) of the target number of PSUs (one third of the target twenty-five percent (25%) for each calendar year).

Achievement of the TSR Performance Goal component is determined by the Committee following the end of the performance period related thereto. Achievement of the Annual Operating Goals component is determined by the Committee after the conclusion of each respective performance period. Any portion of PSUs that do not vest due to performance below the minimum required level for vesting are forfeited.

The Committee previously set the Annual Operating Goal for calendar year 2015 in respect of all outstanding PSUs as a profitable retail growth metric (defined as the growth in total subscriber revenue minus costs associated with adding new subscribers). On February 29, 2016, the Committee certified the achievement in respect of the Annual Operating Goal for 2015 at 9.9% for all outstanding PSUs and the achievement of the TSR Performance Goal in respect of PSUs granted in 2013 at 0%.

Pursuant to applicable SEC rules, the amounts reflected as stock and option awards in the Summary Compensation Table below include the aggregate grant date fair value of the respective awards granted during the year.
Professional Services Agreements
In order to facilitate an orderly transition following the former Chief Executive Officer’s resignation as President and Chief Executive Officer of the Company on July 27, 2014, the Company entered into the 2014 Professional Services Agreement with Mr. Dir, pursuant to which Mr. Dir was appointed to serve as President and Chief Operating Officer of the Company. The 2014 Professional Services Agreement provided for the following compensation: (i) payment for services at an annualized rate of $400,000; (ii) a bonus target of $150,000 payable after January 31, 2015; (iii) a grant of 12,000 shares of the Company's restricted stock vesting on January 31, 2015; and (iv) a housing and travel allowance. The 2014 Professional Services Agreement also provided for the reimbursement of business expenses and had a term that expired on January 31, 2015.
Effective as of February 1, 2015, the Company and Mr. Dir entered into the 2015 Professional Services Agreement, pursuant to which Mr. Dir was appointed to serve as the Chief Executive Officer of the Company. The Committee and the Board reviewed relevant market data and, following negotiation with Mr. Dir, determined that the following financial terms of the 2015 Professional Services Agreement were appropriate: (i) payment for services at an annualized rate of $425,000; (ii) a bonus target of $300,000, to be awarded at the discretion of the Board after December 31, 2015; (iii) a grant of 50,000 shares of restricted stock, vesting on the earlier of (a) termination of services under the 2015 Professional Services Agreement (other than termination by Mr. Dir without cause or by the Company with cause) or (b) December 31, 2015; and (iv) a housing and travel allowance. The 2015 Professional Services Agreement also provided for a severance payment of $100,000 payable in accordance with the terms thereof, as well as reimbursement of business expenses. On February 29, 2016, the Committee determined that the bonus payable to Mr. Dir was $350,000.

Effective as of January 1, 2016, the Company and Mr. Dir entered into a separate professional services agreement (the "2016 Professional Services Agreement"), pursuant to which Mr. Dir was reappointed to serve as the Chief Executive Officer of the Company. The Committee and the Board reviewed relevant market data and, following negotiation with Mr. Dir, determined that the following financial terms of the 2016 Professional Services Agreement were appropriate: (i) payment for services at an annualized rate of $446,250; (ii) a bonus target of $325,000, which will be awarded at the discretion of the Board at the earlier of the termination of the 2016 Professional Services Agreement following consummation of the Merger and December 31, 2016; (iii) a grant of phantom stock valued at $531,250, and (iv) a housing and travel allowance. The 2016 Professional Services Agreement also provides for a severance payment of $100,000 payable in accordance with the terms thereof, as well as reimbursement of business expenses.

Because Mr. Dir is not an employee of the Company, he does not participate in the Company's 401(k) or health and welfare benefit plans.
Employment Agreements
     We entered into employment agreements with each of our NEOs, except Mr. Dir who entered into the Professional Services Agreements and the 2016 Professional Services Agreement described above. The employment agreements for Messrs. Chandor and O'Neil had initial expiration dates of December 31, 2013 and the employment agreement for Messrs. McAvoy and Highland had an initial expiration dates of December 31, 2012. In each case, the employment agreements with our NEOs automatically renew for successive one-year periods pursuant to the terms thereof, unless notice of termination is provided in accordance with the terms thereof. However, if the employment agreement term has less than 24 months remaining upon the occurrence of a "change in control," as such term is defined in the employment agreement, the employment term is automatically extended so that the employment term shall not expire until 24 months following the "change in control." Mr. McAvoy's agreement does not contain an extension in the event of a change of control.
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
     Each employment agreement provides that if the NEO is terminated by us for any reason other than for "cause" or the NEO terminates his employment for "good reason" (as such terms are defined in the employment agreement), the NEO will receive an amount equal to a percentage of his base salary (50%, except 75% for Mr. McAvoy) payable in at-least monthly installments for a period of 24 months (12 months for Mr. McAvoy). Additionally, the NEO will remain vested in all vested restricted stock and stock options and shall be entitled to receive a ratable portion of the current year's target incentive payment under our TIP plus an amount equal to roughly two times the current year's target incentive payment (one times the current year's target incentive payment for Mr. McAvoy). Each employment agreement also provides that during the 24 months following termination other than for “cause” or the NEO terminates his employment for “good reason” (12 months for Mr. McAvoy), the Company will provide to the executive and his dependents continued participation in all employee welfare benefit plans at no cost to the executive or his dependents and otherwise on the same terms as active employees. If the Company is not permitted to provide participation in any such plans, the Company will reimburse the executive on a net after-tax basis, for the cost of individual coverage for executive and his dependents under a policy or policies that provide benefits (other than disability coverage) not less favorable than the benefits provided under such employee welfare benefit plans.
     The employment agreements of Messrs. Chandor and O’Neil also provide that, in the event of termination other than for “cause” or by executive for “good reason” (as such terms are defined in the employment agreements), the executive and his dependents shall be irrevocably entitled to medical benefits not less favorable than the medical benefits provided for under the Company’s Postretirement Medical and Life Insurance Benefits Plan (the “OPEB”), as in effect on initial date of such executive’s employment or upon his termination, whichever is more favorable to the executive, without regard to whether executive or his dependents are eligible to participate in the OPEB. If the Company is unable to provide such medical benefits under the OPEB, or otherwise chooses to do so, it may pay for or procure such coverage under a policy or policies that provide such medical benefits and terms not less favorable that the medical benefits provided under the OPEB as in effect on the initial date of executive’s employment or upon his termination, whichever is more favorable to executive. The Company is responsible to pay 100% of the cost of coverage.
     The employment agreements restrict the NEOs from competing, directly or indirectly, with us or soliciting certain of our employees and officers or our affiliates during the term of the employment and for a period of 24 months thereafter (12 months for Mr. McAvoy). In the event that the NEO is terminated by us for any reason other than for "cause" or has resigned for "good reason," then during the non-competition and non-solicitation period and in consideration of his undertakings during such period, the NEO will receive an additional amount equal to a percentage of his base salary (50%, except 25% for Mr. McAvoy) payable at-least monthly for a period of 24 months (12 months for Mr. McAvoy).
     Change of Control Payments
     The 2016 Professional Services Agreement with Mr. Dir and the employment agreements with our NEOs provide them with change of control protection as described under Change of Control and Severance Arrangements below. We believe that by providing our NEOs with this change of control protection, we allow our senior management to focus on maximizing stockholder value and mitigate the necessity for management's attention to be diverted toward finding new employment in the event a change of control occurs. We also believe our arrangement facilitates the recruitment of talented executives through the provision of guaranteed protection in the event we are acquired shortly after accepting an employment offer.
     Severance Arrangements with our NEOs
     The 2016 Professional Services Agreement with Mr. Dir and each other NEO's employment agreement provides for severance arrangements upon the occurrence of certain events, as described under Change of Control and Severance Arrangements below. We believe that companies should provide reasonable severance benefits to employees. With respect to our NEOs, these severance benefits should reflect the fact that it may be difficult for executives to find comparable employment within a short period of time. Such arrangements also should economically separate us from the former executive as soon as practicable.
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
     Perquisites and Other Benefits
     We annually review any perquisites that our NEOs are eligible to receive. The Committee reviewed a list of perquisites and their prevalence in the market and determined that no material changes to the perquisites and benefits provided by us to the NEOs would be necessary for 2015. We provide each of our NEOs with a vehicle allowance, which we believe is consistent with the practice of our competitors. We annually review our perquisite offerings to the NEOs and make changes, if necessary, primarily based on prevalence within our Peer Group.

In addition to the cash and equity compensation discussed above, we provide our NEOs (other than Mr. Dir who does not receive the following benefit package pursuant to the terms of the Professional Services Agreements and the 2016 Professional Services Agreement) with the same benefit package available to all of our salaried employees. The package includes:
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Form 10-K with management and, based on such review and discussion, the Compensation Committee recommends that it be included in this Annual Report on Form 10-K.

Compensation Committee

Michael Huber (Chairperson)
Michael Gottdenker
Ruth Sommers

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

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)
Rodney D. Dir(8)	2015	$422,917	$500,000	$230,000	$227,000	$—	$—	$42,656	$1,422,573
Chief Executive Officer	2014	171,972	—	151,680	—	—	—	33,122	356,774

Stebbins B. Chandor Jr.	2015	363,951	86,152	423,752	119,590	127,266	—	47,962	1,168,673
EVP, Chief Financial Officer, Treasurer and Assistant Secretary	2014	363,951	—	260,066	50,742	99,820	—	26,995	801,574
	2013	361,252	—	350,994	78,139	193,299	—	46,164	1,029,848

Brian J. O'Neil	2015	310,188	73,601	361,250	101,953	108,724	—	39,409	995,125
Executive Vice President, General Counsel and Secretary	2014	310,188	—	221,722	43,299	85,098	—	20,943	681,250
	2013	307,973	—	299,222	66,614	164,790	—	85,040	923,639

Robert L. McAvoy Jr.	2015	281,077	73,559	327,348	92,384	108,662	—	20,573	903,603
Executive Vice President and Chief Technology Officer	2014	281,077		200,900	39,199	82,141	134,813	19,452	757,582
	2013	261,573	—	297,144	42,192	138,549	—	9,164	748,623

S. Craig Highland	2015	199,664	43,697	186,682	52,684	64,551	—	22,314	569,592
Senior Vice President, Finance and Corporate Development	2014	197,406		112,873	22,025	48,074	145,986	20,491	546,855
	2013	195,769		152,338	33,915	87,294	—	21,707	491,023
____________________

(1)
Mr. Dir was compensated pursuant to the terms of the Professional Services Agreements. Each of the other NEOs has an employment agreement with us that sets forth his respective minimum base salary, which is subject to annual adjustments as determined by the Committee. The Committee's established practice is to review compensation for each NEO and all other employees during the first quarter of each year, with any adjustments to be effective in April of each year, which allows for consideration of audited financial results and approved short-term and long-term incentive grants.

During 2015, each of the NEOs, other than Mr. Dir, participated in the NTELOS Inc. Savings and Security Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to tax-defer up to 20% of their salary through contributions to their 401(k) Plan up to the IRS maximum of $18,000 for 2015. In addition, employees age 50 or older as of the last day of the calendar year are eligible to contribute up to 100% of their salary for the catch-up contribution, up to the IRS maximum of $6,000 for 2015. The tax-deferred 401(k) contributions for our NEOs were as follows for 2015: $18,000 each for Messrs. McAvoy and Highland; $24,000 each for Messrs. Chandor and O'Neil.

(2)
Mr. Dir received a $150,000 bonus in March 2015 pursuant to the terms of the 2014 Professional Services Agreement, which bonus was earned following the end of the term of the 2014 Professional Services Agreement on January 31, 2015 and was paid in respect of the entire six-month period covered by the 2014 Professional Services Agreement. Mr. Dir received an additional $350,000 in March 2016 pursuant to the terms of the 2015 Professional Services Agreement, which bonus was earned following the end of the term of the 2015 Professional Services Agreement on December 31, 2015.
The NEOs, other than Mr. Dir, received a bonus in lieu of receiving a TIP payout for the period following the Merger Announcement Measurement Date equal to approximately 41.7% of the TIP pool. For further information on our bonus payout, see "Annual Short-Term Incentive Compensation" in the Compensation Discussion and Analysis.

(3)
The values for each year represent the aggregate grant date fair value of stock awards granted during each respective year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Share-Based Payment ("ASC 718"). For a discussion of the assumptions used in determining the compensation cost associated with these stock awards, see Note 13 of the Notes to Consolidated Financial Statements.

(4)
The values for each year presented were computed in accordance with ASC 718 and represent the aggregate grant date fair value related to stock options that were granted to the NEOs during each respective year. For a discussion of the assumptions used in determining the compensation cost associated with option awards, see Note 13 of the Notes to Consolidated Financial Statements.

(5)
The values for 2015 represent the cash incentive paid to each NEO in connection with our annual short-term incentive plan, based on achievement of specified company-wide performance goals and achievement of individual performance objectives through the Merger Announcement Measurement Date. We attained a weighted average performance achievement of 105.6% of company-wide performance goals for the portion of 2015 through the Merger Announcement Measurement Date. For further information on our annual short-term incentive plan, see "Annual Short-Term Incentive Compensation" in the Compensation Discussion and Analysis.

(6)
The aggregate change in the actuarial present value of Messrs. McAvoy's and Highland's accumulated benefit under all defined benefit and actuarial pension plans during 2015 was ($20,674) and ($22,951) respectively. All values listed consist entirely of the change in the value of accumulated pension benefits for the qualified and non-qualified pension plans. For the participating NEOs, the values are based on the earliest date at which there is no early retirement reduction.

(7)	Included in "All Other Compensation" for 2015 are the following elements that exceed $10,000 and perquisites required to be reported:
Perquisites totaling more than $10,000 in the aggregate for Messrs. Chandor, O'Neil and Highland inclusive of the following:

◦
automobile allowance offered as a competitive perquisite, which includes a monthly vehicle allowance, gas reimbursement up to 15,000 miles and personal property tax reimbursement ($12,905 for Mr. Chandor, $9,612 for Mr. O'Neil, and $9,756 for Mr. Highland.);

◦	travel allowances in the amount of $20,696 for Mr. Chandor and $16,511 for Mr. O'Neil; and

◦	premium payments on life insurance policies in accordance with each NEO's employment agreement.
Also included in "All Other Compensation" for 2015 are payments to Mr. Dir pursuant to the terms of the 2015 Professional Services Agreement in respect of housing and travel allowance and other reimbursed expenses.

(8)
Mr. Dir and the Company entered into the Professional Services Agreements, pursuant to which Mr. Dir served as our President and Chief Operating Officer through January 31, 2015, and then as Chief Executive Officer through December 31, 2015.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Named Executive	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Officer	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Share)	($)
Rodney D. Dir	2/5/2015	—	—	—	—	—	—	50,000	—	—	230,000	(2)
	3/5/2015								100,000	6.00	227,000	(2)

Stebbins B. Chandor Jr.	3/5/2015	—	—	—	—	—	—	75,670	—	—	423,752	(3)
	3/5/2015	—	—	—	—	—	—	—	52,683	6.00	119,590	(3)
	3/5/2015	63,430	126,860	507,440	—	—	—	—	—	—	—

Brian J. O'Neil	3/5/2015	—	—	—	—	—	—	64,509	—	—	361,250	(3)
	3/5/2015	—	—	—	—	—	—	—	44,913	6.00	101,953	(3)
	3/5/2015	54,075	108,150	432,600	—	—	—	—	—	—	—

Robert L. McAvoy Jr.	3/5/2015	—	—	—	—	—	—	58,455	—	—	327,348	(3)
	3/5/2015	—	—	—	—	—	—	—	40,698	6.00	92,384	(3)
	3/5/2015	49,000	98,000	392,000	—	—	—	—	—	—	—

S. Craig Highland	3/5/2015	—	—	—	—	—	—	33,336	—	—	186,682	(3)
	3/5/2015	—	—	—	—	—	—	—	23,209	6.00	52,684	(3)
	3/5/2015	29,109	58,217	232,868	—	—	—	—	—	—	—

____________________

(1)
As a result of announcement on August 10, 2015 of the proposed Merger with Shentel, the TIP achievement period was shortened and achievement was determined through July 31, 2015. The Threshold, Target and Maximum amounts shown are based on such shortened performance period. Our weighted average performance achievement percentage for company-wide performance goals in connection with the 2015 TIP under our 2010 Equity and Cash Incentive Plan (the "Equity Plan") was 105.6% for the seven-month period ending July 31, 2015. The Company made the following cash ratable payouts to our NEOs in respect of such achievement: $127,266 for Mr. Chandor; $108,724 for Mr. O'Neil; $108,662 for Mr. McAvoy; and $64,551 for Mr. Highland. The Company paid the 2015 TIP payments in respect of the subject seven-month period to the NEOs on March 2, 2016. For further information on the Company performance achievement percentages for the 2015 TIP, see "Annual Short-Term Incentive Compensation" in the Compensation Discussion and Analysis.

(2)
The closing price on the date of the grant of the restricted stock award, which also represents the fair value of a share of restricted stock, was $4.60 per share and the Black-Scholes grant date fair value of the option awards was approximately $2.27 per option.

(3)
The closing stock price on the date of the grant, which also represents the fair value of a share of restricted stock, was $5.60 per share and the Black-Scholes grant date fair value of the option awards was approximately $2.27 per option.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Named Executive Officer	Exercisable		Unexercisable		(#)	($)	Date	(#)		($)	(#)		($)
Rodney D. Dir	1,116					21.15	11/11/2021
	6,200					20.93	1/3/2022
	8,600					11.83	1/2/2023
	5,434					19.67	1/2/2024
			100,000	(1)		6.00	3/5/2025

Stebbins B. Chandor Jr.	84,454				—	22.52	9/9/2021	—		—	—		—
	55,784	(2)	18,595	(2)	—	23.25	2/27/2022	—		—	—		—
	54,719	(3)	54,719	(3)	—	12.47	3/6/2023	—		—	—		—
	14,366	(4)	43,100	(4)	—	12.93	3/14/2024				—		—
			52,683	(1)		6.00	3/5/2025
								13,898	(6)	127,028
	—		—		—	—	—	11,596	(7)	105,987	—		—
	—		—		—	—	—	75,670	(8)	691,624	—		—
	—		—		—	—	—	359	(9)	3,281	10,630	(10)	97,158

Brian J. O'Neil	58,381				—	23.07	9/2/2021	—		—	—		—
	35,610	(2)	11,871	(2)	—	23.25	2/27/2022	—		—	—		—
	15,749	(5)	5,250	(5)	—	20.91	7/30/2022	—		—	—		—
	46,648	(3)	46,649	(3)	—	12.47	3/6/2023	—		—	—		—
	12,247	(4)	36,744	(4)	—	12.93	3/14/2024				—		—
			44,913	(1)		6.00	3/5/2025
	—		—		—	—	—	11,848	(6)	108,291	—		—
	—		—		—	—	—	9,886	(7)	90,358	—		—
	—		—		—	—	—	64,509	(8)	589,612
								307	(9)	2,806	9,062	(10)	82,827

Robert L. McAvoy Jr.	7,290				—	22.40	3/5/2017	—		—	—		—
	7,290				—	26.32	3/3/2018	—		—	—		—
	7,289				—	22.25	3/2/2019	—		—	—		—
	13,927				—	21.53	3/1/2020	—		—	—		—
	11,666					23.98	2/28/2021				—		—
	29,976	(2)	9,992	(2)	—	23.25	2/27/2022				—		—
	29,546	(3)	29,547	(3)	—	12.47	3/6/2023				—		—
	11,098	(4)	33,295	(4)		12.93	3/14/2024
			40,698	(1)		6.00	3/5/2025
								7,504	(6)	68,587
								6,595	(11)	60,278
								8,958	(7)	81,876
								58,455	(8)	534,279

								278	(9)	2,541	8,212	(10)	75,058

S. Craig Highland	4,050		—		—	22.40	3/5/2017	—		—	—		—
	4,050		—		—	26.32	3/3/2018	—		—	—		—
	4,050		—		—	22.25	3/2/2019	—		—	—		—
	5,505				—	21.53	3/1/2020	—		—	—		—
	4,441				—	23.98	2/28/2021	—		—	—		—
	8,764				—	21.15	11/11/2021	—		—	—		—
	16,887	(2)	5,629	(5)	—	23.25	2/27/2022	—		—	—		—
	23,750	(3)	23,750	(6)	—	12.47	3/6/2023				—		—
	6,235	(4)	18,708	(7)	—	12.93	3/14/2024				—		—
			23,209	(1)		6.00	3/5/2025
	—		—		—	—	—	6,032	(6)	55,132	—		—
	—		—		—	—	—	5,033	(7)	46,002	—		—
	—		—		—	—	—	33,336	(8)	304,691	—		—
								156	(9)	1,426	4,614	(10)	42,172
____________________

(1)	The stock options granted on March 5, 2015 vest as follows: 25% on each of March 4, 2016; March 3, 2017; March 5, 2018; and March 5, 2019

(2)	The stock options granted on February 29, 2012 vest as follows: 25% on each of February 28, 2013 and 2014, February 27, 2015 and February 29, 2016.

(3)	The stock options granted on March 6, 2013 vest as follows: 25% on each of March 6, 2014 and 2015, March 7, 2016 and March 6, 2017.

(4)	The stock options granted on March 14, 2014 vest as follows: 25% on each of March 16, 2015; March 14, 2016; March 14, 2017; and March 14, 2018.

(5)	The stock options granted on July 30, 2012 vest as follows: 25% on each of July 30, 2013, 2014, 2015 and 2016.

(6)	The restricted stock granted on March 6, 2013 as annual long-term incentive awards vest on March 7, 2016.

(7)	The restricted stock granted on March 14, 2014 as annual long-term incentive awards vest on March 14, 2017.

(8)	The restricted stock granted on March 5, 2015 as annual long-term incentive awards vest on March 5, 2018.

(9)
Each earned Performance Stock Unit ("PSU") is settled by delivery of one share of common stock, including accrued reinvested dividends, through the final vesting date. Subject to the terms of the PSU Awards, each PSU will vest upon certification of achievement following completion of Issuer's fiscal year ending December 31, 2016.

(10)
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

(11)	The restricted stock granted on July 1, 2013 vests on July 1, 2016.
Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Named Executive Officer	(#)	($)	(#)(1)	($)(2)
Rodney D. Dir	—	—	64,019	516,160
Stebbins B. Chandor Jr.	—	—	12,315	67,606
Brian J. O'Neil	—	—	10,723	61,195
Robert L. McAvoy Jr.	—	—	6,623	36,377
S. Craig Highland	—	—	3,978	22,758

____________________

(1)	Represents vested stock for which restrictions lapsed.

(2)	Value based on the closing price of NTELOS common stock on the day before restrictions lapsed. Vested shares are subject to retention under the Company's stock ownership guidelines.

Pension Benefits

	Number of Years Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Named Executive Officer	(#)	($)	($)
Rodney D. Dir	N/A	N/A	N/A
Stebbins B. Chandor Jr.	N/A	N/A	N/A
Brian J. O’Neil	N/A	N/A	N/A
Robert L. McAvoy Jr.	13	482,048	—
S. Craig Highland	15	541,888	—

(1)	For a discussion of the assumptions used in quantifying the present value of the current accrued benefit under the Pension Plan, see Note 15 of Notes to Consolidated Financial Statements.
An NEO participating in the Pension Plan may elect early retirement any time after age 55 and the completion of five years of service. As of December 31, 2015, no NEO was eligible for such early retirement. If an NEO retires on or after an early retirement date, but prior to the normal retirement date (age 65 and the completion of five years of service), such NEO will be entitled to receive a monthly benefit commencing on the normal retirement date. If the NEO elects to have the monthly benefit commence prior to his normal retirement date, the monthly benefit will be reduced to reflect the earlier distribution of the benefit. The following schedule outlines the percent of benefit an NEO would receive if the NEO elects to have the monthly benefit commence prior to the normal retirement date:

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
     As noted in the above table, if an NEO has completed at least 25 years of benefit service and is at least 62 years of age, there will be no reduction for early retirement. Also noted in the above table, if the sum of the NEO's age and years of benefit service equal 85 or more ("Rule of 85"), there will be no reduction in the benefit up to the average (without indexing) of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the Participant attains (or will attain) Social Security retirement age ("Covered Compensation"). The present value of accumulated benefits in the Pension Benefits Table above has been computed assuming that Messrs. McAvoy and Highland will retire and the benefits will commence when they meet the Rule of 85 on January 1, 2026 and 2025, respectively.
Change in Control and Severance Arrangements
Change in Control and Severance Arrangements for Mr. Dir

In the event the 2015 Professional Services Agreement had been terminated on December 31, 2015 (other than by the Company for cause or by Mr. Dir without cause), Mr. Dir would have been entitled to: (1) eligibility for a bonus payment of $300,000 to be paid in a lump sum, and (2) a severance payment of $100,000 payable in equal installments over the six months following the termination of the agreement (unless termination is on or after a "Change of Control," as defined below for the other NEOs, in which case the $100,000 will be paid in a lump sum). In addition, 100,000 options to purchase shares of common stock at an exercise price of $6.00 per share would immediately vest and become exercisable. The intrinsic value of such accelerated vesting of options would have totaled $314,000 on December 31, 2015. The total value of such payments (including accelerated vesting) would have been $714,000.
The 2016 Professional Services Agreement may be terminated by the Board of Directors of the Company or Mr. Dir at any time upon thirty days' prior notice. Pursuant to the agreement, Mr. Dir will be entitled to the following payments and benefits in the event the 2016 Professional Services Agreement is terminated prior to December 31, 2016 (other than termination by the Company for cause or by Mr. Dir without cause): (1) eligibility for a bonus payment of $325,000 and (2) a severance payment of $100,000 payable in equal installments over the six months following the termination of the agreement (unless termination is on or after a "Change of Control," as defined below for the other NEOs, in which case the $100,000 will be paid in a lump sum).

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

•
except for the employment agreements of Messrs. Chandor and O'Neil (for which the following does not apply), a sale, transfer, conveyance or other disposition (whether by asset sale, stock sale, merger, combination, spin-off or otherwise) (a "Sale") of a "Material Line of Business" (as defined in each of the respective employment agreements, other than the employment agreements of Messrs. Chandor and O'Neil) (other than any such Sale to the Quadrangle Entities or their affiliates, related funds and co-investors), except that with respect to this provision, there shall only be a "change in control" with respect to an NEO who is employed at such time in such Material Line of Business (whether full or part-

time), and the NEO does not receive an offer for "comparable employment" with the purchaser and the NEO's employment is terminated by us or any of our affiliates no later than six months after the consummation of the Sale of the Material Line of Business. For these purposes, "comparable employment" means that (1) the NEO's base salary and target incentive payments are not reduced in the aggregate; (2) the NEO's job duties and responsibilities are not diminished (but a reduction in our size as the result of a Sale of a Material Line of Business, or the fact that the purchaser is smaller than us, shall not alone constitute a diminution in the NEO's job duties and responsibilities); (3) the NEO is not required to relocate to a facility more than 50 miles from the NEO's principal place of employment at the time of the Sale; and (4) the NEO is provided benefits that are comparable in the aggregate to those provided to the NEO immediately prior to the Sale; or

•
during any period of 12 consecutive months commencing on February 13, 2006, the individuals who constituted our Board of Directors as of February 13, 2006 , and any new director who either (1) was elected by our Board or nominated for election by our stockholders and whose election or nomination was approved by a vote of more than 50% of the directors then still in office who either were directors as of February 13, 2006, or whose election or nomination for election was previously so approved or (2) was appointed to the board pursuant to the designation of Quadrangle Entities, cease for any reason to constitute a majority of the board.

In the event of the occurrence of both (1) a change in control and (2) a termination of the NEO (other than Mr. Dir) by the Company without cause or by the NEO for good reason in accordance with his employment agreement, and assuming all of these events took place on December 31, 2015, each of such NEOs would have been entitled to the following estimated payments and accelerated vesting:

Name	Cash(1)	Equity(2)	Pension(3)	Perquisites/ Benefits(4)	Total(5)
Stebbins B. Chandor Jr.	$1,372,986	$1,093,345	$—	$474,055	$2,940,385
Brian J. O’Neil	1,170,874	932,094	—	517,778	2,620,745
Robert L. McAvoy Jr.	630,107	875,352	461,374	33,418	2,000,251
S. Craig Highland	698,065	480,127	518,937	30,778	1,727,907
____________________

(1)The amounts shown in the cash column are based on assumptions of the compensation and benefit levels in effect on December 31, 2015. Cash severance for each named executive officer comprises of the following amounts: (a) severance payments; (b) non-compete payments; (c) present value of the team incentive payment (referred to as the bonus) for the severance period; and (d) earned and unpaid TIP/bonus payment as of December 31, 2015. The foregoing amounts are further delineated below:

Name	Severance Payments	Non-Compete Payments	Severance Bonus	Earned and Unpaid 2015 TIP/Bonus
Stebbins B. Chandor Jr.	$362,457	$362,457	$434,654	$213,418
Brian J. O’Neil	309,000	309,000	370,549	182,325
Robert L. McAvoy Jr.	210,000	70,000	167,886	182,221
S. Craig Highland	196,650	196,650	196,517	108,248

(2)The equity column calculation includes accelerated vesting of unvested stock options, restricted stock awards and performance share unit awards as of December 31, 2015 as follows:

Name	Unvested Stock Options	Restricted Stock	Performance Share Unit Awards
Stebbins B. Chandor Jr.	$165,425	$924,639	$3,281
Brian J. O’Neil	141,027	788,261	2,806
Robert L. McAvoy Jr.	127,792	745,020	2,541
S. Craig Highland	72,876	405,825	1,426

(3)
Represents the present value of accrued pension benefits under the Pension Plan, which was frozen on December 31, 2012. Such amounts are payable over time in the form of an annuity. The values shown are based on the earliest date at which there is no early retirement reduction. Of the named executive officers, only Messrs. McAvoy and Highland are participants in the Pension Plan.

(4)
Represents continued participation in NTELOS’s welfare benefit plans during the termination period and includes the present value of irrevocable post-retirement medical benefits for Messrs. Chandor and O’Neil, pursuant to the terms of their employment agreements.

(5)
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
Upon the occurrence of a change in control and such NEO remains employed by us, and assuming the change in control took place on December 31, 2015, each such NEO will continue to be entitled to receive the compensation provided for under the terms of such NEO's employment agreement in accordance with its terms.
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
If the NEO's employment is terminated for any reason, the NEO is entitled to receive (1) earned and unpaid base salary to the date of termination; (2) unreimbursed business and entertainment expenses; and (3) unreimbursed medical, dental and other employee benefit expenses to which he is entitled pursuant to the applicable employee benefit plans. If the NEO suffers a disability and his employment is terminated by the Company in connection therewith, the NEO also will be entitled to receive a pro rata portion of his incentive payments from the TIP for that year. If the NEO is terminated, other than for cause, or if he terminates his employment for good reason, the NEO is entitled to receive (1) a percentage of his base salary (50% for Messrs. Chandor, O'Neil, and Highland for 24 months, and 75% for Mr. McAvoy for 12 months); (2) a lump sum, determined on a net present value basis, equal to two times (one times for Messrs. McAvoy and Highland) the full incentive potential under the TIP for the year of the termination; (3) continued participation in the employee welfare benefit plans (other than disability and life insurance) for 24 months; and (4) in the case of Messrs. Chandor or O'Neil, irrevocable post-retirement medical benefits pursuant to the terms of their respective employment agreements. To the extent necessary to comply with Section 409A of the Internal Revenue Code, we will delay termination payments for a period of six months after termination or, if earlier, until the NEO's death, as necessary to avoid any excise tax. After such delay expires, all payments which would have otherwise been required to have been made during such delay period shall be paid to the NEO in one lump sum payment. Thereafter, the percentage of base salary payments will continue for the remainder of the termination period in such periodic installments as were being paid immediately prior to the termination date. If the NEO dies while still an employee, the NEO's surviving spouse or, if none, the NEO's estate is entitled to payment of any earned and unpaid incentive payments under the TIP for that year, and the death benefits under our employee benefit plans will be paid to the NEO's beneficiaries.
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
     The following table shows the estimated payments and benefits for each NEO under the various employment termination scenarios discussed above assuming the triggering event took place on December 31, 2015, and the price per share of our Common Stock was $9.14 per share, the closing market price as of December 31, 2015.

Named Executive Officer	Termination for Cause(1)(2)(6)	Voluntary Termination(1)(2)(6)	Retirement(1)(2)(6)	Death(3)(6)	Disability(4)(6)	Termination Without Cause or Termination by the NEO for Good Reason(5)(6)
Stebbins B. Chandor Jr.	$—	$—	$—	$2,278,763	$3,193,640	$2,940,385
Brian J. O'Neil	—	—	—	1,881,419	2,769,826	2,620,745
Robert L. McAvoy Jr.	461,374	461,374	461,374	1,904,792	3,479,301	2,000,251
S. Craig Highland	518,937	518,937	518,937	1,263,815	2,558,456	1,727,907

____________________

(1)
For each named executive officer, the amounts are equal to the voluntary termination scenario because no named executive officer is eligible for retirement (age 65 with the completion of five years of service) or early retirement (age 55 with the completion of five years of service) on December 31, 2015.

(2)
Includes the present value of accrued pension benefits, if applicable, which amounts shall be payable over time in the form of an annuity. The values shown are based on the earliest date at which there is no early retirement reduction. Of the named executive officers, only Messrs. McAvoy and Highland are participants in the Pension Plan.

(3)The amounts in this column include the following:

Name	Cash(a)	Equity (b)	Pension/ NQDC (c)	Total

Stebbins B. Chandor Jr.	$1,185,418	$1,093,345	$—	$2,278,763
Brian J. O’Neil	949,325	932,094	—	1,881,419
Robert L. McAvoy Jr.	885,221	875,352	144,219	1,904,792
S. Craig Highland	628,898	480,127	154,790	1,263,815

(a)
The amounts shown in the cash column are based on the following amounts: life insurance payment, which is a liability of the life insurance company, representing one time each named executive officer’s annual salary up to $300,000, for which NTELOS pays the premiums and which is a benefit provided to all full-time employees; executive supplemental life insurance payout in accordance with each of the named executive officer’s employment agreements, which is a liability of the life insurance company; and earned and unpaid (ratable) TIP/Bonus payment as of December 31, 2015. The above amounts do not include supplemental life insurance payment, if applicable, for which each named executive officer paid the full premium and which is a benefit provided to all full-time employees. Supplemental life insurance is a liability of the life insurance company. The foregoing amounts are further delineated below:

Name	Life Insurance Payments	Supplemental Executive Life Insurance	Earned and Unpaid 2015 TIP/Bonus
Stebbins B. Chandor Jr.	$300,000	$672,000	$213,418
Brian J. O’Neil	300,000	467,000	182,325
Robert L. McAvoy Jr.	280,000	423,000	182,221
S. Craig Highland	196,650	324,000	108,248

(b)The equity column calculation includes accelerated vesting of unvested stock options, restricted stock awards and performance share unit awards as of December 31, 2015 as follows:

Name	Unvested Stock Options	Restricted Stock	Performance Share Unit Awards
Stebbins B. Chandor Jr.	$165,425	$924,639	$3,281
Brian J. O’Neil	141,027	788,261	2,806
Robert L. McAvoy Jr.	127,792	745,020	2,541
S. Craig Highland	72,876	405,825	1,426

(c)
The amounts shown in this column represent accrued pension benefits payable to the surviving spouse of the NEO, if applicable, which amounts represent a one-half survivor annuity and assume payments commence on the date which the deceased named executive officer would have attained age 55. Of the named executive officers, only Messrs. McAvoy and Highland are participants in the Pension Plan.

(4)The amounts in this column include the following:

Name	Cash(a)	Equity (b)	Pension/ NQDC (c)	Total
Stebbins B. Chandor Jr.	$2,100,295	$1,093,345	$—	$3,193,640
Brian J. O’Neil	1,837,732	932,094	—	2,769,826
Robert L. McAvoy Jr.	2,142,575	875,352	461,374	3,479,301
S. Craig Highland	1,559,392	480,127	518,937	2,558,456

(a)The amounts shown in the cash column are based on the following amounts: earned and unpaid (ratable) TIP payment as of December 31, 2015; disability incentive payment equal to a ratable portion of the named executive officer’s target TIP of the year in which termination due to disability occurred; and present value of long-term disability coverage until age 65, which is a liability of NTELOS’s long-term disability provider. The net present value of the long-term disability coverage reported in the table reflects the maximum disability payments, and assumes no recovery or mortality. Such value would be reduced by the net present value of social security benefits beginning at age 55. The foregoing amounts are further delineated below:

Name	Disability Bonus	Disability Insurance Payments	Earned and Unpaid 2015 TIP/Bonus
Stebbins B. Chandor Jr.	$215,580	$1,671,298	$213,418
Brian J. O’Neil	183,785	1,471,622	182,325
Robert L. McAvoy Jr.	166,346	1,900,967	182,221
S. Craig Highland	97,146	1,353,998	108,248

(b)The equity column calculation includes accelerated vesting of unvested stock options, restricted stock awards and performance share unit awards as of December 31, 2015 as follows:

Name	Unvested Stock Options	Restricted Stock	Performance Share Unit Awards
Stebbins B. Chandor Jr.	$165,425	$924,639	$3,281
Brian J. O’Neil	141,027	788,261	2,806
Robert L. McAvoy Jr.	127,792	745,020	2,541
S. Craig Highland	72,876	405,825	1,426

(c)
Represents the present value of accrued pension benefits under the Pension Plan, which was frozen on December 31, 2012. Such amounts are payable over time in the form of an annuity. The values shown are based on the earliest date at which there is no early retirement reduction. Of the named executive officers, only Messrs. McAvoy and Highland are participants in the Pension Plan.

(5)The amounts in this column include the following:

Name	Cash(a)	Equity(b)	Pension(c)	Perquisites/ Benefits(d)	Total
Stebbins B. Chandor Jr.	$1,372,986	$1,093,345	$—	$474,055	$2,957,715
Brian J. O’Neil	1,170,874	932,094	—	517,778	2,635,516
Robert L. McAvoy Jr.	630,107	875,352	461,374	33,418	2,000,251
S. Craig Highland	698,065	480,127	518,937	30,778	1,727,907

(a)The amounts shown in the cash column are based on assumptions of the compensation and benefit levels to be in effect on December 31, 2015. Cash severance for each named executive officer comprises of the following amounts: (a) severance payments; (b) non-compete payments; (c) present value of the team incentive payment (referred to as the bonus) for the severance period; and (d) earned and unpaid TIP/bonus payment as of December 31, 2015. The foregoing amounts are further delineated below:

Name	Severance Payments	Non-Compete Payments	Severance Bonus	Earned and Unpaid 2015 TIP/Bonus
Stebbins B. Chandor Jr.	$362,457	$362,457	$434,654	$213,418
Brian J. O’Neil	309,000	309,000	370,549	182,325
Robert L. McAvoy Jr.	210,000	70,000	167,886	182,221
S. Craig Highland	196,650	196,650	196,517	108,248

(b)The equity column calculation includes accelerated vesting of unvested stock options, restricted stock awards and performance share unit awards as of December 31, 2015 as follows:

Name	Unvested Stock Options	Restricted Stock	Performance Share Unit Awards
Stebbins B. Chandor Jr.	$165,425	$924,639	$3,281
Brian J. O’Neil	141,027	788,261	2,806
Robert L. McAvoy Jr.	127,792	745,020	2,541
S. Craig Highland	72,876	405,825	1,426

(c)
Represents the present value of accrued pension benefits under the Pension Plan, which was frozen on December 31, 2012. Such amounts are payable over time in the form of an annuity. The values shown are based on the earliest date at which there is no early retirement reduction. Of the named executive officers, only Messrs. McAvoy and Highland are participants in the Pension Plan.

(d)
Represents continued participation in NTELOS’s welfare benefit plans during the termination period and includes the present value of irrevocable post-retirement medical benefits for Messrs. Chandor and O’Neil, pursuant to the terms of their employment agreements.

(6)
In addition to the payments included above, each named executive officer will be entitled to payment of his earned and unpaid base salary to the date of termination. The named executive officer will also be entitled to unreimbursed business and entertainment expenses in accordance with NTELOS’s policy, and unreimbursed medical, dental and other employee benefit expenses incurred in accordance with NTELOS’s employee benefit plans. Termination also will not divest the named executive officer of any previously vested benefit or right unless the terms of such vested benefit or right specifically require divestiture where the named executive officer’s employment is terminated for cause.

Director Compensation
     The following table presents information relating to total compensation of our directors for the fiscal year ended December 31, 2015.

	Fees Earned or Paid in Cash	Stock Awards(1)		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)		($)	($)	($)	($)	($)
David A. Chorney(2)	—	—		—	—	—	35,000	35,000
Stephen C. Duggan	87,500	75,001	(3)	—	—	—	—	162,501
Michael Gottdenker	59,587	80,377	(4)	—	—	—	—	139,964
Daniel J. Heneghan	78,750	75,001	(3)	—	—	—	—	153,751
Michael Huber(5)	—	—		—	—	—	—	—
Ruth Sommers	65,000	75,001	(3)	—	—	—	—	140,001
Ellen O'Connor Vos	78,334	75,001	(3)	—	—	—	—	153,335

(1)
For a discussion of the assumptions used in determining the aggregate grant date fair value associated with our equity awards, see Note 13 of the Notes to Consolidated Financial Statements. The aggregate number of shares of restricted stock outstanding at December 31, 2015 is as follows for each of the non-employee directors: 18,293 for Messrs. Duggan, Heneghan and Mses. Sommers and Vos; and 14,353 for Mr. Gottdenker. The aggregate number of option awards outstanding at December 31, 2015 is as follows for each of the following non-employee directors: 15,468 for Mr. Duggan; 57,080 for Mr. Heneghan; 21,350 for Ms. Vos; and no options awards are outstanding for Ms. Sommers and Mr. Gottdenker.

(2)
As a director designee of the Quadrangle Entities who is an employee of Quadrangle Group LLC, Mr. Chorney does not receive director compensation. Pursuant to a Consulting Agreement between Quadrangle Group LLC and the Company, the Company paid Quadrangle Group LLC for the services of Mr. Chorney relating to his assistance with the Company's wind down of operations in the Eastern Markets and with the refocus on its remaining markets. The agreement provided for a monthly payment of $17,500, plus expenses not to exceed $7,500 per month, and was in place from December 2014 through the end of February 2015.

(3)	The closing stock price on the date of the grant, January 2, 2015, which represents the fair value of a share of restricted stock, was $4.10 per share.

(4)
In connection with his appointment to the Board, and in accordance with existing practice for stock grants not made on a fixed schedule, Mr. Gottdenker was awarded a grant of 14,353 shares of restricted stock, representing a ratable portion of a full year director award, computed as follows: 11/12ths of $75,000 divided by the average closing stock price of our common stock for the month preceding the date of the grant (February 2015), or $4.79 per share. The grant date fair value shown in the table represents the number of shares awarded multiplied by the closing stock price on the date of the grant, March 5, 2015, or $5.60 per share.

(5)	As a director designee of the Quadrangle Entities who is an employee of Quadrangle Group LLC, Mr. Huber does not receive director compensation.
All non-employee directors (excluding Messrs. Dir, Huber and Chorney) receive an annual retainer of $60,000, payable in equal monthly installments. Additionally, the chairperson of our Audit Committee receives an additional annual retainer of $20,000, and each member of the Audit Committee receives an additional $7,500 annual retainer, each payable in monthly installments; the chairperson of the Nominating and Corporate Governance Committee receives an additional $10,000 annual retainer, and each other member of the Nominating and Corporate Governance Committee receives an additional $3,750 annual retainer, each payable in monthly installments. Members of the Board of Directors and committee members are not entitled to fees for attendance; however, we reimburse each of our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and Board committee meetings.
     During 2015, the following individuals served as non-employee directors: Stephen C. Duggan, Michael Gottdenker (beginning February 5, 2015), Daniel J. Heneghan, Ruth Sommers and Ellen O'Connor Vos. The remaining directors who served in 2015 were Messrs. Chorney and Huber, designees of the Quadrangle Entities. In addition to their director status during 2015, Mr. Duggan was Chairperson of the Audit Committee; Mr. Heneghan was a member of the Audit Committee and the Nominating and Governance Committee; Ms. Vos was chairperson of the Nominating and Governance Committee and a member of the Compensation Committee and Audit Committee; Ms. Sommers was a member of the Compensation Committee; and Mr. Gottdenker was a member of the Compensation Committee, and they were compensated accordingly as disclosed in the table above.
     To assist us in attracting and retaining qualified and experienced individuals for service as non-employee directors, each of our non-employee directors, other than Messrs. Chorney and Huber, receives an initial equity award grant and thereafter, commencing on January 1 of the subsequent year, an annual equity award grant. For 2015, these equity award grants included an annual grant of shares of our Common Stock subject to a restriction period ("restricted stock") with an aggregate value equal to $75,000 (with such value to be calculated based on the closing price of our Common Stock on the first trading day of the year), or such lesser award for a particular grant date as the Board of Directors shall determine in its sole discretion.
     Pursuant to our Non-Employee Director Equity Plan, we granted each of the aforementioned non-employee directors 18,293 shares of restricted stock with a grant date fair value of $75,001 based on the closing price of our Common Stock of $4.10 per share on the date of grant. These shares of restricted stock vested on the first anniversary of the grant date. In connection with his appointment to the Board, we granted Mr. Gottdenker 14,353 shares of restricted stock on March 5, 2015 with a grant date fair value of $80,377.
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
BENEFICIAL OWNERSHIP OF COMMON STOCK
     The following table sets forth information, as of March 8, 2016 regarding the beneficial ownership of our Common Stock by (1) our directors, (2) our NEOs, (3) stockholders owning more than 5% of our Common Stock and (4) all of our directors and executive officers as a group.
     Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 22,257,794 shares of Common Stock outstanding as of March 8, 2016. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 8, 2016, are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person, but are not treated as outstanding for the purposes of computing the percentage ownership of any other person. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o NTELOS Holdings Corp., 1154 Shenandoah Village Drive, Waynesboro, Virginia 22980.

	Total Common Stock
Name and Address of Beneficial Owner	Number	%
Directors, named executive officers and stockholders owning more than 5%:
The Quadrangle Entities(1)	4,180,837	18.78%
Renaissance Technologies LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC")(2)	1,404,400	6.31%
Michael Huber(3)	4,180,837	18.78%
David A. Chorney(3)	4,180,837	18.78%
Stephen C. Duggan(4)	39,095	*
Michael Gottdenker	14,353	*
Daniel J. Heneghan(5)	93,340	*
Ruth Sommers	19,536	*
Ellen O'Connor Vos(6)	47,107	*
Rodney D. Dir(7)	115,814	*
Stebbins B. Chandor Jr.(8)	441,669	1.96%
Brian J. O'Neil(9)	347,140	1.54%
Robert L. McAvoy Jr.(10)	276,339	1.23%
S. Craig Highland(11)	169,641	*

All directors and executive officers as a group (12 persons)(12)	5,744,871	24.73%
_______________

*    Less than 1%

(1)
As reported on Amendment No. 5 to Schedule 13D filed by Quadrangle GP Investors LLC and certain related persons on August 13, 2015, includes 967,253 shares of Common Stock owned by Quadrangle Capital Partners LP, 52,851 shares of Common Stock owned by Quadrangle Select Partners LP, 368,835 shares of Common Stock owned by Quadrangle Capital Partners-A LP and 2,791,898 shares of Common Stock owned by Quadrangle NTELOS Holdings II LP. Quadrangle NTELOS Holdings II LP has pledged its interest in 2,781,898 shares of Common Stock to secure repayment of a loan made to it by the Bank of Montreal. The address for the Quadrangle Entities is 1065 Avenue of the Americas, New York, NY 10018.

(2)
Represents beneficial ownership as of October 9, 2015, according to Schedule 13G filed by Renaissance Technologies LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC") filed by RTC and RTHC on February 12, 2016. RTC and RTHC collectively have sole voting power and sole dispositive power over all of these shares. The address for RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(3)
Represents 4,180,837 shares beneficially owned by the Quadrangle Entities. Mr. Huber is a Managing Principal and President and Mr. Chorney is a Vice President of Quadrangle Group LLC. Each disclaims beneficial ownership of securities beneficially owned by the Quadrangle Entities.

(4)	Includes options to purchase 15,468 shares of Common Stock.

(5)	Includes options to purchase 57,080 shares of Common Stock.

(6)	Includes options to purchase 21,350 shares of Common Stock.

(7)	Includes options to purchase 46,350 shares of Common Stock.

(8)	Includes 87,266 shares of restricted stock and options to purchase 282,814 shares of Common Stock.

(9)	Includes 71,939 shares of restricted stock, options to purchase 227,306 shares of Common Stock.

(10)	Includes 74,008 shares of restricted stock and options to purchase 162,719 shares of Common Stock.

(11)	Includes 38,369 shares of restricted stock and options to purchase 99,174 shares of Common Stock.

(12)	Includes 271,582 shares of restricted stock and options to purchase 912,261 shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2015 concerning the shares of Common Stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by
Stockholders
Employee Equity Incentive Plans	1,431,366	$16.27	1,681,424
Non-Employee Director Equity Plan	115,248	$19.26	163,865
Employee Stock Purchase Plan	—	—	55,888
Equity Compensation Plans Not Approved by
Stockholders	—	—	—
Total	1,546,614	$16.50	1,901,177

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Director Independence
     The Board of Directors considers director independence based both on the meaning of the term "independent director" set forth in Rule 5605(a)(2) of the NASDAQ listing standards and on an overall review of transactions and relationships, if any, between the director and the Company. Our Board of Directors is comprised of a majority of independent directors, and all committees of the Board of Directors are comprised only of independent directors. The independent directors of the Board of Directors had the opportunity to meet in executive session following each meeting of the full Board of Directors during 2015.
     In March 2016, the Nominating and Governance Committee and the Board of Directors undertook their annual review of director independence. There were no transactions or relationships between any director who is not an employee of the Company or any member of his or her immediate family and the Company for the Committee and the Board of Directors to consider that would be inconsistent with a determination that the nominee is independent.
     The Nominating and Governance Committee and the Board of Directors have determined that Messrs. Chorney, Duggan, Gottdenker, Heneghan and Huber and Mses. Vos and Sommers are independent under the NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.
Fees
In connection with the audit of the 2015 financial statements, we entered into an engagement agreement with KPMG LLP, which set forth the terms by which KPMG LLP would perform audit services for us. That agreement was subject to alternative dispute resolution procedures and a mutual exclusion of damages other than the prevailing party’s actual and punitive damages.
     The following table presents fees for professional services and expenses billed to us by KPMG LLP for the fiscal years ended 2015 and 2014.

	Fiscal 2015	Fiscal 2014
Audit fees	$861,200	$828,550
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	1,650
Total	$861,200	$830,200
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
     All Other Fees
     All other fees for 2014 are fees related to access to an on-line accounting research tool.
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
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements
The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed in Item 8 hereof.

(3)	Exhibits
The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of August 10, 2015, by and among Shenandoah Telecommunications Company, Gridiron Merger Sub, Inc. and NTELOS Holdings Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Holdings.
3.2(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Holdings.
3.3(1)	Amended and Restated Bylaws of Holdings.
4.1(4)	Amended and Restated Stockholders Agreement by and among Holdings and the stockholders listed on the signature pages thereto.
4.2(1)	Voting Agreement, dated as of August 10, 2015, by and among Shenandoah Telecommunications Company, Gridiron Merger Sub, Inc., the Quadrangle Stockholders, and NTELOS Holdings Corp.
10.1(4)+	Holdings Amended and Restated Equity Incentive Plan.
10.2(5)+	First Amendment to the NTELOS Holdings Corp. Amended and Restated Equity Incentive Plan.
10.3(6)+	NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.4(4)+	Holdings Employee Stock Purchase Plan, as amended.
10.5(4)+	Form of Award Agreement under Holdings Amended and Restated Equity Incentive Plan.
10.6(4)+	Holdings Non-Employee Director Equity Plan.
10.7(7)
Second Amendment and Restatement Agreement to the Amended and Restated Credit Agreement, with the Second Amended and Restated Credit Agreement, dated as of January 31, 2014, attached as Exhibit A thereto.

10.8(8)++
Amended and Restated Resale Agreement, dated as of May 1, 2014, by and among West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C., NTELOS Inc. and Sprint Spectrum L.P. and its Designated Affiliates.

10.9(9)+	NTELOS Inc. 2005 Executive Supplemental Retirement Plan, as amended and restated December 21, 2006.
10.10(10)+	Form of Stock Option Award Agreement under Holdings Non-Employee Director Equity Plan.
10.11(10)+	Form of Restricted Stock Award Agreement under Holdings Non-Employee Director Equity Plan.
10.12(11)+	Form of Stock Option Grant Award Agreement.
10.13(12)+	Form of Restricted Stock Award Agreement.
10.14(13)+	Form of Executive Stock Option Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.15(13)+	Form of Executive Restricted Stock Agreement under NTELOS Holdings Corp. 2010 Equity and Cash Incentive Plan.
10.16(14)+	Form of Stock Option Grant Award Agreement.
10.17(14)+	Form of Restricted Stock Award Grant Agreement.
10.18(14)+	Form of Performance Stock Unit Grant Agreement.
10.19(15)+	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Robert L. McAvoy, Jr.
10.20(16)+	Employment Agreement, dated July 29, 2011, between NTELOS Holdings Corp. and Stebbins B. Chandor Jr.
10.21(15)+	Employment Agreement, dated August 17, 2011, between NTELOS Holdings Corp. and Brian J. O'Neil.
10.22(17)+	Employment Agreement, dated November 1, 2011, between NTELOS Holdings Corp. and S. Craig Highland
10.23(18)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of July 28, 2014.
10.24(19)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of February 1, 2015.
10.25(20)+	Professional Services Agreement between NTELOS Holdings Corp. and Rodney D. Dir, dated as of December 21, 2015
10.26(20)+	Form of Phantom Stock Agreement for Rodney D. Dir.
10.27(21)+	Form of Phantom Stock Agreement for named executive officers.
10.28(22)	License Purchase Agreement dated as of December 1, 2014, by and among T-Mobile License LLC, Richmond 20 MHz, LLC and NTELOS Inc.
21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.
31.1*	Certificate of the principal executive officer pursuant to Rule 13a-14(a).
31.2*	Certificate of the principal financial officer pursuant to Rule 13a-14(a).
32.1*	Certificate of the chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contracts and arrangements.
++
Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Current Report on Form 8-K filed August 11, 2015.
(2)	Filed as an exhibit to Current Report on Form 8-K filed May 11, 2011.
(3)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(4)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2005 filed March 28, 2006.
(5)	Filed as an exhibit to Current Report on Form 8-K filed December 19, 2008.
(6)	Filed as Annex A to Definitive Proxy Statement on Schedule 14A filed March 15, 2010.
(7)	Filed as an exhibit to Current Report on Form 8-K filed February 6, 2014
(8)	Filed as an exhibit to Quarterly Report on Form 10-Q filed July 29, 2014.
(9)	Filed as an exhibit to Current Report on Form 8-K filed December 21, 2006.
(10)	Filed as an exhibit to Annual Report on Form 10-K filed February 26, 2010.
(11)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2007.
(12)	Filed as an exhibit to Current Report on Form 8-K filed March 4, 2008.
(13)	Filed as an exhibit to Current Report on Form 8-K filed March 6, 2012.
(14)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 8, 2013.
(15)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 1, 2012.
(16)	Filed as an exhibit to Current Report on Form 8-K filed August 1, 2011.
(17)	Filed as an exhibit to Annual Report on Form 10-K/A for the year ended December 31, 2014 filed April 30, 2015.
(18)	Filed as an exhibit to Current Report on Form 8-K filed July 31, 2014.
(19)	Filed as an exhibit to Current Report on Form 8-K filed February 5, 2015.
(20)	Filed as an exhibit to Current Report on Form 8-K filed December 22, 2015.
(21)	Filed as an exhibit to Current Report on Form 8-K filed March 2, 2016.
(22)	Filed as an exhibit to Current Report on Form 8-K filed December 2, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NTELOS HOLDINGS CORP.

By:	/s/ Rodney D. Dir
Name:
Title:	President and Chief Executive Officer
Date:	March 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rodney D. Dir	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2016
Rodney D. Dir

/s/ Stebbins B. Chandor Jr.	Executive Vice President and Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer)	March 11, 2016
Stebbins B. Chandor Jr.

/s/ John Turtora	Vice President and Controller (principal accounting officer)	March 11, 2016
John Turtora

/s/ Michael Huber	Chairman of the Board and Director	March 11, 2016
Michael Huber

/s/David A. Chorney	Director	March 11, 2016
David A. Chorney

/s/ Stephen C. Duggan	Director	March 11, 2016
Stephen C. Duggan

/s/ Michael Gottdenker	Director	March 11, 2016
Michael Gottdenker

/s/ Daniel J. Heneghan	Director	March 11, 2016
Daniel J. Heneghan

/s/ Ruth Sommers	Director	March 11, 2016
Ruth Sommers

/s/ Ellen O’Connor Vos	Director	March 11, 2016
Ellen O’Connor Vos