Form 10-Q
period 2016-03-31
NTELOS HOLDINGS CORP.
filed 2016-05-16
CIK 1328571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,260,023 shares of the registrant’s common stock outstanding as of the close of business on May 2, 2016.

NTELOS HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NTELOS Holdings Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$74,287	$72,687
Accounts receivable, net	53,154	53,021
Inventories and supplies, net	8,259	13,345
Prepaid expenses	11,409	9,350
Tax refund receivable	2,637	24,986
Other current assets	284	1,132
Other current assets from discontinued operations	937	2,121
	150,967	176,642
Assets Held for Sale	62	62
Restricted Cash	2,167	2,167
Securities and Investments	1,522	1,522
Property, Plant and Equipment, net	327,975	326,260
Intangible Assets
Goodwill	63,700	63,700
Radio spectrum licenses	44,933	44,933
Customer relationships and trademarks, net	4,095	4,292
Deferred Charges and Other Assets	11,857	11,639
Deferred Income Taxes	2,841	2,737
Other Noncurrent Assets from Discontinued Operations	985	1,733
TOTAL ASSETS	$611,104	$635,687
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt	$5,586	$5,605
Accounts payable	4,666	20,532
Advance billings and customer deposits	13,522	12,772
Accrued expenses and other current liabilities	17,133	18,003
Other current liabilities from discontinued operations	5,184	13,054
	46,091	69,966
Long-Term Debt	506,560	507,332
Retirement Benefits	22,784	22,448
Deferred Income Taxes	10,364	12,272
Other Long-Term Liabilities	62,974	61,860
Other Noncurrent Liabilities from Discontinued Operations	2,273	835
	651,046	674,713
Commitments and Contingencies
Equity (Deficit)
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 22,304 shares issued and 22,262 shares outstanding (22,290 shares issued and 22,264 shares outstanding at December 31, 2015)	214	214
Additional paid in capital	33,012	32,500
Treasury stock, at cost, 43 shares (27 shares at December 31, 2015)	(475)	(330)
Accumulated deficit	(67,141)	(65,840)
Accumulated other comprehensive loss	(7,287)	(7,142)
Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	(41,677)	(40,598)
Noncontrolling interests	1,735	1,572
	(39,942)	(39,026)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$611,104	$635,687
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Operating Revenues
Retail revenue	$39,647	$43,011
Wholesale and other revenue	32,418	35,597
Equipment sales	13,142	16,703
Operating Revenues	85,207	95,311

Operating Expenses
Cost of services	23,221	20,821
Cost of equipment sold	17,299	22,998
Customer operations	15,303	19,553
Corporate operations	9,482	8,624
Restructuring	82	1,605
Depreciation and amortization	13,486	12,917
Gain on sale of assets	—	(11,009)
	78,873	75,509
Operating Income	6,334	19,802
Other Expense
Interest expense, net	(7,210)	(7,947)
Other expense, net	(6)	(3)
	(7,216)	(7,950)
Income (Loss) before Income Taxes	(882)	11,852
Income Tax Expense (Benefit)	(211)	4,814
Income (Loss) from Continuing Operations	(671)	7,038
Income (Loss) from Discontinued Operations, Net of Tax	(390)	8,249
Net Income (Loss)	(1,061)	15,287
Net Income Attributable to Noncontrolling Interests	(240)	(491)
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(1,301)	$14,796
Earnings (Loss) per Share Attributable to NTELOS Holdings Corp.
Basic earnings (loss) per common share from continuing operations	$(0.04)	$0.29
Basic earnings (loss) per common share from discontinued operations	(0.02)	0.39
Basic earnings (loss) per common share	$(0.06)	$0.68
Weighted average shares outstanding - basic	21,311	21,193
Diluted earnings (loss) per common share from continuing operations	$(0.04)	$0.28
Diluted earnings (loss) per common share from discontinued operations	(0.02)	0.37
Diluted earnings (loss) per common share	$(0.06)	$0.65
Weighted average shares outstanding - diluted	21,311	22,161
Cash Dividends Declared per Share - Common Stock	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net Income (Loss) Attributable to NTELOS Holdings Corp.	$(1,301)	$14,796
Other Comprehensive Income:
Amortization of unrealized (gain) loss from defined benefit plans, net of $93 and $75 of deferred income taxes in 2016 and 2015, respectively	(145)	117
Comprehensive Income (Loss) Attributable to NTELOS Holdings Corp.	(1,446)	14,913
Comprehensive Income Attributable to Noncontrolling Interests	240	491
Comprehensive Income (Loss)	$(1,206)	$15,404
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$(1,061)	$15,287
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,238	13,874
Gain on sale of assets	(418)	(15,947)
Deferred income taxes	(462)	7,348
Bad debt expense	3,911	5,536
Equity-based compensation	786	859
Amortization of loan origination costs	619	590
Retirement benefits and other	219	784
Changes in operating assets and liabilities
Accounts receivable	(3,726)	(12,115)
Inventories and supplies	5,086	(2,080)
Income taxes	22,350	2,661
Prepaid expenses and other assets	(586)	2,733
Accounts payable	(16,513)	(2,874)
Accrued expenses and other liabilities	(1,464)	(1,422)
Other	(55)	204
Net cash provided by operating activities	22,924	15,438
Cash flows from investing activities
Purchases of property, plant and equipment	(20,963)	(22,941)
Proceeds from sale of assets	1,145	38,796
Net cash provided by (used in) investing activities	(19,818)	15,855
Cash flows from financing activities
Repayments on senior secured term loans	(1,351)	(1,351)
Cash distributions to noncontrolling interests	(77)	—
Other, net	(78)	(70)
Net cash used in financing activities	(1,506)	(1,421)
Increase in cash	1,600	29,872
Cash, beginning of period	72,687	73,546
Cash, end of period	$74,287	$103,418
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NTELOS Holdings Corp.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(In thousands)	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NTELOS Holdings Corp. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2015	22,264	27	$214	$32,500	$(330)	$(65,840)	$(7,142)	$(40,598)	$1,572	$(39,026)
Equity-based compensation *	(2)	16		512	(145)			367		367
Capital distribution to noncontrolling interests								—	(77)	(77)
Net loss attributable to NTELOS Holdings Corp.						(1,301)		(1,301)		(1,301)
Amortization of unrealized gain from defined benefit plans, net of $93 of deferred income taxes							(145)	(145)		(145)
Comprehensive income attributable to noncontrolling interests								—	240	240
Balance, March 31, 2016	22,262	43	$214	$33,012	$(475)	$(67,141)	$(7,287)	$(41,677)	$1,735	$(39,942)

*	Includes restricted shares issued, employee stock purchase plan issuances, shares issued through 401(k) matching contributions, stock options exercised and other activity.
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
The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including (i) the approval of the transaction by the Federal Communications Commission (the “FCC”) and applicable state public utility commissions, (ii) the provision of all required notices to applicable state public utility commissions, (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, (iv) the absence of any proceeding, order or law enjoining or prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (v) each party’s material performance of its obligations and compliance with its covenants, (vi) the accuracy of each party’s representations and warranties, subject to customary materiality qualifiers, (vii) the absence of a material adverse effect on the Company and (xiii) the consummation of the transactions contemplated by the Master Agreement, dated as of August 10, 2015, between SprintCom, Inc., an affiliate of Sprint Corporation, and Shenandoah Personal Communications, LLC, a wholly-owned subsidiary of Shentel (“Sprint Transactions”). All conditions were satisfied and the merger closed on May 6, 2016.

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
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements should be read in conjunction with the Company’s 2015 Form 10-K.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.
Cash
The Company’s cash was held in market rate savings accounts and non-interest bearing deposit accounts. The total held in market rate savings accounts at March 31, 2016 and December 31, 2015 was $19.7 million and $39.7 million, respectively. The remaining $54.6 million and $33.0 million of cash at March 31, 2016 and December 31, 2015, respectively, was held in non-interest bearing deposit accounts.

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

Allowance for Doubtful Accounts
The Company includes bad debt expense in customer operations expense in the unaudited condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2016 and 2015 was $3.9 million and $2.8 million, respectively. The Company’s allowance for doubtful accounts was $7.3 million and $6.8 million at March 31, 2016 and December 31, 2015, respectively. In addition to these amounts, the Company has recognized $2.7 million in bad debt expense for the three months ended March 31, 2015, and allowance for doubtful accounts of $0.7 million and $1.5 million recorded as part of discontinued operations at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts included $2.5 million and $2.3 million, respectively, related to unbilled equipment receivables. See Note 5 for additional information related to EIP.

Accrued Expenses and Other Current Liabilities

(In thousands)	March 31, 2016	December 31, 2015
Accrued payroll	$2,797	$5,010
Accrued taxes	4,006	4,321
Other	10,330	8,672
Total	$17,133	$18,003

Other Long-Term Liabilities

(In thousands)	March 31, 2016	December 31, 2015
Asset retirement obligation	$21,140	$20,785
Deferred gain on sale leaseback	15,956	16,511
Deferred SNA revenue	20,748	19,183
Other	5,130	5,381
Total	$62,974	$61,860

Pension Benefits and Retirement Benefits Other Than Pensions
The total expense recognized for the Company’s defined benefit and nonqualified pension plans was $0.1 million for both the three months ended March 31, 2016 and 2015.
The total amount reclassified out of accumulated other comprehensive loss related to actuarial (gains)/losses from the defined benefit plans was $(0.1) million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, all of which has been reclassified to cost of services, customer operations, and corporate operations on the unaudited condensed consolidated statements of operations for the respective periods.
Defined benefit pension plan assets were valued at $22.9 million at March 31, 2016.
The Company also sponsors a contributory defined contribution plan under Internal Revenue Code (“IRC”) Section 401(k) for substantially all employees. The Company’s current policy is to make matching contributions in cash.

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
Total equity-based compensation expense related to all of the Company’s stock-based equity awards for the three months ended March 31, 2016 and 2015 and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of services	$182	$161
Customer operations	133	178
Corporate operations	471	520
Equity-based compensation expense	$786	$859
Future charges for equity-based compensation related to securities outstanding at March 31, 2016 for the remainder of 2016 and for the years 2017 through 2019 are estimated to be $1.9 million, $1.7 million, $1.0 million and $0.1 million, respectively.

Recent Accounting Pronouncements

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
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance was effective for annual reporting periods beginning after December 15, 2015. The Company has adopted the guidance effective March 31, 2016 and it was applied retrospectively to each period presented. The Condensed Consolidated Balance Sheet for the year ended December 31, 2015 has been restated to reflect this change in accounting principle and a reclass of $7.3 million of "Debt Issuance Costs" from Deferred Charges and Other Assets to Long-Term Debt.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.

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
In 2015, restructuring liabilities were established for employee separations, lease abandonments, operating lease terminations, and other related costs. During the three months ended March 31, 2016, the Company recorded $0.3 million in additional restructuring costs and made payments for restructuring costs of $1.2 million. At March 31, 2016, there was a restructuring accrual of $1.7 million, which is expected to be paid through 2019 absent settlements with vendors.

Financial results for the three-month periods ended March 31, 2016 and 2015 reported as Income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating Revenues
Retail revenue	$—	$23,523
Wholesale and other revenue	100	686
Equipment sales	—	686
Operating Revenues	100	24,895
Operating Expenses
Cost of services	289	8,836
Cost of equipment sold	—	637
Customer operations	36	4,797
Corporate operations	(225)	788
Restructuring	302	403
Depreciation and amortization	752	957
Gain on sale of assets	(418)	(4,938)
	736	11,480
Operating Income (Loss)	(636)	13,415
Other Income (Expense), net	(1)	30
Income (loss) before Income Taxes	(637)	13,445
Income Tax Expense (Benefit)	(247)	5,196
Income (Loss) from Discontinued Operations	$(390)	$8,249

Assets and liabilities presented as discontinued operations as of March 31, 2016 and December 31, 2015 are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Current Assets
Accounts receivable, net	$783	$1,101
Prepaid expenses	154	1,002
Other current assets	—	18
Total current assets from discontinued operations	937	2,121
Assets held for sale	985	1,733
Total assets from discontinued operations	$1,922	$3,854
Current Liabilities
Current portion of long-term debt	$46	$55
Accounts payable	6	6,003
Advance billings and customer deposits	92	115
Accrued expenses and other current liabilities	5,040	6,881
Total current liabilities from discontinued operations	5,184	13,054
Long-Term Debt	36	46
Other Long-Term Liabilities	2,237	789
Total liabilities from discontinued operations	$7,457	$13,889

Following is selected operating and investing cash flow activity from discontinued operations included in Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Depreciation and amortization	$752	$957
Purchases of property, plant, and equipment	—	335

Note 4. Supplemental Cash Flow Information
The following information is presented as supplementary disclosures for the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash payments for:
Interest (net of amounts capitalized)	$7,271	$7,494
Cash received from income tax refunds	22,339	3,883
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	2,858	7,979
Borrowings under capital leases	—	35

The amount of interest capitalized was $0.3 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Equipment Installment Plan Receivables
EIP subscribers pay for their devices in installments over a 24-month period. At the time of an installment sale, the Company imputes interest on the installment receivable using current market interest rate estimates along with other inputs such as historical and expected credit losses and credit quality of its EIP base. The imputed interest is recorded as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract and presented net of interest expense. The Company's imputed interest rate has ranged from approximately 5% to 10%. Additionally, the customer has the right to trade in their original device after a specified period of time for a new device and have the remaining unpaid balance satisfied. This trade-in right is measured at the estimated fair value of the device being traded in based on current trade-in values and the timing of the trade-in. The trade-in right is recorded as a reduction to the equipment revenue at the time of sale with a corresponding increase in liabilities. As of March 31, 2016 and December 31, 2015, the liability associated with this trade-in right was $5.2 million and $4.7 million, respectively, and is reflected in Advanced billings and customer deposits and Other Long-Term Liabilities on the unaudited condensed consolidated balance sheets.
There was $5.2 million and $4.4 million of billed EIP receivables included in the Company's subscriber accounts receivable as of March 31, 2016 and December 31, 2015, respectively. The following table summarizes the remaining unbilled EIP receivables at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
EIP receivables, gross	$39,898	$37,898
Deferred interest	(3,266)	(2,764)
EIP receivables, net of deferred interest	36,632	35,134
Allowance for credit losses	(2,485)	(2,324)
EIP receivables, net	$34,147	$32,810

Classified on the unaudited Condensed Consolidated Balance Sheets as:
Accounts receivable, net	$23,549	$22,291
Deferred charges and other assets	10,598	10,519
EIP receivables, net	$34,147	$32,810

Note 6. Property, Plant and Equipment
The components of property, plant and equipment, and the related accumulated depreciation, were as follows:

(In thousands)	Estimated Useful Life	March 31, 2016	December 31, 2015
Land and buildings *	39 to 50 years	$27,420	$27,406
Network plant and equipment	5 to 17 years	465,094	451,996
Furniture, fixtures and other equipment	2 to 18 years	96,229	95,095
		588,743	574,497
Under construction		29,181	27,577
		617,924	602,074
Less: accumulated depreciation		289,949	275,814
Property, plant and equipment, net		$327,975	$326,260
* Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.
Depreciation expense from continuing operations for the three months ended March 31, 2016 and 2015 was $13.3 million and $12.7 million, respectively.

Note 7. Intangible Assets
Indefinite-Lived Intangible Assets
Goodwill and radio spectrum licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, on October 1, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of March 31, 2016 that would require it to perform impairment testing.
Intangible Assets Subject to Amortization
Customer relationships and trademarks are considered amortizable intangible assets. At March 31, 2016 and December 31, 2015, customer relationships and trademarks were comprised of the following:

		March 31, 2016			December 31, 2015
(In thousands)	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	17.5 years	$36,900	$(34,711)	$2,189	$36,900	$(34,630)	$2,270
Trademarks	15 years	7,000	(5,094)	1,906	7,000	(4,978)	2,022
Total		$43,900	$(39,805)	$4,095	$43,900	$(39,608)	$4,292
The Company amortizes its amortizable intangible assets using the straight-line method. Amortization expense was $0.2 million for both the three months ended March 31, 2016 and 2015.
Future Amortization expense is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2016	$243	$351	$594
2017	324	467	791
2018	324	467	791
2019	324	467	791
2020	324	154	478
2021	324	—	324
Thereafter	326	—	326
	$2,189	$1,906	$4,095

Note 8. Long-Term Debt
At March 31, 2016 and December 31, 2015, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Senior secured term loans, net of unamortized debt discount and issuance costs	$511,785	$512,518
Capital lease obligations	361	419
	512,146	512,937
Less: current portion of long-term debt	5,586	5,605
Long-term debt	$506,560	$507,332
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
The aggregate maturities of long-term debt outstanding at March 31, 2016, excluding capital lease obligations, based on the contractual terms of the instruments were as follows:

(In thousands)	Term Loan
Remainder of 2016	$4,054
2017	5,405
2018	5,405
2019	506,725
Total	$521,589
The Company’s blended average effective interest rate on its long-term debt was approximately 6.3% for the three months ended March 31, 2016 and 2015.
The Amended and Restated Credit Agreement has a Restricted Payments basket, which can be used to make Restricted Payments (as defined in the Amended and Restated Credit Agreement), including the ability to pay dividends, repurchase stock or advance funds to the Company. NTELOS Inc. may not make Restricted Payments if its Leverage Ratio (calculated on a pro forma basis) is greater than 4.25:1.00. This Restricted Payments basket increases by $6.5 million per quarter and decreases by any actual Restricted Payments and by certain investments and any mandatory prepayments on the Term Loans, to the extent the lenders decline to receive such prepayment. In addition, on a quarterly basis the Restricted Payments basket increases by the positive amount, if any, of the Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). For the three months ended March 31, 2016 there was no Excess Cash Flow. The balance of the Restricted Payments basket as of March 31, 2016 was $92.6 million and the Leverage Ratio for the Company was 9.33:1.00.

Capital Lease Obligations
In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2016, the carrying value and accumulated depreciation of these assets were $1.9 million and $1.4 million, respectively. The total net present value of the Company’s future minimum lease payments is $0.4 million. At March 31, 2016, the principal portion of these capital lease obligations was payable as follows: $0.1 million for the remainder of 2016, $0.1 million in 2017, and less than $0.1 million in 2018 and 2019.

Note 9. Restructuring Charges
In 2014, the Company initiated a plan to reduce operating expenses. In conjunction, the Company established restructuring liabilities for employee separations, operating lease terminations, and other related costs, which are recorded in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. A summary of the restructuring liabilities is presented below:

(In thousands)	Employee Separation	Contract Terminations	Other	Total
Cumulative charges incurred as of March 31, 2016	$3,126	$346	$79	$3,551

Balance as of December 31, 2015	$360	$251	$—	$611
Charges	63	19	—	82
Utilization	(307)	(218)	—	(525)
Balance as of March 31, 2016	$116	$52	$—	$168

Employee separation costs for certain corporate employees consist of severance to be paid in accordance with the Company’s written severance plan and certain management contracts. Severance payments are expected to be paid through 2016. Contract termination costs include lease abandonment costs and other termination costs for contractual obligations. Lease abandonment costs represent future minimum lease obligations, net of estimated sublease income. Other costs include legal and advisory fees paid during 2015. The Company does not anticipate any additional significant costs to be incurred as part of this restructuring plan.

Note 10. Financial Instruments
The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the unaudited condensed consolidated financial statements at cost, which approximates fair value because of the short-term nature of these instruments. At March 31, 2016 and December 31, 2015, the Company had an investment in CoBank, ACB (“CoBank”) of $1.5 million. This investment is primarily related to a required investment under the Original Credit Agreement and declared and unpaid patronage distributions of restricted equity related to the portion of the term loans previously held by CoBank. This investment is carried under the cost method as it is not practicable to estimate fair value. This investment is subject to redemption in accordance with CoBank’s capital recovery plans. The fair values of other financial instruments are determined using observable market prices or using a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market conditions.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015.

	Face	Carrying	Fair
(In thousands)	Amount	Amount	Value
March 31, 2016
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A	$1,522	N/A
Financial liabilities:
Term loans	$521,589	$511,785	$517,677
Capital lease obligations	$361	$361	$361
December 31, 2015
Nonderivatives:
Financial assets:
Long-term investments for which it is not practicable to estimate fair value	N/A	$1,522	N/A
Financial liabilities:
Term loans	$522,940	$512,518	$517,710
Capital lease obligations	$419	$419	$419

The fair value of the Term Loans under the Amended and Restated Credit Agreement were derived based on bid prices at March 31, 2016 and December 31, 2015, respectively. These instruments are classified within Level 2 of the fair value hierarchy described in FASB ASC 820, Fair Value Measurements and Disclosures.

Note 11. Equity and Earnings Per Share
The computations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
(In thousands)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net loss	$(911)	$(390)	$(1,301)
Net loss applicable to participating securities	—	—	—
Net loss applicable to common shares	$(911)	$(390)	$(1,301)
Denominator:
Total shares outstanding	22,262	22,262	22,262
Less: unvested shares	(946)	(946)	(946)
Less: effect of calculating weighted average shares	(5)	(5)	(5)
Denominator for basic earnings per common share – weighted average shares outstanding	21,311	21,311	21,311
Plus: weighted average unvested shares	—	—	—
Plus: common stock equivalents of stock options	—	—	—
Plus: performance stock units	—	—	—
Denominator for diluted earnings per common share – weighted average shares outstanding	21,311	21,311	21,311
Basic earnings (loss) per common share	$(0.04)	$(0.02)	$(0.06)
Diluted earnings (loss) per common share	$(0.04)	$(0.02)	$(0.06)

	Three Months Ended March 31, 2015
(In thousands)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$6,547	$8,249	$14,796
Net income applicable to participating securities	459	—	459
Net income applicable to common shares	$6,088	$8,249	$14,337
Denominator:
Total shares outstanding	22,196	22,196	22,196
Less: unvested shares	(965)	(965)	(965)
Less: effect of calculating weighted average shares	(38)	(38)	(38)
Denominator for basic earnings per common share – weighted average shares outstanding	21,193	21,193	21,193
Plus: weighted average unvested shares	781	781	781
Plus: common stock equivalents of stock options	187	187	187
Plus: performance stock units	—	—	—
Denominator for diluted earnings per common share – weighted average shares outstanding	22,161	22,161	22,161
Basic earnings (loss) per common share	$0.29	$0.39	$0.68
Diluted earnings (loss) per common share	$0.28	$0.37	$0.65

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

For the three months ended March 31, 2016 and 2015, the denominator for diluted earnings per common share excludes approximately 1.3 million and 1.6 million shares, respectively, which were related to stock options that were antidilutive for the respective periods presented. In addition, the performance-based portion of the performance stock units ("PSUs") is excluded from diluted earnings per share until the performance criteria are satisfied.

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
During the three months ended March 31, 2016, the Committee approved phantom stock award grants under the Equity Incentive Plans, which vest ratably over a three-year period for employees or a one-year period for non-employee directors through the closing of the Merger, or, in the event of a termination of the proposed Merger, in three years or one year from the grant date, subject to certain accelerated vesting provisions, payable, at the Company's option, in either shares of the Company's common stock or cash equal to the then market value of such shares. During the three months ended March 31, 2016, the Company issued 294,601 phantom stock award grants. At March 31, 2016, there was $2.5 million of total unrecognized compensation cost related to these award grants which is expected to be recognized over a weighted average period of 2.6 years, however, the compensation expense could fluctuate with the change in market value of common stock. These qualify as liability awards under FASB ASC 718, Stock Compensation, and the fair value of the phantom stock award grants is equal to the market value of common stock at March 31, 2016.
The summary of the activity and status of the Company’s stock option awards for the three months ended March 31, 2016 is as follows:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2016	1,547	$16.50
Granted during the period	—	—
Exercised during the period	—	—
Forfeited during the period	(25)	17.79
Stock options outstanding at March 31, 2016	1,522	$16.48	6.3 years	$—
Exercisable at March 31, 2016	1,153	$18.77	5.7 years	$—
Total expected to vest after March 31, 2016	332	$10.35
No options were granted or exercised during the three months ended March 31, 2016. The fair value of each common stock option award granted is estimated on the respective grant date using a generally accepted valuation model with assumptions related to risk-free interest rate, expected volatility, expected dividend yield and expected terms. The total intrinsic value of options exercised during the three months ended March 31, 2015 was less than $0.1 million. The total fair value of options that vested during the three months ended March 31, 2016 and 2015 was $0.4 million and $0.5 million, respectively. As of March 31, 2016, there was $0.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

The summary of the activity and status of the Company’s restricted stock awards for the three months ended March 31, 2016 is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock awards outstanding at January 1, 2016	591	$7.30
Granted during the period	—	—
Vested during the period	(164)	7.97
Forfeited during the period	(2)	8.26
Restricted stock awards outstanding at March 31, 2016	425	$7.03

At March 31, 2016, there was $1.6 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of the restricted stock award is equal to the market value of common stock on the date of grant.
The summary of the activity and status of the Company’s performance stock unit awards for the three months ended March 31, 2016 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant Date Fair Value per PSU
Performance stock units outstanding at January 1, 2016	70	$8.62
Granted during the period	—	—
Vested during the period	—	—
Forfeited during the period	(8)	8.62
Performance stock units outstanding at March 31, 2016	62	$8.62
At March 31, 2016, there was $0.2 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.3 years. The fair value of the PSU is estimated at the grant date using a Monte Carlo simulation model.
In addition to the Equity Incentive Plans discussed above, the Company has an employee stock purchase plan, which commenced in July 2006 with 100,000 shares available. Shares are priced at 85% of the closing price on the last trading day of the month before settlement and settlement is done semi-annually. During the three months ended March 31, 2015, 3,785 shares were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan for the three months ended March 31, 2015 was immaterial.

Note 13. Income Taxes
Income tax expense (benefit) for the three months ended March 31, 2016 was $(0.2) million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible acquisition related expenses, compensation, and non-controlling interest. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation and other non-deductible compensation. The Company has provided for income taxes using a year to date calculation as it is unable to reliably estimate the annual effective income tax rate.

Note 14. Strategic Network Alliance
The Company provides PCS services and has contracted to provide LTE Services on a wholesale basis to other wireless communication providers, most notably through the Strategic Network Alliance ("SNA") with Sprint in which the Company is the exclusive PCS/LTE service provider in the Company’s western Virginia and West Virginia service area (“SNA service area”) for all Sprint Code Division Multiple Access (“CDMA”) and LTE wireless customers. In May 2014, the parties entered into an amended agreement to extend the SNA. Pursuant to the terms of the SNA, the Company is required to upgrade its network in the SNA service area to provide LTE Services. As part of the amendment, the Company leases spectrum, on a non-cash basis, from Sprint in order to enhance the PCS/LTE services. The non-cash consideration attributable to the leased spectrum is approximately $4.9 million per year. The lease expense is recognized over the term of the lease and recorded within cost of sales and services, with the offsetting consideration recorded within wholesale and other revenue. Additionally, the amended SNA provides the Company access to Sprint’s nationwide 3G and 4G LTE network at rates that are reciprocal to rates paid by Sprint under the amended SNA. The amended SNA provides that a portion of the amount paid by Sprint thereunder is fixed. The fixed fee element of the amended SNA is subject to contractual reductions on August 1, 2015 and annually thereafter starting on January 1, 2016 that will result in a decrease of payments for the fixed fee element. The Company accounts for this fixed fee portion of the revenue earned from the SNA revenue on a straight-line basis over the term of the agreement. In addition, these reductions are subject to further upward or downward resets in the fixed fee element. These resets, if any, will be recognized in the period in which it occurs.
The Company generated 37.4% and 36.5% of its revenue from the SNA for the three months ended March 31, 2016 and 2015, respectively.

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

In addition, on August 24, 2015, Mr. Marvin Westen and Mr. Paul Sekerak, each filed a purported class action complaint relating to the Merger in the Court of Chancery of the State of Delaware. These complaints were dismissed.

Note 16. Subsequent Event
Pursuant to the Merger Agreement, dated as of August 10, 2015, with Shentel, Merger Sub and the Company, Merger Sub merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Shentel. The Merger became effective on May 6, 2016. See Note 1 for additional information related to the Merger.
In connection with the consummation of the Merger, on May 6, 2016, the Company terminated the Amended and Restated Credit Agreement and repaid all of the outstanding obligations in respect of principal, interest and fees under the Amended and Restated Credit Agreement. See Note 8 for additional information related to the Amended and Restated Credit Agreement.
Upon completion of the Merger, the Company notified the Nasdaq Global Select Market (“NASDAQ”) that each issued and outstanding share of Company Common Stock (excluding (i) any shares of Company Common Stock owned by the Company, Parent or any of their respective subsidiaries and (ii) any shares of Company Common Stock owned by any Company stockholders who were entitled to exercise, and properly exercised, appraisal rights with respect to such shares of Company Common Stock pursuant to the General Corporation Law of the State of Delaware) automatically converted into the right to receive $9.25 in cash and requested that trading in Company Common Stock be suspended following the close of trading on May 6, 2016. Also on May 6, 2016, the Company requested that NASDAQ file with the SEC a notification on Form 25 to effect the delisting of Company Common Stock on NASDAQ and the deregistration of Company Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends to file with the SEC a certification on Form 15 under the Exchange Act requesting the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act.

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
Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any of them publicly in light of new information or future events. The forward-looking statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A, Risk Factors" and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015 and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").

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
Concurrent with the signing of the merger agreement, Shentel entered into a series of agreements with Sprint, including the expansion of Shentel’s “affiliate” relationship with Sprint. This will result in the “nTelos” brand eventually being discontinued after closing and NTELOS’s approximately 293,800 wireless retail customers eventually becoming Sprint-branded customers. Additionally, NTELOS’s retail stores will convert into Sprint-branded stores.
The Company has received all necessary approvals, including approval from the FCC. The Merger closed on May 6, 2016.

For additional information, see Notes 1 and 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Sale of Virginia East Spectrum and Wind Down of Eastern Markets
On December 1, 2014, the Company entered into an agreement to sell its wireless spectrum licenses in its eastern Virginia and Outer Banks of North Carolina markets (“Eastern Markets”) for approximately $56.0 million. The transaction closed on April 15, 2015. The Company entered into lease agreements to continue using the Eastern Markets spectrum licenses for varying terms ranging from the closing date through November 15, 2015. Effective November 15, 2015, we ceased commercial operations. As a result of no longer providing service in the Eastern Markets, certain assets, liabilities and results of operations associated with this market are now being reported as discontinued operations.
For additional information, see Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Towers Sale
As part of a definitive agreement announced in January 2015 to sell up to 103 towers, we closed on 96 towers for approximately $41.0 million in 2015. We closed on one tower in early 2016 with an additional tower expected to close this year. The agreement provides that we enter into long-term lease agreements on the towers in our operating footprint.
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
At March 31, 2016, our wireless retail business had approximately 293,800 subscribers, representing a penetration of approximately 9.4% of our total covered population. Our postpay subscriber base of 227,800 has increased by 5.7% from March 31, 2015 to March 31, 2016 and our prepay subscriber base of 66,000 has increased by 7.0% during the same time period. The retail market for wireless broadband mobile services continues to be highly competitive. Our competitors are generally nationwide in scope and have significantly greater resources than us and can be extremely aggressive in product and service pricing as well as promotional initiatives to existing and potential customers.
Equipment Installment Plan (“EIP”) allow subscribers to pay for their devices over 24 months and features service plan discounts and no service contracts. This offering allows the customer to purchase a device with zero down, provides discounts on service plans and provides the ability to upgrade more frequently, with a new agreement, than traditional plans. We have seen significant adoption rates by new and existing customers under the EIP program.
We continue the deployment of our 4G LTE network. At March 31, 2016, we had approximately 2.3 million LTE Covered POPs, or 74%, of our total 3.1 million covered POPs in our Western Markets.
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
For the three months ended March 31, 2016 and 2015, we realized wholesale revenues of $32.2 million and $35.2 million, respectively, of which $31.9 million and $34.8 million, respectively, related to the SNA.

RESULTS OF OPERATIONS – OVERVIEW

Three-Month Results
Operating revenues decreased $10.1 million, or 10.6%, to $85.2 million for the three months ended March 31, 2016 compared to $95.3 million for the three month period ended March 31, 2015. Operating income decreased $13.5 million, or 68.2%, to $6.3 million for the three month period ended March 31, 2016 compared to $19.8 million for the three month period ended March 31, 2015. Other expense decreased $0.8 million, or 10.0%, to $7.2 million for the three months ended March 31, 2016 compared to $8.0 million for the three months ended March 31, 2015. Income from continuing operations before income taxes decreased $12.8 million to a loss of $0.9 million for the three months ended March 31, 2016 compared to income of $11.9 million for the three months ended March 31, 2015.
For further detail regarding our operating results, see the Other Overview Discussion and discussions of Results of Operations – Comparison of Three months ended March 31, 2016 and 2015 below.

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
The tables below provide a reconciliation of retail revenues to postpay subscriber revenues used to calculate Total ABPU for the three months ended March 31, 2016 and 2015:

Total ABPU	Three Months Ended March 31,
(Dollars in thousands, except ABPU)	2016	2015
Retail revenue	$39,647	$43,011
Add: EIP billings	6,377	1,996
Less: prepay service revenues and other	(5,861)	(6,250)
Total postpay billings	$40,163	$38,757

Average number of postpay subscribers	229,800	222,600
Postpay ABPU	$58.26	$58.04

Operating Revenues
Our revenues are generated from the following sources:

•	Retail – subscriber revenues from network access, data services, and feature services;

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

•	Restructuring – includes employee separations, contract terminations, and other costs related to the reduction of corporate and other operating expenses;

•	Depreciation and amortization – includes depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	Gain on sale of assets - includes the gain from the sale of towers.

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
Income Taxes
Income tax expense and effective tax rate increase or decrease based upon changes in a number of factors, including our pre-tax income or loss, non-controlling interest, and non-deductible expenses.
Noncontrolling Interests in Earnings of Subsidiaries
We own 97% of Virginia PCS Alliance, L.C. (the “VA Alliance”), which provides PCS services to an estimated two million populated area in central and western Virginia. In accordance with the noncontrolling interest requirements in FASB ASC 810, Consolidations, we attribute approximately 3% of VA Alliance net income to these noncontrolling interests. No capital contributions from the minority owners were made during the three months ended March 31, 2016 and 2015. The VA Alliance made $0.1 million in distributions to the minority owners during the three months ended March 31, 2016 and no distributions during the three months ended March 31, 2015.
Loss from Discontinued Operations
Loss from Discontinued Operations includes the financial results, net of taxes, for the Eastern Markets.

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 AND 2015
OPERATING REVENUES
The following table identifies our operating revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Variance	% Variance
Retail revenue	$39,647	$43,011	$(3,364)	(7.8)%
Wholesale and other revenue	32,418	35,597	(3,179)	(8.9)%
Equipment sales	13,142	16,703	(3,561)	(21.3)%
Total operating revenues	$85,207	$95,311	$(10,104)	(10.6)%

Retail Revenue
Retail revenue declined $3.4 million, or 7.8%, to $39.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Postpay service revenue decreased as a result of higher adoption rates of lower rate plans as a result of competitive pricing pressures and service plan discounts offered with EIP, partially offset by a higher average subscriber base.
Wholesale and Other Revenue
Wholesale and roaming revenues decreased $3.2 million, or 8.9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily reflecting a $2.9 million decrease in revenue from the SNA. This decrease is the result of the amended terms of the SNA that took effect in May 2014.
Equipment Sales
Equipment revenues decreased $3.6 million, or 21.3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, reflecting a decrease in equipment sales to new and existing customers.
OPERATING EXPENSES
The following table identifies our operating expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Variance	% Variance
Cost of services	$23,221	$20,821	$2,400	11.5%
Cost of equipment sold	17,299	22,998	(5,699)	(24.8)%
Customer operations	15,303	19,553	(4,250)	(21.7)%
Corporate operations	9,482	8,624	858	9.9%
Restructuring	82	1,605	(1,523)	(94.9)%
Depreciation and amortization	13,486	12,917	569	4.4%
Gain on sale of assets	—	(11,009)	11,009	(100.0)%
Total operating expenses	$78,873	$75,509	$3,364	4.5%
Cost of Services – Cost of services increased $2.4 million, or 11.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $2.2 million increase in cell site expense to support additional capacity for our 4G LTE expansion.

Cost of Equipment Sold – Cost of equipment sold decreased $5.7 million, or 24.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a decrease in equipment sales to new and existing customers.
Customer Operations – Customer operations expense decreased $4.3 million, or 21.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to cost reductions in advertising and salaries, offset by increased bad debt expense primarily associated with the increase in EIP receivables.
Corporate Operations – Corporate operations expense increased $0.9 million, or 9.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 driven by costs related to the Merger.
Restructuring – Restructuring expense decreased $1.5 million for the three months ended March 31, 2016 due primarily to a decrease in severance charges, contract termination fees and professional fees associated with the reduction of corporate expenses.
Depreciation and Amortization – Depreciation and amortization expenses increased $0.6 million, or 4.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Gain on Sale of Assets - Gain on sale of assets was $11.0 million for the three months ended March 31, 2015 related to the sale of tower assets.
OTHER EXPENSE
Interest expense, net decreased $0.7 million, or 8.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was attributable to an increase in interest costs capitalized that were associated with our 4G LTE expansion and an increase in interest income recognized on our EIP receivables.

INCOME TAXES
Income tax expense (benefit) for the three months ended March 31, 2016 and 2015 was $(0.2) million and $4.8 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible acquisition related expenses, compensation, and non-controlling interest. We have provided for income taxes using a year to date calculation as we are unable to reliably estimate the annual effective income tax rate.
LOSS FROM DISCONTINUED OPERATIONS
Loss from Discontinued Operations includes the financial results, net of taxes, for the Eastern Markets.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We historically have funded our working capital requirements, capital expenditures and other payments from cash on-hand and net cash provided from operating activities.
As of March 31, 2016, we had $74.3 million of cash, compared to $72.7 million as of December 31, 2015, of which $19.7 million was held in market rate savings accounts (including $9.6 million held by the Company which is not restricted for certain payments by the Amended and Restated Credit Agreement). The remaining balance of $54.6 million was held in non-interest bearing accounts. The commercial bank that held substantially all of our cash at March 31, 2016 has a rating of Aa1 on long-term deposits by Moody’s. Our working capital (current assets minus current liabilities) was $104.9 million as of March 31, 2016 compared to $106.7 million as of December 31, 2015.
As of March 31, 2016, we had $605.0 million in aggregate long-term liabilities, compared to $604.7 million as of December 31, 2015, consisting of $506.6 million in long-term debt, including capital lease obligations, and approximately $96.1 million in other long-term liabilities consisting primarily of retirement benefits, deferred income taxes, asset retirement obligations and deferred gains on tower sales. Further information regarding long-term debt obligations at March 31, 2016 is provided in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We have a Restricted Payments basket under the terms of the Amended and Restated Credit Agreement, which can be used to make Restricted Payments, including dividends and stock repurchases. The Restricted Payments basket increases by $6.5 million per quarter plus an additional quarterly amount for Excess Cash Flow, if any (as defined in the Amended and Restated

Credit Agreement) and decreases by any actual Restricted Payments and by certain investments and debt prepayments made after the date of the Amended and Restated Credit Agreement. For the quarter ended March 31, 2016 there was no excess cash flow. The balance of the Restricted Payments basket as of March 31, 2016 was $92.6 million.
The Amended and Restated Credit Agreement also permits incremental commitments of up to $125.0 million (the “Incremental Commitments”) of which up to $35.0 million can be in the form of a revolving credit facility. The ability to incur the Incremental Commitments is subject to various restrictions and conditions, including having a Leverage Ratio (as defined in the Amended and Restated Credit Agreement) not in excess of 4.50:1.00 at the time of incurrence (calculated on a pro forma basis). As of March 31, 2016, there were no commitments associated with the Incremental Commitments and the leverage ratio for the Company was 9.33:1.00.
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
Cash Flows from Operations
The following table summarizes our cash flows from operations for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$22,924	$15,438
Net cash provided by/(used in) investing activities	(19,818)	15,855
Net cash used in financing activities	(1,506)	(1,421)

Operating Activities
Our cash flows from operating activities for the three months ended March 31, 2016 of $22.9 million increased $7.5 million, or 48.5%, compared to the cash flows from operating activities of $15.4 million for the three months ended March 31, 2015. Our operating income, exclusive of non-cash items such as depreciation and amortization and gain on sale of assets, decreased compared to the prior year. This decrease was offset by net changes in working capital which increased cash provided by operating activities. This increase is primarily due to cash received from income tax refund and a decrease in inventory, offset by a decrease in accounts payable due to the timing of cash paid to vendors.
Investing Activities
As we continue to upgrade our network, we invested $21.0 million in capital expenditures for the three months ended March 31, 2016. This was a decrease of $1.9 million compared to the $22.9 million of capital expenditures for the same period last year. Included in the capital spending for the three months ended March 31, 2016 was $14.9 million of expenditures for additional capacity to support projected growth and incremental 4G LTE expansion, and $6.0 million to maintain our existing networks and other business needs. These capital expenditures were partially offset by net proceeds of $1.1 million primarily from the sale of assets related to our discontinued operations.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 was $1.5 million compared to net cash used in financing activities of $1.4 million for the three months ended March 31, 2015, which reflected $1.4 million of principal payments on the long term debt.
We believe that our current cash balances of $74.3 million, our cash flows from operations and other capital resources will be sufficient to satisfy our working capital requirements, capital expenditures, interest costs, required debt principal payments prior to maturity, and stock repurchases, if any, through our stock repurchase plan, for the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks primarily related to interest rates. Aggregate maturities of long-term debt outstanding under the Amended and Restated Credit Agreement, based on the contractual terms of the instruments, were $521.6 million at March 31, 2016. Under this facility the Term Loan bears interest at a rate equal to either 4.75% above the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) or 3.75% above the Base Rate (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides that the Eurodollar Rate shall never be less than 1.00% per annum and the Base Rate shall never be less than 2.00% per annum. We also have other fixed rate, long-term debt in the form of capital leases totaling $0.4 million as of March 31, 2016.
At March 31, 2016, our financial assets included cash of $74.3 million and restricted cash of $2.2 million. Securities and investments totaled $1.5 million at March 31, 2016.

The following sensitivity analysis estimates the impact on the fair value of certain financial instruments, which are potentially subject to material market risks, at March 31, 2016, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Senior secured term loan, net of unamortized debt discount and issuance cost	$511,785	$517,677	$527,974	$507,610
Capital lease obligations	443	443	488	399
Our Amended and Restated Credit Agreement accrues interest based on the Eurodollar Rate plus an applicable margin (currently 475 bps). LIBOR for purposes of this facility floats when it exceeds the floor of 1.00%. At March 31, 2016, an immediate 10% increase or decrease to LIBOR would not have an effect on our interest expense as the variable LIBOR component would remain below the floor. In addition, at March 31, 2016 we had approximately $19.7 million of cash held in a market rate savings account. An immediate 10% increase or decrease to the market interest rate would not have a material effect on our cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in routine litigation in the ordinary course of our business. We do not believe that any pending or threatened litigation of which we are aware would have a material adverse effect on our financial condition, results of operations or cash flows. In addition, on August 24, 2015, Mr. Marvin Westen and Mr. Paul Sekerak, each filed a purported class action complaint relating to the Merger in the Court of Chancery of the State of Delaware. These complaints were dismissed.
Item 1A. Risk Factors.
In addition to the other information set forth in this quarterly report, including the updated risk factors below, as well as other information in our subsequent filings with the SEC, you should carefully consider the risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2009, the Company’s board of directors authorized management to repurchase up to $40.0 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the three months ended March 31, 2016 under the authorization. The approximate dollar value of shares that may yet be purchased under the plan was $23.1 million at March 31, 2016. Amounts available to the Company to repurchase stock are restricted by the Amended and Restated Credit Agreement. The authorization does not have an expiration date. A summary of our repurchases of common stock during the first quarter of 2016 is as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
February 1 - 29, 2016	13,638	9.19	—	—
March 1 - 31, 2016	2,109	9.19	—	—
Total	15,747	9.19	—	—

1
During the three months ended March 31, 2016, the Company repurchased restricted common stock in order to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Christopher E. French, President and Chief Executive Officer, Pursuant to Rule 13a-14(a).

31.2*	Certification of John Turtora, Vice President and Chief Accounting Officer, Pursuant to Rule 13a-14(a).

32.1*	Certification of Christopher E. French, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John Turtora, Vice President and Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS HOLDINGS CORP.

Dated: May 16, 2016	By:	/s/ Christopher E. French
Christopher E. French
President and Chief Executive Officer

Dated: May 16, 2016	By:	/s/ Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer

Dated: May 16, 2016	By:	/s/ John Turtora
John Turtora
Vice President and Chief Accounting Officer